Form 10-Q
period 2010-03-31
DOUGLAS DYNAMICS, INC
filed 2010-06-17
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number: 001-34728

DOUGLAS DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	134275891
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7777 North 73rd Street

Milwaukee, Wisconsin 53223

(Address of principal executive offices) (Zip code)

(414) 354-2310

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common shares outstanding as of June 16, 2010 was 21,310,426

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Unaudited Consolidated Balance Sheets

(in thousands except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$69,377	$69,073
Accounts receivable, net	9,599	32,172
Inventories	39,271	26,697
Deferred income taxes	3,729	3,729
Prepaid income taxes	5,051	—
Prepaid management fees-related party	104	417
Prepaid and other current assets	1,924	1,446
Total current assets	129,055	133,534

Property, plant, and equipment, net	25,884	26,661
Goodwill	107,222	107,222
Other intangible assets, net	131,410	132,950
Deferred financing costs, net	3,009	3,311
Other long-term assets	942	941
Total assets	$397,522	$404,619

Liabilities, redeemable stock and stockholders’ equity
Current liabilities:
Accounts payable	$3,885	$5,170
Accrued expenses and other current liabilities	9,531	12,598
Accrued interest	2,457	5,367
Income taxes payable	—	1,202
Short-term borrowings	6,000	—
Current portion of long-term debt	850	850
Total current liabilities	22,723	25,187

Retiree health benefit obligation	8,002	7,848
Pension obligation	9,017	8,957
Deferred income taxes	20,021	18,913
Deferred compensation	1,544	1,482
Long-term debt, less current portion	231,600	231,813
Other long-term liabilities	2,110	2,195

Reedemable preferred stock - Series A, par value $0.01, 65,000 shares authorized, no shares outstanding at March 31, 2010 and December 31, 2009	—	—
Reedemable preferred stock - Series B, par value $0.01, 1 share issued and outstanding at March 31, 2010 and December 31, 2009	1	1
Reedemable preferred stock - Series C, par value $0.01, 1 share issued and outstanding at March 31, 2010 and December 31, 2009	1	1

Stockholders’ equity:
Common Stock, par value $0.01, 23,750,000 shares authorized 14,421,736 shares issued and outstanding at March 31, 2010 and December 31, 2009	144	144
Additional paid-in capital	59,973	59,973
Stockholders’ notes receivable	(1,013)	(1,013)
Retained earnings	47,336	53,055
Accumulated other comprehensive loss, net of tax	(3,937)	(3,937)
Total stockholders’ equity	102,503	108,222
Total liabilities, redeemable stock and stockholders’ equity	$397,522	$404,619

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)

Net sales	$14,647	$15,173
Cost of sales	12,667	12,160
Gross profit	1,980	3,013

Selling, general, and administrative expense	5,808	5,532
Intangibles amortization	1,540	1,540
Management fees-related party	347	325

Loss from operations	(5,715)	(4,384)

Interest expense, net	(3,715)	(4,012)
Other income (expense), net	6	(59)
Loss before taxes	(9,424)	(8,455)

Income tax benefit	(3,705)	(3,993)

Net loss	$(5,719)	$(4,462)

Weighted average number of common shares outstanding:
Basic	14,421,736	14,429,645
Diluted	14,421,736	14,429,645

Loss Per Share:
Basic	$(0.40)	$(0.31)
Diluted	$(0.40)	$(0.31)

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)

Operating activities
Net loss	$(5,719)	$(4,462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,557	2,833
Amortization of deferred financing costs	302	284
Stock-based compensation	—	732
Provision for losses on accounts receivable	49	49
Deferred income taxes	1,108	(105)
Changes in operating assets and liabilities:
Accounts receivable	22,524	21,215
Inventories	(12,574)	(12,534)
Prepaid and other assets and prepaid income taxes	(5,217)	(3,339)
Accounts payable	(1,285)	(1,788)
Accrued expenses and other current liabilities	(7,179)	(7,924)
Deferred compensation	62	63
Benefit obligations and other long-term liabilities	129	440
Net cash used in operating activities	(4,243)	(4,536)

Investing activities
Capital expenditures	(1,240)	(1,322)
Net cash used in investing activities	(1,240)	(1,322)

Financing activities
Stock repurchases	—	(1,000)
Payments of deferred financing costs	—	(45)
Revolver borrowings	6,000	—
Repayment of long-term debt	(213)	(213)
Net cash provided by (used in) financing activities	5,787	(1,258)
Change in cash and cash equivalents	304	(7,116)
Cash and cash equivalents at beginning of period	69,073	53,552
Cash and cash equivalents at end of period	$69,377	$46,436

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.              Description of business and basis of presentation

Douglas Dynamics, Inc., is the North American leader in the design, manufacture and sale of snow and ice control equipment for light trucks, which is comprised of snowplows and sand and salt spreaders, and related parts and accessories.  The Company’s snow and ice control products are sold through a network of over 720 truck equipment distributors that purchase directly from the Company and are located throughout the snowbelt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). The Company sells its products under the WESTERN®, FISHER®, and BLIZZARD® brands.  The Company is headquartered in Milwaukee, WI and currently has manufacturing facilities in Milwaukee, WI, Rockland, ME, and Johnson City, TN; however, the Company plans to close its Johnson City, TN facility in mid-2010.  The Company operates as a single segment.

All share and per share data reported herein have been retrospectively restated to reflect the 23.75-for-one stock split of the Company’s common stock that occurred on May 7, 2010, immediately prior to the consummation of the Company’s initial public offering (“IPO”).

Initial Public Offering

On May 10, 2010, the Company completed its IPO of 10,000,000 shares of common stock at a public offering price of $11.25 per share, less underwriting discounts.  The 10,000,000 shares sold included 6,500,000 shares sold by the Company and 3,500,000 shares sold by certain selling stockholders.  In addition, on May 14, 2010, the selling stockholders in the IPO closed the sale of an additional 1,500,000 shares to the underwriters at the public offering price of $11.25, less underwriting discounts, pursuant to the underwriters’ exercise in full of their overallotment option.  The Company received approximately $73,125 in gross proceeds from the issuance and sale of its common stock in the IPO and approximately $62,639 in net proceeds after deducting underwriting discounts and total expenses related to the offering.  The Company did not receive any proceeds from the sale of its stock by the selling stockholders in the IPO.

Capitalization summary upon closing of IPO:

Common stock issued and outstanding at December 31, 2009	14,421,736
Issuance and sales of common stock by Company through IPO	6,500,000
Issuance of non-vested common stock in connection with IPO	208,130
Options exercised in connection with IPO	180,567
Fractional shares repurchased and retired in connection with IPO	(7)
Common stock issued and outstanding as of May 14, 2010	21,310,426

Concurrent with the closing of the IPO, the Company repurchased its one issued and outstanding share of Series B preferred stock and one issued and outstanding share of Series C preferred stock, each at a price of $1,000 per share.  As of June 17, 2010, the date of the filing of this Quarterly Report on Form 10-Q, the Company has no preferred stock outstanding.

Summary of Significant Accounting Policies

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of March 31, 2010 and the consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009 have been prepared by the Company and have not been audited.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

Pursuant to the rules and regulations of the Securities and Exchange Commission certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

principles have been condensed or omitted from the accompanying interim consolidated financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the consolidated financial statements for the year ended December 31, 2009.

Other comprehensive income (loss) includes the net income or loss of the Company plus the Company’s adjustments for its defined benefit plans based on the measurement date as of the Company’s year end.  Other comprehensive loss was the same as net loss for the three months ended March 31, 2010 and 2009.

The Company’s business is seasonal and consequently its results of operations and financial condition vary from quarter-to-quarter.  In addition, because of this seasonality, the Company’s results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. The Company attempts to manage the seasonal impact of snowfall on its revenues in part through its pre-season sales program. This pre-season sales program encourages the Company’s distributors to re-stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre-season pricing and payment deferral until the fourth quarter. As a result, the Company tends to generate its greatest volume of sales during the second and third quarters. By contrast, its revenue and operating results tend to be lowest during the first quarter as management believes the Company’s end-users prefer to wait until the beginning of a snow season to purchase new equipment and as the Company’s distributors sell off inventory and wait for the pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of the Company’s fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

Fair value measurements

The Company adopted the guidance originally issued in FASB statement No. 157, Fair Value Measurements (codified in Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures) (“ASC 820-10”) on January 1, 2008.  ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis.  ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:  (Level 1) observable inputs such as quoted prices in active markets;  (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach, which is prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At March 31, 2010 and December 31, 2009, the Company did not have any financial instruments accounted for at fair value.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Douglas Dynamics, Inc. and its direct wholly-owned subsidiary, Douglas Dynamics, L.L.C., and its indirect wholly-owned subsidiaries, Douglas Dynamics Finance Company and Fisher, L.L.C. (hereinafter collectively referred to as the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

Use of estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Accordingly, actual results could differ from those estimates.

2.              Fair Value

The carrying values of the Company’s cash and cash equivalents (Level 1 per ASC 820-10), trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair value as of March 31, 2010.  The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The carrying value and fair value (Level 2 per ASC 820-10) of the Company’s long-term debt at March 31, 2010 were $232,450 and $227,915, respectively.

3.              Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009

Finished goods and work-in-process	$37,755	$24,639
Raw material and supplies	1,516	2,058
	$39,271	$26,697

4.              Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31, 2010	December 31, 2009

Land	$1,000	$1,000
Land improvements	2,218	2,218
Buildings	13,766	13,766
Machinery and equipment	23,092	23,092
Furniture and fixtures	6,934	6,934
Mobile equipment and other	969	969
Construction-in-process	5,491	4,252
Total property, plant and equipment	53,470	52,231
Less accumulated depreciation	(27,586)	(25,570)
Net property, plant and equipment	$25,884	$26,661

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

5.              Long-Term Debt

Long-term debt is summarized below:

	March 31, 2010	December 31, 2009

Term Loan	$82,450	$82,663
Senior notes	150,000	150,000
Total long-term debt	232,450	232,663
Less current maturities	850	850
	$231,600	$231,813

Senior Credit Facilities

As of December 31, 2009 and March 31, 2010, the Company’s senior credit facilities consisted of an $85,000 term loan facility and a $60,000 revolving credit facility with a group of banks. The senior credit facilities have a maturity date of the earlier of (a) 180 days prior to the January 15, 2012 scheduled maturity date of the Company’s senior notes or (b) May 2013, for the term loan facility and May 2012, for the revolving credit facility. Interest rates are the base rate, plus a margin or at the Company’s option, the eurodollar rate plus a margin.

Under the revolving credit facility, the margin for base rate loans is either 0.25% or 0.50% and the margin for eurodollar rate loans is either 1.25% or 1.50%, in each case determined based on the Company’s leverage ratio from time to time. Under the term loan facility, the margin for base rate loans is 1.25% and the margin for eurodollar rate loans is 2.25%. The senior credit facilities were used to refinance the Company’s previous credit facility and are also used to pay dividends, make acquisitions and for other general corporate purposes.  The term loan facility is payable in equal quarterly installments of $212.5 with the balance payable at maturity.

At March 31, 2010 the Company had outstanding borrowings on the revolving credit facility of $6,000 and remaining borrowing availability of $53,961.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default.  The senior credit facilities entered into by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained (such event, a “liquidity event”), and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred.  In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures not exceed $10.0 million in any calendar year and, during the occurrence of a liquidity event, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0.  Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility.  At March 31, 2010, the Company was in compliance with the respective covenants.  The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for allowed distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

defined in the senior credit facilities as consolidated adjusted EBITDA plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of March 31, 2010 and December 31, 2009, the Company was not required to make an excess cash flow payment.

Senior Notes

As of March 31, 2010 and December 31, 2009, the Company had outstanding $150,000 of 7.75% senior notes (the “Senior Notes”) due January 15, 2012. The Senior Notes are redeemable at any time on or after January 15, 2009, at the Company’s option, in whole or in part, upon not less than 30 days nor more than 60 days notice to each holder of the Senior Notes. Should the Company repurchase all of the Senior Notes, the redemption prices for the purchase of the Senior Notes would equal 101.938% and 100.000%, if redeemed during the twelve month period commencing January 15, 2010 and 2011 and thereafter, respectively. Interest on the Senior Notes is payable semiannually.

The indenture for the Senior Notes contains certain non-financial covenants that restrict the Company’s ability to borrow money, pay dividends on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions. At March 31, 2010 and December 31, 2009, the Company was in compliance with all covenants under the indenture governing the Senior Notes. The Senior Notes are unsecured and unconditionally guaranteed by Douglas Dynamics, Inc. and all of the subsidiaries of the Company.

Amendments to Senior Credit Facilities and Redemption of Senior Notes

Concurrent with the consummation of the IPO, the Company amended its senior credit facilities to allow, among other things, (i) it to redeem the Senior Notes, (ii) increase the size of its term loan facility by $40,000 and (iii) amend certain of the provisions in its senior credit facilities which govern the Company’s ability to pay dividends. After effecting the discharge of the Senior Notes, and unless terminated earlier, the Company’s revolving credit facility will mature on May 21, 2012. After effecting the discharge of the Senior Notes, the Company’s term loan will amortize in nominal amounts quarterly with the balance payable on May 21, 2013 with respect to the existing term loans and May 21, 2016 with respect to the additional term loans.  In addition, in connection with the amendments to the Company’s senior credit facilities, the interest on the existing portion of the term loan facility was increased from an interest rate equal to (at the Company’s option) either the base rate plus 1.25% or the eurodollar rate plus 2.25% to (at the Company’s option) either the base rate (which shall be no less than 3%) plus 3.5% or the eurodollar rate (which shall be no less than 2%) plus 4.5%.  The interest for the additional $40,000 increase in the Company’s term loan facility is an interest rate equal to (at the Company’s option) either the base rate (which shall be no less than 3%) plus 4% or the eurodollar rate (which shall be no less than 2%) plus 5%.

On June 9, 2010 the Company completed the redemption of its Senior Notes.  The Company redeemed its Senior Notes with the proceeds from the additional term loan, together with the IPO proceeds and cash on hand for a total of $157,557 including $4,650 of accrued interest and the $2,907 redemption premium which will be recorded as a loss on early extinguishment of debt in the second quarter of 2010.  In addition, the Company will write off of approximately $1,007 of deferred financing costs.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

6.              Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	March 31, 2010	December 31, 2009

Payroll and related costs	$3,033	$3,659
Employee benefits	2,887	2,534
Accrued warranty	1,933	3,040
Other	1,678	3,365
	$9,531	$12,598

7.              Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.  The warranty reserve is included with Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheets.

The following is a rollforward of the Company’s warranty liability:

	Three months ended
	March 31, 2010	March 31, 2009

Balance at the beginning of the period	$3,040	$2,272
Warranty provision	229	140
Claims paid/settlements	(1,336)	(1,149)
Balance at the end of the period	$1,933	$1,263

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

8.              Employee Retirement Plans

The components of net periodic pension cost consisted of the following:

	Three months ended
	March 31, 2010	March 31, 2009
Component of net periodic pension cost:
Service cost	$200	$205
Interest cost	358	339
Expected return on plan assets	(290)	(246)
Amortization of net loss	81	130
Net periodic pension cost	$349	$428

The Company estimates its total required minimum contributions to its pension plans in 2010 will be $1,050.  As of March 31, 2010, the Company has made $289 of cash contributions to the pension plans versus $207 during the same period in 2009.

9.              Stock Repurchases

On January 23, 2009, the Company entered into securities repurchase agreements with certain members of management.  Pursuant to these agreements, the Company repurchased at fair value and subsequently retired 27,004 shares of common stock and 89,371 stock options in exchange for aggregate consideration of $1,137, comprised of a cash payment of $1,000 and the satisfaction of the remaining principal amount of $137 on promissory notes held by the members of management.  As a result of the repurchase of stock options, the Company recorded $732 of compensation expense in the three months ended March 31, 2009 which represented the fair value of the repurchased options.

10.       Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income(loss) by the weighted average number of common stock and common stock equivalents related to the assumed exercise of stock options, using the treasury stock method.  Stock options for which the exercise price exceeds the average fair value have an anti-dilutive effect on earnings per share and are excluded from the calculation.  There were 819,185 shares excluded from diluted earnings per share for the three months ended March 31, 2010 and 2009, as the shares would be anti-dilutive for those periods as the Company incurred a net loss.

The following shares were used to calculate basic and diluted earnings per share for the three months ended March 31,

	2010	2009

Basic weighted average common shares outstanding	14,421,736	14,429,645
Incremental shares applicable to common stock options	—	—
Average diluted weighted average common shares outstanding	14,421,736	14,429,645

The deferred common stock units are convertible to common stock upon the earlier to occur of (i) a change of control or (ii) the later of the closing of a qualified initial public offering of  the Company’s common stock or the expiration of the lock-up agreement entered into in connection with the qualified initial public offering.  The impact of the conversion of the deferred common stock units is excluded from diluted earnings per share calculations for all years presented, as this contingent event did not occur by the end of the respective reporting periods.  The number of shares of common stock that would be issued

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

upon the expiration of the lock-up agreement entered into in connection with a qualified initial public offering or a change of control is 174,230 shares.

11.       Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various litigation including product liability and intellectual property disputes.  However, the Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.  In addition, the Company is not currently a party to any environmental-related claims or legal matters.

12.       Restructuring

On April 27, 2009, the Company announced a plan to close its Johnson City, TN manufacturing facility and move production from this facility to its Milwaukee, WI and Rockland, ME facilities by mid-2010.  The Company expects to realize significant annual cost savings and improved customer delivery performance as a result.  The closure will result in the elimination of approximately 100 positions in Johnson City and the addition of approximately 50 positions in Rockland and approximately 35 positions in Milwaukee.

Related to the facility closure, the Company  recorded $63 of employee termination costs and $377 for other closure costs for the three months ended March 31, 2010.  No restructuring expenses were recorded for the three months ended March 31, 2009, as the plan was not in effect at such time.  The Company expects the total cost of this restructuring to be $2,288 consisting of employee termination costs of $824 and other costs of $1,464.  The other costs consist principally of facility move preparation and equipment relocation costs.  These costs are included in the “Selling, General and Administrative Expense” line in the Company’s condensed consolidated statements of operations.

The following represents a reconciliation of changes in the restructuring reserves related to this project through March 31, 2010.

	Employee Termination Costs	Other Exit Costs	Total
Accrued restructuring reserves as of December 31, 2009	$690	$—	$690
Activity during three months ended March 31, 2010:
Charges to earnings	63	377	440
Payments	—	(377)	(377)
Accrued restructuring reserves as of March 31, 2010	$753	—	$753

In connection with the restructuring, the Company reassessed the useful lives of its manufacturing facility and certain equipment.  As a result of this assessment, the Company assigned shorter useful lives to these assets and recorded accelerated depreciation of $950 for the three months ended March 31, 2010.  This change in estimate reduced basic and diluted earnings per share by $0.04.

Based on the anticipated reduction in workforce, the Company anticipates recognizing a curtailment gain related to its other post retirement benefit plans, which will be recorded in the statements of operations when the participants are terminated.  The exact amount of this gain is not known at this time.  In addition, the Company anticipates recognizing a curtailment gain related to its pension plans.  Because the estimated curtailment gain is less than the unrecognized actuarial losses, the curtailment gain will be recorded as a component of other comprehensive income (loss).

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

13.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company does not have any significant permanent differences and estimates that the effective combined federal and state tax rate for 2010 will be approximately 38 percent.  The Company’s effective tax rate (benefit) was 39.3% and 47.2% for the three months ended March 31, 2010 and 2009, respectively.  The effective tax rate (benefit) for the three months ended March 31, 2009 was higher than the corresponding period in 2010  due to the release of a valuation allowance for Wisconsin net operating losses (NOLs) in the first quarter of 2009 due to a tax law change in the state of Wisconsin resulting in the ability to utilize the NOLs in future periods.

14.       Related Party Transactions

The Company is party to a Joint Management Services Agreement with Aurora Management Partners, LLC (“AMP”) and ACOF Management, LP (“ACOF”), affiliates of its principal stockholders.  Pursuant to the version of the agreement in effect as of March 31, 2009 and 2010, the Company agreed to pay an annual management fee of $1,250 per annum, to AMP and ACOF, pro rata in accordance with their respective holdings, plus reimbursement of reasonable out-of-pocket expenses, in exchange for consultation and advice in fields such as financial services, accounting, general business management, acquisitions, dispositions and banking.  During the three months ended March 31, 2010 and 2009, the Company recognized management fees and related expenses of $347 and $325, respectively, relating to this agreement.

In connection with the Company’s IPO, the Company amended and restated the terms of its Joint Management Services Agreements to, among other things, (i) extend the term of service until the earlier of (A) the fifth anniversary of the consummation of the Company’s IPO, (B) such time as AMP and ACOF, together with their affiliates, collectively hold less than 5% of the Company’s outstanding common stock and (C) such time as all parties mutually agree in writing, while eliminating all other termination events (other than termination for cause); (ii) eliminate the annual management fee, as well as the provision obligating the Company to pay AMP and ACOF a transaction fee in the event of an acquisition or any sale or disposition of the Company or any of its divisions or any sale of substantially all Company assets or similar transactions in exchange for a one-time fee of $5,800 upon the consummation of the IPO, pro rata in accordance with their respective holdings; and (iii) modify the expense reimbursement provisions to include reimbursement for out-of-pocket expenses incurred in connection with SEC and other legally required filings made by each of AMP and ACOF with respect to the Company’s securities and certain other expenses.  The one-time management fee was paid on May 10, 2010, and will be recorded as a second quarter expense in 2010.

15.       Subsequent Events

In connection with the Company’s IPO, on May 4, 2010, the Company granted 208,130 shares of restricted stock to certain members of management.  The restricted stock vests in five equal annual installments.  The Company will record compensation expense related to this restricted stock ratably over the five year vesting period beginning in the second quarter of 2010.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in the prospectus related to our initial public offering (“IPO”)  dated May 4, 2010, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) on May 6, 2010, which is accessible on the SEC’s website at www.sec.gov.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise: “Douglas Dynamics,” the “Company,” “we,” “our,” or “us” refer to Douglas Dynamics, Inc. (formerly known as Douglas Dynamics Holdings, Inc.).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends,, future financial performance, strategies, expectations, closure of our Johnson City manufacturing facility,competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) the inability of our suppliers to meet our volume or quality requirements; (vii) our inability to protect or continue to build our intellectual property portfolio; (viii) our inability to develop new products or improve upon existing products in response to end-user needs; (ix) losses due to lawsuits arising out of personal injuries associated with our products; and (x) our inability to compete effectively against competition, as well as those discussed in the section entitled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Our Business

We are the North American leader in the design, manufacture and sale of snow and ice control equipment for light trucks, which consists of snowplows and sand and salt spreaders, and related parts and accessories. We sell our products under the WESTERN®, FISHER® and BLIZZARD® brands which are among the most established and recognized in the industry. We believe that in 2009 our share of the light truck snow and ice control equipment market was greater than 50%. We sell our products exclusively through what we believe is the industry’s most extensive North American distributor network, which primarily consists of over 720 truck equipment distributors who purchase directly from us and are located throughout the snowbelt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors, with an average tenure of approximately 15 years. We continually seek to grow and optimize our network by opportunistically adding high-quality, well-capitalized distributors in select geographic areas and by cross-selling our industry-leading brands within our distribution network. Beginning in 2005, we began to extend our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

The annual demand for snow and ice control equipment is driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end-user. We believe actively-used snowplows are typically replaced, on average, every 7 to 8 years. The primary factor influencing the replacement cycle for snow and ice control equipment is the level, timing and location of snowfall.

Accordingly, our sales depend primarily on the level, timing and location of snowfall. Sales of our products in any given year and region are most heavily influenced by local snowfall levels in the prior snow season. Heavy snowfall during a given winter causes usage of our equipment to increase, resulting in greater wear and tear and shortened life cycles, thereby creating a need for replacement equipment and additional parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement snow and ice control equipment prior to the following winter. Moreover, in our experience, the timing of snowfall in a given winter also influences our end-users’ decision-making process. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our end-users may respond to an early snowfall by purchasing replacement snow and ice control equipment earlier than they might otherwise have. Alternatively, light snowfall during a given winter season may cause equipment usage to decrease, thereby extending its useful life and delaying replacement equipment purchases. Because the level, timing and location of snowfall are critical drivers of our sales, our results of operations vary from year-to-year and from season to season as snowfall varies from year to year. See “—Seasonality and Year-to-Year Variability” and “Risk Factors—The year-to-year variability of our business can cause our results of operations and financial condition to be materially different from year-to-year; whereas the seasonality of our business can cause our results of operations and financial condition to be materially different from quarter-to-quarter.” While snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi-year periods.

The demand for our snow and ice control equipment can also be influenced by general economic conditions in the United States, as well as local economic conditions in the snowbelt regions in North America. In stronger economic conditions, our end-users may choose to replace or upgrade existing equipment before its useful life has ended, while in weak economic conditions, our end-users may seek to extend the useful life of equipment, thereby increasing the sales of parts and accessories. While our parts and accessories yield slightly higher gross margins than our snow and ice control equipment, they yield significantly lower revenue than equipment sales, which adversely affects our results of operations. However, since snow and ice control management is a non-discretionary service necessary to ensure public safety and continued personal and commercial mobility in populated areas that receive snowfall, end-users cannot extend the useful life of snow and ice control equipment indefinitely and must replace equipment that has become too worn, unsafe or unreliable, regardless of economic conditions.

Costs of Sales and Selling, General and Administrative Expense

Our costs of sales consist primarily of variable costs, including labor, materials and manufacturing overhead. Our selling, general and administrative expenses consist primarily of our expenses for general administration, sales, marketing, advertising, administration, incentive plans and intangible amortization. Because of our highly variable cost structure, we are able to easily reduce our costs of sales during periods following a year in which snowfall levels were low and during periods in which sales are lower. Our selling, general and administrative expenses can also be reduced temporarily in such periods to maximize cash flow.

Although steel is a significant component of our cost of sales, we attempt to mitigate increases in the price of steel by implementing corollary price increases for our products in the form of a permanent price increase (in circumstances in which we believe the increase in the price of steel will be permanent) or temporary surcharges (in circumstances in which we believe the increase in the price of steel will be temporary).

Specifically, our cost of sales increased in 2008 and remained high in 2009 due in large part to elevated steel costs but also due to increased sales. Through the implementation of a permanent price increase and temporary invoice surcharge commencing in the fourth quarter of 2008 and extending such price increase through the twelve months ended December 31, 2009 and the invoice surcharge through January 31, 2009, we were successful in insulating our gross profit from the effect of steel price increases on our 2008 purchases. Though we continued to mitigate the effect of elevated steel costs throughout 2009, our gross profit in that period declined relative to the corresponding period in 2008. This was mainly due to the decline in unit sales of snow and ice control equipment we experienced and the consequent decrease in net sales relative to fixed costs. Notwithstanding that decrease, we believe the measures we have taken to mitigate the effect of steel prices remained effective throughout 2009, and we intend to continue to implement similar measures to mitigate steel cost increases in the future.

Initial Public Offering

On May 10, 2010, the Company completed its IPO of 10,000,000 shares of common stock at a public offering price of $11.25 per share, less underwriting discounts.  The 10,000,000 shares sold included 6,500,000 shares sold by the Company and 3,500,000 shares sold by certain selling stockholders.  In addition, on May 14, 2010, the selling stockholders in the IPO closed the sale of an additional 1,500,000 shares to the underwriters at the public offering price of $11.25, less underwriter discounts, pursuant to the underwriters’ exercise in full of their overallotment option.  The Company received approximately $73.1 million in gross proceeds from the issuance and sale of its common stock in the IPO and approximately $62.6 million in net proceeds after deducting underwriting discounts and total expenses related to the IPO.  The Company did not receive any proceeds from the sale of its stock by the selling stockholders in the IPO.  The Company used the proceeds from the IPO, together with the increase in its term loan facility and cash on hand, to redeem all of its outstanding $150.0 million, 7.75% senior notes due January 15, 2012, including accrued and unpaid interest and the related redemption premium.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Overview

The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three months ended March 31, 2010 and 2009.  During the three months ended March 31, 2010 and 2009, we sold 2,646 and 2,399 units of snow and ice control equipment, respectively.

	Three months ended March 31,
	2010	2009

Equipment	59%	56%

Parts and accessories	41%	44%

The following table sets forth, for the three months ended March 31, 2010 and 2009, the consolidated statements of operations of Douglas Dynamics, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2010 and 2009 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands) (unaudited)

Net sales	$14,647	$15,173
Cost of sales	12,667	12,160
Gross profit	1,980	3,013

Selling, general, and administrative expense	5,808	5,532
Intangibles amortization	1,540	1,540
Management fees-related party	347	325

Loss from operations	(5,715)	(4,384)

Interest expense, net	(3,715)	(4,012)
Other income (expense), net	6	(59)
Loss before taxes	(9,424)	(8,455)

Income tax benefit	(3,705)	(3,993)

Net loss	$(5,719)	$(4,462)

The following table sets forth for the three months ended March 31, 2010 and 2009, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended
	March 31, 2010	March 31, 2009

Net sales	100.0%	100.0%
Cost of sales	86.5	80.1
Gross profit	13.5	19.9

Selling, general, and administrative expense	39.7	36.5
Intangibles amortization	10.5	10.1
Management fees-related party	2.4	2.1

Loss from operations	(39.0)	(28.9)

Interest expense, net	(25.4)	(26.4)
Other income (expense), net	0.0	(0.4)
Loss before taxes	(64.3)	(55.7)

Income tax benefit	(25.3)	(26.3)

Net loss	(39.1)%	(29.4)%

Net Sales

Historically, first quarter net sales are the lowest of any quarter, typically averaging less than 10% of full year net sales.  Management believes this is due to distributors and end-users generally not wanting to replace equipment until the beginning of a snow season and distributors generally waiting until the Company’s pre-season sales program to re-stock their inventory.  As such, the Company historically generates a net loss in the first quarter.

Net sales were $14.6 million for the three months ended March 31, 2010 compared to $15.2 million in the three months ended March 31, 2009, a decrease of $0.6 million, or 3.5%. This decline was driven by a reduction in parts and accessories sales of $0.8 million or 11%.  Slightly offsetting this decline was an increase in equipment sales of $0.2 million or 2% in the three months ended March 31, 2010 from the corresponding period last year, due in part to heavy snowfall in February 2010 in the eastern region of the United States.

Cost of Sales

Cost of sales were $12.7 million for the three months ended March 31, 2010 compared to $12.2 million for the three months ended March 31 2009, an increase of $0.5 million, or 4.2%. This increase in cost of sales was driven entirely by one time, non-recurring accelerated depreciation costs totaling $1.0 million, associated with reassessing the useful lives of the Company’s manufacturing facilities and certain equipment  at our Johnson City plant. Excluding these one time, non-recurring costs, cost of sales for the three months ended March 31, 2010 would have been $11.7 million with costs of sales as a percentage of net sales being 80.1% for both the three months ended March 31, 2010 and 2009.   As a percentage of cost of sales, fixed and variable costs were approximately 36% and 64%, respectively, for the three months ended March 31, 2010 versus approximately 26% and 74%, respectively, for the three months ended March 31, 2009.  Fixed costs as a percentage of cost of sales were higher in the three months ended March 31 2010 due to the $1.0 million of one time, non recurring costs associated with our Johnson City plant closure noted above.

Gross Profit

Gross profit was $2.0 million for the three months ended March 31, 2010 compared to $3.0 million in the three months ended March 31, 2009, a decrease of $1.0 million, or 34.3%, due primarily to the one time, non recurring plant closure costs described above under “—Cost of Sales.”  As a percentage of net sales, gross profit decreased from 19.9% for the three months ended March 31, 2009 to 13.5% for the corresponding period in 2010, primarily as a result of the factors discussed above under “—Net Sales” and “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses were $5.8 million for the three months ended March 31, 2010, compared to $5.5 million for the three months ended March 31 2009, an increase of $0.3 million.  This increase was primarily attributable to one time, non recurring plant closure costs at our Johnson City facility totaling  $0.4 million, comprised namely of employee termination and plant relocation costs. As a percentage of net sales, selling, general and administrative expenses increased from 39.7% for the three months ended March 31, 2009 to 36.5% for the corresponding period in 2009 due to the factors discussed above.

Interest Expense

Interest expense was $3.7 million for the three months ended March 31, 2010 compared to $4.0 million in the corresponding period in 2009, a decrease of $0.3 million. This decrease was due to reduced interest rates on our term loan of $0.3 million.

Income Taxes

The Company’s effective tax rate (a benefit) was 39.3% and 47.2% for the three months ended March 31, 2010 and 2009, respectively.  The effective tax rate (benefit) for the three months ended March 31, 2009 was higher than the corresponding period in 2010 due to the release of a valuation allowance for Wisconsin net operating losses (NOLs) in the first quarter of 2009 as a result of a tax law change in the state of Wisconsin resulting in the ability to utilize the NOLs in future periods.

Net Loss

Net loss for the three months ended March 31, 2010 was $5.7 million compared to net loss of $4.5 million for the corresponding period in 2009, an increase of $1.3 million, or 28.2%. This increase in net loss was driven by the factors described above and primarily by the impact of one time, non recurring costs associated with the closure of our Johnson City plant. As a percentage of net sales, net loss was 39.0% for the three months ended March 31, 2010 compared to 29.4% for the three months ended March 31, 2009.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2010 was negative $1.2 million compared to negative $0.5 million in the corresponding period in 2009, a decrease of $0.7 million, or 138.4%.  As a percentage of net sales, Adjusted EBITDA decreased from a negative 3.3% for the three months ended March 31, 2009 to a negative 8.1% for the three months ended March 31, 2010.  The decrease in Adjusted EBITDA is primarily attributable to reduced production levels, which resulted in lower overhead absorption. This stemmed from the transition of production from our Johnson City plant to our Milwaukee and Rockland manufacturing facilities.

Non-GAAP Financial Measure

Adjusted EBITDA does not conform to U.S. generally accepted accounting principles (“GAAP”). It should not be construed as an alternative to the reported results determined in accordance with GAAP. Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for management fees paid by us to affiliates of our principal stockholders, stock-based compensation, certain non-recurring charges related to the closure of our Johnson City, Tennessee manufacturing facility and certain unrelated legal expenses.   We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and depletion, and amortization and accretion, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

Adjusted EBITDA has limitations as an analytical tool. As a result, you should not consider it in isolation, or as a substitute for net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Some of these limitations are:

•                  Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•                  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•                  Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•                  Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure; and

•                  Adjusted EBITDA does not reflect tax obligations whether current or deferred.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009

Net Loss	$(5,719)	$(4,462)

Interest Expense - Net	3,715	4,012
Income Taxes	(3,705)	(3,993)
Depreciation Expense	2,017	1,293
Amortization	1,540	1,540
EBITDA	(2,152)	(1,610)

Management Fees	347	325
Stock Based Compensation (1)	—	732
Other non-recurring charges (2)	619	55

Adjusted EBITDA	$(1,186)	$(498)

(1)          Reflects the stock-based compensation expense associated with the repurchase of stock options from certain of our executives.

(2)          Reflects severance and one-time, non-recurring expenses for costs related to the closure of our Johnson City facility of $440 and $0 for the three months ended March 31, 2010 and 2009, respectively, and $179 and $55 of unrelated legal fees for the three months ended March 31, 2010 and 2009, respectively.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in the prospectus related to our IPO, filed with the SEC in accordance with Rule 424(b) of the Securities Act, under the heading  “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” on May 6, 2010, which is accessible on the SEC’s website at www.sec.gov.

New Accounting Pronouncements

For the three months ended March 31, 2010, the Company did not adopt any new accounting pronouncements that had a significant impact to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.  As of March 31, 2010, our senior credit facilities consisted of a $60 million senior secured revolving credit facility, entered into by our subsidiaries, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers and an $85 million senior secured term loan facility, entered into by Douglas Dynamics, L.L.C., as borrower, each on May 21, 2007.  Concurrent with the consummation of our IPO, we amended our senior credit facilities to, among other things, (i) allow us to redeem our Senior Notes, (ii) increase the size of our term loan facility by $40 million, which additional term loans will mature in May 2016 and (iii) amend certain of the provisions in our senior credit facilities which govern our ability to pay dividends.

On June 9, 2010, we completed the redemption of our $150 million of 7.75% senior notes (the “Senior Notes”) due January 15, 2012.  We redeemed the Senior Notes using the proceeds from our IPO, together with the increase in our term loan facility and cash on hand, for a total of $157.6 million including accrued interest and redemption premium.

We expect that our primary uses of cash will be to provide working capital, meet debt service requirements, finance capital expenditures, pay dividends under our dividend policy and support our growth, including through potential acquisitions, and for other general corporate purposes.  For a description of the seasonality of our working capital rates see “—Seasonality and Year-To-Year Variability.”

As discussed in the prospectus relating to our IPO, in connection with our IPO, our Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend, commencing in the third quarter of 2010 in equal quarterly installments at an initial annual rate of $0.73 per share.  The declaration and payment of these dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, legal requirements, taxes and other factors our Board of Directors may deem to be relevant. The terms of our indebtedness also restricts us from paying cash dividends on our common stock under certain circumstances. As a result of this dividend policy, we may not have significant cash available to meet any large unanticipated liquidity requirements. As a result, we may not retain a sufficient amount of cash to fund our operations or to finance unanticipated capital expenditures or growth opportunities, including acquisitions. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

As of March 31, 2010, we had $123.4 million of total liquidity, comprised of $69.4 million in cash and cash equivalents and borrowing availability of $54.0 million under our revolving credit facility.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $6 million of borrowing availability. We expect that cash on hand, generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories at March 31, 2010, December 31, 2009 and March 31, 2009.

	As of
	March 31, 2010	December 31, 2009	March 31, 2009
Cash and cash equivalents	$69,377	$69,703	$46,436
Inventories	39,271	26,697	41,335

We had cash and cash equivalents of $69.4 million at March 31, 2010 compared to cash and cash equivalents of $46.4 million at March 31, 2009.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three months ended March 31,
Cash Flows (in thousands)	2010	2009	Change	% Change
Net cash used in operating activities	$(4,243)	$(4,536)	$293	(6.5)%
Net cash used in investing activities	(1,240)	(1,322)	82	(6.2)%
Net cash provided by (used in) financing activities	5,787	(1,258)	7,045	(560.0)%

Increase (decrease) in cash	$304	$(7,116)	$7,420	(104.3)%

Net cash used in operating activities decreased $0.3 million from the three months ended March 31, 2009 to the three months ended March 31, 2010 due mainly to minor changes in working capital.

Net cash used in investing activities decreased $0.1 million for the three months ended March 31, 2010, compared to the corresponding period in 2009.  This was due to the fact that a majority of our capital expenditures for the three months ended March 31, 2010 were in our manufacturing plants in Milwaukee, WI and Rockland, ME to support the closure of our Johnson City, TN manufacturing plant planned for mid-2010.

Net cash provided by (used in) financing activities increased $7.0 million for the three months ended March 31, 2010 compared to the corresponding period in 2009, primarily as a result of revolver borrowings of $6.0 million to fund working capital requirements for our pre-season inventory build.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Year-to-Year Variability

Our business is seasonal and also varies from year-to-year. Consequently, our results of operations and financial condition vary from quarter-to-quarter and from year-to-year as well. In addition, because of this seasonality and variability, our results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. That being the case, while snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi-year periods.

Sales of our products are significantly impacted by the level, timing and location of snowfall, with sales in any given year and region most heavily influenced by snowfall levels in the prior snow season (which we consider to begin in October and end in March) in that region. This is due to the fact that end-user demand for our products is driven primarily by the condition of their snow and ice control equipment, and in the case of professional snowplowers, by their financial ability to purchase new or replacement snow and ice control equipment, both of which are significantly affected by snowfall levels. Heavy snowfall during a given winter causes usage of our products to increase, resulting in greater wear and tear to our products and a shortening of their life cycles, thereby creating a need for replacement snow and ice control equipment and related parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement snow and ice control equipment prior to the following winter. To a lesser extent, sales of our products are influenced by the timing of snowfall in a given winter. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our end-users may respond to an early snowfall by purchasing replacement snow and ice control equipment during the current season rather than delaying purchases until after the season is over when most purchases are typically made by end-users.

We attempt to manage the seasonal impact of snowfall on our revenues in part through our pre-season sales program, which involves actively soliciting and encouraging pre-season distributor orders in the second and third quarters by offering our distributors a combination of pricing, payment and freight incentives during this period. These pre-season sales incentives encourage our distributors to re-stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering pre-season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two-thirds over the last ten years) during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. By contrast, our revenue and operating results tend to be lowest during the first quarter as management believes our end-users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of our fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

Because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we typically require capital as we are generally required to build our inventory in anticipation of our second and third quarter pre-season sales. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter and then begin to decline through the fourth quarter through a reduction in accounts receivables when we receive the majority of the payments for pre-season shipped products.

We also attempt to manage the impact of seasonality and year-to-year variability on our business costs through the effective management of our assets. Our asset management and profit focus strategies include:

•                  the employment of a highly variable cost structure facilitated by a core group of workers that we supplement with a temporary workforce as sales volumes dictate, which allows us to adjust costs on an as-needed basis in response to changing demand;

•                  our enterprise-wide lean concept, which allows us to adjust production levels up or down to meet demand;

•                  the pre-season order program described above, which incentivizes distributors to place orders prior to the retail selling season; and

•                  a vertically integrated business model.

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and sales, general and administrative expenditures to account for the year-to-year variability of our sales volumes.

Additionally, although modest, our annual capital expenditure requirements can be temporarily reduced by up to approximately 40% in response to actual or anticipated decreases in sales volumes. If we are unsuccessful in our asset management initiatives, the seasonality and year-to-year variability effects on our business may be compounded and in turn our results of operations and financial condition may suffer.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

We do not use financial instruments for speculative trading purposes, and do not hold any derivative financial instruments that could expose us to significant market risk. Our primary market risk exposures are changes in interest rates and steel price fluctuations.

Interest Rate Risk

We are exposed to market risk primarily from changes in interest rates.  Certain of our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk.  In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate based on our average daily availability under our revolving credit facility.  When the average daily excess availability on our revolving credit facility falls below $25 million, our interest rate on the revolving credit facility will increase by 0.25%.  The maximum impact this would have on our interest expense would be $150,000 per year.  If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease.

As of March 31, 2010, we had outstanding borrowings under our term loan of $82. 5 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2010 by $0. 2 million, $0.3 million and $0.4 million, respectively.

As of March 31, 2010, we had outstanding borrowings under our revolving credit facility of $6.0 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have had an immaterial effect on interest incurred for the three months ended March 31, 2010.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue was 34.1% and 45.1% for the three months ended March 31, 2010 and 2009, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

Item 4.      Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental-related claims or legal matters.

Item 1A.      Risk Factors

The Company operates in an environment that involves numerous known and unknown risks and uncertainties.   Our business, prospects, financial condition and operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The risks described below highlight some of the factors that have affected, and in the future could affect our operations.

Our results of operations depend primarily on the level, timing and location of snowfall. As a result, a decline in snowfall levels in multiple regions for an extended time could cause our results of operations to decline and adversely affect our ability to pay dividends.

As a manufacturer of snow and ice control equipment for light trucks, and related parts and accessories, our sales depend primarily on the level, timing and location of snowfall in the regions in which we offer our products. A low level or lack of snowfall in any given year in any of the snowbelt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada) will likely cause sales of our products to decline in such year as well as the subsequent year, which in turn may adversely affect our results of operations and ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year-to-Year Variability.” A sustained period of reduced snowfall events in one or more of the geographic regions in which we offer our products could cause our results of operations to decline and adversely affect our ability to pay dividends.

The year-to-year variability of our business can cause our results of operations and financial condition to be materially different from year-to-year; whereas the seasonality of our business can cause our results of operations and financial condition to be materially different from quarter-to-quarter.

Because our business depends on the level, timing and location of snowfall, our results of operations vary from year-to-year. Additionally, because the annual snow season typically only runs from October 1 through March 31, our distributors typically purchase our products during the second and third quarters. As a result, we operate in a seasonal business. We not only experience seasonality in our sales, but also experience seasonality in our working capital needs. Consequently, our results of operations and financial condition can vary from year-to-year, as well as from quarter-to-quarter, which could affect our ability to pay dividends. If we are unable to effectively manage the seasonality and year-to-year variability of our business, our results of operations, financial condition and ability to pay dividends may suffer.

If economic conditions in the United States continue to remain weak or deteriorate further, our results of operations, financial condition and ability to pay dividends may be adversely affected.

Historically, demand for snow and ice control equipment for light trucks has been influenced by general economic conditions in the United States, as well as local economic conditions in the snowbelt regions in North America. During the last few years, economic conditions throughout the United States have been extremely weak, and may not improve in the foreseeable future. Weakened economic conditions may cause our end-users to delay purchases of replacement snow and ice control equipment and instead repair their existing equipment, leading to a decrease in our sales of new equipment. Weakened economic conditions may also cause our end-users to delay their purchases of new light trucks. Because our end-users tend to purchase new snow and ice control equipment concurrent with their purchase of new light trucks, their delay in purchasing new light trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions may negatively affect our results of operations, financial condition and ability to pay dividends.

Weakened economic conditions may also cause our end-users to consider price more carefully in selecting new snow and ice control equipment. Historically, considerations of quality and service have outweighed considerations of price, but in a weak economy, price may become a more important factor. Any refocus away from quality in favor of cheaper equipment could cause end-users to shift away from our products to less expensive competitor products, or to shift away from our more profitable products to our less profitable products, which in turn would adversely affect our results of operations and our ability to pay dividends.

Our failure to maintain good relationships with our distributors, the loss or consolidation of our distributor base or the actions or inactions of our distributors could have an adverse effect on our results of operations and our ability to pay dividends.

We depend on a network of truck equipment distributors to sell, install and service our products. Nearly all of these sales and service relationships are at will, and less than 1% of our distributors have agreed not to offer products that compete with our products. As a result, almost all of our distributors could discontinue the sale and service of our products at any time, and those distributors that primarily sell our products may choose to sell competing products at any time. Further, difficult economic or other circumstances could cause any of our distributors to discontinue their businesses. Moreover, if our distributor base were to consolidate or if any of our distributors were to discontinue their business, competition for the business of fewer distributors would intensify. If we do not maintain good relationships with our distributors, or if we do not provide product offerings and pricing that meet the needs of our distributors, we could lose a substantial amount of our distributor base. A loss of a substantial portion of our distributor base could cause our sales to decline significantly, which would have an adverse effect on our results of operations and ability to pay dividends.

In addition, our distributors may not provide timely or adequate service to our end-users. If this occurs, our brand identity and reputation may be damaged, which would have an adverse effect on our results of operations and ability to pay dividends.

Lack of available financing options for our end-users or distributors may adversely affect our sales volumes.

Our end-user base is highly concentrated among professional snowplowers, who comprise over 50% of our end-users, many of whom are individual landscapers who remove snow during the winter and landscape during the rest of the year, rather than large, well-capitalized corporations. These end-users often depend upon credit to purchase our products. If credit is unavailable on favorable terms or at all, our end-users may not be able to purchase our products from our distributors, which would in turn reduce sales and adversely affect our results of operations and ability to pay dividends.

In addition, because our distributors, like our end-users, rely on credit to purchase our products, if our distributors are not able to obtain credit, or access credit on favorable terms, we may experience delays in payment or nonpayment for delivered products. Further, if our distributors are unable to obtain credit or access credit on favorable terms, they could experience financial difficulties or bankruptcy and cease purchases of our products altogether. Thus, if financing is unavailable on favorable terms or at all, our results of operations and ability to pay dividends would be adversely affected.

The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline.

Steel is a significant raw material used to manufacture our products. During 2007, 2008 and 2009, our steel purchases were approximately 12%, 15% and 18% of our revenue, respectively. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. After experiencing a downward trend in steel prices throughout most of 2009, steel prices may increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions remain weak and our distributors and end-users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

We depend on outside suppliers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off-shore sources. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products and components from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end-user sales, which could have an adverse effect on our business and financial condition.

In addition, we have begun to increase the number of our off-shore suppliers. Our increased reliance on off-shore sourcing may cause our business to be more susceptible to the impact of natural disasters, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, a weakening of the dollar over an extended period of time and other uncontrollable factors such as changes in foreign regulation or economic conditions. In addition, reliance on off-shore suppliers may make it more difficult for us to respond to sudden changes in demand because of the longer lead time to obtain components from off-shore sources. We may be unable to mitigate this risk by stocking sufficient materials to satisfy any sudden or prolonged surges in demand for our products. If we cannot satisfy demand for our products in a timely manner, our sales could suffer as distributors can cancel purchase orders without penalty until shipment.

We do not sell our products under long-term purchase contracts, and sales of our products are significantly impacted by factors outside of our control; therefore, our ability to estimate demand is limited.

We do not enter into long-term purchase contracts with our distributors and the purchase orders we receive may be cancelled without penalty until shipment. Therefore, our ability to accurately predict future demand for our products is limited. Nonetheless, we attempt to estimate demand for our products for purposes of planning our annual production levels and our long-term product development and new product introductions. We base our estimates of demand on our own market assessment, snowfall figures, quarterly field inventory surveys and regular communications with our distributors. Because wide fluctuations in the level, timing and location of snowfall, economic conditions and other factors may occur, each of which is out of our control, our estimates of demand may not be accurate. Underestimating demand could result in procuring an insufficient amount of materials necessary for the production of our products, which may result in increased production costs, delays in product delivery, missed sale opportunities and a decrease in customer satisfaction. Overestimating demand could result in the procurement of excessive supplies, which could result in increased inventory and associated carrying costs.

If we are unable to enforce, maintain or continue to build our intellectual property portfolio, or if others invalidate our intellectual property rights, our competitive position may be harmed.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 20 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® and BLIZZARD®), 5 Canadian registered trademarks, 28 U.S. issued patents and 15 Canadian patents. Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although the Company has no reason to believe that its intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

If we are unable to develop new products or improve upon our existing products on a timely basis, it could have an adverse effect on our business and financial condition.

We believe that our future success depends, in part, on our ability to develop on a timely basis new technologically advanced products or improve upon our existing products in innovative ways that meet or exceed our competitors’ product offerings. Continuous product innovation ensures that our consumers have access to the latest products and features when they consider buying snow and ice control equipment. Maintaining our market position will require us to continue to invest in research and development and sales and marketing. Product development requires significant financial, technological and other resources. We may be unsuccessful in making the technological advances necessary to develop new products or improve our existing products to maintain our market position. Industry standards, end-user expectations or other products may emerge that could render one or more of our products less desirable or obsolete. If any of these events occur, it could cause decreases in sales, a failure to realize premium pricing and an adverse effect on our business and financial condition.

We face competition from other companies in our industry, and if we are unable to compete effectively with these companies, it could have an adverse effect on our sales and profitability. Price competition among our distributors could negatively affect our market share.

We primarily compete with regional manufacturers of snow and ice control equipment for light trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that after Douglas, the next largest competitors in the market for snow and ice control equipment for light trucks are BOSS and Meyer, respectively, and accordingly represent our primary competitors for market share.

We are subject to complex laws and regulations, including environmental and safety regulations, that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to certain federal, state and local laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non-hazardous substances and materials into the environment, the manufacturing of motor vehicle accessories and employee health and safety. We cannot be certain that existing and future laws and regulations and their interpretations will not harm our business or financial condition. We currently make and may be required to make large and unanticipated capital expenditures to comply with environmental and other regulations, such as:

•                  applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration;

•                  reclamation and remediation and other environmental protection; and

•                  standards for workplace safety established by the Occupational Safety and Health Administration.

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. During 2009 we expended approximately $450,000 related to compliance with such regulations and could expend similar or greater amounts in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non-compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

•                  product liability claims;

•                  personal injuries;

•                  investigation and remediation of environmental contamination and other governmental sanctions such as fines and penalties; and

•                  other environmental damages.

Our operations could be significantly delayed or curtailed and our costs of operations could significantly increase as a result of regulatory requirements, restrictions or claims. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Financial market conditions have had a negative impact on the return on plan assets for our pension plans, which may require additional funding and negatively impact our cash flows.

Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Due to the significant financial market downturn during 2008, the funded status of our pension plans has declined. As of December 31, 2009, our pension plans were underfunded by approximately $9 million. In 2009, contributions to our defined benefit pension plans were approximately $1.4 million. If plan assets continue to perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that continued losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

The statements regarding our industry, market positions and market share in this report are based on our management’s estimates and assumptions. While we believe such statements are reasonable, such statements have not been independently verified.

Information contained in this report concerning the snow and ice control equipment industry for light trucks, our general expectations concerning this industry and our market positions and other market share data regarding the industry are based on estimates our management prepared using end-user surveys, anecdotal data from our distributors and distributors that carry our competitors’ products, our results of operations and management’s past experience, and on assumptions made, based on our management’s knowledge of this industry, all of which we believe to be reasonable. These estimates and assumptions are inherently subject to uncertainties, especially given the year-to-year variability of snowfall and the difficulty of obtaining precise information about our competitors, and may prove to be inaccurate. In addition, we have not independently verified the information from any third-party source and thus cannot guarantee its accuracy or completeness, although management also believes such information to be reasonable. Our actual operating results may vary significantly if our estimates and outlook concerning the industry, snowfall patterns, our market positions or our market shares turn out to be incorrect.

We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

The manufacture, sale and usage of our products expose us to a risk of product liability claims. If our products are defective or used incorrectly by our end-users, injury may result, giving rise to product liability claims against us. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business and financial condition could suffer. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and operating results. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure or other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Any of these issues could also result in loss of market share, reduced sales, and higher warranty expense.

We are heavily dependent on our Chief Executive Officer and management team.

Our continued success depends on the retention, recruitment and continued contributions of key management, finance, sales and marketing personnel, some of whom could be difficult to replace. Our success is largely dependent upon our senior management team, led by our Chief Executive Officer and other key managers. The loss of any one or more of such persons could have an adverse effect on our business and financial condition.

Our indebtedness could adversely affect our operations, including our ability to perform our obligations and pay dividends.

As of March 31, 2010, as adjusted to give effect to the IPO and the application of the proceeds therefrom (including the redemption of our senior notes), we would have had approximately $122.7 million of senior secured indebtedness and $54 million of borrowing availability under our revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured. For example, concurrent with the IPO, we increased our existing term loan facility by $40 million.

Our indebtedness could have important consequences to our stockholders, including the following:

•                  we could have difficulty satisfying our debt obligations, and if we fail to comply with these requirements, an event of default could result;

•                  we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the cash flow available to pay dividends or fund working capital, capital expenditures and other general corporate activities;

•                  covenants relating to our indebtedness may restrict our ability to make dividends or distributions to our stockholders;

•                  covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities, which may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  we may be more vulnerable to general adverse economic and industry conditions;

•                  we may be placed at a competitive disadvantage compared to our competitors with less debt; and

•                  we may have difficulty repaying or refinancing our obligations under our senior credit facilities on their respective maturity dates.

If any of these consequences occur, our financial condition, results of operations and ability to pay dividends could be adversely affected. This, in turn, could negatively affect the market price of our common stock, and we may need to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and could impose adverse consequences.

Certain of our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate if the average daily availability under our revolving credit facility falls below a certain threshold. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease.

Our senior credit facilities impose restrictions on us, which may also prevent us from capitalizing on business opportunities and taking certain corporate actions. One of these facilities also includes minimum availability requirements, which if unsatisfied, could result in liquidity events that may jeopardize our business.

Our senior credit facilities contain, and future debt instruments to which we may become subject may contain, covenants that limit our ability to engage in activities that could otherwise benefit our company, including restrictions on our ability to:

•                  incur, assume or permit to exist additional indebtedness or contingent obligations;

•                  incur liens and engage in sale and leaseback transactions;

•                  make loans and investments in excess of agreed upon amounts;

•                  declare dividends, make payments or redeem or repurchase capital stock in excess of agreed upon amounts and subject to certain other limitations;

•                  engage in mergers, acquisitions and other business combinations;

•                  prepay, redeem or purchase certain indebtedness or amend or alter the terms of our indebtedness;

•                  sell assets;

•                  transact with affiliates or our stockholders; and

•                  alter the business that we conduct.

Our revolving credit facility also includes limitations on capital expenditures and requires us to maintain at least $6 million of borrowing availability. Failure to maintain such availability would constitute a “liquidity event” under our revolving credit facility, and as a result we would be required to comply with a fixed charge coverage ratio test. In addition, if such a liquidity event (or an event of default) occurs and is continuing, subject to certain limited cure rights, all proceeds of our accounts receivable and other collateral will be applied to reduce obligations under our revolving credit facility, jeopardizing our ability to meet other obligations. Our ability to comply with the covenants contained in our senior credit facilities or in the agreements governing our future indebtedness, and our ability to avoid liquidity events, may be affected by events, or our future performance, which are subject to factors beyond our control, including prevailing economic, financial, industry and weather conditions, such as the level, timing and location of snowfall and general economic conditions in the snowbelt regions of North America. A failure to comply with these covenants could result in a default under our senior credit facilities, which could prevent us from paying dividends, borrowing additional amounts and using proceeds of our inventory and accounts receivable, and also permit the lenders to accelerate the payment of such debt. If any of our debt is accelerated or if a liquidity event (or event of default) occurs that results in collateral proceeds being applied to reduce such debt, we may not have sufficient funds available to repay such debt and our other obligations, in which case, our business could be halted and such lenders could proceed against any collateral securing that debt. Further, if the lenders accelerate the payment of the indebtedness under our senior credit facilities, our assets may not be sufficient to repay in full the indebtedness under our senior credit facilities and our other indebtedness, if any. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs to pursue available business opportunities or react to changes in our business and the industry in which we operate.

The closure of our Johnson City, Tennessee manufacturing facility may entail risks to our business.

As part of our lean manufacturing strategy to lower our fixed costs, we plan to close our Johnson City, Tennessee manufacturing facility in mid-2010, and thereby reduce our manufacturing facilities from three to two. In connection with this closure, we plan to relocate our Johnson City operations and equipment into our remaining two facilities. We cannot assure you that we will realize contemplated cost savings from the closure of this facility. In addition, there may be risks associated with this closure for which we are unprepared, such as labor and employment litigation, difficulties implementing a smooth transition and the possibility that this closure leaves us with insufficient manufacturing capacity. It is therefore possible that our business could be negatively affected by the closure of this facility.

Our principal stockholders hold a significant portion of our common stock and may have different interests than us or you in the future.

Our principal stockholders have the right to vote or direct the vote of approximately 45.5% of our voting power. Consequently, our principal stockholders will for the foreseeable future be able to influence the election and removal of our directors and influence our corporate and management policies, including virtually all matters requiring stockholder approval, such as potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of the Company. We cannot assure you that the interests of our principal stockholders will coincide with the interests of our other holders of common stock.

Provisions of Delaware law and our charter documents could delay or prevent an acquisition of us, even if the acquisition would be beneficial to you.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

•                  the absence of cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election;

•                  the ability of our Board of Directors to issue preferred stock with voting rights or with rights senior to those of our common stock without any further vote or action by the holders of our common stock;

•                  the division of our Board of Directors into three separate classes serving staggered three-year terms;

•                  the ability of our stockholders to remove our directors is limited to cause and only by the vote of at least 66 2/3% of the outstanding shares of our common stock;

•                  the prohibition on our stockholders from acting by written consent and calling special meetings;

•                  the requirement that our stockholders provide advance notice when nominating our directors or proposing business to be considered by the stockholders at an annual meeting of stockholders; and

•                  the requirement that our stockholders must obtain a 66 2/3% vote to amend or repeal certain provisions of our certificate of incorporation.

We are also subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder.  This provision, together with the provisions discussed above, could also make it more difficult for you and our other stockholders to elect directors and take other corporate actions, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

If we are unable to assess favorably the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, beginning with our Annual Report on Form 10-K for the year ending 2011, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot timely and favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal control over financial reporting, investor confidence and our stock price could decline.

Our dividend policy may limit our ability to pursue growth opportunities.

If we pay dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash to finance growth opportunities, meet any large unanticipated liquidity requirements or fund our operations in the event of a significant business downturn. In addition, because a significant portion of cash available will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, including through acquisitions, increased capital spending or other increases of our expenditures, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at all, or at an acceptable cost. If we are unable to take timely advantage of growth opportunities, our future financial condition and competitive position may be harmed, which in turn may adversely affect the market price of our common stock.

Item 2.      Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Initial Public Offering

On May 4, 2010 the SEC declared effective our Registration Statement on Form S-1 (File No. 333-164590) for our initial public offering. The offering commenced immediately thereafter and was completed on May 10, 2010 at a public offering price of $11.25 per share, less underwriting discounts, and on May 14, 2010, our selling stockholders closed the sale of 1,500,000 shares to our underwriters pursuant to the underwriters’ exercise in full of their overallotment option.  Credit Suisse Securities (USA) LLC and Oppenheimer & Co. Inc. acted as representatives of the several underwriters.

We registered and sold 6,500,000 shares of common stock for an aggregate purchase price of $73.1 million. The selling stockholders registered and sold 5,000,000 shares of common stock (including 1,500,000 shares sold pursuant to the underwriters’ exercise of their overallotment option) for an aggregate purchase price of $56.3 million. The net offering proceeds received by us after deducting total estimated expenses were $62.6 million. Our estimated expenses incurred of $10.5 million consisted of $4.9 million in underwriting discounts, fees and commissions and $5.6 million in other offering expenses. No payments for such expenses were made directly or indirectly to any of our officers, directors or their associates, to any persons owning 10% or more of any class of our equity securities or to any of our affiliates. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders.

We used all proceeds received by us from the IPO, together with the increase in our term loan facility and cash on hand to redeem our $150 million of 7.75% senior notes due January 15, 2012, on June 9, 2010.

Dividend Payment Restrictions

The Company’s senior credit facilities include certain restrictions on its ability to pay dividends. The senior credit facilities also restrict the Company’s subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 5 to the notes to the consolidated financial statements.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      (Removed and Reserved)

Item 5.      Other Information

Amendment No. 3 to Robert McCormick Employment Agreement

On June 14, 2010, the Company and Mr. Robert McCormick entered into the third amendment (the “Third Amendment”) to his employment agreement.  Pursuant to the Third Amendment, (i) Mr. McCormick’s title has been changed from “Chief Financial Officer and Vice President” of Douglas Dynamics, Inc. and Douglas Dynamics, L.L.C. to “ Chief Financial Officer and Executive Vice President” of Douglas Dynamics, Inc. and Douglas Dynamics, LLC and (ii) his annual base salary has been increased from $252,000 to $270,000.  This summary of the Third Amendment is qualified in its entirety by reference to the definitive Third Amendment, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Letter Agreement with Keith Hagelin

On June 14, 2010, the Company entered into a letter agreement (the “Letter Agreement”) with Mr. Keith Hagelin memorializing the terms of his employment as Vice President of Operations of Douglas Dynamics, Inc. and Douglas Dynamics, L.L.C.  Pursuant to the Letter Agreement, (i) the Company increased Mr. Hagelin’s annual base salary from $185,000 to $215,000, (ii) provided for Mr. Hagelin to participate in the Company’s insurance programs and fringe benefit programs offered to executives of his level, and (iii) provided for accrued benefits and severance in an amount equal to 12 months of then base salary, payable in monthly pro rata installments commencing as of the date of termination, subject to Mr. Hagelin’s execution of a release of claims in favor of Douglas Dynamics, Inc. and Douglas Dynamics, L.L.C, in the event of Mr. Hagelin’s termination without cause.

This summary of the Letter Agreement is qualified in its entirety by reference to the definitive Letter Agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.      Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description
10.1	Amendment No. 3 to Employment Agreement between Robert McCormick and Douglas Dynamics, Inc., dated as of June 14, 2010.

10.2	Letter Agreement between Keith Hagelin and Douglas Dynamics, Inc., dated as of June 14, 2010.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer

Dated: June 17, 2010