Form 10-Q
period 2010-06-30
DOUGLAS DYNAMICS, INC
filed 2010-08-13
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common shares outstanding as of August 13, 2010 was 21,405,426

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$9,981	$69,073
Accounts receivable, net	58,645	32,172
Inventories	25,624	26,697
Deferred income taxes	3,729	3,729
Prepaid income taxes	7,627	--
Prepaid management fees-related party	--	417
Prepaid and other current assets	964	1,446
Total current assets	106,570	133,534

Property, plant, and equipment, net	24,951	26,661
Goodwill	107,222	107,222
Other intangible assets, net	129,870	132,950
Deferred financing costs, net	1,214	3,311
Other long-term assets	942	941
Total assets	$370,769	$404,619

Liabilities, redeemable stock and stockholders' equity
Current liabilities:
Accounts payable	$6,437	$5,170
Accrued expenses and other current liabilities	11,794	12,598
Accrued interest	24	5,367
Income taxes payable	--	1,202
Short-term borrowings	20,000	--
Current portion of long-term debt	1,250	850
Total current liabilities	39,505	25,187

Retiree health benefit obligation	7,661	7,848
Pension obligation	8,775	8,957
Deferred income taxes	21,209	18,913
Deferred compensation	1,607	1,482
Long-term debt, less current portion	120,888	231,813
Other long-term liabilities	2,110	2,195

Reedemable preferred stock - Series A, par value $0.01, 65,000 shares authorized, no shares outstanding at June 30, 2010 and December 31, 2009	--	--
Reedemable preferred stock - Series B, par value $0.01, no shares outstanding at June 30, 2010 and one share outstanding at December 31, 2009	--	1
Reedemable preferred stock - Series C, par value $0.01, no shares outstanding at June 30, 2010 and one share outstanding at December 31, 2009	--	1

Stockholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized at June 30, 2010, 23,750,000 authorized at December 31, 2009, 21,310,426 and 14,421,736 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	213	144
Additional paid-in capital	125,663	59,973
Stockholders' notes receivable	(473)	(1,013)
Retained earnings	47,411	53,055
Accumulated other comprehensive loss, net of tax	(3,800)	(3,937)
Total stockholders' equity	169,014	108,222
Total liabilities, redeemable stock and stockholders' equity	$370,769	$404,619

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended		Six Months Ended

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

	(unaudited)		(unaudited)

Net sales	$66,243	$59,637	$80,890	$74,810
Cost of sales	41,182	40,122	53,849	52,282
Gross profit	25,061	19,515	27,041	22,528

Selling, general, and administrative expense	7,900	4,995	13,708	10,527
Intangibles amortization	1,540	1,540	3,080	3,080
Management fees-related party	5,966	330	6,313	655

Income from operations	9,655	12,650	3,940	8,266

Interest expense, net	(2,989)	(3,942)	(6,704)	(7,954)
Loss on extinguishment of debt	(7,967)	--	(7,967)	--
Other income (expense), net	(1)	(24)	5	(83)
Income (loss) before taxes	(1,302)	8,684	(10,726)	229

Income tax expense (benefit)	(1,377)	3,019	(5,082)	(974)

Net income (loss)	$75	$5,665	$(5,644)	$1,203

Weighted average number of common shares outstanding:
Basic	18,236,818	14,421,736	16,339,816	14,425,674
Diluted	18,520,117	14,747,041	16,339,816	14,750,979

Earnings (loss) per share:
Basic	$0.00	$0.39	$(0.35)	$0.08
Diluted	$0.00	$0.38	$(0.35)	$0.08

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended

	June 30, 2010	June 30, 2009

	(unaudited)

Operating activities
Net income (loss)	$(5,644)	$1,203
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,644	5,666
Amortization of deferred financing costs	611	568
Loss on extinguishement of debt	7,967	--
Stock-based compensation	1,821	732
Provision for losses on accounts receivable	167	98
Deferred income taxes	2,216	1,003
Changes in operating assets and liabilities:
Accounts receivable	(26,640)	(25,291)
Inventories	1,073	(1,208)
Prepaid and other assets and prepaid income taxes	(6,729)	(1,794)
Accounts payable	1,267	(236)
Accrued expenses and other current liabilities	(7,349)	(2,541)
Deferred compensation	125	125
Benefit obligations and other long-term liabilities	(237)	284
Net cash used in operating activities	(24,708)	(21,391)

Investing activities
Capital expenditures	(1,854)	(4,006)
Net cash used in investing activities	(1,854)	(4,006)

Financing activities
Stock repurchases	(2)	(1,010)
Payment of call premium and post payoff interest on senior notes redemption	(3,876)	--
Collection of stockholders' notes receivable	540	--
Payments of financing costs	(2,605)	--
Revolver borrowings	20,000	5,000
Proceeds from initial public offering, net	63,938	--
Borrowings on long-term debt	40,000	--
Repayment of long-term debt	(150,525)	(426)
Net cash provided by (used in) financing activities	(32,530)	3,565
Change in cash and cash equivalents	(59,092)	(21,832)
Cash and cash equivalents at beginning of period	69,073	53,552
Cash and cash equivalents at end of period	$9,981	$31,720

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.              Description of business and basis of presentation

Douglas Dynamics, Inc., is the North American leader in the design, manufacture and sale of snow and ice control equipment for light trucks, which is comprised of snowplows and sand and salt spreaders, and related parts and accessories.  The Company’s snow and ice control products are sold through a network of over 720 truck equipment distributors that purchase directly from the Company and are located throughout the snowbelt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). The Company sells its products under the WESTERN®, FISHER®, and BLIZZARD® brands.  The Company is headquartered in Milwaukee, WI and as of June 30, 2010 had manufacturing facilities in Milwaukee, WI, Rockland, ME, and Johnson City, TN. While the Company continues to ship inventory from its Johnson City, TN facility, as of April 2, 2010 the Company ceased substantially all manufacturing at this facility and plans to complete the closure of this facility by August 31, 2010. The Company operates as a single segment.

All share and per share data reported herein have been retrospectively restated to reflect the 23.75-for-one stock split of the Company’s common stock that occurred on May 7, 2010, immediately prior to the consummation of the Company’s initial public offering (“IPO”).

Initial Public Offering

On May 10, 2010, the Company completed its IPO of 10,000,000 shares of common stock at a public offering price of $11.25 per share, less underwriting discounts.  The 10,000,000 shares sold included 6,500,000 shares sold by the Company and 3,500,000 shares sold by certain selling stockholders.  In addition, on May 14, 2010, the selling stockholders in the IPO closed the sale of an additional 1,500,000 shares to the underwriters at the public offering price of $11.25 per share, less underwriting discounts, pursuant to the underwriters’ exercise in full of their overallotment option.  The Company received $73,125 in gross proceeds from the issuance and sale of its common stock in the IPO and $63,938 in net proceeds after deducting underwriting discounts and total expenses related to the offering.  The Company did not receive any proceeds from the sale of its stock by the selling stockholders in the IPO.

Capitalization summary upon closing of IPO:

Common stock issued and outstanding at December 31, 2009	14,421,736
Issuance and sales of common stock by Company through IPO	6,500,000
Issuance of non-vested common stock in connection with IPO	208,130
Shares issued for options exercised in connection with IPO	180,567
Fractional shares repurchased and retired in connection with IPO	(7)
Common stock issued and outstanding as of June 30, 2010	21,310,426

Concurrent with the closing of the IPO, the Company repurchased its one issued and outstanding share of Series B preferred stock and one issued and outstanding share of Series C preferred stock, each at a price of $1,000 per share.  Subsequent to the repurchase of the preferred stock, the Company has no preferred stock outstanding.

Summary of Significant Accounting Policies

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of June 30, 2010 and the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 have been prepared by the Company and have not been audited.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.  Pursuant to the rules and regulations of the Securities and Exchange Commission certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying interim consolidated financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the consolidated financial statements for the year ended December 31, 2009.

Other comprehensive income (loss) includes the net income (loss) of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year end.  Other comprehensive income (loss) was $212 and $(5,507) for the three and six months ended June 30, 2010, respectively.  Other comprehensive income was the same as net income for the three and six months ended June 30, 2009, respectively.

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

Assets and liabilities measured at fair value are based on the market approach, which is prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At June 30, 2010 and December 31, 2009, the Company did not have any financial instruments accounted for at fair value.

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

2.              Fair Value

The carrying values of the Company’s cash and cash equivalents (Level 1), trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair value as of June 30, 2010.  The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The carrying value and fair value (Level 2 ) of the Company’s long-term debt at June 30, 2010 was $122,138 and $120,917, respectively.

3.              Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009

Finished goods and work-in-process	$24,108	$24,639
Raw material and supplies	1,516	2,058
	$25,624	$26,697

4.              Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30, 2010	December 31, 2009

Land	$1,150	$1,000
Land improvements	2,480	2,218
Buildings	15,354	13,766
Machinery and equipment	25,069	23,092
Furniture and fixtures	7,176	6,934
Mobile equipment and other	1,045	969
Construction-in-process	1,810	4,252
Total property, plant and equipment	54,084	52,231
Less accumulated depreciation	(29,133)	(25,570)
Net property, plant and equipment	$24,951	$26,661

5.              Long-Term Debt

Long-term debt is summarized below:

	June 30, 2010	December 31, 2009

Term Loan	$122,138	$82,663
Senior notes	-	150,000
Total long-term debt	122,138	232,663
Less current maturities	1,250	850
	$120,888	$231,813

As of December 31, 2009, the Company’s senior credit facilities consisted of an $85,000 term loan facility and a $60,000 revolving credit facility with a group of banks and the Company also had outstanding $150,000 of 7.75% senior notes (the “Senior Notes”) due January 15, 2012. Concurrent with the consummation of the IPO, the Company amended its senior credit facilities to allow, among other things, (i) it to redeem the Senior Notes, (ii) increase the size of its term loan facility by $40,000 and (iii) amend certain of the provisions in its senior credit facilities which govern the Company’s ability to pay dividends.  Consequently, as of June 30, 2010, the Company’s senior credit facilities consisted of a $125,000 term loan facility and a $60,000 revolving credit facility with a group of banks. In addition, in connection with the amendments to the Company’s senior credit facilities, the interest on the existing portion of the term loan facility was increased from an interest rate equal to (at the Company’s option) either the base rate plus 1.25% or the eurodollar rate plus 2.25% to (at the Company’s option) either the base rate (which shall be no less than 3%) plus 3.5% or the eurodollar rate (which shall be no less than 2%) plus 4.5%.  The interest for the additional $40,000 increase in the Company’s term loan facility is an interest rate equal to (at the Company’s option) either the base rate (which shall be no less than 3%) plus 4% or the eurodollar rate (which shall be no less than 2%) plus 5%.  Under the revolving credit facility, the margin for base rate loans is either 0.25% or 0.50% and the margin for eurodollar rate loans is either 1.25% or 1.50%, in each case determined based on the Company’s leverage ratio from time to time.  The amendment of the term loan facility resulted in a significant modification of the debt which resulted in the write off of unamortized capitalized deferred financing costs of $995 and expenditures of $2,046  related to financing costs paid to existing lenders which was recorded as a loss on extinguishment of debt in the consolidated statements of operations for the three and six months ended June 30, 2010.

On June 9, 2010, the Company completed the redemption of its Senior Notes.  The Company redeemed its Senior Notes with the proceeds from the additional term loan, together with the net IPO proceeds and cash on hand for a total of $157,557 which includes $3,681 of interest that accrued through the date of deposit with the trustee, $969 of interest that accrued from the date of deposit with trustee to the date of redemption and $2,907 redemption call premium of 1.938%.  In addition, the Company wrote off $1,050 of unamortized deferred financing costs related to the Senior Notes.

After effecting the discharge of the Senior Notes, the maturity date for the Company’s revolving credit facility is May 21, 2012, and the Company’s term loan amortizes in nominal amounts quarterly with the balance payable on May 21, 2013 with respect to the existing term loans and May 21, 2016 with respect to the additional term loans.

At June 30, 2010 the Company had outstanding borrowings on the revolving credit facility of $20,000 and remaining borrowing availability of $39,976.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default.  The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained (such event, a “liquidity event”), and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred.  In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures not exceed $10,000 in any calendar year and, during the occurrence of a liquidity event, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0.  Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility.  At June 30, 2010, the Company was in compliance with the respective covenants.  The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for allowed distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of June 30, 2010 and December 31, 2009, the Company was not required to make an excess cash flow payment.

6.              Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	June 30, 2010	December 31, 2009

Payroll and related costs	$3,354	$3,659
Employee benefits	2,754	2,534
Accrued warranty	2,489	3,040
Other	3,197	3,365
	$11,794	$12,598

7.              Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.  The warranty reserve is included in Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheets.

The following is a rollforward of the Company’s warranty liability:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Balance at the beginning of the period	$1,933	$1,263	$3,040	$2,272
Warranty provision	825	965	1,054	1,105
Claims paid/settlements	(269)	(404)	(1,605)	(1,553)
Balance at the end of the period	$2,489	$1,824	$2,489	$1,824

8.              Employee Retirement Plans

The components of net periodic pension cost consisted of the following:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Component of net periodic pension cost:
Service cost	$200	$205	$400	$410
Interest cost	358	339	716	678
Expected return on plan assets	(290)	(246)	(580)	(492)
Amortization of net loss	81	130	162	260
Net periodic pension cost	$349	$428	$698	$856

The Company estimates its total required minimum contributions to its pension plans in 2010 will be $1,050.  As of June 30, 2010, the Company has made $514 of cash contributions to the pension plans versus $1,004 as of June 30, 2009.

In May 2010, in connection with the upcoming closure of the Company’s manufacturing facility in Johnson City, TN substantially all the employees at this facility were terminated.  This resulted in a cessation of all future benefit accruals for these employees under the Company’s pension and other post employment benefit (“OPEB”) plans.  A curtailment gain of $366 was recognized as a reduction to the net actuarial loss, as the curtailment liability gain was less than the unrecognized net actuarial loss prior to the curtailment for the pension plan.  Therefore, this did not impact the consolidated statement of operations for the three and six months ended June 30, 2010.

Components of net periodic postretirement benefit cost consist of the following:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Components of net periodic postretirement benefit cost
Service cost	$83	$76	$165	$153
Interest cost	121	105	241	210
Amortization of net (gain)/loss	(3)	(18)	(6)	(37)
Curtailment gain - Johnson City location closing	(667)	—	(667)	—
Net periodic postretirement benefit cost	$(467)	$163	$(267)	$326

The curtailment gain for the OPEB plan, on the other hand, exceeded the unrecognized net actuarial loss prior to the curtailment and resulted in a gain of $1,031 of which $667 was recorded in selling, general and administrative expense in the consolidated statement of operations for the three and six months ended June 30, 2010 and $364 (before taxes) was recognized as a reduction to the net actuarial loss in accumulated other comprehensive loss at June 30, 2010.

9.              Stock Repurchases

On January 23, 2009, the Company entered into securities repurchase agreements with certain members of management.  Pursuant to these agreements, the Company repurchased at fair value and subsequently retired 27,004 shares of common stock and 89,371 stock options in exchange for aggregate consideration of $1,137, comprised of a cash payment of $1,000 and the satisfaction of the remaining principal amount of $137 on promissory notes held by the members of management.  As a result of the repurchase of stock options, the Company recorded $732 of compensation expense in the six months ended June 30, 2009 which represented the fair value of the repurchased options.

10.       Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income(loss) by the weighted average number of shares of common stock and common stock equivalents and assumed exercise of stock options, using the treasury stock method.  Stock options for which the exercise price exceeds the average fair value have an anti-dilutive effect on earnings per share and are excluded from the calculation.  There were 299,408 shares excluded from diluted earnings per share for the six months ended June 30, 2010  as the shares would be anti-dilutive for that period as the Company incurred a net loss.

The following shares were used to calculate basic and diluted earnings per share for the periods presented.

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Basic weighted average common shares outstanding	18,236,818	14,421,736	16,339,816	14,425,674
Incremental shares applicable to common stock options and restricted stock	283,299	325,305	--	325,305
Average diluted weighted average common shares outstanding	18,520,117	14,747,041	16,339,816	14,750,979

11.  Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

In connection with the IPO, in May 2010, the Company’s Board of Directors and stockholders amended and restated the Company’s 2004 Stock Incentive Plan (as amended and restated, the “A&R 2004 Plan”) and certain outstanding award agreements thereunder, to among other things, eliminate the ability of the holders thereunder to use a promissory note to pay any portion of the exercise price of the options, to provide that the use of “net exercises” to pay any portion of the exercise price of the options shall be at the sole discretion of the committee administering the A&R 2004 Plan, and to effect certain ministerial changes under the A&R 2004 Plan.  In addition, in connection with the IPO, the Board of Directors also resolved not to issue any further awards under the A&R 2004 Plan.  As of June 30, 2010, 530,615 shares of common stock are reserved for issuance upon the exercise of outstanding options under the A&R 2004 Plan.  All outstanding options are fully vested except for 71,250 options which vest in three equal annual installments commencing on August 27, 2010.  All options expire 10 years from the date of grant.

2010 Stock Incentive Plan

In connection with the IPO, in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries.  A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan.

In May 2010, in connection with the IPO, an aggregate of 208,130 shares of restricted stock were granted to certain officers and employees under the 2010 Plan.  The restricted stock awards were time-based and vest over a five-year period in equal annual installments of 20% per year, commencing on the first anniversary of the grant date.  The restricted stock does not carry voting or dividend rights until the stock vests.

As of June 30, 2010, the Company had 1,921,870 shares of common stock available for future issuance of awards under the 2010 Plan.  The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

The following table summarizes information with respect to the Company’s stock option activity under the A&R 2004 Plan for the six months ended June 30, 2010. In connection with the IPO, certain of the Company’s selling stockholders exercised their stock options and sold the underlying shares.  Such stockholders paid the exercise price of such options through a net exercise.  Because these options were granted under APB 25 with an exercise price equal to fair value at date of grant, no compensation expense was recorded at the time of grant.  As a result of the net exercise mechanic, the optionholders did not bear the risk and rewards of the options.  As such, the Company recorded $1,748 of stock based compensation for the three and six months ended June 30, 2010.  The following is a rollforward of stock option activity for the three and six months ended June 30, 2010.

	Three Months ended June 30, 2010	Six months ended June 30, 2010
Stock options - beginning of period	819,185	819,185
Options exercised	(288,570)	(288,570)
Stock options – end of period	530,615	530,615

Restricted Stock Awards

A summary of restricted stock activity for the six months ended June 30, 2010 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2009	—	—
Granted	208,130	$11.25	4.86 years
Vested	—	—
Cancelled and forfeited	—	—

Unvested at June 30, 2010	208,130	$11.25	4.86 years

Expected to vest in the future at June 30, 2010	208,130	$11.25	4.86 years

The fair value of the Company’s restricted stock awards is the stock price on the date of grant or $11.25 per share. The Company recognized $73 of compensation expense related to restricted stock awards granted for the three and six months ended June 30, 2010.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June 30, 2010 was approximately $2,269 and is expected to be recognized over a weighted average period of 4.86 years.

12.       Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various litigation including product liability and intellectual property disputes.  However, the Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.  In addition, the Company is not currently a party to any environmental-related claims or legal matters.

13.       Restructuring

On April 27, 2009, the Company announced a plan to close its Johnson City, TN manufacturing facility and move production from this facility to its Milwaukee, WI and Rockland, ME facilities by mid-2010.  As of the date of filing of this Quarterly Report on Form 10-Q, the Company expects to complete the closure of this facility by August 31, 2010.  The Company expects to realize significant annual cost savings and improved customer delivery performance as a result.  The closure has resulted in the elimination of approximately 100 positions in Johnson City and the addition of approximately 50 positions in Rockland and approximately 35 positions in Milwaukee.

Related to the facility closure, the Company recorded $61 and $124 of employee termination costs and $328 and $705 for other closure costs for the three and six months ended June 30, 2010, respectively.  Restructuring expenses of $25 were recorded for the three and six months ended June 30, 2009, respectively.  The Company expects the total cost of this restructuring to be $2,288 consisting of employee termination costs of $824 and other costs of $1,464.  The other costs consist principally of facility move preparation and equipment relocation costs.  These costs are included in the selling, general and administrative expense line in the Company’s consolidated statements of operations.

The following represents a reconciliation of changes in the restructuring reserves related to this project through June 30, 2010.

	Employee Termination Costs	Other Exit Costs	Total
Accrued restructuring reserves as of December 31, 2009	$690	$—	$690
Activity during six months ended June 30, 2010:
Charges to earnings	124	705	829
Payments	(412)	(705)	(1,117)
Accrued restructuring reserves as of June 30, 2010	$402	—	$402

In connection with the restructuring, the Company reassessed the useful lives of its manufacturing facility and certain equipment.  As a result of this assessment, the Company assigned shorter useful lives to these assets and recorded accelerated depreciation of $480 and $1,430 for the three and six months ended June 30, 2010, respectively.  This change in estimate reduced basic and diluted earnings per share by $0.01 and $0.05 for the three and six months ended June 30, 2010, respectively.  The Company did not record any accelerated depreciation for the three and six months ended June 30, 2009.

14.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the effective combined federal and state tax rate for 2010 will be approximately 46%.  The Company’s effective tax rate (benefit) was (105.8)%  and 34.8% for the three months ended June 30, 2010 and 2009, respectively.  The Company’s effective tax rate (benefit) for the six months ended June 30, 2010 and 2009 was (47.4)% and (425)%, respectively.  The effective tax rate for the three months ended June 30, 2010 was due to the anticipation of a permanent item related to compensation deductions that became probable in the second quarter of 2010.  The effective tax rate (benefit) for the six months ended June 30, 2009 was higher than the corresponding period in 2010  due to the release of a valuation allowance for Wisconsin net operating losses (NOLs) in the first quarter of 2009 due to a tax law change in the state of Wisconsin resulting in the ability to utilize the NOLs in future periods.

15.       Related Party Transactions

The Company is party to a Joint Management Services Agreement with Aurora Management Partners, LLC (“AMP”) and ACOF Management, LP (“ACOF”), affiliates of its principal stockholders.  Prior to the IPO, this agreement obligated the Company to pay an annual management fee of $1,250 per annum, to AMP and ACOF, pro rata in accordance with their respective holdings, plus reimbursement of reasonable out-of-pocket expenses, in exchange for consultation and advice in fields such as financial services, accounting, general business management, acquisitions, dispositions and banking.

In connection with the Company’s IPO, the Company amended and restated the terms of its Joint Management Services Agreement to, among other things, (i) extend the term of service until the earlier of (A) the fifth anniversary of the consummation of the Company’s IPO, (B) such time as AMP and ACOF, together with their affiliates, collectively hold less than 5% of the Company’s outstanding common stock and (C) such time as all parties mutually agree in writing, while eliminating all other termination events (other than termination for cause); (ii) eliminate the annual management fee, as well as the provision obligating the Company to pay AMP and ACOF a transaction fee in the event of an acquisition or any sale or disposition of the Company or any of its divisions or any sale of substantially all Company assets or similar transactions in exchange for a one-time fee of  $5,800 upon the consummation of the IPO, pro rata in accordance with their respective holdings; and (iii) modify the expense reimbursement provisions to include reimbursement for out-of-pocket expenses incurred in connection with SEC and other legally required filings made by each of AMP and ACOF with respect to the Company’s securities and certain other expenses.  The one-time management fee was paid on May 10, 2010, and resulted in an expense of $5,800 for the three and six months ended June 30, 2010.

During the three and six months ended June 30, 2010 and 2009, the Company recognized management fees of $5,966 and $6,313 and related expenses of $330 and $655, respectively, relating to the Joint Management Services Agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in the prospectus related to our initial public offering (“IPO”), dated May 4, 2010, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) on May 6, 2010, which is accessible on the SEC’s website at www.sec.gov.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise: “Douglas Dynamics,” the “Company,” “we,” “our,” or “us” refer to Douglas Dynamics, Inc. (formerly known as Douglas Dynamics Holdings, Inc.).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, closure of our Johnson City manufacturing facility, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) the inability of our suppliers to meet our volume or quality requirements; (vii) our inability to protect or continue to build our intellectual property portfolio; (viii) our inability to develop new products or improve upon existing products in response to end-user needs; (ix) losses due to lawsuits arising out of personal injuries associated with our products; and (x) our inability to compete effectively against competition, as well as those discussed in the section entitled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Accordingly, our sales depend primarily on the level, timing and location of snowfall. Sales of our products in any given year and region are most heavily influenced by local snowfall levels in the prior snow season. Heavy snowfall during a given winter causes usage of our equipment to increase, resulting in greater wear and tear and shortened life cycles, thereby creating a need for replacement equipment and additional parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement snow and ice control equipment prior to the following winter. Moreover, in our experience, the timing of snowfall in a given winter also influences our end-users’ decision-making process. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our end-users may respond to an early snowfall by purchasing replacement snow and ice control equipment earlier than they might otherwise have. Alternatively, light snowfall during a given winter season may cause equipment usage to decrease, thereby extending its useful life and delaying replacement equipment purchases. Because the level, timing and location of snowfall are critical drivers of our sales, our results of operations vary from year-to-year and from season -to -season as snowfall varies from year-to-year. See “—Seasonality and Year-to-Year Variability” and “Risk Factors—The year-to-year variability of our business can cause our results of operations and financial condition to be materially different from year-to-year; whereas the seasonality of our business can cause our results of operations and financial condition to be materially different from quarter-to-quarter.” While snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi-year periods.

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

Initial Public Offering

On May 10, 2010, the Company completed its IPO of 10,000,000 shares of common stock at a public offering price of $11.25 per share, less underwriting discounts.  The 10,000,000 shares sold included 6,500,000 shares sold by the Company and 3,500,000 shares sold by certain selling stockholders.  In addition, on May 14, 2010, the selling stockholders in the IPO closed the sale of an additional 1,500,000 shares to the underwriters at the public offering price of $11.25 per share, less underwriter discounts, pursuant to the underwriters’ exercise in full of their overallotment option.  The Company received approximately $73.1 million in gross proceeds from the issuance and sale of its common stock in the IPO and approximately $63.9 million in net proceeds after deducting underwriting discounts and total expenses related to the IPO.  The Company did not receive any proceeds from the sale of its stock by the selling stockholders in the IPO.  The Company used the proceeds from the IPO, together with the increase in its term loan facility and cash on hand, to redeem all of its outstanding $150.0 million, 7.75% senior notes (“Senior Notes”) due January 15, 2012, including accrued and unpaid interest thereon and the related redemption premium.

Closure of Johnson City, Tennessee Manufacturing Facility

During the second quarter of 2010, the Company continued to implement its plans to close its Johnson, City, Tennessee manufacturing facility.  While the Company continues to ship inventory from this facility, as of April 2, 2010, the Company ceased substantially all manufacturing at this facility, effectively reducing its manufacturing facilities from three to two.  In connection with the cessation of substantially all manufacturing at its Johnson City facility, in May 2010 substantially all of the employees at the facility were terminated.  As of June 30, 2010, the closure has resulted in the elimination of approximately 100 positions in Johnson City and the addition of approximately 50 positions in Rockland and approximately 35 positions in Milwaukee.  The Company plans to complete the closure of, and cease shipping inventory from, this facility by August 31, 2010.   Following the closure, the Company will continue to own its Johnson City, Tennessee real property.

Results of Operations

Overview

During the three months ended June 30, 2010 and 2009, we sold 16,760 and 15,069 units of snow and ice control equipment, respectively, and during the six months ended June 30, 2010 and 2009, we sold 19,406 and 17,468 units of snow and ice control equipment, respectively.   The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and six months ended June 30, 2010 and 2009.

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Equipment	90%	88%	85%	82%

Parts and accessories	10%	12%	15%	18%

The following table sets forth, for the three and six months ended June 30, 2010 and 2009, the consolidated statements of operations of Douglas Dynamics, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2010 and 2009 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

	(unaudited)		(unaudited)
		(in thousands)

Net sales	$66,243	$59,637	$80,890	$74,810
Cost of sales	41,182	40,122	53,849	52,282
Gross profit	25,061	19,515	27,041	22,528

Selling, general, and administrative expense	7,900	4,995	13,708	10,527
Intangibles amortization	1,540	1,540	3,080	3,080
Management fees-related party	5,966	330	6,313	655

Income from operations	9,655	12,650	3,940	8,266

Interest expense, net	(2,989)	(3,942)	(6,704)	(7,954)
Loss on extinguishment of debt	(7,967)	--	(7,967)	--
Other income (expense), net	(1)	(24)	5	(83)
Income (loss) before taxes	(1,302)	8,684	(10,726)	229

Income tax (benefit) expense	(1,377)	3,019	(5,082)	(974)

Net income (loss)	$75	$5,665	$(5,644)	$1,203

The following table sets forth for the three and six months ended June 30, 2010 and 2009, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Six Months Ended

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2	67.3	66.6	69.9
Gross profit	37.8	32.7	33.4	30.1

Selling, general, and administrative expense	11.9	8.4	16.9	14.1
Intangibles amortization	2.3	2.6	3.8	4.1
Management fees-related party	9.0	0.6	7.8	0.9

Income from operations	14.6	21.2	4.9	11.0

Interest expense, net	(4.5)	(6.6)	(8.3)	(10.6)
Loss on extinguishment of debt	(12.0)	-	(9.8)	-
Other income (expense), net	(0.0)	(0.0)	0.0	(0.1)
Income (loss) before taxes	(2.0)	14.6	(13.3)	0.3

Income tax (benefit) expense	(2.1)	5.1	(6.3)	(1.3)

Net income (loss)	0.1%	9.5%	(7.0)%	1.6%

Net Sales

Net sales were $66.2 million for the three months ended June 30, 2010 compared to $59.6 million in the three months ended June 30, 2009, an increase of $6.6 million, or 11.1%. Net sales were $80.9 million for the six months ended June 30, 2010 compared to $74.8 million in the six months ended June 30, 2009, an increase of $6.1 million, or 8.1%.  The increase in net sales for the three and six months ended June 30, 2010 was driven by an 11.2% and 11.1% increase in unit sales of snow and ice control equipment, respectively, due in part to of above average snowfall during the October 1, 2009 to March 31, 2010 snow season and improving retail sales in February and March of 2010.   Slightly offsetting this increase was a reduction in parts and accessories sales for the three and six months ended June 30, 2010 compared to the corresponding period in 2009 of $0.6 million or 8.3%, and $1.4 million or 9.5%, respectively, as end -users opted to purchase replacement equipment instead of repairing existing equipment.

Cost of Sales

Cost of sales were $41.2 million for the three months ended June 30, 2010 compared to $40.1 million for the three months ended June 30 2009, an increase of $1.1 million, or 2.6%. Cost of sales were $53.8 million for the six months ended June 30, 2010 compared to $52.3 million for the six months ended June 30 2009, an increase of $1.5 million, or 3.0%.  This increase in cost of sales for the three and six months ended June 30, 2010 compared to the corresponding periods in 2009 was driven by increased unit sales of snow and ice control equipment as discussed above under “—Net Sales”, along with non-recurring accelerated depreciation costs totaling $0.5 million and $1.4 million, respectively, associated with reassessing the useful lives of the Company’s manufacturing facilities and certain equipment at our Johnson City plant.  Cost of sales increased at a lower rate than net sales due to lower material costs than in the prior comparable periods.  As a percentage of cost of sales, fixed and variable costs were approximately 18% and 82%, respectively, for the three months ended June 30, 2010 versus approximately 16% and 84%, respectively, for the three months ended June 30, 2009, and approximately 22% and 78%, respectively, for the six months ended June 30, 2010 versus approximately 18% and 82%, respectively, for the six months ended June 30, 2009.

Gross Profit

Gross profit was $25.1 million for the three months ended June 30, 2010 compared to $19.5 million in the three months ended June 30, 2009, an increase of $5.6 million, or 28.4%.  Gross profit was $27.0 million for the six months ended June 30, 2010 compared to $22.5 million in the six months ended June 30, 2009, an increase of $4.5 million, or 20.0%.  The increase in gross profit for the three and six months ended June 30, 2010 was due primarily to the increased units sales of snow and ice control equipment described above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 32.7% for the three months ended June 30, 2009 to 37.8% for the corresponding period in 2010 and from 30.1% for the six months ended June 30, 2009 to 33.4% for the corresponding period in 2010, primarily as a result of the factors discussed above under “—Net Sales” and “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangible amortization and management fees, were $15.4 million for the three months ended June 30, 2010, compared to $6.9 million for the three months ended June 30 2009, an increase of $8.5 million.  Selling, general and administrative expenses were $23.1 million for the six months ended June 30, 2010, compared to $14.3 million for the six months ended June 30 2009, an increase of $8.8 million.  This increase for the three and six months ended June 30, 2010 was primarily attributable to non-recurring expenses incurred at the time of the Company’s IPO totaling $8.5 million, comprised namely of the buyout of the management services agreement at $5.8 million, compensation expense associated with net exercises of stock options totaling $1.7 million and the expense and payment of cash bonuses under the Company’s liquidity bonus plan of $1.0 million. As a percentage of net sales, selling, general and administrative expenses increased to 23.2% for the three months ended June 30, 2010 compared to 11.6% for the corresponding period in 2009, and from 19.1% for the six months ended June 30, 2009 to 28.5% for the corresponding period in 2010, due to the factors discussed above.

Interest Expense

Interest expense was $3.0 million for the three months ended June 30, 2010 compared to $3.9 million in the corresponding period in 2009, a decrease of $0.9 million. Interest expense was $6.7 million for the six months ended June 30, 2010 compared to $8.0 million in the corresponding period in 2009, a decrease of $1.3 million.   This decrease in interest expense for the three and six months ended June 30, 2010 was due to less interest expense as a result of the redemption of the Senior Notes with proceeds from the IPO, additional borrowings under the Company’s senior credit facilities and cash on hand.

Loss On Extinguishment of Debt

Loss on extinguishment of debt totaling $8.0 million for the three and six months ended June 30, 2010 was entirely driven by costs associated with the amendment of our senior credit facilities and the redemption of the Senior Notes, including both the call premium on the redemption of our Senior Notes, and the write-off of unamortized deferred financing costs relating to the redemption of our Senior Notes and the amendment of our senior credit facilities.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the Company’s effective combined federal and state tax rate for 2010 will be approximately 46%.  The Company’s effective tax rate (benefit) was (105.8)%  and 34.8% for the three months ended June 30, 2010 and 2009, respectively.  The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was (47.4)% and (425)%, respectively.  The effective tax rate for the three months ended June 30, 2010 is due to the anticipation of a permanent item related to compensation deductions that became probable in the second quarter of 2010.  The effective tax rate (benefit) for the six months ended June 30, 2009 was higher than the corresponding period in 2010  due to the release of a valuation allowance for Wisconsin net operating losses (NOLs) in the first quarter of 2009 due to a tax law change in the state of Wisconsin resulting in the ability to utilize the NOLs in future periods.

Net Income (Loss)

Net income for the three months ended June 30, 2010 was $0.08 million compared to net income of $5.7 million for the corresponding period in 2009, a decrease of $5.6 million. Net loss for the six months ended June 30, 2010 was $5.6 million compared to net income of $1.2 million for the corresponding period in 2009, a decrease of $6.8 million.  This decrease in net income was driven by the factors described above and primarily by the impact of non -recurring costs incurred at the time of the Company’s IPO. See the reconciliation table of Net Income (Loss) to Adjusted Net Income in “— Non-GAAP Financial Measures” below for more details regarding the non-recurring expenses. As a percentage of net sales, net income was 0.04% for the three months ended June 30, 2010 compared to 9.5% for the three months ended June 30, 2009.  As a percentage of net sales, net loss was 7.0% for the six months ended June 30, 2010 compared to net income of 1.6% for the six months ended June 30, 2009.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2010 was $21.7 million compared to $15.9 million in the corresponding period in 2009, an increase of $5.8 million, or 36.4%.  Adjusted EBITDA for the six months ended June 30, 2010 was $20.5 million compared to $15.4 million in the corresponding period in 2009, an increase of $5.1 million, or 33.1%.  As a percentage of net sales, Adjusted EBITDA increased from 26.6% for the three months ended June 30, 2009 to 32.7% for the three months ended June 30, 2010, and increased from 20.6% for the six months ended June 30, 2009 to 25.3% for the six months ended June 30, 2010.  The increase in Adjusted EBITDA is primarily attributable to increased unit sales of snow and ice control equipment, which resulted from stronger pre-season shipments during the second quarter of 2010 compared to the corresponding period in 2009.  Both above average snowfall in the October 1, 2009 to March 31, 2010 snow season and a slight improvement in retail inventory activity drove the increase in pre-season orders in the second quarter of 2010.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial information calculated other than in accordance with U.S. generally accepted accounting principles (“GAAP”).

These non-GAAP measures include:

•      Adjusted net income; and

•      Adjusted EBITDA.

These non-GAAP disclosures should not be construed as an alternative to the reported results determined in accordance with GAAP.

Adjusted net income represents net income as determined under GAAP, excluding non-recurring expenses incurred at the time of our IPO, namely the buyout of our management services agreement, the loss on extinguishment of debt, stock based compensation expense associated with the net exercise of stock options and the payment of cash bonuses under our liquidity bonus plan. We believe that the presentation of Adjusted net income for the three and six months ended June 30, 2010 provides useful information to investors by facilitating comparisons to Douglas’ historical performance due to the non-recurring expenses incurred at the time of the Company’s IPO in May 2010.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted net income for the three and six months ended June 30, 2010. There were no such adjustments during the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended

(in millions)	June 30, 2010	June 30, 2010
Net Income (Loss) - (GAAP)	$0.08	($5.6)

Addback non-recurring expenses, net of tax at 45.6%, incurred at the time of the IPO:

- Buyout of the Management Services Agreement	$3.1	$3.1

- Loss on extinquishment of debt	$4.4	$4.4

- Liquidity bonus payment	$0.5	$0.5

- Stock based compensation expense associated with exercise and sale of stock options concurrent with the IPO	$0.9	$0.9

Adjusted Net Income - (non-GAAP)	$9.0	$3.4

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for management fees paid by us to affiliates of our principal stockholders, stock-based compensation associated with the net exercise of stock options, payment of cash bonus under our liquidity bonus plan, loss on extinguishment of debt, certain non-recurring charges related to the closure of our Johnson City, Tennessee manufacturing facility and certain unrelated legal expenses.   We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and depletion, and amortization and accretion, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

•                  Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future;

•                  Adjusted EBITDA does not reflect any cash requirements for such replacements;

•                  Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure; and

•                  Adjusted EBITDA does not reflect tax obligations whether current or deferred.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net Income (Loss)	$75	$5,665	$(5,644)	$1,203

Interest Expense - Net	2,989	3,942	6,704	7,954
Income Taxes	(1,377)	3,019	(5,082)	(974)
Depreciation Expense	1,546	1,293	3,564	2,586
Amortization	1,540	1,540	3,080	3,080
EBITDA	4,773	15,459	2,622	13,849

Management Fees	5,966	330	6,313	655
Stock Based Compensation (1)	1,748	-	1,748	732
Loss on Extinguishment of Debt	7,967		7,967	-
Liquidity Bonus Plan	1,003		1,003	-
Other non-recurring charges (2)	199	93	818	148

Adjusted EBITDA	$21,656	$15,882	$20,471	$15,384

(1) Reflects the stock-based compensation expense associated with the repurchase of stock options from certain of our executives.

(2) Reflects severance and one-time, non-recurring expenses for costs related to the closure of our Johnson City facility of $389 and $25 for the three months and $829 and $25 for the six months ended June 30, 2010 and 2009, respectively, $477 and $68 of unrelated legal fees for the three months and $656 and $123 for the six months ended June 30, 2010 and 2009 respectively, and $667 and $0 gain on other post employment benefit plan curtailment related to the Johnson City plant closure for the three and six months ended June 30, 2010 and 2009, respectively.

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

New Accounting Pronouncements

For the six months ended June 30, 2010, the Company did not adopt any new accounting pronouncements that had a significant impact to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.  As of June 30, 2010, our senior credit facilities consisted of a $60 million senior secured revolving credit facility, entered into by our subsidiaries, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers and an $125 million senior secured term loan facility, entered into by Douglas Dynamics, L.L.C., as borrower, each on May 21, 2007, and as amended on April 16, 2010 in connection with our IPO.  Concurrent with the consummation of our IPO, we amended our senior credit facilities to, among other things, (i) allow us to redeem our Senior Notes, (ii) increase the size of our term loan facility by $40 million from $85 million to $125 million, which additional term loans will mature in May 2016 and (iii) amend certain of the provisions in our senior credit facilities which govern our ability to pay dividends. On June 9, 2010, we completed the redemption of our Senior Notes.  We redeemed the Senior Notes using the proceeds from our IPO, together with the increase in our term loan facility and cash on hand, for a total of $157.6 million including the accrued interest thereon and a redemption premium.

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

As of June 30, 2010, we had $50.0 million of total liquidity, comprised of $10.0 million in cash and cash equivalents and borrowing availability of $40.0 million under our revolving credit facility.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $6 million of borrowing availability. We expect that cash on hand, generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at June 30, 2010, December 31, 2009 and June 30, 2009.

	As of
	June 30, 2010	December 31, 2009	June 30, 2009
Cash and cash equivalents	$9,981	$69,703	$31,720
Inventories	25,624	26,697	30,009

We had cash and cash equivalents of $10.0 million at June 30, 2010 compared to cash and cash equivalents of $31.7 million at June 30, 2009.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six months ended June 30,
Cash Flows (in thousands)	2010	2009	Change	% Change
Net cash provided by (used in) operating activities	$(24,708)	$(21,391)	$(3,317)	15.5%
Net cash provided by (used in) investing activities	(1,854)	(4,006)	2,152	(53.7)%
Net cash provided by (used in) financing activities	(32,530)	3,565	(36,095)	(1,012.5)%

Increase (Decrease) in cash	$(59,092)	$(21,832)	$(37,260)	170.7%

Net cash used in operating activities increased $3.3 million from the six months ended June 30, 2009 to the six months ended June 30, 2010.  This increase was driven mainly by non-recurring costs incurred at the time of the Company’s IPO, namely the buyout of the management services agreement totaling $5.8 million, and the payment of cash bonuses under the Company’s liquidity bonus plan totaling $1.0 million.  Partially offsetting these cash outlays was a year over year increase in pre-tax gross profit of $4.5 million driven by increased unit shipments and improved unit margins.

Net cash used in investing activities decreased $2.2 million for the six months ended June 30, 2010, compared to the corresponding period in 2009.  This decrease was driven largely by the purchase of a Milwaukee distribution facility during the second quarter of 2009 to expand our Milwaukee facilities in anticipation of the closure of our Johnson City, TN manufacturing plant.

Net cash used in financing activities increased $36.1 million for the six months ended June 30, 2010 compared to the corresponding period in 2009, primarily as a result of the net impact of financing activities associated with the Company’s IPO, namely the redemption of the Company’s Senior Notes, including the redemption premium and accrued interest thereon totaling $153.9 million, partially offset by an increase in our term loan of $40.0 million, net proceeds from the IPO of $63.9 million, and revolver borrowings of $20.0 million.

Contractual Obligations

There have been no material changes to our contractual obligations in the six months ended June 30, 2010, except for (a) a reduction in long-term debt and related interest obligations as a result of the redemption of our Senior Notes on June 9, 2010 and (b) an increase in our term loan facility by $40 million to $125 million. For additional details regarding the changes to our long-term debt, see Note 5 to the notes our consolidated financial statements.

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

As of June 30, 2010, we had outstanding borrowings under our term loan of $122.1 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the six months ended June 30, 2010 by $0. 3 million, $0.4 million and $0.6 million, respectively. As of June 30, 2010, we had outstanding borrowings under our revolving credit facility of $20.0 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have had an immaterial effect on interest incurred for the six months ended June 30, 2010.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue was 17.0% and 19.9% for the six months ended June 30, 2010 and 2009, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 20 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® and BLIZZARD®), 5 Canadian registered trademarks, 28 U.S. issued patents and 15 Canadian patents Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although the Company has no reason to believe that its intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

                As of June 30, 2010 we had approximately $122.1 million of senior secured indebtedness and $40.0 million of borrowing availability under our revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

As part of our lean manufacturing strategy to lower our fixed costs, we plan to close our Johnson City, Tennessee manufacturing facility by August 31, 2010 and thereby reduce our manufacturing facilities from three to two. In connection with this closure, we are relocating our Johnson City operations and equipment into our remaining two facilities. We cannot assure you that we will realize contemplated cost savings from the closure of this facility. In addition, there may be risks associated with this closure for which we are unprepared, such as labor and employment litigation, difficulties implementing a smooth transition and the possibility that this closure leaves us with insufficient manufacturing capacity. It is therefore possible that our business could be negatively affected by the closure of this facility.

Our principal stockholders hold a significant portion of our common stock and may have different interests than us or you in the future.

Our principal stockholders have the right to vote or direct the vote of approximately 46% of our voting power. Consequently, our principal stockholders will for the foreseeable future be able to influence the election and removal of our directors and influence our corporate and management policies, including virtually all matters requiring stockholder approval, such as potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of the Company. We cannot assure you that the interests of our principal stockholders will coincide with the interests of our other holders of common stock.

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

Item 2.      Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

During the three months ended June 30, 2010, the Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On May 4, 2010, in connection with the Company’s initial public offering, the Company issued an aggregate of 208,130 shares of restricted stock to certain of its executive officers and employees pursuant to the Douglas Dynamics, Inc. 2010 Stock Incentive Plan.

On May 10, 2010, in connection with the Company’s initial public offering, certain of the Company’s directors, executive officers, current and former members of the Advisory Committee of Aurora Capital Group, and Ares Corporate Opportunities Fund, L.P. (collectively, the “Optionholders”) exercised stock options granted pursuant to the Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan, to purchase an aggregate of 201,994.15 shares of common stock for an aggregate exercise price of $850,501.68.  The exercise price of the stock options was satisfied through the net exercise of the stock options, with an aggregate of 75,600.15 shares applied to the payment of the aggregate exercise price and 126,394 shares issued to the Optionholders.

On May 13, 2010, in connection with the underwriters’ exercise of their over-allotment option in respect of the Company’s initial public offering, the Optionholders exercised stock options granted pursuant to the Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan, to purchase an aggregate of 86,575.54 shares of common stock for an aggregate exercise price of $364,528.60.  The exercise price of the stock options was satisfied through the net exercise of the stock options, with an aggregate of 32,402.54 shares applied to the payment of the aggregate exercise price and 54,173 shares issued to the Optionholders.

No underwriters were involved in the foregoing sales of securities other than in their role as underwriters in the Company’s initial public offering.  The sales of the above securities were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 under the Securities Act.

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

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      (Removed and Reserved)

Item 5.      Other Information

None.

Item 6.      Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description

10.1

Amendment No. 3 to Employment Agreement between Robert McCormick and Douglas Dynamics, Inc., dated as of June 14, 2010 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2010).

10.2

Letter Agreement between Keith Hagelin and Douglas Dynamics, Inc., dated as of June 14, 2010 (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2010).

10.3*	Douglas Dynamics, Inc. Annual Incentive Plan.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer

Dated: August 13, 2010