Form 10-Q
period 2010-09-30
DOUGLAS DYNAMICS, INC
filed 2010-11-08
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of registrant’s common shares outstanding as of November 8, 2010 was 21,405,426

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Assets
Current assets:

Cash and cash equivalents	$8,721	$69,073
Accounts receivable, net	82,397	32,172
Inventories	24,475	26,697
Deferred income taxes	3,729	3,729
Prepaid income taxes	6,596	-
Prepaid management fees-related party	-	417
Prepaid and other current assets	1,336	1,446
Total current assets	127,254	133,534

Property, plant, and equipment, net	22,183	26,661
Assets held for sale	1,854	--
Goodwill	107,222	107,222
Other intangible assets, net	128,328	132,950
Deferred financing costs, net	1,084	3,311
Other long-term assets	941	941
Total assets	$388,866	$404,619

Liabilities, redeemable stock and stockholders’ equity
Current liabilities:

Accounts payable	$6,545	$5,170
Accrued expenses and other current liabilities	12,097	12,598
Accrued interest	30	5,367
Income taxes payable	-	1,202
Short-term borrowings	37,000	--
Current portion of long-term debt	1,250	850
Total current liabilities	56,922	25,187

Retiree health benefit obligation	7,801	7,848
Pension obligation	8,926	8,957
Deferred income taxes	22,367	18,913
Deferred compensation	1,669	1,482
Long-term debt, less current portion	120,575	231,813
Other long-term liabilities	2,110	2,195

Redeemable preferred stock - Series A, par value $0.01, 65,000 shares authorized, no shares outstanding at September 30, 2010 and December 31, 2009	-	-
Redeemable preferred stock - Series B, par value $0.01, no shares outstanding at September 30, 2010 and one share outstanding at December 31, 2009	-	1
Redeemable preferred stock - Series C, par value $0.01, no shares outstanding at September 30, 2010 and one share outstanding at December 31, 2009	-	1

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized at September 30, 2010, 23,750,000 authorized at December 31, 2009, 21,405,426 and 14,421,736 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	214	144
Additional paid-in capital	126,831	59,973
Stockholders’ notes receivable	(478)	(1,013)
Retained earnings	45,729	53,055
Accumulated other comprehensive loss, net of tax	(3,800)	(3,937)
Total stockholders’ equity	168,496	108,222
Total liabilities, redeemable stock and stockholders’ equity	$388,866	$404,619

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)		(unaudited)

Net sales	$47,448	$50,396	$128,338	$125,206
Cost of sales	32,221	35,241	86,070	87,523
Gross profit	15,227	15,155	42,268	37,683

Selling, general, and administrative expense	6,819	4,916	20,527	15,443
Intangibles amortization	1,541	1,541	4,621	4,621
Management fees-related party	57	411	6,370	1,066

Income from operations	6,810	8,287	10,750	16,553

Interest expense, net	(2,334)	(3,802)	(9,038)	(11,756)
Loss on extinguishment of debt	-	-	(7,967)	--
Other expense, net	(12)	(22)	(7)	(105)
Income (loss) before taxes	4,464	4,463	(6,262)	4,692

Income tax expense (benefit)	2,279	1,725	(2,803)	751

Net income (loss)	$2,185	$2,738	$(3,459)	$3,941

Weighted average number of common shares outstanding:
Basic	21,158,573	14,421,736	17,963,720	14,424,347
Diluted	21,546,767	14,747,041	17,963,720	14,749,652

Earnings (loss) per share:
Basic	$0.10	$0.19	$(0.19)	$0.27
Diluted	$0.10	$0.19	$(0.19)	$0.27
Cash dividends declared & paid per share	$0.18	$0.00	$0.18	$0.00

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended

	September 30, 2010	September 30, 2009
	(unaudited)

Operating activities
Net income (loss)	$(3,459)	$3,941
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,448	8,498
Amortization of deferred financing costs	741	853
Loss on extinguishment of debt	7,967	--
Stock-based compensation	3,158	738
Provision for losses on accounts receivable	281	116
Deferred income taxes	3,374	133
Changes in operating assets and liabilities:
Accounts receivable	(50,446)	(53,901)
Inventories	2,222	1,949
Prepaid and other assets and prepaid income taxes	(6,069)	(245)
Accounts payable	1,375	(43)
Accrued expenses and other current liabilities	(7,268)	(2,742)
Deferred compensation	187	187
Benefit obligations and other long-term liabilities	54	633
Net cash used in operating activities	(38,435)	(39,883)

Investing activities
Capital expenditures	(2,414)	(4,821)
Proceeds from sale of equipment	212	--
Net cash used in investing activities	(2,202)	(4,821)

Financing activities
Stock repurchases	(2)	(1,000)
Payment of call premium and post payoff interest on senior notes redemption	(3,876)	--
Collection of stockholders’ notes receivable	535	--
Payments of financing costs	(2,605)	--
Revolver borrowings	37,000	10,000
Proceeds from initial public offering, net	63,938	--
Borrowings on long-term debt	40,000	--
Dividends paid	(3,867)	--
Repayment of long-term debt	(150,838)	(638)
Net cash provided by (used in) financing activities	(19,715)	8,362
Change in cash and cash equivalents	(60,352)	(36,342)
Cash and cash equivalents at beginning of period	69,073	53,552
Cash and cash equivalents at end of period	$8,721	$17,210

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.              Description of business and basis of presentation

Douglas Dynamics, Inc., is the North American leader in the design, manufacture and sale of snow and ice control equipment for light trucks, which is comprised of snowplows and sand and salt spreaders, and related parts and accessories.  The Company’s snow and ice control products are sold through a network of over 720 truck equipment distributors that purchase directly from the Company and are located throughout the snowbelt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). The Company sells its products under the WESTERN®, FISHER®, and BLIZZARD® brands.  The Company is headquartered in Milwaukee, WI and as of September 30, 2010 had manufacturing facilities in Milwaukee WI, and Rockland, ME. The Company completed the closure of its Johnson City, TN facility, in the quarter ending September 30, 2010. The Company operates as a single segment.

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

Capitalization summary upon closing of IPO:

Common stock issued and outstanding at December 31, 2009	14,421,736
Issuance and sales of common stock by Company through IPO	6,500,000
Issuance of non-vested common stock in connection with IPO	208,130
Shares issued for options exercised in connection with IPO	180,567
Fractional shares repurchased and retired in connection with IPO	(7)
Common stock issued and outstanding upon closing of IPO	21,310,426

Concurrent with the closing of the IPO, the Company repurchased its one issued and outstanding share of Series B preferred stock and one issued and outstanding share of Series C preferred stock, each at a price of $1,000 per share.  Subsequent to the repurchase of the preferred stock, the Company has no preferred stock outstanding.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2009, included in the Prospectus dated May 6, 2010 and have not changed materially as of September 30, 2010.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of September 30, 2010 and the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 have been prepared by the Company and have not been audited.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.  Pursuant to the rules and regulations of the Securities and Exchange Commission certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying interim consolidated financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the consolidated financial statements for the year ended December 31, 2009.

Other comprehensive income (loss) includes the net income (loss) of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year end.  Other comprehensive income (loss) was $2,185 and $(3,322) for the three and nine months ended September 30, 2010, respectively.  Other comprehensive income was the same as net income for the three and nine months ended September 30, 2009, respectively.

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

Assets and liabilities measured at fair value are based on the market approach, which is prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At September 30, 2010 and December 31, 2009, the Company did not have any financial instruments accounted for at fair value.

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

2.              Fair Value

The carrying values of the Company’s cash and cash equivalents (Level 1), trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair value as of September 30, 2010.  The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The carrying value and fair value (Level 2 ) of the Company’s long-term debt at September 30, 2010 was $121,825 and $120,607, respectively.

3.              Inventories

Inventories consist of the following:

	September 30,	December 31,
	2010	2009

Finished goods and work-in-process	$23,087	$24,639
Raw material and supplies	1,388	2,058
	$24,475	$26,697

4.              Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2010	2009

Land	$960	$1,000
Land improvements	1,768	2,218
Buildings	11,030	13,766
Machinery and equipment	21,662	23,092
Furniture and fixtures	6,128	6,934
Mobile equipment and other	982	969
Construction-in-process	2,374	4,252
Total property, plant and equipment	44,904	52,231
Less accumulated depreciation	(22,721)	(25,570)
Net property, plant and equipment	$22,183	$26,661

5.              Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2010	2009

Term Loan	$121,825	$82,663
Senior notes	-	150,000
Total long-term debt	121,825	232,663
Less current maturities	1,250	850
	$120,575	$231,813

As of December 31, 2009, the Company’s senior credit facilities consisted of an $85,000 term loan facility and a $60,000 revolving credit facility with a group of banks and the Company also had outstanding $150,000 of 7.75% senior notes (the “Senior Notes”) due January 15, 2012. Concurrent with the consummation of the IPO, the Company amended its senior credit facilities to, among other things, (i) allow it to redeem the Senior Notes, (ii) increase the size of its term loan facility by $40,000 and (iii) amend certain of the provisions in its senior credit facilities which govern the Company’s ability to pay dividends.  Consequently, at September 30, 2010, the Company’s senior credit facilities consist of a $125,000 term loan facility and a $60,000 revolving credit facility with a group of banks. In connection with the amendments to the Company’s senior credit facilities, the interest on the existing portion of the term loan facility was revised.   The change consisted of an increase from an interest rate equal to (at the Company’s option) either the base rate plus 1.25% or the eurodollar rate plus 2.25% to (at the Company’s option) either the base rate (which shall be no less than 3%) plus 3.5% or the eurodollar rate (which shall be no less than 2%) plus 4.5%.  The interest for the additional $40,000 increase in the Company’s term loan facility is an interest rate equal to (at the Company’s option) either the base rate (which shall be no less than 3%) plus 4% or the eurodollar rate (which shall be no less than 2%) plus 5%.  Under the revolving credit facility, the margin for base rate loans is either 0.25% or 0.50% and the margin for eurodollar rate loans is either 1.25% or 1.50%, in each case determined based on the Company’s leverage ratio from time to time.  The amendment of the term loan facility resulted in a significant modification of the debt which resulted in the write off of unamortized capitalized deferred financing costs of $995 and expenditures of $2,046 related to financing costs paid to existing lenders which was recorded as a loss on extinguishment of debt in the consolidated statements of operations for the nine months ended September 30, 2010.   As the amendment of the term loan facility occurred in the three month period ended June 30, 2010, there was no additional write off of deferred financing costs or expenditures relating to financing costs in the three month period ended September 30, 2010.

On June 9, 2010, the Company completed the redemption of its Senior Notes.  The Company redeemed its Senior Notes with the proceeds from the additional term loan, together with the net IPO proceeds and cash on hand for a total of $157,557, which includes $3,681 of interest that accrued through the date of deposit with the trustee, $969 of interest that accrued from the date of deposit with the trustee to the date of redemption and a $2,907 redemption call premium of 1.938%.  In addition, the Company wrote off $1,050 of unamortized deferred financing costs related to the Senior Notes.

After effecting the discharge of the Senior Notes, the maturity date for the Company’s revolving credit facility is May 21, 2012, and the Company’s term loan amortizes in nominal amounts quarterly with the balance payable on May 21, 2013 with respect to the existing term loans and May 21, 2016 with respect to the additional term loans.

At September 30, 2010 the Company had outstanding borrowings on the revolving credit facility of $37,000 and remaining borrowing availability of $22,976.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default.  The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained (such event, a “liquidity event”), and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred.  In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, during the occurrence of a liquidity event, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0.  Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility.  At September 30, 2010, the Company was in compliance with the respective covenants.  The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for allowed distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of September 30, 2010 and December 31, 2009, the Company was not required to make an excess cash flow payment.

6.              Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	September 30,	December 31,
	2010	2009

Payroll and related costs	$2,847	$3,659
Employee benefits	2,699	2,534
Accrued warranty	3,039	3,040
Other	3,512	3,365
	$12,097	$12,598

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Balance at the beginning of the period	$2,489	$1,824	$3,040	$2,272
Warranty provision	721	851	1,775	1,956
Claims paid/settlements	(171)	(165)	(1,776)	(1,718)
Balance at the end of the period	$3,039	$2,510	$3,039	$2,510

8.              Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Component of net periodic pension cost:
Service cost	$200	$205	$600	$615
Interest cost	358	338	1,074	1,016
Expected return on plan assets	(290)	(246)	(870)	(738)
Amortization of net loss	81	130	243	390
Net periodic pension cost	$349	$427	$1,047	$1,283

The Company estimates its total required minimum contributions to its pension plans in 2010 will be $1,050.  Through September 30, 2010, the Company has made $711 of cash contributions to the pension plans in 2010 versus $1,179 through the same period 2009.

In May 2010, in connection with the  closure of the Company’s manufacturing facility in Johnson City, TN substantially all the employees at this facility were terminated.  This resulted in a cessation of all future benefit accruals for these employees under the Company’s pension and other post employment benefit (“OPEB”) plans.  A curtailment gain of $366 was recognized as a reduction to the net actuarial loss, as the curtailment liability gain was less than the unrecognized net actuarial loss prior to the curtailment for the pension plan.  Therefore, this did not impact the consolidated statement of operations for the nine months ended September 30, 2010.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Components of net periodic other postretirement benefit cost
Service cost	$71	$76	$237	$229
Interest cost	107	105	348	315
Amortization of net (gain)/loss	--	(18)	(7)	(55)
Curtailment gain - Johnson City location closing	--	—	(667)	—
Net periodic other postretirement benefit cost	$178	$163	$(89)	$489

The curtailment gain for the OPEB plan exceeded the unrecognized net actuarial loss prior to the curtailment and resulted in a gain of $1,031 of which $667 was recorded in selling, general and administrative expense in the consolidated statement of operations for the nine months ended September 30, 2010 and $364 (before taxes) was recognized as a reduction to the net actuarial loss in accumulated other comprehensive loss at September 30, 2010.  As the curtailment occurred in the three month period ending June 30, 2010, there was no impact on the statement of operations for the three month period ending September 30, 2010.

9.  Dividends

Cash dividends declared and paid on a per share basis were as follows:

	Three and nine months ended
	September 30,
	2010	2009

Dividends declared	$0.18	$0.00
Dividends paid	$0.18	$0.00

10.       Stock Repurchases

On January 23, 2009, the Company entered into securities repurchase agreements with certain members of management.  Pursuant to these agreements, the Company repurchased at fair value and subsequently retired 27,004 shares of common stock and 89,371 stock options in exchange for aggregate consideration of $1,137, comprised of a cash payment of $1,000 and the satisfaction of the remaining principal amount of $137 on promissory notes held by the members of management.  As a result of the repurchase of stock options, the Company recorded $738 of compensation expense in the nine months ended September 30, 2009, which represented the fair value of the repurchased options.

11.       Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents and assumed exercise of stock options, using the treasury stock method as well as the  conversion of  both class A and class B restricted shares.  Stock options for which the exercise price exceeds the average fair value and restricted shares have an anti-dilutive effect on earnings per share and are excluded from the calculation.  There were 458,770 shares excluded from diluted earnings per share for the nine months ended September 30, 2010 as the shares would be anti-dilutive for that period as the Company incurred a net loss.

The following shares were used to calculate basic and diluted earnings per share for the periods presented.

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Basic weighted average common shares outstanding	21,158,573	14,421,736	17,963,720	14,424,347
Incremental shares applicable to common stock options and restricted stock	388,194	325,305	-	325,305
Average diluted weighted average common shares outstanding	21,546,767	14,747,041	17,963,720	14,749,652

12.  Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

In connection with the IPO, in May 2010, the Company’s Board of Directors and stockholders amended and restated the Company’s 2004 Stock Incentive Plan (as amended and restated, the “A&R 2004 Plan”) and certain outstanding award agreements thereunder, to among other things, eliminate the ability of the holders thereunder to use a promissory note to pay any portion of the exercise price of the options, to provide that the use of “net exercises” to pay any portion of the exercise price of the options shall be at the sole discretion of the committee administering the A&R 2004 Plan, and to effect certain ministerial changes under the A&R 2004 Plan.  In addition, in connection with the IPO, the Board of Directors also resolved not to issue any further awards under the A&R 2004 Plan.  As of September 30, 2010, 356,044 shares of common stock are reserved for issuance upon the exercise of outstanding options under the A&R 2004 Plan.  All outstanding options are fully vested, excluding 47,500 options, of which 23,750 will vest on August 27, 2011 and the remaining options will vest on August 27, 2012.   All options expire 10 years from the date of grant.

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

As of September 30, 2010, the Company had 1,921,870 shares of common stock available for future issuance of awards under the 2010 Plan.  The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

The following table summarizes information with respect to the Company’s stock option activity under the A&R 2004 Plan for the three and nine months ended September 30, 2010. In connection with the IPO, certain of the Company’s selling stockholders exercised 288,570 stock options and sold the underlying shares.  Such stockholders paid the exercise price of such options through a net exercise.  In the three months ending September 30, 2010, certain of the Company’s selling stockholders exercised 174,571 stock options and paid the exercise price of such options through a net exercise, resulting in an additional 95,000 outstanding shares. The options exercised in conjunction with the IPO as well as those exercised in the three month period ending September 30, 2010 were granted under APB 25 with an exercise price equal to fair value at date of grant, and accordingly no compensation expense was recorded at the time of grant.  As a result of the net exercise mechanism, the optionholders did not bear the risk and rewards of the options.  As such, the Company recorded $1,227 and $2,975 of stock based compensation expense for the three and nine months ended September 30, 2010 respectively.  The following is a rollforward of stock option activity for the three and nine months ended September 30, 2010.

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Stock options - beginning of period	530,615	819,185
Options exercised	(174,571)	(463,141)
Stock options – end of period	356,044	356,044

Restricted Stock Awards

A summary of restricted stock activity for the nine months ended September 30, 2010 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2009	—	—
Granted	208,130	$11.25	4.59 years
Vested	—	—
Cancelled and forfeited	—	—

Unvested at September 30, 2010	208,130	$11.25	4.59 years

Expected to vest in the future at September 30, 2010	208,130	$11.25	4.59 years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant, or $11.25 per share. The Company recognized $110 and $183 of compensation expense related to restricted stock awards granted for the three and nine months ended September 30, 2010.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of September 30, 2010 was approximately $1,707 and is expected to be recognized over a weighted average period of 4.59 years.

13.       Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various litigation including product liability and intellectual property disputes.  However, the Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.  In addition, the Company is not currently a party to any environmental-related claims or legal matters.

14.       Restructuring

On April 27, 2009, the Company announced a plan to close its Johnson City, TN manufacturing facility and move production from this facility to its Milwaukee, WI and Rockland, ME facilities.  The company completed the closure of this facility as of August 31, 2010.  The Company expects to realize significant annual cost savings and improved customer delivery performance as a result.  The closure has resulted in the elimination of approximately 100 positions in Johnson City and the addition of approximately 50 positions in Rockland and approximately 35 positions in Milwaukee.

Related to the facility closure, the Company recorded ($46) and $78 of employee termination costs and $45 and $750 for other closure costs for the three and nine months ended September 30, 2010, respectively.  Restructuring expenses of $872 and $897 were recorded for the three and nine months ended September 30, 2009, respectively.  The Company expects the total cost of this restructuring to be $2,103 consisting of employee termination costs of $768 and other costs of $1,335.  The other costs consist principally of facility move preparation and equipment relocation costs.  These costs are included in the selling, general and administrative expense line in the Company’s consolidated statements of operations.

The following represents a reconciliation of changes in the restructuring reserves related to this project through September 30, 2010.

	Employee
	Termination	Other Exit
	Costs	Costs	Total
Accrued restructuring reserves as of December 31, 2009	$690	$-	$690
Activity during nine months ended September 30, 2010:
Charges to earnings	78	750	828
Payments	(700)	(750)	(1,450)
Accrued restructuring reserves as of September 30, 2010	$68	-	$68

In connection with the restructuring, the Company reassessed the useful lives of its manufacturing facility and certain equipment.  As a result of this assessment, the Company assigned shorter useful lives to these assets and recorded accelerated depreciation of $447 and $1,877 for the three and nine months ended September 30, 2010, respectively.  This change in estimate reduced basic and diluted earnings per share by $0.01 and $0.06 for the three and nine months ended September 30, 2010, respectively.  The Company did not record any accelerated depreciation for the three and nine months ended September 30, 2009. Because of actions taken in the restructuring, the Johnson City property is being actively marketed for sale in the third quarter of fiscal 2010 and is classified as held for sale in the consolidated balance sheet.

15.       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the effective combined federal and state tax rate for 2010 will be approximately 43%.  The Company’s effective tax rate was 51.1% and 38.7% for the three months ended September 30, 2010 and 2009, respectively.  The Company’s effective tax rate (benefit) for the nine months ended September 30, 2010 and 2009 was (44.8%) and 16.0%, respectively.   The effective tax rate (benefit) for the nine months ended September 30, 2010 was higher than the corresponding period in 2009 due to the release of a valuation allowance for Wisconsin net operating losses (“NOLs”) in the first quarter of 2009 due to a tax law change in the state of Wisconsin resulting in the ability to utilize the NOLs in future periods.

16.       Related Party Transactions

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

In connection with the Company’s IPO, the Company amended and restated the terms of its Joint Management Services Agreement to, among other things, (i) extend the term of service until the earlier of (A) the fifth anniversary of the consummation of the Company’s IPO, (B) such time as AMP and ACOF, together with their affiliates, collectively hold less than 5% of the Company’s outstanding common stock and (C) such time as all parties mutually agree in writing, while eliminating all other termination events (other than termination for cause); (ii) eliminate the annual management fee, as well as the provision obligating the Company to pay AMP and ACOF a transaction fee in the event of an acquisition or any sale or disposition of the Company or any of its divisions or any sale of substantially all Company assets or similar transactions in exchange for a one-time fee of  $5,800 upon the consummation of the IPO, pro rata in accordance with their respective holdings; and (iii) modify the expense reimbursement provisions to include reimbursement for out-of-pocket expenses incurred in connection with SEC and other legally required filings made by each of AMP and ACOF with respect to the Company’s securities and certain other expenses.  The one-time management fee was paid on May 10, 2010, and is included in management fees — related party expense for the nine months ended September 30, 2010.

During the three and nine months ended September 30, 2010, the Company recognized management fees and related expenses of $57 and $6,370 respectively relating to the Joint Management Service Agreement.  For the three and  nine months ended September 30,  2009 the Company recognized $411 and $1,066, respectively, relating to the Joint Management Services Agreement.

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

Closure of Johnson City, Tennessee Manufacturing Facility

During the third quarter of 2010, the Company completed the closure its Johnson, City, Tennessee manufacturing facility.  The Company ceased substantially all manufacturing at this facility on April 2, 2010, effectively reducing its manufacturing facilities from three to two, and ceased all operations at this facility as of August 31, 2010.  In connection with the cessation of substantially all manufacturing at its Johnson City facility, in May 2010 substantially all of the employees at the facility were terminated.  The closure resulted in the elimination of approximately 100 positions in Johnson City and the addition of approximately 50 positions in Rockland and approximately 35 positions in Milwaukee.  The Company continues to own its Johnson City, Tennessee real property, which is being actively marketed for sale.

Results of Operations

Overview

During the three months ended September 30, 2010 and 2009, we sold 13,085 and 13,847 units of snow and ice control equipment, respectively, and during the nine months ended September 30, 2010 and 2009, we sold 32,491 and 31,315 units of snow and ice control equipment, respectively.   The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and nine months ended September 30, 2010 and 2009.

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Equipment	91%	91%	87%	85%

Parts and accessories	9%	9%	13%	15%

The following table sets forth, for the three and nine months ended September 30, 2010 and 2009, the consolidated statements of operations of Douglas Dynamics, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2010 and 2009 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)		(unaudited)
	(in thousands)

Net sales	$47,448	$50,396	$128,338	$125,206
Cost of sales	32,221	35,241	86,070	87,523
Gross profit	15,227	15,155	42,268	37,683

Selling, general, and administrative expense	6,819	4,916	20,527	15,443
Intangibles amortization	1,541	1,541	4,621	4,621
Management fees-related party	57	411	6,370	1,066

Income from operations	6,810	8,287	10,750	16,553

Interest expense, net	(2,334)	(3,802)	(9,038)	(11,756)
Loss on extinguishment of debt	-	-	(7,967)	-
Other expense, net	(12)	(22)	(7)	(105)
Income (loss) before taxes	4,464	4,463	(6,262)	4,692

Income tax (benefit) expense	2,279	1,725	(2,803)	751

Net income (loss)	$2,185	$2,738	$(3,459)	$3,941

The following table sets forth for the three and nine months ended September 30, 2010 and 2009, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Nine Months Ended

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)		(unaudited)
	(in thousands)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.9%	69.9%	67.1%	69.9%
Gross profit	32.1%	30.1%	32.9%	30.1%

Selling, general, and administrative expense	14.4%	9.8%	16.0%	12.3%
Intangibles amortization	3.2%	3.1%	3.6%	3.7%
Management fees-related party	0.1%	0.8%	4.9%	0.9%

Income from operations	14.4%	16.4%	8.4%	13.2%

Interest expense, net	(5.0)%	(7.5)%	(7.1)%	(9.4)%
Loss on extinguishment of debt	0.0%	0.0%	(6.2)%	0.0%
Other expense, net	0.0%	0.0%	(0.0)%	(0.1)%
Income (loss) before taxes	9.4%	8.9%	(4.9)%	3.7%

Income tax (benefit) expense	4.8%	3.5%	(2.2)%	0.6%

Net income (loss)	4.6%	5.4%	(2.7)%	3.1%

Net Sales

Net sales were $47.4 million for the three months ended September 30, 2010 compared to $50.4 million in the three months ended September 30, 2009, a decrease of $3.0 million, or 6.0%. The pre-season sales period is comprised of the second and third quarters combined. To encourage distributors to receive shipments prior to the peak fourth quarter retail selling season, we offer promotional financial and freight terms to distributors that place orders during the second quarter. These orders are then shipped during the second and third quarters.  The timing of these shipments between the second and third quarters can vary year to year based upon a number of factors, including distributor inventory levels and space availability. For 2010, pre-season orders have shifted from traditional patterns to be more heavily weighted toward the second quarter versus the third quarter.  Net sales were $128.3 million for the nine months ended September 30, 2010 compared to $125.2 million in the nine months ended September 30, 2009, an increase of $3.1 million, or 2.5%.  The decrease in net sales for the three months ended September 30, 2010 was driven by a decrease in units of 5.5% and a reduction in parts and accessories sales for the three-month period of $0.3 million, or 5.3%.  The increase in net sales for the nine months ended September 30, 2010 was driven by a 3.8% increase in unit sales of snow and ice control equipment, due in part to above average snowfall during the October 1, 2009 to March 31, 2010 snow season and improving retail sales in February and March of 2010.   Slightly offsetting this increase was a reduction in parts and accessories sales for nine months ended September 30, 2010 compared to the corresponding period in 2009 of $1.7 million, or 8.4%, as end-users opted to purchase replacement equipment instead of repairing existing equipment.

Cost of Sales

Cost of sales were $32.2 million for the three months ended September 30, 2010 compared to $35.2 million for the three months ended September 30, 2009, a decrease of $3.0 million, or 8.5%. Cost of sales were $86.1 million for the nine months ended September 30, 2010 compared to $87.5 million for the nine months ended September 30 2009, a decrease of $1.4 million, or 1.7%.  The decreases in cost of sales for the three and nine months ended September 30, 2010 compared to the corresponding period in 2009 were driven by changes in unit sales as discussed above under “—Net Sales”.   Slightly offsetting the decrease in cost of sales due to lower units was non-recurring accelerated depreciation costs totaling $0.5 million and $1.9 million, respectively, associated with reassessing the useful lives of the Company’s manufacturing facilities and certain equipment at our Johnson City plant.  Cost of sales decreased at a higher rate than net sales due to lower material costs than in the prior comparable periods.  As a percentage of cost of sales, fixed and variable costs were approximately 16% and 84%, respectively, for the three months ended September 30, 2010 versus approximately 15% and 85%, respectively, for the three months ended September 30, 2009, and approximately 20% and 80%, respectively, for the nine months ended September 30, 2010 versus approximately 17% and 83%, respectively, for the nine months ended September 30, 2009.

Gross Profit

Gross profit was $15.2 million for the three months ended September 30, 2010 compared to $15.2 million in the three months ended September 30, 2009, an increase of $0.1 million, or 0.5%.  Gross profit was $42.3 million for the nine months ended September 30, 2010 compared to $37.7 million in the nine months ended September 30, 2009, an increase of $4.6 million, or 12.2%.  Gross profit dollars remained relatively flat for the three month period due to a decrease in units sold offset by lower cost of sales as a percentage of net sales.  As a percentage of net sales, gross profit increased from 30.1% for the three months ended September 30, 2009 to 32.1% for the corresponding period in 2010.  The increase in gross profit for the nine months ended September 30, 2010 was due primarily to the increased units sales of snow and ice control equipment described above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 30.1% for the nine months ended September 30, 2009 to 32.9% for the corresponding period in 2010, primarily as a result of the factors discussed above under “—Net Sales” and “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangible amortization and management fees, were $8.4 million for the three months ended September 30, 2010, compared to $6.9 million for the three months ended September 30, 2009, an increase of $1.5 million.  Selling, general and administrative expenses were $31.5 million for the nine months ended September 30, 2010, compared to $21.1 million for the nine months ended September 30, 2009, an increase of $10.4 million.  This increase for the three months ended September 30, 2010 was primarily due to compensation expense associated with net exercises of stock options totaling $1.2 million and an increase in legal fees of $0.3 million.    In addition to the increases noted in the three-month period, the increase for the nine months ended September 30, 2010 was primarily attributable to non-recurring expenses incurred at the time of the Company’s IPO.  The non-recurring charges associated with the IPO totaled $8.5 million, and were comprised namely of the buyout of the management services agreement at $5.8 million, compensation expense associated with net exercises of stock options totaling $1.7 million and the expense and payment of cash bonuses under the Company’s liquidity bonus plan of $1.0 million. As a percentage of net sales, selling, general and administrative expenses increased to 17.7% for the three months ended September 30, 2010 compared to 13.7% for the corresponding period in 2009, and from 16.9% for the nine months ended September 30, 2009 to 24.6% for the corresponding period in 2010, due to the factors discussed above.

Interest Expense

Interest expense was $2.3 million for the three months ended September 30, 2010 compared to $3.8 million in the corresponding period in 2009, a decrease of $1.5 million. Interest expense was $9.0 million for the nine months ended September 30, 2010 compared to $11.8 million in the corresponding period in 2009, a decrease of $2.8 million.   This decrease in interest expense for the three and nine months ended September 30, 2010 was due to less interest expense as a result of the redemption of the Senior Notes with proceeds from the IPO, additional borrowings under the Company’s senior credit facilities and cash on hand.

Loss On Extinguishment of Debt

Loss on extinguishment of debt totaling $8.0 million for the nine months ended September 30, 2010 was entirely driven by costs associated with the amendment of our senior credit facilities and the redemption of the Senior Notes, including both the call premium on the redemption of our Senior Notes, and the write-off of unamortized deferred financing costs relating to the redemption of our Senior Notes and the amendment of our senior credit facilities.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the Company’s effective combined federal and state tax rate for 2010 will be approximately 43%.  The Company’s effective tax rate was 51.1% and 38.7% for the three months ended September 30, 2010 and 2009, respectively.  The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was (44.8)% and 16.0%, respectively.   The effective tax rate (benefit) for the nine months ended September 30, 2010 was higher than the corresponding period in 2009 due to the release of a valuation allowance for Wisconsin NOLs in the first quarter of 2009 due to a tax law change in the state of Wisconsin resulting in the ability to utilize the NOLs in future periods.

Net Income (Loss)

Net income for the three months ended September 30, 2010 was $2.2 million compared to net income of $2.7 million for the corresponding period in 2009, a decrease of $0.5 million. Net loss for the nine months ended September 30, 2010 was $3.5 million compared to net income of $3.9 million for the corresponding period in 2009, a decrease of $7.4 million.  This decrease in net income was driven by the factors described above and primarily by the impact of non -recurring costs incurred at the time of the Company’s IPO. See the reconciliation table of Net Income (Loss) to Adjusted Net Income in “— Non-GAAP Financial Measures” below for more details regarding the non-recurring expenses. As a percentage of net sales, net income was 4.6% for the three months ended September 30, 2010 compared to 5.4% for the three months ended September 30, 2009.  As a percentage of net sales, net loss was 2.7% for the nine months ended September 30, 2010 compared to net income of 3.1% for the nine months ended September 30, 2009.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2010 was $11.6 million compared to $12.7 million in the corresponding period in 2009, a decrease of $1.1 million, or 8.7%.  Adjusted EBITDA for the nine months ended September 30, 2010 was $32.1 million compared to $28.0 million in the corresponding period in 2009, an increase of $4.1 million, or 14.6%.  As a percentage of net sales, Adjusted EBITDA decreased from 25.1% for the three months ended September 30, 2009 to 24.4% for the three months ended September 30, 2010, and increased from 22.4% for the nine months ended September 30, 2009 to 25.0% for the nine months ended September 30, 2010.  For the three-month period ending September 30, the decrease in Adjusted EBITDA is primarily attributable to decreased unit sales of snow and ice control equipment.   For the nine-month period ending September 30, the increase in EBITDA is primarily attributable to increased unit sales of snow and ice equipment which resulted from stronger pre-season shipments during the second quarter of 2010 compared to the corresponding period in 2009.

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

Adjusted net income represents net income as determined under GAAP, excluding non-recurring expenses incurred at the time of our IPO, namely the buyout of our management services agreement, the loss on extinguishment of debt, stock based compensation expense associated with the net exercise of stock options and the payment of cash bonuses under our liquidity bonus plan. We believe that the presentation of Adjusted net income for the three and nine months ended September 30, 2010 provides useful information to investors by facilitating comparisons to our historical performance due to the non-recurring expenses incurred at the time of the our IPO in May 2010.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted net income for the three and nine months ended September 30, 2010. There were no such adjustments during the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended

(in millions)	September 30, 2010	September 30, 2010
Net Income (Loss) - (GAAP)	$2.2	($3.5)

Addback non-recurring expenses, net of tax at 43.0%, incurred at the time of the IPO:

- Buyout of the Management Services Agreement	-	$3.3

- Loss on extinguishment of debt	-	$4.6

- Liquidity bonus payment	-	$0.6

- Non-recurring stock based compensation expense	$0.7	$1.7

Adjusted Net Income - (non-GAAP)	$2.9	$6.7

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for management fees paid by us to affiliates of our principal stockholders, stock-based compensation associated with the net exercise of stock options, payment of cash bonuses under our liquidity bonus plan, loss on extinguishment of debt, certain non-recurring charges related to the closure of our Johnson City, Tennessee manufacturing facility and certain unrelated legal expenses.   We use, and we believe our investors benefit from, the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and depletion, and amortization and accretion, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net Income (Loss)	$2,185	$2,738	$(3,459)	$3,941

Interest Expense - Net	2,334	3,802	9,038	11,756
Income Taxes	2,279	1,725	(2,803)	751
Depreciation Expense	1,262	1,291	4,827	3,877
Amortization	1,541	1,541	4,621	4,621
EBITDA	9,601	11,097	12,224	24,946

Management Fees	57	411	6,370	1,066
Stock Based Compensation	1,337	6	3,158	738
Loss on Extinguishment of Debt	-	-	7,967	-
Liquidity Bonus Plan	-	-	1,003	-
Other non-recurring charges (1)	565	1,138	1,383	1,286

Adjusted EBITDA	$11,560	$12,652	$32,105	$28,036

(1)       Reflects severance and one-time, non-recurring expenses for costs related to the closure of our Johnson City facility of ($1) and $872 for the three months and $828 and $897 for the nine months ended September 30, 2010 and 2009, respectively, $566 and $266 of unrelated legal fees for the three months and $1,222 and $389 for the nine months ended September 30, 2010 and 2009 respectively, and $667 and $0 gain on other post employment benefit plan curtailment related to the Johnson City plant closure for the nine months ended September 30, 2010 and 2009, respectively.

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

New Accounting Pronouncements

For the nine months ended September 30, 2010, the Company did not adopt any new accounting pronouncements that had a significant impact to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.  As of September 30, 2010, our senior credit facilities consisted of a $60 million senior secured revolving credit facility, entered into by our subsidiaries, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers and a $125 million senior secured term loan facility, entered into by Douglas Dynamics, L.L.C., as borrower, each on May 21, 2007, and as amended on April 16, 2010 in connection with our IPO.  Concurrent with the consummation of our IPO, we amended our senior credit facilities to, among other things, (i) allow us to redeem our Senior Notes, (ii) increase the size of our term loan facility by $40 million from $85 million to $125 million, which additional term loans will mature in May 2016 and (iii) amend certain of the provisions in our senior credit facilities which govern our ability to pay dividends. On June 9, 2010, we completed the redemption of our Senior Notes.  We redeemed the Senior Notes using the proceeds from our IPO, together with the increase in our term loan facility and cash on hand, for a total of $157.6 million including the accrued interest thereon and a redemption premium.

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

As discussed in the prospectus relating to our IPO, in connection with our IPO, our Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend, commencing in the third quarter of 2010 in equal quarterly installments.  The initial annual rate for the dividend was $0.73 per share, or $0.1825 per quarter, but our Board of Directors has approved a $0.0175 increase in the fourth quarter 2010 to $0.20 per share.  The declaration and payment of these dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, legal requirements, taxes and other factors our Board of Directors may deem to be relevant. The terms of our indebtedness also restricts us from paying cash dividends on our common stock under certain circumstances. As a result of this dividend policy, we may not have significant cash available to meet any large unanticipated liquidity requirements. As a result, we may not retain a sufficient amount of cash to fund our operations or to finance unanticipated capital expenditures or growth opportunities, including acquisitions. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

As of September 30, 2010, we had $31.7 million of total liquidity, comprised of $8.7 million in cash and cash equivalents and borrowing availability of $23.0 million under our revolving credit facility.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $6.0 million of borrowing availability. We expect that cash on hand, generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2010, December 31, 2009 and September 30, 2009.

	As of

	September 30, 2010	December 31, 2009	September 30, 2009
Cash and cash equivalents	$8,721	$69,703	$17,210
Inventories	24,475	26,697	26,853

We had cash and cash equivalents of $8.7 million at September 30, 2010 compared to cash and cash equivalents of $17.2 million at September 30, 2009.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine months ended September 30,
Cash Flows (in thousands)	2010	2009	Change	% Change
Net cash provided by (used in) operating activities	$(38,435)	$(39,883)	$1,448	(3.6)%
Net cash provided by (used in) investing activities	(2,202)	(4,821)	2,619	(54.3)%
Net cash provided by (used in) financing activities	(19,715)	8,362	(28,077)	(335.8)%

Increase (Decrease) in cash	$(60,352)	$(36,342)	$(24,010)	66.1%

Net cash used in operating activities decreased $1.4 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  This decrease in cash used was driven mainly by a year over year increase in pre-tax gross profit of $4.6 million driven by increased unit shipments and improved unit margins, as well as decreased interest expense.  Partially offsetting this were non-recurring costs incurred at the time of the Company’s IPO, namely the buyout of the management services agreement totaling $5.8 million, and the payment of cash bonuses under the Company’s liquidity bonus plan totaling $1.0 million.

Net cash used in investing activities decreased $2.6 million for the nine months ended September 30, 2010, compared to the corresponding period in 2009.  This decrease was driven largely by the purchase of a Milwaukee distribution facility during the second quarter of 2009 to expand our Milwaukee facilities in anticipation of the closure of our Johnson City, TN manufacturing plant.

Net cash used in financing activities increased $28.0 million for the nine months ended September 30, 2010 compared to the corresponding period in 2009, primarily as a result of the net impact of financing activities associated with the Company’s IPO, namely the redemption of the Company’s Senior Notes, including the redemption premium and accrued interest thereon totaling $153.9 million, partially offset by an increase in our term loan of $40.0 million, net proceeds from the IPO of $63.9 million, and revolver borrowings of $37.0 million.

Contractual Obligations

There have been no material changes to our contractual obligations in the nine months ended September 30, 2010, except for (a) a reduction in long-term debt and related interest obligations as a result of the redemption of our Senior Notes on June 9, 2010 and (b) an increase in our term loan facility by $40 million to $125 million. For additional details regarding the changes to our long-term debt, see Note 5 to the notes to our consolidated financial statements.

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

Because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we typically require capital as we are generally required to build our inventory in anticipation of our second and third quarter pre-season sales. During the second and third quarters, our working capital requirements rise as our accounts receivable increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter and then begin to decline through the fourth quarter through a reduction in accounts receivable when we receive the majority of the payments for pre-season shipped products.

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

As of September 30, 2010, we had outstanding borrowings under our term loan of $121.8 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the nine months ended September 30, 2010 by $0.3 million, $0.4 million and $0.7 million, respectively. As of September 30, 2010, we had outstanding borrowings under our revolving credit facility of $37.0 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the nine months ended September 30, 2010 by $0.1 million, $0.1 million and $0.2 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 15.5% and 18.1% for the nine months ended September 30, 2010 and 2009, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

As of September 30, 2010 we had approximately $121.8 million of senior secured indebtedness and $23.0 million of borrowing availability under our revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

As part of our lean manufacturing strategy to lower our fixed costs, we closed our Johnson City, Tennessee manufacturing facility in the third quarter ending September 30, 2010 and thereby reduced our manufacturing facilities from three to two. In connection with this closure, we relocated our Johnson City operations and equipment into our remaining two facilities. We cannot assure you that we will realize contemplated cost savings from the closure of this facility. In addition, there may be risks associated with this closure for which we are unprepared, such as labor and employment litigation, difficulties implementing a smooth transition and the possibility that this closure leaves us with insufficient manufacturing capacity. It is therefore possible that our business could be negatively affected by the closure of this facility.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2010, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

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
10.1

Douglas Dynamics, Inc. 2010 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-169342) filed with the Securities and Exchange Commission on September 13, 2010)

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
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: November 8, 2010

Exhibit Index to Form 10-Q for the Period Ended September 30, 2010

Exhibit Numbers	Description
10.1

Douglas Dynamics, Inc. 2010 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-169342) filed with the Securities and Exchange Commission on September 13, 2010)

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