Form 10-K
period 2010-12-31
DOUGLAS DYNAMICS, INC
filed 2011-03-08
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File No. 001-34728

DOUGLAS DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	134275891 (I.R.S. Employer Identification No.)
7777 N 73rd Street Milwaukee, Wisconsin (Address of principal executive offices)	53223 (Zip Code)

Registrant's telephone number, including area code
 (414) 354-2310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Common Stock, $.01 Par Value
Name of each exchange on which registered	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          At June 30, 2010, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $130 million (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date). At March 4, 2011, the Registrant had outstanding an aggregate of 21,662,242 shares of its Common Stock.

Documents Incorporated by Reference:

          Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 4, 2011 are incorporated into Parts II and III.

PART I

Forward Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements" made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," "will" and similar expressions are intended to identify forward-looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

  •
  Weather conditions, particularly lack of or reduced levels of snowfall;

  •
  A significant decline in economic conditions;

  •
  Our inability to maintain good relationships with our distributors;

  •
  Lack of available or favorable financing options for our end-users or distributors;

  •
  Increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors;

  •
  The inability of our suppliers to meet our volume or quality requirements;

  •
  Our inability to protect or continue to build our intellectual property portfolio;

  •
  Our inability to develop new products or improve upon existing products in response to end-user needs;

  •
  Losses due to lawsuits arising out of personal injuries associated with our products;

  •
  Factors that could impact dividend payments;

  •
  Our inability to compete effectively against competition.

        We undertake no obligation to revise the forward-looking statements included in this Annual Report on Form 10-K to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors in addition to those listed above that could cause or contribute to such differences are discussed in Item 1A, "Risk Factors" of the Annual Report on Form 10-K.

Item 1.    Business

Overview

        Douglas Dynamics, Inc. (the "Company," "we," "us," "our") is the North American leader in the design, manufacture and sale of snow and ice control equipment for light trucks, which consists of snowplows, sand and salt spreaders, and related parts and accessories. We sell our products under the WESTERN®, FISHER® and BLIZZARD® brands which are among the most established and recognized in the industry. We believe that in 2010 our share of the light truck snow and ice control equipment market was greater than 50%.

        We offer the broadest and most complete product line of snowplows and sand and salt spreaders for light trucks in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. For the year ended December 31, 2010, 86% of our net sales were generated from sales of snow and ice control equipment, and 14% of our net sales were generated from sales of parts and accessories.

        We sell our products through a distributor network primarily to professional snowplowers who are contracted to remove snow and ice from commercial, municipal and residential areas. Over the last 50 years, we have engendered exceptional customer loyalty for our products because of our ability to satisfy the stringent demands of our customers for a high degree of quality, reliability and service. As a result, we believe our installed base is the largest in the industry with over 500,000 snowplows and sand and salt spreaders in service. Because sales of snowplows and sand and salt spreaders are primarily driven by the need of our core end-user base to replace worn existing equipment, we believe our substantial installed base provides us with a high degree of predictable sales over any extended period of time.

        We believe we have the industry's most extensive North American distributor network, which primarily consists of over 720 truck equipment distributors who purchase directly from us and are located throughout the snowbelt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors, with an average tenure of approximately 15 years. We continually seek to grow and optimize our network by opportunistically adding high-quality, well-capitalized distributors in select geographic areas and by cross-selling our industry-leading brands within our distribution network. Beginning in 2005, we began to extend our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

        We believe we are the industry's most operationally efficient manufacturer due to our vertical integration, highly variable cost structure and intense focus on lean manufacturing. We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations. We currently manufacture our products in two facilities that we own in Milwaukee, Wisconsin and Rockland, Maine. We closed our Johnson City, Tennessee facility in August 2010. Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers during times of sudden and unpredictable snowfall events when our customers need our products immediately.

        On May 10, 2010, we completed our initial public offering ("IPO"). In connection with our IPO, we listed our common stock on the New York Stock Exchange ("NYSE") under the stock symbol "PLOW."

Our Industry

        The light truck snow and ice control equipment industry in North America consists predominantly of domestic participants that manufacture their products in North America. The annual demand for snow and ice control equipment is driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end-user. We believe actively-used snowplows are typically replaced, on average, every 7 to 8 years.

        The primary factor influencing the replacement cycle for snow and ice control equipment is the level, timing and location of snowfall. Sales of snow and ice control equipment in any given year and region are most heavily influenced by local snowfall levels in the prior snow season. Heavy snowfall during a given winter causes equipment usage to increase, resulting in greater wear and tear and shortened life cycles, thereby creating a need for replacement equipment and additional parts and accessories.

        While snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi-year periods. The following chart depicts aggregate annual and eight-year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snowbelt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2010. As the chart indicates, since 1982 aggregate snowfall levels in any given rolling eight-year period have been fairly consistent, ranging from 2,742 to 3,346 inches.

Snowfall in Snowbelt States (inches)
(for October 1 through March 31)

Note:
The 8-year rolling average snowfall is not presented prior to 1982 for purposes of the calculation due to lack of snowfall data prior to 1975. Snowfall data in this chart is not adjusted for snowfall outside of the 66 cities in the 26 states reflected.

Source: National Oceanic and Atmospheric Administration's National Weather Service.

        The demand for snow and ice control equipment can also be influenced by general economic conditions in the United States, as well as local economic conditions in the snowbelt regions in North America. In stronger economic conditions, our end-users may choose to replace or upgrade existing equipment before its useful life has ended, while in weak economic conditions, our end-users may seek to extend the useful life of equipment, thereby increasing the sales of parts and accessories. However, since snow and ice control management is a non-discretionary service necessary to ensure public safety and continued personal and commercial mobility in populated areas that receive snowfall, end-users cannot extend the useful life of snow and ice control equipment indefinitely and must replace equipment that has become too worn, unsafe or unreliable, regardless of economic conditions.

        Sales of parts and accessories for 2009 and 2010, respectively, were approximately 44.5% and 34.4% higher than average annual parts and accessories sales over the preceding ten years, which management believes is largely a result of the deferral of new equipment purchases due to the recent economic downturn. Although sales of snow and ice control units increased in 2010 as compared to 2009, management believes that absent the recent economic downturn, equipment sales in 2009 and 2010 would have been considerably higher due to the high levels of snowfall during these years, as equipment unit sales in 2009 and 2010 remained below the ten-year average, while snowfall levels in 2009 and 2010 were considerably above the ten-year average. Management believes this deferral of new equipment purchases could result in an elevated multi-year replacement cycle as the economy recovers.

        Long-term growth in the overall snow and ice control equipment market also results from geographic expansion of developed areas in the snowbelt regions of North America, as well as consumer demand for technological enhancements in snow and ice control equipment and related parts and accessories that improves efficiency and reliability. Continued construction in the snowbelt regions in North America increases the aggregate area requiring snow and ice removal, thereby growing the market for snow and ice control equipment. In addition, the development and sale of more reliable, more efficient and more sophisticated products have contributed to an approximate 2% to 4% average unit price increase in each of the past five years.

Our Competitive Strengths

        We compete solely with other North American manufacturers who do not benefit from our extensive distributor network, manufacturing efficiencies and depth and breadth of products. As the market leader in snow and ice control equipment for light trucks, we enjoy a set of competitive advantages versus smaller equipment providers, which allows us to generate robust cash flows in all snowfall environments and to support continued investment in our products, distribution capabilities and brand regardless of annual volume fluctuations. We believe these advantages are rooted in the following competitive strengths and reinforces our industry leadership over time.

        Exceptional Customer Loyalty and Brand Equity.    Our brands enjoy exceptional customer loyalty and brand equity in the snow and ice control equipment industry with both end-users and distributors, which have been developed through over 50 years of superior innovation, productivity, reliability and support, consistently delivered season after season. We believe past brand experience, rather than price, is the key factor impacting snowplow purchasing decisions.

        Broadest and Most Innovative Product Offering.    We provide the industry's broadest product offering with a full range of snowplows, sand and salt spreaders and related parts and accessories. We believe we maintain the industry's largest and most advanced in-house new product development program, historically introducing several new and redesigned products each year. Our broad product offering and commitment to new product development is essential to maintaining and growing our leading market share position as well as continuing to increase the profitability of our business.

        Extensive North American Distributor Network.    With over 720 direct distributors, we benefit from having the most extensive North American direct distributor network in the industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real-time end-user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

        Leader in Operational Efficiency.    We believe we are a leader in operational efficiency in our industry, resulting from our application of lean manufacturing principles and a highly variable cost structure. By utilizing lean principles, we are able to adjust production levels easily to meet fluctuating demand, while controlling costs in slower periods. This operational efficiency is supplemented by our highly variable cost structure, driven in part by our access to a sizable temporary workforce (comprising approximately 10-15% of our total workforce), which we can quickly adjust, as needed. These manufacturing efficiencies enable us to respond rapidly to urgent customer demand during times of sudden and unpredictable snowfalls, allowing us to provide exceptional service to our existing customer base and capture new customers from competitors that we believe cannot service their customers' needs with the same speed and reliability.

        Strong Cash Flow Generation.    We are able to generate significant cash flow as a result of relatively consistent high profitability, low capital spending requirements and predictable timing of our working capital requirements. Our cash flow results will also benefit substantially from approximately $18 million of annual tax-deductible intangible and goodwill expense over the next nine years, which has the impact of reducing our corporate taxes owed by approximately $6.7 million on an annual basis during this period, in the event we have sufficient taxable income to utilize such benefit. Our significant cash flow has allowed us to reinvest in our business, pay down long term debt, and pay substantial dividends on a pro rata basis to our stockholders.

        Experienced Management Team.    We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the snow and ice control equipment industry for light trucks. Our senior management team, consisting of four officers, has an average of approximately 20 years of weather-related industry experience and an average of over nine years with our company. James Janik, our President and Chief Executive Officer, has been with us for over 18 years and in his current role since 2000, and through his strategic vision, we have been able to expand our distributor network and grow our market leading position.

Our Business Strategy

        Our business strategy is to capitalize on our competitive strengths to maximize cash flow to pay dividends, reduce indebtedness and reinvest in our business to create stockholder value. The building blocks of our strategy are:

        Continuous Product Innovation.    We believe new product innovation is critical to maintaining and growing our market-leading position in the snow and ice control equipment industry. We will continue to focus on developing innovative solutions to increase productivity, ease of use, reliability, durability and serviceability of our products and on incorporating lean manufacturing concepts into our product development process, which has allowed us to reduce the overall cost of development and, more importantly, to reduce our time-to-market by nearly one-half.

        Distributor Network Optimization.    We will continually seek opportunities to continue to expand our extensive distribution network by adding high-quality, well-capitalized distributors in select geographic areas and by cross-selling our industry-leading brands within our distribution network to ensure we maximize our ability to generate revenue while protecting our industry leading reputation, customer loyalty and brands. We will also focus on optimizing this network by providing in-depth training, valuable distributor support and attractive promotional and incentive opportunities. As a result of these efforts, we believe a majority of our distributors choose to sell our products exclusively. We believe this sizable high quality network is unique in the industry, providing us with valuable insight into purchasing trends and customer preferences, and would be very difficult to replicate.

        Aggressive Asset Management and Profit Focus.    We will continue to aggressively manage our assets in order to maximize our cash flow generation despite seasonal and annual variability in snowfall levels. We believe our ability is unique in our industry and enables us to achieve attractive margins in all snowfall environments. Key elements of our asset management and profit focus strategies include:

  •
  employment of a highly variable cost structure, which allows us to quickly adjust costs in response to real-time changes in demand;

  •
  use of enterprise-wide lean principles, which allow us to easily adjust production levels up or down to meet demand;

  •
  implementation of a pre-season order program, which incentivizes distributors to place orders prior to the retail selling season and thereby enables us to more efficiently utilize our assets; and

  •
  development of a vertically integrated business model, which we believe provides us cost advantages over our competition.

        Additionally, although modest, our capital expenditure requirements and operating expenses can be temporarily reduced in response to anticipated or actual lower sales in a particular year to maximize cash flow.

        Flexible, Lean Enterprise Platform.    We will continue to utilize lean principles to maximize the flexibility, efficiency and productivity of our manufacturing operations while reducing the associated costs, enabling us to increase distributor and end-user satisfaction. For example, in an environment where shorter lead times and near-perfect order fulfillment are important to our distributors, we believe our lean processes have helped us to improve our shipping performance and build a reputation for providing industry leading shipping performance. In 2010, we fulfilled 96.1% of our orders on or before the requested ship date, without error in content, packaging or delivery, as compared to 98.2% in 2009 and 81.5% in 2008. In January 2009, we opened a sourcing office in China, which we expect to become our central focus for specific component purchases and provide a majority of our procurement cost savings in the future.

Our Growth Opportunities

        Increase Our Industry Leading Market Share.    We plan to leverage our industry leading position, distribution network and new product innovation capabilities to capture market share in the North American snow and ice control equipment market, focusing our primary efforts on increasing penetration in those North American markets where we believe our overall market share is less than 50%. We also plan to continue growing our presence in the snow and ice control equipment market outside of North America, particularly in Asia and Europe, which we believe could provide significant growth opportunities in the future.

        Opportunistically Seek New Products and New Markets.    We will consider external growth opportunities within the snow and ice control industry and other equipment or component markets. We plan to continue to evaluate acquisition opportunities within our industry that can help us expand our distribution reach, enhance our technology and as a consequence improve the breadth and depth of our product lines. We also consider diversification opportunities in adjacent markets that complement our business model and could offer us the ability to leverage our core competencies to create stockholder value.

Employees

        As of December 31, 2010, we employed approximately 450 employees on a full-time basis. None of our employees are represented by a union and we are not party to any collective bargaining agreements.

Other Information

        We were formed as a Delaware corporation in 2004. We maintain a website with the address www.douglasdynamics.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. We make available free of charge (other than an investor's own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC").

Item 1A.    Risk Factors

Our results of operations depend primarily on the level, timing and location of snowfall. As a result, a decline in snowfall levels in multiple regions for an extended time could cause our results of operations to decline and adversely affect our ability to pay dividends.

        As a manufacturer of snow and ice control equipment for light trucks, and related parts and accessories, our sales depend primarily on the level, timing and location of snowfall in the regions in which we offer our products. A low level or lack of snowfall in any given year in any of the snowbelt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada) will likely cause sales of our products to decline in such year as well as the subsequent year, which in turn may adversely affect our results of operations and ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year-to-Year Variability." A sustained period of reduced snowfall events in one or more of the geographic regions in which we offer our products could cause our results of operations to decline and adversely affect our ability to pay dividends.

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

        Steel is a significant raw material used to manufacture our products. During 2008, 2009 and 2010, our steel purchases were approximately 15%, 18% and 13% of our revenue, respectively. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Steel prices are volatile and may increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions remain weak and our distributors and end-users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

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

        We believe that our future success depends, in part, on our ability to develop on a timely basis new technologically advanced products or improve upon our existing products in innovative ways that meet or exceed our competitors' product offerings. Continuous product innovation ensures that our consumers have access to the latest products and features when they consider buying snow and ice control equipment. Maintaining our market position will require us to continue to invest in research and development and sales and marketing. Product development requires significant financial, technological and other resources. We may be unsuccessful in making the technological advances necessary to develop new products or improve our existing products to maintain our market position. Industry standards, end-user expectations or other products may emerge that could render one or more of our products less desirable or obsolete. If any of these events occur, it could cause decreases in sales, a failure to realize premium pricing and an adverse effect on our business and financial condition.

We face competition from other companies in our industry, and if we are unable to compete effectively with these companies, it could have an adverse effect on our sales and profitability. Price competition among our distributors could negatively affect our market share.

        We primarily compete with regional manufacturers of snow and ice control equipment for light trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that after us, the next largest competitors in the market for snow and ice control equipment for light trucks are BOSS and Meyer, respectively, and accordingly represent our primary competitors for market share.

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

        While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. While in the current period the amount expended was insignificant, we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non-compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

        Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Due to the recent significant financial market downturn, the funded status of our pension plans has declined. As of December 31, 2010, our pension plans were underfunded by approximately $10.8 million. In 2010, contributions to our defined benefit pension plans were approximately $0.9 million. If plan assets continue to perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that continued losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

The statements regarding our industry, market positions and market share in this filing are based on our management's estimates and assumptions. While we believe such statements are reasonable, such statements have not been independently verified.

        Information contained in this Annual Report on Form 10-K concerning the snow and ice control equipment industry for light trucks, our general expectations concerning this industry and our market positions and other market share data regarding the industry are based on estimates our management prepared using end-user surveys, anecdotal data from our distributors and distributors that carry our competitors' products, our results of operations and management's past experience, and on assumptions made, based on our management's knowledge of this industry, all of which we believe to be reasonable. These estimates and assumptions are inherently subject to uncertainties, especially given the year-to-year variability of snowfall and the difficulty of obtaining precise information about our competitors, and may prove to be inaccurate. In addition, we have not independently verified the information from any third-party source and thus cannot guarantee its accuracy or completeness, although management also believes such information to be reasonable. Our actual operating results may vary significantly if our estimates and outlook concerning the industry, snowfall patterns, our market positions or our market shares turn out to be incorrect.

We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

        The manufacture, sale and usage of our products expose us to a risk of product liability claims. If our products are defective or used incorrectly by our end-users, injury may result, giving rise to product liability claims against us. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business and financial condition could suffer. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management's attention from other matters and may have a negative impact on our business and operating results. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure or other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Any of these issues could also result in loss of market share, reduced sales, and higher warranty expense.

We are heavily dependent on our Chief Executive Officer and management team.

        Our continued success depends on the retention, recruitment and continued contributions of key management, finance, sale and marketing personnel, some of whom could be difficult to replace. Our success is largely dependent upon our senior management team, led by our Chief Executive Officer and other key managers. The loss of any one or more of such persons could have an adverse effect on our business and financial condition.

Our indebtedness could adversely affect our operations, including our ability to perform our obligations and pay dividends.

        As of December 31, 2010, we had approximately $121 million of senior secured indebtedness and $60 million of borrowing availability under our revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

        Our indebtedness could have important consequences, including the following:

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

  •
  Covenants relating to our indebtedness may restrict our ability to make distributions to our stockholders;

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

  •
  alter the business that we conduct.

        Our revolving credit facility also includes limitations on capital expenditures and requires us to maintain at least $6 million of borrowing availability. Failure to maintain such availability would constitute a "liquidity event" under our revolving credit facility, and as a result we would be required to comply with a fixed charge coverage ratio test. In addition, if such a liquidity event (or an event of default) occurs and is continuing, subject to certain limited cure rights, all proceeds of our accounts receivable and other collateral will be applied to reduce obligations under our revolving credit facility, jeopardizing our ability to meet other obligations. Our ability to comply with the covenants contained in our senior credit facilities or in the agreements governing our future indebtedness, and our ability to avoid liquidity events, may be affected by events, or our future performance, which are subject to factors beyond our control, including prevailing economic, financial, industry and weather conditions, such as the level, timing and location of snowfall and general economic conditions in the snowbelt regions of North America. A failure to comply with these covenants could result in a default under our senior credit facilities, which could prevent us from paying dividends, borrowing additional amounts and using proceeds of our inventory and accounts receivable, and also permit the lenders to accelerate the payment of such debt. If any of our debt is accelerated or if a liquidity event (or event of default) occurs that results in collateral proceeds being applied to reduce such debt, we may not have sufficient funds available to repay such debt and our other obligations, in which case, our business could be halted and such lenders could proceed against any collateral securing that debt. Further, if the lenders accelerate the payment of the indebtedness under our senior credit facilities, our assets may not be sufficient to repay in full the indebtedness under our senior credit facilities and our other indebtedness, if any. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs to pursue available business opportunities or react to changes in our business and the industry in which we operate.

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

        As of December 31, 2010, our principal stockholders had the right to vote or direct the vote of approximately 46% of our voting power. In light of their voting power, our principal stockholders will for the foreseeable future be able to influence the election and removal of our directors and influence our corporate and management policies, including virtually all matters requiring stockholder approval, such as potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company. We cannot assure you that the interests of our principal stockholders will coincide with the interests of our other holders of common stock.

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

  •
  the ability of our stockholders to remove our directors is limited to cause and only by the vote of at least 662/3% of the outstanding shares of our common stock;

  •
  the prohibition on our stockholders from acting by written consent and calling special meetings;

  •
  the requirement that our stockholders provide advance notice when nominating our directors or proposing business to be considered by the stockholders at an annual meeting of stockholders; and

  •
  the requirement that our stockholders must obtain a 662/3% vote to amend or repeal certain provisions of our certificate of incorporation.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, beginning with our Annual Report on Form 10-K for the year ending December 31, 2011, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot timely and favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal control over financial reporting, investor confidence and our stock price could decline.

Our dividend policy may limit our ability to pursue growth opportunities.

        If we continue to pay dividends at the current level under our dividend policy, we may not retain a sufficient amount of cash to finance growth opportunities, meet any large unanticipated liquidity requirements or fund our operations in the event of a significant business downturn. In addition, because a significant portion of cash available will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, including through acquisitions, increased capital spending or other increases of our expenditures, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at all, or at an acceptable cost. If we are unable to take timely advantage of growth opportunities, our future financial condition and competitive position may be harmed, which in turn may adversely affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We are headquartered in Milwaukee, WI and currently have manufacturing facilities in Milwaukee, WI, and Rockland, ME. We closed our Johnson City, TN facility in August 2010, and are currently holding it for sale. In January 2009, we opened a sourcing office in China. We operate as a single segment.

Item 3.    Legal Proceedings

        In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental-related claims or legal matters.

Item 4.    (Removed and Reserved)

Executive Officers of the Registrant

        Our executive officers as of December 31, 2010 were as follows:

Name	Age	Position
James Janik	54	President and Chief Executive Officer; Director
Robert McCormick	50	Vice President, Chief Financial Officer, Treasurer and Secretary
Mark Adamson	52	Vice President, Sales and Marketing
Keith Hagelin	50	Vice President, Operations

        James Janik has been serving as our President and Chief Executive Officer since 2000 and as a director since 2004. Mr. Janik was General Manager of our Western Products division from 1994 to 2000 and Vice President of Marketing and Sales from 1998 to 2000. Prior to joining us, Mr. Janik was the Vice President of Marketing and Sales of Sunlite Plastics Inc., a custom extruder of thermoplastic materials, for two years. During the 11 prior years, Mr. Janik held a number of key marketing, sales and production management positions for John Deere Company.

        Robert McCormick has been serving as our Vice President, Chief Financial Officer and Treasurer since September 2004 and as our Secretary since May 2005. Mr. McCormick served as our Assistant Secretary from September 2004 to May 2005. Prior to joining us, Mr. McCormick served as President and Chief Executive Officer of Xymox Technology Inc. from 2001 to 2004. Prior to that, Mr. McCormick served in various capacities in the Newell Rubbermaid Corporation, including President from 2000 to 2001 and Vice President Group Controller from 1997 to 2000. While Mr. McCormick served as President, he was responsible for Newell's Mirro / Wearever Cookware, and as Vice President Group Controller, he was responsible for worldwide strategic and financial responsibilities for 12 company divisions with sales of over two billion dollars.

        Mark Adamson has been serving as our Vice President, Sales and Marketing since 2007. Prior to joining us, Mr. Adamson held numerous senior level management positions with industry leaders in the grounds care industry, including John Deere Company from 1980 to 2002 and Gehl Corporation from 2002 to 2007. From 2003 to 2005, he was the Manager, Regional Sales & Distribution of Gehl Company, directing the sales and marketing activities of certain sales field managers in the northeastern United States responsible for Gehl product sales and rental., and from 2005 to 2007, he was the Director, Training and Customer Support, where he directed the aftermarket and training activities of five departments and thirty-two individuals responsible for Gehl and Mustang products worldwide. From 1980 to 2002, Mr. Adamson held several senior level management positions with John Deere Company.

        Keith Hagelin has been serving as our Vice President, Operations since 2009, having previously spent twelve years in progressive roles with us, including Plant Manager and General Manager—Rockland and most recently Vice President of Manufacturing from 2007 to 2009. Prior to joining Douglas, Mr. Hagelin spent 13 years at Raytheon Corporation in various manufacturing, production and new product development roles.

        Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed, and principally traded, on the NYSE. The Company's symbol for its common stock is "PLOW." The following table sets forth the range of high and low per share sales prices of the Company's common stock and per share dividends for the periods indicated. As the company was not listed until it listed its common stock in the second quarter 2010 in connection with the IPO, no market price data is available for the first quarter of 2010 or any periods of 2009.

	2010
	Price Range
	High	Low	Dividends
Fourth Quarter	$16.84	$11.97	$0.20
Third Quarter	13.00	10.20	0.18
Second Quarter	12.54	10.93	—
First Quarter	—	—	—

        At March 8, 2011, there were 33 record holders of our Common Stock.

        In accordance with the Company's dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. The first quarterly dividend to common shareholders subsequent to IPO was made in the third quarter of 2010 for $0.1825 per share paid on September 30, 2010. Additionally, the Company paid a $0.20 per share quarterly dividend on December 31, 2010.

        The Company's credit agreement includes a number of covenants that require the Company to meet several distribution conditions in order for the Company to be able to pay a dividend. Additionally, the Company's credit agreement provides distribution limitations which could limit the amount the Company can distribute. Distribution conditions include the Company maintaining positive net assets, maintaining a "leverage ratio", as defined by the credit agreement, less than 6.0:1.0 and maintain borrowing availability over $12.0 million. Distribution limitations apply if the Company's adjusted EBITDA, as defined by the credit agreement were to fall below $40.0 million.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2010.

Equity Compensation Plan Information

PLAN CATEGORY	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:(1)
2010 Stock Incentive Plan	—	—	1,843,566
2004 Stock Incentive Plan	356,613	$4.21	—
Equity compensation plans not approved by security holders	—	—	—

Total	356,613	$4.21	1,843,566

(1)
Includes the Company's 2010 Stock Incentive Plan and 2004 Stock Incentive Plan, both of which were approved by our stockholders prior to our IPO.

        The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

        The graph set forth below compares the cumulative total stockholder return on our common stock between May 11, 2010 (the date of our initial public offering, or IPO) and December 31, 2010, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on May 11, 2010 in our common stock at our IPO offering price of

$11.25 per share, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

        We did not sell any equity securities during 2010, in offerings that were not registered under the Securities Act of 1933.

        We did not make any purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2010.

Item 6.    Selected Consolidated Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2008, 2009 and 2010 and for the three years in the period ended December 31, 2010 are derived from our audited consolidated financial statements included at Item 8.

        The selected historical consolidated financial data for the years ended December 31, 2006 and 2007 are derived from our historical financial statements not included in this Annual Report on Form 10-K.

        The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$12,441	$35,519	$53,552	$69,073	$20,149
Total current assets	70,367	91,491	115,414	133,534	88,972
Total assets	365,168	375,649	391,264	404,619	348,043
Total current liabilities	18,089	19,013	23,858	25,187	15,976
Total debt	227,608	234,363	233,513	232,663	121,154
Total liabilities	271,447	283,705	293,203	296,395	178,550
Total redeemable stock and stockholders' equity	93,721	91,944	98,061	108,224	169,493

	For the year ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Total sales	$145,779	$140,065	$180,108	$174,342	$176,795
Gross profit	45,232	42,816	62,197	57,078	60,301
Income from operations	20,459	20,636	35,636	29,439	21,408
Income tax expense (benefit)	443	(749)	6,793	3,986	872
Net income (loss)	197	(1,057)	11,471	9,843	1,662
Net income (loss) per basic share, as adjusted(1)	$0.02	$(0.07)	$0.79	$0.68	$0.09
Net income (loss) per diluted share, as adjusted(1)	$0.02	$(0.07)	$0.77	$0.67	$0.09

	For the year ended December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Other Data
Adjusted EBITDA	$32,564	$32,745	$47,742	$45,180	$47,345
Capital expenditures(2)	$3,449	$1,049	$3,160	$8,200	$3,009

(1)
Represents net income (loss) per share after giving effect to a 23.75-for-one stock split of our common stock that occurred in conjunction with the initial public offering.

(2)
Capital expenditures for the year ended December 31, 2009 include $5 million related to the investments in our Milwaukee, Wisconsin and Rockland, Maine manufacturing facilities to support the closure of our Johnson City, Tennessee manufacturing facility.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2008, 2009 and 2010 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K.

Results of Operations

Overview

        In assessing our results of operations in a given period, one of the primary factors we consider is the level of snowfall experienced within the prior snow season. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to "average snowfall" levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snowbelt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2010. During this period, snowfall averaged 3,002 inches, with the low in such period being 2,094 inches and the high being 4,502 inches.

        During the six month snow seasons ending March 31, 2008, 2009 and 2010, we experienced above average snowfall (approximately 22%, 22% and 20% above average during six months ending March 31, 2008, 2009 and 2010 snow seasons, respectively). Despite above average snowfalls during these periods, we believe that the economic downturn resulted in lower sales of snowplows and sand and salt spreaders, but increased sales of our parts and accessories as a percentage of total net sales during the years ended December 31, 2008, 2009 and 2010 as compared to prior periods. We experienced lower equipment and higher parts and accessories sales as weakened economic conditions tend to cause our end-users to delay purchase of replacement snow and ice control equipment and instead repair their existing equipment.

        Sales of parts and accessories for 2010 and 2009 were $25.0 million and $26.9 million, respectively, or approximately 34.4% and 44.5% higher than average annual parts and accessories sales over the preceding ten years (from 2001 to 2007, sales of parts and accessories ranged from approximately $9 million to $19 million per year, with an average of approximately $15 million). Management believes the increased sales of parts and accessories are largely a result of the deferral of new equipment purchases due to the severe economic downturn from 2008 to 2010, as many end-users chose to extend the life of their existing equipment beyond the typical replacement cycle. As sales of snow and ice control units decreased by 6.0% and 7.2% in 2010 and 2009, respectively, as compared to 2008, management believes that absent the recent economic downturn, equipment sales in 2010 and 2009 would have been considerably higher due to the high levels of snowfall during the year. Equipment unit sales in 2010 remained 12% below the immediately preceding ten-year average, despite the fact that snowfall levels were approximately 13% above the immediately preceding ten-year average (excluding units sold by Blizzard Corporation prior to its acquisition by us in November 2005). Equipment unit sales in 2009 remained 14% below the immediately preceding ten-year average, despite the fact that snowfall levels in 2008 were approximately 19% above the immediately preceding ten-year average (excluding units sold by Blizzard Corporation prior to its acquisition by us in November 2005). Management believes this deferral of new equipment purchases could result in an elevated multi-year replacement cycle as the economy recovers.

        The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the periods indicated. During the years ended December 31, 2008, 2009 and 2010, we sold 47,911, 44,444 and 45,054 units of snow and ice control equipment, respectively.

	Year Ended December 31,
	2008	2009	2010
Equipment	84%	85%	86%
Parts and accessories	16%	15%	14%

        The following table sets forth, for the periods presented, the consolidated statements of operations of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated statements of operations data for the years ended December 31, 2008, 2009 and 2010 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
	2008	2009	2010
	(in thousands)
Net sales	$180,108	$174,342	$176,795
Cost of sales	117,911	117,264	116,494

Gross profit	62,197	57,078	60,301
Selling, general, and administrative expense	19,032	20,085	26,509
Intangibles amortization	6,160	6,161	6,001
Management fees-related party	1,369	1,393	6,383

Income from operations	35,636	29,439	21,408
Interest expense, net	(17,299)	(15,520)	(10,943)
Loss on extinguishment of debt	—	—	(7,967)
Other income (expense), net	(73)	(90)	36

Income before taxes	18,264	13,829	2,534
Income tax expense	6,793	3,986	872

Net income	$11,471	$9,843	$1,662

        The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of operations data, relative to net sales:

	For the year ended December 31,
	2008	2009	2010
	(in thousands)
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.5%	67.3%	65.9%

Gross profit	34.5%	32.7%	34.1%
Selling, general, and administrative expense	10.6%	11.5%	15.0%
Intangibles amortization	3.4%	3.5%	3.4%
Management fees-related party	0.8%	0.8%	3.6%

Income from operations	19.8%	16.9%	12.1%
Interest expense, net	(9.7)%	(8.9)%	(6.2)%
Loss on extinguishment of debt	0.0%	0.0%	(4.5)%
Other income (expense), net	0.0%	(0.1)%	0.0%

Income before taxes	10.1%	7.9%	1.4%
Income tax expense	3.7%	2.3%	0.5%

Net income	6.4%	5.6%	0.9%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net Sales.    Net sales were $176.8 million for the year ended December 31, 2010 compared to $174.3 million in 2009, an increase of $2.5 million, or 1.4%. This increase was primarily driven by a $4.3 million increase in sales of snow and ice control equipment, slightly offset by a $1.9 million decrease in parts and accessories sales. The increase in sales of snow and ice control equipment for the year ended December 31, 2010 was attributable to (1) an increase in sales volume of snow and ice control equipment of $2.1 million, or 1.4%, as compared to the prior year and (2) price increases that we implemented in the second quarter of 2010 and that extended throughout 2010. The 1.4% increase in sales volume was largely a result of strengthening economic conditions towards the end of 2010 which we believe led to lower parts and accessories sales compared to 2009. However, compared to a ten year historical average, parts and accessories sales are still higher than average, while equipment sales are lower than average, as many end-users continue to repair their existing snow and ice control equipment instead of purchasing new equipment. Net sales of parts and accessories declined in the year ended December 31, 2010 from the year ended December 31, 2009 by 7.0%, from $26.9 million to $25.0 million. Notwithstanding this decline, net sales of parts and accessories remained comparatively high in 2010, exceeding the preceding ten-year average by approximately 34.4%. As discussed above, the comparatively strong sales of parts and accessories was due in large part to the continued downturn in general economic conditions and local economic conditions in the snowbelt regions, which we believe led many of our end-users to repair their existing snow and ice control equipment instead of purchasing new equipment.

        Cost of Sales.    Cost of sales was $116.5 million for the year ended December 31, 2010 compared to $117.3 million in 2009, a decrease of $0.8 million, or 0.7%. This decrease was driven primarily by reduced costs due to material cost savings as steel costs were lower in 2010 as compared to 2009. Steel purchases were approximately 15% and 18% of our sales revenue for the years ending December 31, 2010 and 2009, respectively. Lower steel costs were slightly offset by increases in snow and ice control equipment unit volume as discussed above. Costs of sales as a percentage of net sales decreased from 67.3% for the year ended December 31, 2009 to 65.9% for the year ended December 31, 2010 as a result of the material cost savings as discussed above. As a percentage of cost of sales, fixed and variable costs were approximately 19% and 81%, respectively, for the year ended December 31, 2010 versus approximately 17% and 83%, respectively for the year ended December 31, 2009.

        Gross Profit.    Gross profit was $60.3 million for the year ended December 31, 2010 compared to $57.1 million in 2009, an increase of $3.2 million, or 5.6%, due to the increase in net sales described above under "—Net Sales" And the reduction in material costs as described under "—Cost of Sales." As a percentage of net sales, gross profit increased from 32.7% for the year ended December 31, 2009 to 34.1% for the corresponding period in 2010, as a result of the factors discussed above under "—Net Sales" and "—Cost of Sales."

        Selling, General and Administrative Expense.    Selling, general and administrative expenses, including intangibles amortization and management fees, were $38.9 million for the year ended December 31, 2010 compared to $27.6 million for the year ended December 31, 2009, an increase of $11.3 million, or 40.9%, driven by non-recurring expenses incurred at the time of the IPO. The non-recurring charges associated with the IPO totaled $8.5 million, and were comprised of the buyout of the management services agreement at $5.8 million, compensation expense associated with net exercises of stock options totaling $1.7 million and the expense and payment of cash bonuses under our liquidity bonus plan of $1.0 million. Additionally, there was non-recurring compensation expense associated with net exercises of stock options subsequent to the IPO totaling $1.2 million. We also spent $1.3 million more in 2010 defending our patents compared to 2009. Finally, the closure costs associated with the Johnson City facility increased $0.4 million compared to the prior year. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization and management fees, increased from 15.8% for the year ended December 31, 2009 to 22.0% for the corresponding period in 2010 due to the non-recurring charges discussed above.

        Interest Expense.    Interest expense was $10.9 million for the year ended December 31, 2010 compared to $15.5 million in the corresponding period in 2009, a decrease of $4.6 million. This decrease was due to less interest expense as a result of the redemption of our 7 3/4% Senior Notes due 2012 ("Senior Notes") with proceeds from the IPO, additional borrowings under our senior credit facilities and cash on hand

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt totaling $8.0 million for the year ended December 31, 2010 was entirely driven by costs associated with the amendment of our senior credit facilities and the redemption of the Senior Notes, including both the call premium on the redemption of our Senior Notes, and the write-off of unamortized deferred financing costs relating to the redemption of our Senior Notes and the amendment of our senior credit facilities.

        Income Taxes.    Our effective combined federal and state tax rate for 2010 was 34.4% compared to 28.8% for 2009. The effective tax rate for the year ended December 31, 2010 is higher than 2009 due to an increase in the valuation allowance for state net operating losses ("NOLs") related to the closure of the Johnson City, Tennessee facility. Additionally, the 2009 effective rate was lower due to the release of a valuation allowance for Wisconsin NOLs in the first quarter of 2009 due to a tax law change in the state of Wisconsin resulting in the ability to utilize the NOLs in future periods.

        Net Income.    Net income for the year ended December 31, 2010 was $1.7 million compared to net income of $9.8 million for the corresponding period in 2009, a decrease of $8.1 million, or 82.7%. This decrease was driven by the factors described above, and primarily by the non-recurring charges associated with the IPO.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net Sales.    Net sales were $174.3 million for the year ended December 31, 2009 compared to $180.1 million in 2008, a decrease of $5.8 million, or 3.2%. This decline was primarily driven by a

$4 million decrease in sales of snow and ice control equipment. The decline in sales of snow and ice control equipment for the year ended December 31, 2009 was attributable to a decrease in sales volume of $24.4 million, or 13.5%, as compared to the prior year, offset by (1) price increases that we implemented beginning in the fourth quarter of 2008 and that extended throughout 2009 to cover steel cost inflation, which resulted in an $11.8 million increase to net sales as compared to the prior year and (2) the successful introduction of a new half-ton plow in June 2009, which together with other new product introductions in the last five years resulted in an $8.6 million increase to net sales as compared to the prior year. The 13.5% decrease in sales volume was largely a result of weak economic conditions that persisted throughout 2009 and which we believe led many end-users to repair their existing snow and ice control equipment instead of purchasing new equipment. Further, our net sales for the year ended December 31, 2008 were higher than in 2009 as a heavy snowfall in December 2007 caused our order flow to be unusually high toward the end of December 2007, resulting in a backlog at the start of 2008 and the shipment of an above-average number of units in the first quarter of 2008. Net sales of parts and accessories also declined in the year ended December 31, 2009 from the year ended December 31, 2008 by 6.3% from $28.7 million to $26.9 million. Notwithstanding this decline, net sales of parts and accessories remained comparatively high in 2009, exceeding the preceding ten-year average by approximately 58.3%. As discussed above, the comparatively strong sales of parts and accessories was due in large part to the downturn in general economic conditions and local economic conditions in the snowbelt regions, which we believe led many of our end-users to repair their existing snow and ice control equipment instead of purchasing new equipment.

        Cost of Sales.    Cost of sales were $117.3 million for the year ended December 31, 2009 compared to $117.9 million in 2008, a decrease of $0.6 million, or 0.5%. This decrease was driven primarily by reduced costs caused by the decrease in unit sales of snow and ice control equipment, as discussed above. Costs of sales as a percentage of net sales, however, increased from 65.5% for the year ended December 31, 2008 to 67.3% for the year ended December 31, 2009 as a result of the decline in net sales for the year ended December 31, 2009, the increased cost of steel and the implementation of price increases to cover the increased cost of steel (because these price increases increased both our net sales and our cost of sales). As a percentage of cost of sales, fixed and variable costs were approximately 17% and 83% respectively for the year ended December 31, 2009 versus approximately 16% and 84% for the year ended December 31, 2008.

        Gross Profit.    Gross profit was $57.1 million for the year ended December 31, 2009 compared to $62.2 million in 2008, a decrease of $5.1 million, or 8.2%, due primarily to the decline in net sales described above under "—Net Sales." As a percentage of net sales, gross profit decreased from 34.5% for the year ended December 31, 2008 to 32.7% for the corresponding period in 2009, as a result of the factors discussed above under "—Net Sales" and "—Cost of Sales."

        Selling, General and Administrative Expense.    Selling, general and administrative expenses were $27.6 million for the year ended December 31, 2009 compared to $26.6 million for the year ended December 31, 2008, an increase of $1.1 million, or 4% driven by the restructuring charges of $1.1 million related to the Johnson City closure. As a percentage of net sales, selling, general and administrative expenses increased from 14.7% for the year ended December 31, 2008 to 15.9% for the corresponding period in 2009 due to the decline in net sales discussed above.

        Interest Expense.    Interest expense was $15.5 million for the year ended December 31, 2009 compared to $17.3 million in the corresponding period in 2008, a decrease of $1.8 million. This decrease was due to reduced interest expense of $2.3 million due to lower interest rates on our term loan partially offset by $0.5 million of reduced interest income due to lower interest rates on short term cash investments.

        Income Taxes.    Our effective combined federal and state tax rate for 2009 was 28.8% compared to 37.2% for 2008. The effective tax rate for the year ended December 31, 2009 was lower than 2008 due to the release of a valuation allowance for Wisconsin NOLs in the first quarter of 2009 due to a tax law change in the state of Wisconsin resulting in the ability to utilize the NOLs in future periods.

        Net Income.    Net income for the year ended December 31, 2009 was $9.8 million compared to net income of $11.5 million for the corresponding period in 2008, a decrease of $1.6 million, or 14.2%. This decrease was driven by the factors described above, and primarily by the lower level of unit sales of snow and ice control equipment for the year ended December 31, 2009 compared to the corresponding period in 2008. As a percentage of net sales, net income was 5.6% for the year ended December 31, 2009 compared to 6.4% for the year ended December 31, 2008.

Non-GAAP Financial Measures

        This Annual Report on Form 10-K contains financial information calculated other than in accordance with U.S. generally accepted accounting principles ("GAAP").

        These non-GAAP measures include:

  •
  Adjusted net income; and

  •
  Adjusted EBITDA.

        These non-GAAP disclosures should not be construed as an alternative to the reported results determined in accordance with GAAP.

        Adjusted net income represents net income as determined under GAAP, excluding non-recurring expenses incurred at the time of our IPO, namely the buyout of our management services agreement, the loss on extinguishment of debt, stock based compensation expense associated with the net exercise of stock options and the payment of cash bonuses under our liquidity bonus plan. We believe that the presentation of Adjusted net income for the year ended December 31, 2010 provides useful information to investors by facilitating comparisons to our historical performance due to the non-recurring expenses incurred at the time of our IPO in May 2010.

        The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted net income for the year ending December 31, 2010. There were no such adjustments during the year ended December 31, 2009.

Year Ended
(in millions)	December 31, 2010
Net Income—(GAAP)	$1.7
Addback non-recurring expenses, net of tax at 38.0%, incurred at the time of the IPO:
—Buyout of the Management Services Agreement	3.6
—Loss on extinguishment of debt	4.9
—Liquidity bonus payment	0.6
—Non-recurring stock based compensation expense	1.9

Adjusted Net Income—(non-GAAP)	$12.7

        Adjusted EBITDA is presented in evaluating the operating performance of the Company because it provides management and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations . In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and depletion, and amortization and accretion, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of "Consolidated Adjusted EBITDA" that is substantially similar to Adjusted EBITDA.

        Adjusted EBITDA for the year ended December 31, 2010 was $47.3 million compared to $45.2 million in the corresponding period in 2009, an increase of $2.1 million, or 4.6%. As a percentage of net sales, Adjusted EBITDA increased from 25.9% for the year ended December 31, 2009 to 26.8% for the year ended December 31, 2010. Adjusted EBITDA for the year ended December 31, 2009 was $45.2 million compared to Adjusted EBITDA of $47.7 million for the year ended December 31, 2008, a decrease of $2.5 million, or 5.2%. As a percentage of net sales, Adjusted EBITDA decreased from 26.5% in 2008 to 25.9% in 2009. In addition to the specific changes resulting from the exceptions, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under "—Results of Operations."

        The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Net income (loss)	$197	$(1,057)	$11,471	$9,843	$1,662
Interest expense—net	20,095	19,622	17,299	15,520	10,943
Income taxes	443	(749)	6,793	3,986	872
Depreciation expense	4,284	4,632	4,650	5,797	5,704
Amortization	6,166	6,164	6,160	6,161	6,001

EBITDA	31,185	28,612	46,373	41,307	25,182
Management fees	1,379	1,400	1,369	1,393	6,383
Stock based compensation	—	—	—	732	4,029
Loss on extinguishment of debt	—	2,733	—	—	7,967
Management Liquidity Bonus	—	—	—	—	1,003
Other non-recurring charges(1)	—	—	—	1,748	2,781

Adjusted EBITDA	$32,564	$32,745	$47,742	$45,180	$47,345

(1)
Reflects severance and one-time, non-recurring expenses for costs related to the closure of our Johnson City facility of $1,435 and $1,054 for years ended December 31, 2010 and 2009, respectively, $2,013 and $694 of unrelated legal fees for the years ended December 31, 2010 and 2009 respectively, and $667 gain on other post employment benefit plan curtailment related to the Johnson City plant closure for the year ended December 31, 2010.

Discussion of Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.

        The most significant accounting estimates inherent in the preparation of our financial statements include estimates used in the determination of liabilities related to pension obligations, recovery of accounts receivable, impairment assessment of goodwill and other indefinite-lived intangible assets, as well as estimates used in the determination of the lower of cost or market value of inventory and liabilities related to taxation and product warranty.

        We believe the following are the critical accounting policies that affect our financial condition and results of operations.

Defined Benefit Pension Obligation

        As discussed in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the pension benefit obligation and related pension expense or income of our pension plans are calculated in accordance with Accounting Standards Codification ("ASC") 715-30, Defined Benefit Plans-Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for 2010 used a discount rate of 6.0% and an expected long-term rate of return on plan assets of 8.0%. Our discount rate reflects the expected future cash flow based upon our funding valuation assumptions and participant data at the beginning of the plan year. The expected future cash flow was discounted by the Principal Financial Group's yield curve for the month preceding the 2010 year end.

        In estimating the expected return on plan assets, we analyze historical and expected returns for multiple asset classes. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was then developed based upon those overall rates and the target asset allocation of the plan. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant. The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by our employees service adjusted for future wage increases. At December 31, 2010, our pension obligation funded status was $10.8 million underfunded.

        Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. We contributed approximately $0.9 million to our pension plans in 2010. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed description of our pension plans.

Revenue Recognition and Allowance for Doubtful Accounts

        We recognize revenues upon shipment to the customer, which is when title passes and all of the following conditions are satisfied: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectability is reasonably assured; and (4) the product has been shipped and we have no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.

        We offer a variety of discounts and sales incentives to our distributors. The estimated liability for sales discounts and allowances is recorded at the time of sale as a reduction of net sales. The liability is estimated based on the costs of the program, the planned duration of the program and historical experience.

        We carry our accounts receivable at their face amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on a combination of specific distributor circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. We take a security interest in the inventory as collateral for the receivable but often do not have a priority security interest. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our allowance for doubtful accounts.

Impairment of Long-Lived Assets

        Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Our management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. We determined that no long-lived assets were impaired as of December 31, 2010, 2009 and 2008.

Goodwill and Other Intangible Assets

        We perform an annual impairment test for goodwill and trade names and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting unit. We have determined we have one reporting unit, and all significant decisions are made on a companywide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using a market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

        The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess of the fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2010, 2009 and 2008 resulted in no adjustment to the carrying value of our indefinite-lived intangibles.

        Our goodwill and trade name balances could be impaired in future periods. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

  •
  a prolonged global economic crisis;

  •
  a significant decrease in the demand for our products;

  •
  the inability to develop new and enhanced products and services in a timely manner;

  •
  a significant adverse change in legal factors or in the business climate;

  •
  an adverse action or assessment by a regulator; and

  •
  successful efforts by our competitors to gain market share in our markets.

Inventory Valuation

        Inventories are stated at the lower of cost or market. Market is determined on the basis of estimated realizable values. Cost is determined using the first-in, first-out basis. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts.

Income Taxes

        Our estimate of income taxes payable, deferred income taxes and the effective tax rate is based on an analysis of many factors including interpretations of federal and state income tax laws, the difference between tax and financial reporting bases and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known.

        We have generated significant deferred tax assets as a result of goodwill and intangible asset book versus tax differences as well as net operating loss carryforwards. In assessing the ability to realize these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As a result of this analysis, we have recorded a valuation allowance against certain of these deferred tax assets.

        Accruals for tax contingencies, if any, are provided for in accordance with the requirements of ASC 740—Income Taxes. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our accounting for income taxes.

Warranty Cost Recognition

        We accrue for estimated warranty costs as sales are recognized and periodically assess the adequacy of the recorded warranty liability and adjust the amount as necessary. Our warranties generally provide, with respect to our snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to our parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user. Certain snowplows only provide for a one year warranty. We determine the amount of the estimated warranty costs (and our corresponding warranty reserve) based on our prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management's judgment. We adjust our historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.

Liquidity and Capital Resources

        Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.

        Our primary uses of cash are to provide working capital, meet debt service requirements, finance capital expenditures, pay dividends under our dividend policy and support our growth, including through potential acquisitions, and for other general corporate purposes. For a description of the seasonality of our working capital rates see "—Seasonality and Year-To-Year Variability."

        Our Board of Directors has adopted a dividend policy that reflects an intention to distribute to our stockholders a regular quarterly cash dividend. The declaration and payment of these dividends to holders of our common stock is at the discretion of our Board of Directors and depends upon many factors, including our financial condition and earnings, legal requirements, taxes and other factors our Board of Directors may deem to be relevant. The terms of our indebtedness may also restrict us from paying cash dividends on our common stock under certain circumstances. As a result of this dividend policy, we may not have significant cash available to meet any large unanticipated liquidity requirements. As a result, we may not retain a sufficient amount of cash to fund our operations or to finance unanticipated capital expenditures or growth opportunities, including acquisitions. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

        As of December 31, 2010, we had liquidity comprised of $20 million in cash and cash equivalents and borrowing availability of $60 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $6 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

        Set forth below is summary cash flow information for each of the years ended December 31, 2008, 2009 and 2010.

	Year ended December 31,
Cash Flows (in thousands)	2008	2009	2010
Net cash provided by operating activities	$23,411	$25,571	$15,777
Net cash used in investing activities	(3,113)	(8,200)	(2,783)
Net cash used in financing activities	(2,265)	(1,850)	(61,918)

Increase (Decrease) in cash	$18,033	$15,521	$(48,924)

Sources and Uses of Cash

        During the three-year periods described above, net cash provided by operating activities was used for funding capital investment, retiring preferred stock and paying related dividends, paying interest on both our senior notes and senior credit facilities, and funding working capital requirements during our pre-season shipping period.

        The following table shows our cash and cash equivalents and inventories at December 31, 2008, 2009 and 2010.

	December 31,
	2008	2009	2010
	(in thousands)
Cash and cash equivalents	$53,552	$69,073	$20,149
Inventories	28,802	26,697	23,481

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        We had cash and cash equivalents of $20.1 million at December 31, 2010 compared to cash and cash equivalents of $69.1 million at December 31, 2009. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2009	2010	Change
Net cash provided by operating activities	$25,571	$15,777	$(9,794)	(38.3)%
Net cash used in investing activities	(8,200)	(2,783)	5,417	(66.1)%
Net cash used in financing activities	(1,850)	(61,918)	(60,068)	3246.9%

Increase (Decrease) in cash	$15,521	$(48,924)	$(64,445)	(415.2)%

        Net cash provided by operating activities decreased $9.8 million from the year ended December 31, 2009 to the year ended December 31, 2010. The decrease in cash provided by operating activities was due to an $8.1 decrease in net income, caused in part by lower income from operations driven by higher selling, general, and administrative costs related to the IPO. As we paid off these notes, accrued interest declined $5.3 million, which increased cash used in operating activities. Additionally, accounts receivable growth of $4.9 million and accounts payable decline of $2.3 million both negatively impacted operating cash flows. Slightly offsetting these uses of cash were an increase in stock based compensation of $3.3 million and lower inventories of $3.2 million. Lower inventory levels have resulted from the closure of our Johnson City, TN location in August 2010.

        Net cash used in investing activities decreased $5.4 million for the year ended December 31, 2010, compared to the corresponding period in 2009, mainly as a result of higher than normal capital investments in 2009 of approximately $5 million in our manufacturing plants in Milwaukee, WI and Rockland, ME to support the closure of our Johnson City, TN manufacturing facility in August 2010.

        Net cash used in financing activities increased $60.1 million for the year ended December 31, 2010 compared to the corresponding period in 2009. The increase was a result of our repayment of our senior notes in the amount of $150 million. Offsetting cash used were net proceeds from the IPO of $63.9 million and borrowings under the credit facility of $40 million.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        We had cash and cash equivalents of $69.1 million at December 31, 2009 compared to cash and cash equivalents of $53.6 million at December 31, 2008. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2008	2009	Change
Net cash provided by operating activities	$23,411	$25,571	$2,160	9.2%
Net cash used in investing activities	(3,113)	(8,200)	(5,087)	163.4%
Net cash used in financing activities	(2,265)	(1,850)	415	(18.3)%

Increase in cash	$18,033	$15,521	$(2,512)	(13.9)%

        Net cash provided by operating activities increased $2.2 million from the year ended December 31, 2008 to the year ended December 31, 2009. The increase in cash provided by operating activities was due to an aggregate $13.8 million change in inventory (from an $11.7 million increase in inventory for the year ended December 31, 2008 to support increased sales volume to a $2.1 million inventory reduction for the year ended December 31, 2009). This positive impact was partially offset by increased accounts receivable growth, reduced net income, a lower income tax receivable, and a reduction in accruals with respect to the Company's Annual Incentive Plan and non-executive employee profit sharing plan.

        Net cash used in investing activities increased $5.1 million for the year ended December 31, 2009, compared to the corresponding period in 2008, mainly as a result of increases in capital investments of approximately $5 million in our manufacturing plants in Milwaukee, WI and Rockland, ME to support the closure of our Johnson City, TN manufacturing plant in August 2010.

        Net cash used in financing activities decreased $0.4 million for the year ended December 31, 2009 compared to the corresponding period in 2008, primarily as a result of a payment of deferred financing costs of $0.3 million for the year ended December 31, 2008 which did not occur in the corresponding period in 2009.

Future Obligations and Commitments

Contractual Obligations

        We are subject to certain contractual obligations, including long-term debt and related interest. We have net unrecognized tax benefits of $0.6 million as of December 31, 2010. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities, therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2010.

(Dollars in thousands)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt(1)	$121,154	$1,183	$81,629	$666	$37,676
Interest on long-term debt(2)	27,172	8,066	12,732	5,341	1,033

Total contracted cash obligations(3)	$148,326	$9,249	$94,361	$6,007	$38,709

(1)
Long-term debt obligation is presented net of discount of $0.4 million at December 31, 2010.

(2)
Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2010.

(3)
Pension obligations are excluded from this table as we are unable to estimate the timing of payments related to these obligations. The minimum required contribution to our pension plans was $0.9 million in 2010 and is expected to be $1.9 million in 2011.

Senior Credit Facilities

        As of December 31, 2009, our senior credit facilities consisted of an $85.0 million term loan facility and a $60.0 million revolving credit facility with a group of banks as well as our outstanding $150,000 of 7.75% senior notes due January 15, 2012. Concurrent with the consummation of the IPO, we amended our senior credit facilities to, among other things, (i) allow us to redeem the Senior Notes, (ii) increase the size of our term loan facility by $40.0 million and (iii) amend certain of the provisions in our senior credit facilities which govern our ability to pay dividends. Consequently, at December 31, 2010, our senior credit facilities consisted of a $125.0 million term loan facility and a $60.0 million revolving credit facility with a group of banks. In connection with the amendments to our senior credit facilities, the interest on the existing portion of the term loan facility was revised. The change consisted of an increase from an interest rate equal to (at our option) either the base rate plus 1.25% or the eurodollar rate plus 2.25% to (at our option) either the base rate (which shall be no less than 3%) plus 3.5% or the eurodollar rate (which shall be no less than 2%) plus 4.5%. The interest for the additional $40.0 million increase in our's term loan facility is an interest rate equal to (at our option) either the base rate (which shall be no less than 3%) plus 4% or the eurodollar rate (which shall be no less than 2%) plus 5%. Under the revolving credit facility, the margin for base rate loans is either 0.25% or 0.50% and the margin for eurodollar rate loans is either 1.25% or 1.50%, in each case determined based on our leverage ratio from time to time. The amendment of the term loan facility resulted in a significant modification of the debt which resulted in the write off of unamortized capitalized deferred financing costs of $1.0 million and expenditures of $2.0 million related to financing costs paid to existing lenders which was recorded as a loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2010.

        On June 9, 2010, we completed the redemption of the senior notes. We redeemed the senior notes with the proceeds from the additional term loan, together with the net IPO proceeds and cash on hand for a total of $157.6 million, which includes $3.7 million of interest that accrued through the date of deposit with the trustee, $1.0 million of interest that accrued from the date of deposit with the trustee to the date of redemption and a $2.9 million redemption call premium of 1.938%. In addition, we wrote off $1.1 million of unamortized deferred financing costs related to the senior notes.

        After effecting the discharge of the senior notes, the maturity date for our revolving credit facility is May 21, 2012, and our term loan amortizes in nominal amounts quarterly with the balance payable on May 21, 2013 with respect to the existing term loans and May 21, 2016 with respect to the additional term loans.

        As of December 31, 2010, we had no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $60.0 million.

        Our senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by our subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of our revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained (such event, a "liquidity event"), and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. In addition, our revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10.0 million in any calendar year and, during the occurrence of a liquidity event, that we comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under our revolving credit facility. At December 31, 2010, we were in compliance with the respective covenants. The credit facilities are collateralized by substantially all of our assets.

        In accordance with the senior credit facilities, we are required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for allowed distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long-term debt. As of December 31, 2010 and December 31, 2009, we were not required to make an excess cash flow payment.

Deductibility of Intangible and Goodwill Expense

        We possess a favorable tax structure with approximately $18 million of annual tax-deductible intangible and goodwill expense over the next ten years which may be utilized in the event we have sufficient taxable income to utilize such benefit.

Impact of Inflation

        We do not believe that inflation risk is material to our business or our financial condition, results of operations or cash flows at this time. Historically, we have experienced normal raw material, labor and fringe benefit inflation. To date we have been able to fully offset this inflation by providing higher value products, which command higher prices. In previous years, we have experienced significant increases in steel costs, but have been able to mitigate the effects of these increases through both temporary and permanent steel surcharges. See "Risk Factors—The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline."

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

        Sales of our products are significantly impacted by the level, timing and location of snowfall, with sales in any given year and region most heavily influenced by snowfall levels in the prior snow season (which we consider to begin in October and end in March) in that region. This is due to the fact that end-user demand for our products is driven primarily by the condition of their snow and ice control equipment, and in the case of professional snowplowers, by their financial ability to purchase new or replacement snow and ice control equipment, both of which are significantly affected by snowfall levels. Heavy snowfall during a given winter causes usage of our products to increase, resulting in greater wear and tear to our products and a shortening of their life cycles, thereby creating a need for replacement snow and ice control equipment and related parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement snow and ice control equipment prior to the following winter. To a lesser extent, sales of our products are influenced by the timing of snowfall in a given winter. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our end-users may respond to an early snowfall by purchasing replacement snow and ice control equipment during the current season rather that delaying purchases until after the season is over when most purchases are typically made by end-users.

        The following chart illustrates the effects of snowfall levels in the snowbelt states in a given winter on the number of units of snow and ice control equipment we shipped in the following year. Snowfall levels represent the aggregate number of inches of snowfall recorded in each of 66 cities in 26 snowbelt states across the Northeast, East, Midwest and Western United States where we have historically monitored snowfall levels. We have historically monitored snowfall levels in these cities because they represent the key metropolitan areas in the states where snowfall is a regular occurrence and coincide with our historical U.S. market. With respect to the calculation of units shipped, each year in the following chart represents the calendar year period from January 1 to December 31. With respect to the calculation of snowfall, each year in the following chart represents the period beginning on October 1 of the prior year and extending through the following March 31. Thus, for example, the number of units shipped in 2001 represents the total units of snow and ice control equipment we shipped from January 1, 2001 to December 31, 2001, whereas the 2001 snowfall level reflects snowfall in the snowbelt states in the period from October 1, 2000 through March 31, 2001. As the chart indicates, heavy snowfall levels in a given winter tend to lead to increased unit shipments of our snow and ice control equipment in the following year, whereas low snowfall levels in a given winter tend to lead to decreased units shipped of our snow and ice control equipment in the following year. Over the past 10 years, our sales of snow and ice control equipment ranged from a low of 40,538 units to a high of 66,043 units, averaging 51,199 units per year (including units sold by Blizzard Corporation prior to its acquisition by us in November 2005).

Equipment Sales Versus Snowfall

Note:
This chart is not weighted or adjusted to account for new distributors or increased market size, but does include unit sales attributable to new distributors. Further, snowfall data in this chart is not adjusted for snowfall outside of the 66 cities in the 26 states reflected. Units of equipment sales for years 2002 through 2005 are adjusted to include units sold by Blizzard Corporation prior to its acquisition by us in November 2005. Data for Blizzard Corporation prior to 2002 is not available.

Source of snowfall data: National Oceanic and Atmospheric Administration's National Weather Service

        Snowfall levels in any given rolling eight-year period have been relatively constant. See "Business—Our Industry."

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

        Our revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our first quarter revenue has varied from approximately $7.9 million to approximately $22.4 million between 2006 and 2010. During the last five-year period, net loss during the first quarter has varied from a net loss of approximately $2.9 million to a net loss of approximately $6.5 million, with an average net loss of $5.1 million.

        While our monthly working capital has averaged approximately $90 million from 2008 to 2010, because of the seasonality of our sales, we experience seasonality in our working capital needs as well.

In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of $89.0 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

        We also attempt to manage the impact of seasonality and year-to-year variability on our business costs through the effective management of our assets. See "Business—Our Business Strategy—Aggressive Asset Management and Profit Focus." Our asset management and profit focus strategies include:

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

  •
  a vertically integrated business model.

        These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and sales, general and administrative expenditures to account for the year-to-year variability of our sales volumes. Management currently estimates that annual fixed overhead expenses generally range from approximately $14.0 million in low sales volume years to approximately $16.0 million in high sales volume years. Further, management currently estimates that annual sales, general and administrative expenses other than amortization generally approximate $20.0 million, but can be reduced to approximately $17.0 million to maximize cash flow in low sales volume years, and can increase to approximately $24.0 million to maintain customer service and responsiveness in high sales volume years.

        Additionally, although modest, our annual capital expenditure requirements, which are normally budgeted at $3.5 million, can be temporarily reduced by up to approximately 40% in response to actual or anticipated decreases in sales volumes. If we are unsuccessful in our asset management initiatives, the seasonality and year-to-year variability effects on our business may be compounded and in turn our results of operations and financial condition may suffer.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

        We do not use financial instruments for speculative trading purposes, and do not hold any derivative financial instruments that could expose us to significant market risk. Our primary market risk exposures are changes in interest rates and steel price fluctuations.

Interest Rate Risk

        We are exposed to market risk primarily from changes in interest rates. Our borrowings under our term loan, and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate based on our average daily availability under our revolving credit facility. When the average daily excess availability on our revolving credit facility falls below $25 million, our interest rate on the revolving credit facility will increase by 0.25%. The maximum impact this would have on our interest expense would be $150,000 per year. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease.

        As of December 31, 2010, we had outstanding borrowings under our term loan of $121.2 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for 2010 by $0.4 million, $0.7 million and $1.3 million, respectively. We had no outstanding borrowings under our revolving credit facility as of December 31, 2010.

Commodity Price Risk

        In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage the price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period in which we were not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in that period.

Item 8.    Financial Statements and Supplementary Data

        The financial statements are included in this report beginning on page F-3.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

        None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Management's Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information included under the captions "Election of Directors," "Board of Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report (the "Proxy Statement"), is hereby incorporated by reference. The information required by Item 10 with respect to our Executive Officers is included in Part I of this Annual Report on Form 10-K.

        We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as all of our employees. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.douglasdynamics.com. The Code of Business Conduct and Ethics is also available in print to any stockholder who requests it in writing from the Corporate Secretary at 7777 North 73rd Street, Milwaukee, Wisconsin 53223. We intend to post on our website any amendments to, or waivers (with respect to our principal executive officer, principal financial officer and controller) from, the Code of Business Conduct and Ethics within four business days of any such amendment or waiver. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11.    Executive Compensation

        The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions "Corporate Governance—Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis", "Executive Compensation," "Director Compensation" and "Compensation Committee Report."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the captions "Corporate Governance—Significant Stockholders" and "—Executive Officers and Directors."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the caption "Corporate Governance."

Item 14.    Principal Accounting Fees and Services

        The information required in Item 14 is incorporated by reference to the information in the Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this report:

  1.
  Consolidated Financial Statements:

            See "Index to Consolidated Financial Statements" on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2 and the Consolidated Financial Statements beginning on page F-3, all of which are incorporated herein by reference.

    2.
    Financial Statement Schedule:

            All schedules have been omitted because the information required in these schedules is included in the Notes to the Consolidated Financial Statements.

    3.
    Exhibits:

            See "Exhibit Index" of this Form 10-K, which is incorporated herein by reference.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2011.

DOUGLAS DYNAMICS, INC.
By:	/s/ JAMES JANIK James L. Janik President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES JANIK James Janik	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ ROBERT MCCORMICK Robert McCormick	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ROBERT YOUNG Robert Young	Corporate Controller and Treasurer (Controller)
/s/ MICHAEL MARINO Michael Marino	Director
/s/ JAMES PACKARD James Packard	Director
/s/ JACK PEIFFER Jack Peiffer	Director
/s/ MARK ROSENBAUM Mark Rosenbaum	Director
/s/ NAV RAHEMTULLA Nav Rahemtulla	Director
/s/ JAMES STALEY James Staley	Director
/s/ DONALD STURDIVANT Donald Sturdivant	Director
/s/ MICHAEL WICKHAM Michael Wickham	Director

Dated: March 8, 2011

Exhibit Index

Exhibit Number	Title
3.1	Fourth Amended and Restated Certificate of Incorporation of Douglas Dynamics, Inc., to be in effect upon consummation of this offering [Incorporated by reference to Exhibit 3.3 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
3.2
Second Amended and Restated Bylaws of Douglas Dynamics, Inc., to be in effect upon consummation of this offering [Incorporated by reference to Exhibit 3.6 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
4.1
Indenture, dated as of December 16, 2004, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company, Douglas Dynamics, Inc. and U.S. Bank National Association [Incorporated by reference to Exhibit 4.2 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
4.2
First Supplemental Indenture, dated as of June 28, 2005, among Fisher, LLC, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company, Douglas Dynamics, Inc. and U.S. Bank National Association [Incorporated by reference to Exhibit 4.3 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
4.3
Form of Global Note for Douglas Dynamics, L.L.C. and Douglas Dynamics Finance Company 7 3/4% senior notes due 2012 [Incorporated by reference to Exhibit 4.4 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
4.4
Form of Douglas Holdings, Inc. Guarantee for Douglas Dynamics, L.L.C. and Douglas Dynamics Finance Company 7 3/4% senior notes due 2012 [Incorporated by reference to Exhibit 4.5 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.1
Amendment No. 2 to Senior Secured Term Credit and Guaranty Agreement, dated as of April 16, 2010 by and among Douglas Dynamics, L.L.C. and each of the lenders party thereto (including as Exhibit A thereto Senior Secured Term Credit and Guaranty Agreement, dated as of May 21, 2007, by and among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C., Fisher, LLC and Douglas Dynamics Finance Company, the banks and financial institutions party thereto and Credit Suisse, Cayman Islands Branch as administrative agent as amended by Amendment No. 1, dated as of December 19, 2008 and Amendment No. 2, dated as of April 16, 2010) [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.2
Exhibits and Schedules to Senior Secured Term Credit and Guaranty Agreement, dated as of May 21, 2007, by and among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C., Fisher, LLC and Douglas Dynamics Finance Company, the banks and financial institutions party thereto and Credit Suisse, Cayman Islands Branch as administrative agent as amended by Amendment No. 1, dated as of December 19, 2008 and Amendment No. 2, dated as of April 16, 2010 [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

Exhibit Number		Title
10.3		Amendment No. 1 to Senior Secured Revolving Credit and Guaranty Agreement, dated as of April 16, 2010 by and among Douglas Dynamics, L.L.C., Fisher, LLC and Douglas Dynamics Finance Company and each of the lenders party thereto (including as Exhibit A thereto Senior Secured Revolving Credit and Guaranty Agreement, dated as of May 21, 2007, by and among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C., Fisher, LLC and Douglas Dynamics Finance Company, the banks and financial institutions party thereto and Credit Suisse, Cayman Islands Branch as administrative agent as amended by Amendment No. 1, dated as of April 16, 2010) [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.4
Exhibits and Schedules to Senior Secured Revolving Credit and Guaranty Agreement, dated as of May 21, 2007, by and among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C., Fisher, LLC and Douglas Dynamics Finance Company, the banks and financial institutions party thereto and Credit Suisse, Cayman Islands Branch as administrative agent as amended by Amendment No. 1, dated as of April 16, 2010 [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.5	#
Employment Agreement between Robert McCormick and Douglas Dynamics, Inc., dated September 7, 2004, as amended by that certain amendment, dated as of October 1, 2008 [Incorporated by reference to Exhibit 10.5 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.6	#
Form of Amendment No. 2 to Employment Agreement between Robert McCormick and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.6 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.7	#
Employment Agreement between James L. Janik and Douglas Dynamics, Inc., dated March 30, 2004 [Incorporated by reference to Exhibit 10.7 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.8	#
Form of Amendment No. 1 to Employment Agreement between James L. Janik and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.8 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.9	#
Employment Agreement between Mark Adamson and Douglas Dynamics, Inc., dated August 27, 2007 [Incorporated by reference to Exhibit 10.9 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.10	#
Form of Amendment No. 1 to Employment Agreement between Mark Adamson and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.10 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.11	#
Securities Repurchase and Cancellation Agreement made and entered into as of December 22, 2008 by and between James Janik and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.11 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.12	#
Securities Repurchase and Cancellation Agreement made and entered into as of January 23, 2009 by and between James Janik and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.12 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

Exhibit Number		Title
10.13	#	Securities Repurchase and Cancellation Agreement made and entered into as of December 22, 2008 by and between Robert McCormick and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.13 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.14	#
Securities Repurchase and Cancellation Agreement made and entered into as of January 23, 2009 by and between Robert McCormick and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.14 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.15	#
Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.16 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.16	#
Form of Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.18 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.17	#
Form of Management Non-Qualified Stock Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.19 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.18	#
Form of Amended and Restated Management Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.20 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.19	#
Form of Non-Employee Director Non-Qualified Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.21 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.20	#
Form of Amended and Restated Non-Employee Director Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.22 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.21	#
Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.23 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.22	#
Form of Second Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.24 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.23	#
Amended and Restated Non-Qualified Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.25 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

Exhibit Number		Title
10.24	#	Form of Second Amended and Restated Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.26 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.25	#	Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].
10.26	#	Douglas Dynamics 2009 Annual Incentive Plan [Incorporated by reference to Exhibit 10.28 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.27	#	Douglas Dynamics, L.L.C. Annual Incentive Plan 2009 [Incorporated by reference to Exhibit 10.29 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].
10.28	#	Douglas Dynamics, L.L.C. Long Term Incentive Plan 2009 [Incorporated by reference to Exhibit 10.30 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].
10.29	#	Douglas Dynamics, Inc. Liquidity Bonus Plan [Incorporated by reference to Exhibit 10.31 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].
10.30	#	Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.32 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].
10.31	#
Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.33 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.32	#
Alternative Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.33	#
Form of Restricted Stock Units Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.35 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.34	#
Form of Nonqualified Stock Option Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.35	#
Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.36	#
Form of Restricted Stock Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].
10.37	#
Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

Exhibit Number		Title
10.38	#	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].
10.39	#
Second Amended and Restated Securityholders Agreement among Douglas Dynamics, Inc. and certain of its stockholders, optionholders and warrantholders, dated June 30, 2004 [Incorporated by reference to Exhibit 10.38 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.40	#
First Amendment to Second Amended and Restated Securityholders Agreement among Douglas Dynamics, Inc. and certain of its stockholders, optionholders and warrantholders, dated December 27, 2004 [Incorporated by reference to Exhibit 10.39 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.41	#
Form of Second Amendment to Second Amended and Restated Securityholders Agreement among Douglas Dynamics, Inc. and certain of its stockholders, optionholders and warrantholders [Incorporated by reference to Exhibit 10.40 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.42	#
Form of Second Amended and Restated Joint Management Services Agreement among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C., Aurora Management Partners LLC, and ACOF Management, L.P. [Incorporated by reference to Exhibit 10.42 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.43	#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].
21.1		Subsidiaries of Douglas Dynamics, Inc.
23.1		Consent of Ernst & Young LLP.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Proxy Statement for the 2011 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2010; except to the extent specifically incorporated by reference, the Proxy Statement for the 2011 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

#
A management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Dynamics, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

                      /s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 8, 2011

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$20,149	$69,073
Accounts receivable, net	37,040	32,172
Inventories	23,481	26,697
Deferred income taxes	7,142	3,729
Prepaid income taxes	29	—
Prepaid management fees-related party	—	417
Prepaid and other current assets	1,131	1,446

Total current assets	88,972	133,534
Property, plant, and equipment, net	21,962	26,661
Assets held for sale	1,779	—
Goodwill	107,222	107,222
Other intangible assets, net	126,948	132,950
Deferred financing costs, net	953	3,311
Other long-term assets	207	941

Total assets	$348,043	$404,619

Liabilities, redeemable stock and stockholders' equity
Current liabilities:
Accounts payable	$2,847	$5,170
Accrued expenses and other current liabilities	11,923	12,598
Accrued interest	23	5,367
Income taxes payable	—	1,202
Current portion of long-term debt	1,183	850

Total current liabilities	15,976	25,187
Retiree health benefit obligation	7,235	7,848
Pension obligation	10,753	8,957
Deferred income taxes	22,650	18,913
Deferred compensation	1,067	1,482
Long-term debt, less current portion	119,971	231,813
Other long-term liabilities	898	2,195
Redeemable preferred stock—Series A, par value $0.01, 65,000 shares authorized, no shares outstanding at December 31, 2010 and December 31, 2009	—	—
Redeemable preferred stock—Series B, par value $0.01, no shares outstanding at December 31, 2010 and one share outstanding at December 31, 2009	—	1
Redeemable preferred stock—Series C, par value $0.01, no shares outstanding at December 31, 2010 and one share outstanding at December 31, 2009	—	1
Stockholders' equity:
Common Stock, par value $0.01, 200,000,000 and 23,750,000 shares authorized at December 31, 2010 and December 31, 2009, respectively, 21,579,655 and 14,421,736 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	216	144
Additional paid-in capital	127,695	59,973
Stockholders' notes receivable	(482)	(1,013)
Retained earnings	46,495	53,055
Accumulated other comprehensive loss, net of tax	(4,431)	(3,937)

Total stockholders' equity	169,493	108,222

Total liabilities, redeemable stock and stockholders' equity	$348,043	$404,619

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	2010	2009	2008
Net sales	$176,795	$174,342	$180,108
Cost of sales	116,494	117,264	117,911

Gross profit	60,301	57,078	62,197
Selling, general, and administrative expense	26,509	20,085	19,032
Intangibles amortization	6,001	6,161	6,160
Management fees-related party	6,383	1,393	1,369

Income from operations	21,408	29,439	35,636
Interest expense, net	(10,943)	(15,520)	(17,299)
Loss on extinguishment of debt	(7,967)	—	—
Other income (expense), net	36	(90)	(73)

Income before taxes	2,534	13,829	18,264
Income tax expense	872	3,986	6,793

Net income	$1,662	$9,843	$11,471

Less: Net income attributable to participating securities	12	—	—

Net income attributable to common shareholders	$1,650	$9,843	$11,471

Earnings per share:
Basic earnings per common share attributable to common shareholders	$0.09	$0.68	$0.79
Earnings per common share assuming dilution attributable to common shareholders	$0.09	$0.67	$0.77
Cash dividends declared and paid per share	$0.38	$0.00	$0.00

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars In Thousands)

	Redeemable Securities
	Series A Redeemable Preferred Stock		Series B Redeemable Preferred		Series C Redeemable Preferred
							Common Stock					Accumulated Other Comprehensive Loss
									Additional Paid-in Capital	Stockholders' Notes Receivable	Retained Earnings			Comprehensive Income (Loss)
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars					Total
Balance at January 1, 2008	—	$—	1	$1	1	$1	14,618,861	$146	$62,153	$(1,742)	$31,855	$(468)	$91,944
Net income	—	—	—	—	—	—	—	—	—	—	11,471	—	11,471	$11,471
Adjustment for pension and postretirement benefit liability, net of tax of $1,913	—	—	—	—	—	—	—	—	—	—	—	(2,449)	(2,449)	(2,449)
Change in pension measurement date, net of tax of $964	—	—	—	—	—	—	—	—	—	—	(114)	(1,642)	(1,756)	—
Interest on stockholders' notes receivable	—	—	—	—	—	—	—	—	—	(77)	—	—	(77)	—
Stock repurchases and retirement	—	—	—	—	—	—	(164,493)	(2)	(1,775)	703	—	—	(1,074)	—

Balance at December 31, 2008	—	—	1	1	1	1	14,454,369	144	60,378	(1,116)	43,212	(4,559)	98,059	$9,022

Net income	—	—	—	—	—	—	—	—	—	—	9,843	—	9,843	$9,843
Adjustment for pension and postretirement benefit liability, net of tax of $365	—	—	—	—	—	—	—	—	—	—	—	622	622	622
Interest on stockholders' notes receivable	—	—	—	—	—	—	—	—	—	(34)	—	—	(34)	—
Stock repurchases and retirement	—	—	—	—	—	—	(32,633)	—	(405)	137	—	—	(268)	—

Balance at December 31, 2009	—	$—	1	$1	1	$1	14,421,736	$144	$59,973	$(1,013)	$53,055	$(3,937)	$108,222	$10,465

Net income	—	—	—	—	—	—	—	—	—	—	1,662	—	1,662	$1,662
Dividends paid	—	—	—	—	—	—	—	—	—	—	(8,222)	—	(8,222)	—
Adjustment for pension and postretirement benefit liability, net of tax of $327	—	—	—	—	—	—	—	—	—	—	—	(494)	(494)	(494)
Interest on stockholders' notes receivable	—	—	—	—	—	—	—	—	—	(28)	—	—	(28)	—
Issuance and sales of common stock by Company through IPO	—	—	—	—	—	—	6,500,000	65	63,864	—	—	—	63,929	—
Issuance of non-vested common stock in connection with IPO	—	—	—	—	—	—	208,130	2	(2)	—	—	—	0	—
Shares issued for options exercised in connection with IPO	—	—	—	—	—	—	180,567	2	1,659	—	—	—	1,661	—
Fractional shares repurchased and retired in connection with IPO	—	—	—	—	—	—	(7)	—	—	—	—	—	—	—
Stock repurchases and retirement	—	—	(1)	(1)	(1)	(1)				559		—	559	—
Deferred stock units converted	—	—	—	—	—	—	174,229	2	(2)	—	—	—	(0)	—
Stock option exercises	—	—	—	—	—	—	95,000	1	1,067
Stock based compensation	—	—	—	—	—	—	—	—	1,136	—	—	—	1,136	—

Balance at December 31, 2010	—	$—	—	$—	—	$—	21,579,655	$216	$127,695	$(482)	$46,495	$(4,431)	$169,493	$1,168

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2010	2009	2008
Operating activities
Net income	$1,662	$9,843	$11,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,705	11,958	10,810
Amortization of deferred financing costs and debt discount	872	1,209	1,138
Loss on extinguishment of debt	7,967	—	—
Stock-based compensation	4,029	732	—
Provision for losses on accounts receivable	445	133	81
Deferred income taxes	641	1,810	3,946
Changes in operating assets and liabilities:
Accounts receivable	(5,313)	(3,717)	(1,182)
Inventories	3,216	2,105	(11,716)
Prepaid and other assets and prepaid income taxes	1,437	(776)	4,105
Accounts payable	(2,323)	218	335
Accrued expenses and other current liabilities	(7,201)	1,127	4,476
Deferred compensation	(415)	(162)	(45)
Benefit obligations and other long-term liabilities	(945)	1,091	(8)

Net cash provided by operating activities	15,777	25,571	23,411
Investing activities
Capital expenditures	(3,009)	(8,200)	(3,160)
Proceeds from sale of equipment	226	—	47

Net cash used in investing activities	(2,783)	(8,200)	(3,113)
Financing activities
Stock repurchases	(166)	(1,000)	(1,101)
Payment of call premium and post payoff interest on senior notes redemption	(3,876)	—	—
Collection of stockholders' notes receivable	531	—	—
Payments of financing costs	(2,605)	—	(314)
Proceeds from initial public offering, net	63,929	—	—
Borrowings on long-term debt	40,000	—	—
Dividends paid	(8,222)	—	—
Repayment of long-term debt	(151,509)	(850)	(850)

Net cash used in financing activities	(61,918)	(1,850)	(2,265)

Change in cash and cash equivalents	(48,924)	15,521	18,033
Cash and cash equivalents at beginning of year	69,073	53,552	35,519

Cash and cash equivalents at end of year	$20,149	$69,073	$53,552

Supplemental disclosure of cash flow information
Income Taxes Paid	$1,663	$1,895	$2,832
Interest Paid	$16,886	$14,410	$16,730

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

1. Description of business and basis of presentation

        Douglas Dynamics, Inc., (the "Company") is the North American leader in the design, manufacture and sale of snow and ice control equipment for light trucks, which is comprised of snowplows and sand and salt spreaders, and related parts and accessories. The Company's snow and ice control products are sold through a network of over 720 truck equipment distributors that purchase directly from the Company and are located throughout the snowbelt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). The Company sells its products under the WESTERN®, FISHER®, and BLIZZARD® brands. The Company is headquartered in Milwaukee, WI and currently has manufacturing facilities in Milwaukee, WI, and Rockland, ME. The Company closed its Johnson City, TN facility in August 2010. The Company operates as a single segment.

        All share and per share data reported herein have been retrospectively restated to reflect the 23.75-for-one stock split of the Company's common stock that occurred on May 7, 2010, immediately prior to the consummation of the Company's initial public offering ("IPO").

        On May 10, 2010, the Company completed its IPO of 10,000,000 shares of common stock at a public offering price of $11.25 per share, less underwriting discounts. The 10,000,000 shares sold included 6,500,000 shares sold by the Company and 3,500,000 shares sold by certain selling stockholders. In addition, on May 14, 2010, the selling stockholders in the IPO closed the sale of an additional 1,500,000 shares to the underwriters at the public offering price of $11.25 per share, less underwriting discounts, pursuant to the underwriters' exercise in full of their overallotment option. The Company received $73,125 in gross proceeds from the issuance and sale of its common stock in the IPO and $63,929 in net proceeds after deducting underwriting discounts and total expenses related to the offering. The Company did not receive any proceeds from the sale of its stock by the selling stockholders in the IPO.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

2. Summary of Significant Accounting Policies

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of Douglas Dynamics, Inc. and its direct wholly-owned subsidiary, Douglas Dynamics, L.L.C., and its indirect wholly-owned subsidiaries, Douglas Dynamics Finance Company (an inactive subsidiary) and Fisher, LLC (hereinafter collectively referred to as the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Accounts receivable and allowance for doubtful accounts

        The Company carries its accounts receivable at their face amount less an allowance for doubtful accounts. The majority of the Company's accounts receivable are due from distributors of truck equipment. Credit is extended based on an evaluation of a customer's financial condition. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest.

Financing program

        The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2010, 2009 and 2008, distributors financed purchases of $1,696, $3,269 and $3,462 through this financing program, respectively. There were no outstanding or uncollectible amounts related to sales financed under the

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

financing program for the years ended December 31, 2010 and 2009. The amount owed by our distributors to the third party financing company under this program at December 31, 2010 and 2009 was $1,267 and $3,202, respectively. The Company was required to repurchase repossessed inventory of $91 and $19 for the years ended December 31, 2010 and December 31, 2009, respectively. There were no required repurchases of repossessed inventory during the year ended December 31, 2008.

        In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Inventories

        Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first-in, first-out (FIFO) method. The Company periodically reviews our inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

Property, plant and equipment

        Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives for financial statement purposes and an accelerated method for income tax reporting purposes. The estimated useful lives of the assets are as follows:

Years
Land improvements and buildings	15–40
Machinery and equipment	3–20
Furniture and fixtures	3–12
Mobile equipment and other	3–10

        Depreciation expense was $5,704, $5,797, and $4,650 for the years ended December 31, 2010, 2009 and 2008, respectively.

        Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $2,909, $3,079 and $2,610 for the years ended December 31, 2010, 2009 and 2008, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in the results of operations.

Impairment of long-lived assets

        Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long-lived assets were impaired as of December 31, 2010 and 2009.

Goodwill and other intangible assets

        Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. The fair value of indefinite-lived intangible assets is estimated based upon a market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting unit to its carrying value. The Company has determined it has one reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss may be recognized. The Company has determined that goodwill and indefinite lived assets were not impaired as of December 31, 2010 and 2009.

        Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment or as events or circumstances arise. The Company amortizes its distribution network intangible over periods ranging from 15 to 20 years, trademarks over 7 to 10 years, patents over 7 to 20 years, and noncompete agreements over 5 years. The Company has determined that finite lived intangible assets were not impaired as of December 31, 2010 and 2009.

Income taxes

        Deferred income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period. Deferred income tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized. Additionally, when applicable, the Company would classify interest and penalties related to uncertain tax positions in income tax expense.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

Deferred financing costs

        The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at January 1, 2008	$5,344
Amortization of deferred financing costs	(1,138)
Debt amendment	314

Balance at December 31, 2008	4,520
Amortization of deferred financing costs	(1,209)

Balance at December 31, 2009	3,311
Write-off of unamortized deferred financing costs	(2,045)
Deferred financing costs capitalized on new debt	559
Amortization of deferred financing costs	(872)

Balance at December 31, 2010	$953

        For the year ended December 31, 2010, the Company recorded the write-off of deferred financing costs as a loss on extinguishment of debt, in the consolidated statements of operations as a result of an amendment to the Company's term loan facility and the repayment of the senior notes. The amendment of the term loan facility resulted in a significant modification of the debt which resulted in the write off of unamortized capitalized deferred financing costs of $995. The Company wrote off $1,050 of unamortized deferred financing costs related to the senior notes. These amounts are included as a loss on extinguishment of debt in the consolidated statements of operations. See further details in Note 7.

Fair values of financial instruments

        The Company's financial instruments consist of cash, trade receivables, trade accounts payable, and long-term debt. The Company's estimate of fair value of all these financial instruments approximates their carrying amounts at December 31, 2010 and 2009, except for long-term debt. The fair value of the Company's long-term debt as of December 31, 2010 and December 31, 2009 was approximately $120,397 and $218,703, respectively, which is based on the borrowing rates currently available to the Company for debt with similar terms and maturities.

Fair value measurements

        The Company applies the guidance in Accounting Standards Codification (ASC) 820-10 Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the pronouncement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        Assets and liabilities measured at fair value are based on the market approach, which is prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. At December 31, 2010 and 2009, the Company did not have any financial instruments accounted for at fair value.

Concentration of credit risk

        The Company's cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

        No distributor represented more than 10% of the Company's net sales or accounts receivable during the years ended December 31, 2010, 2009 and 2008.

Revenue recognition

        The Company recognizes revenues upon shipment to the customer, which is when title passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the product has been shipped and the Company has no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.

        The Company offers a variety of discounts and sales incentives to our distributors. The estimated liability for sales discounts and allowances is recorded at the time of sale as a reduction of net sales. The liability is estimated based on the costs of the program, the planned duration of the program and historical experience.

Cost of sales

        Cost of sales includes all costs associated with the manufacture of the Company's products, including raw materials, purchased parts, freight, plant operating expenses, property insurance and taxes, and plant depreciation. All payroll costs and employee benefits for the hourly workforce, manufacturing management, and engineering costs are included in cost of sales.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

Warranty cost recognition

        The Company accrues for estimated warranty costs as revenue is recognized. See note 9 for further details.

Advertising expenses

        Advertising expenses include costs for the production of marketing media, literature, CD-ROM, and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $2,805, $2,528 and $3,028 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also provides its distributors with pre-approved, cooperative advertising programs, which are recorded as advertising expense in selling, general and administrative expense. All costs associated with the Company's advertising programs are expensed as incurred.

Shipping and handling costs

        Generally, shipping and handling costs are paid directly by the customer to the shipping agent. Those shipping and handling costs billed by the Company are recorded as a component of sales with the corresponding costs included in cost of sales.

Reclassifications

        Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

Share-based payments

        The Company applies the guidance codified in ASC 718—Compensation-Stock Compensation. This standard requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). Because the Company used the minimum-value method to measure compensation cost for employee stock options prior to January 1, 2006 the date on which ASC 718 was adopted, under this previous guidance, it was required to use the prospective method of adoption for this standard. Under the prospective method, the Company continues to account for non-vested awards outstanding at the date of adoption using the same method as prior to adoption for financial statement recognition purposes. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of ASC 718.

Comprehensive income (loss)

        Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

resources and is comprised of net income or loss and "other comprehensive income (loss)". The Company's other comprehensive income (loss) is comprised exclusively of the adjustments for pension and postretirement benefit liabilities.

Segment Reporting

        The Company operates in and reports as a single operating segment, which is the manufacture and sale of snow and ice control products. Net sales are generated through the sale of snow and ice control products and accessories to distributors. The chief operating decision maker (the Company's CEO) manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company's identifiable assets are located in the United States. The Company's sales outside North America are not material, representing less than 1% of net sales.

        The Company's product offerings primarily consist of snow and ice control products and accessories. Equipment and parts and accessories are each a similar class of products based on similar customer usage.

	Year ended December 31,
	2010	2009	2008
Equipment	$151,808	$147,478	$151,450
Parts and accessories	24,987	26,864	28,658

Net Sales	$176,795	$174,342	$180,108

3. Related-Party Transactions

        The Company is party to a Joint Management Services Agreement with Aurora Management Partners, LLC ("AMP") and ACOF Management, LP ("ACOF"), affiliates of its principal stockholders. Prior to the IPO, this agreement obligated the Company to pay an annual management fee of $1,250 per annum, to AMP and ACOF, pro rata in accordance with their respective holdings, plus reimbursement of reasonable out-of-pocket expenses, in exchange for consultation and advice in fields such as financial services, accounting, general business management, acquisitions, dispositions and banking.

        In connection with the Company's IPO, the Company amended and restated the terms of its Joint Management Services Agreement to, among other things, (i) extend the term of service until the earlier of (A) the fifth anniversary of the consummation of the Company's IPO, (B) such time as AMP and ACOF, together with their affiliates, collectively hold less than 5% of the Company's outstanding common stock and (C) such time as all parties mutually agree in writing, while eliminating all other termination events (other than termination for cause); (ii) eliminate the annual management fee, as well as the provision obligating the Company to pay AMP and ACOF a transaction fee in the event of an acquisition or any sale or disposition of the Company or any of its divisions or any sale of substantially all Company assets or similar transactions in exchange for a one-time fee of $5,800 upon

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

3. Related-Party Transactions (Continued)

the consummation of the IPO, pro rata in accordance with their respective holdings; and (iii) modify the expense reimbursement provisions to include reimbursement for out-of-pocket expenses incurred in connection with SEC and other legally required filings made by each of AMP and ACOF with respect to the Company's securities and certain other expenses. The one-time management fee was paid on May 10, 2010, and is included in management fees—related party expense for the year ended December 31, 2010.

        The Company recognized management fees and related expense of $6,383, $1,393 and $1,369 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, because fees under this agreement are payable in semi-annual installments on May 1 and November 1 of each year, at December 31, 2009, the Company's balance sheet included a prepayment of management fees of $417. Meanwhile, at December 31, 2010, the Company's balance sheet did not include a prepayment of management fee as the fee was eliminated upon the consummation of the IPO.

4. Inventories

        Inventories consist of the following:

	December 31,
	2010	2009
Finished goods and work-in-process	$21,896	$24,639
Raw material and supplies	1,585	2,058

	$23,481	$26,697

5. Property, plant and equipment

        Property, plant and equipment are summarized as follows:

	December 31,
	2010	2009
Land	$960	$1,000
Land improvements	1,768	2,218
Buildings	12,554	13,766
Machinery and equipment	22,343	23,092
Furniture and fixtures	6,482	6,934
Mobile equipment and other	1,019	969
Construction-in-process	422	4,252

Total property, plant and equipment	45,548	52,231
Less accumulated depreciation	(23,586)	(25,570)

Net property, plant and equipment	$21,962	$26,661

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

6. Other Intangible Assets

        The following is a summary of the Company's other intangible assets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
December 31, 2010:
Indefinite-lived intangibles:
Trademark and tradenames	$60,000	$—	$60,000
Amortizable intangibles:
Dealer network	80,000	27,000	53,000
Customer relations	2,000	689	1,311
Patents	15,116	3,977	11,139
Noncompete agreements	5,050	5,050	—
Trademark—Blizzard	3,100	1,602	1,498
License	20	20	—

Amortizable intangibles, net	105,286	38,338	66,948

Total	$165,286	$38,338	$126,948

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
December 31, 2009:
Indefinite-lived intangibles:
Trademark and tradenames	$60,000	$—	$60,000
Amortizable intangibles:
Dealer network	80,000	23,000	57,000
Customer relations	2,000	555	1,445
Patents	15,077	3,180	11,897
Noncompete agreements	4,820	4,020	800
Trademark—Blizzard	3,100	1,292	1,808
License	17	17	—

Amortizable intangibles, net	105,014	32,064	72,950

Total	$165,014	$32,064	$132,950

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

6. Other Intangible Assets (Continued)

        Amortization expense for intangible assets was $6,001, $6,161 and $6,160 for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense for the next five years is as follows:

2011	$5,201
2012	5,199
2013	5,193
2014	5,193
2015	5,142

        The weighted average remaining life for intangible assets is 13.3 years.

7. Long-Term Debt

        Long-term debt is summarized below:

	December 31,
	2010	2009
Term Loan, net of debt discount of $358 at December 31, 2010	$121,154	$82,663
Senior notes	—	150,000

Total long-term debt	121,154	232,663
Less current maturities	1,183	850

	$119,971	$231,813

        The scheduled maturities on long-term debt at December 31, 2010, are as follows:

2011	$1,183
2012	1,183
2013	80,446
2014	333
2015	333
Thereafter	37,676

$121,154

        As of December 31, 2009, the Company's senior credit facilities consisted of an $85,000 term loan facility and a $60,000 revolving credit facility with a group of banks and the Company also had outstanding $150,000 of 7.75% senior notes (the "Senior Notes") due January 15, 2012. Concurrent with the consummation of the IPO in 2010, the Company amended its senior credit facilities to, among other things, (i) allow it to redeem the Senior Notes, (ii) increase the size of its term loan facility by $40,000 and (iii) amend certain of the provisions in its senior credit facilities which govern the Company's ability to pay dividends. Consequently, at December 31, 2010, the Company's senior credit

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

7. Long-Term Debt (Continued)

facilities consist of a $125,000 term loan facility and a $60,000 revolving credit facility with a group of banks. In connection with the amendments to the Company's senior credit facilities, the interest on the existing portion of the term loan facility was revised. The change consisted of an increase from an interest rate equal to (at the Company's option) either the base rate plus 1.25% or the eurodollar rate plus 2.25% to (at the Company's option) either the base rate (which shall be no less than 3%) plus 3.5% or the eurodollar rate (which shall be no less than 2%) plus 4.5%. The interest for the additional $40,000 increase in the Company's term loan facility is an interest rate equal to (at the Company's option) either the base rate (which shall be no less than 3%) plus 4% or the eurodollar rate (which shall be no less than 2%) plus 5%. Under the revolving credit facility, the margin for base rate loans is either 0.25% or 0.50% and the margin for eurodollar rate loans is either 1.25% or 1.50%, in each case determined based on the Company's leverage ratio from time to time. The amendment of the term loan facility resulted in a significant modification of the debt which resulted in the write off of unamortized capitalized deferred financing costs of $995 and expenditures of $2,045 related to financing costs paid to existing lenders which was recorded as a loss on extinguishment of debt in the consolidated statements of operations in the year ended December 31, 2010.

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

        After effecting the discharge of the Senior Notes, the maturity date for the Company's revolving credit facility is May 21, 2012, and the Company's term loan amortizes in nominal amounts quarterly with the balance payable on May 21, 2013 with respect to the existing term loans and May 21, 2016 with respect to the additional term loans.

        At December 31, 2010 the Company had no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $60 million.

        The Company's senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company's subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company's revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained (such event, a "liquidity event"), and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. In addition, the Company's revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, during the occurrence of a liquidity event, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company's revolving credit facility. At December 31, 2010, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

7. Long-Term Debt (Continued)

        In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for allowed distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2010 and 2009, the Company was not required to make an excess cash flow payment.

        As of December 31, 2010 and 2009, the Company had no letters of credit outstanding.

8. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2010	2009
Payroll and related costs	$2,993	$3,659
Employee benefits	2,334	2,534
Accrued warranty	3,399	3,040
Other	3,197	3,365

	$11,923	$12,598

9. Warranty Liability

        The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company's warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company's prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management's judgment. The company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

9. Warranty Liability (Continued)

warranty record to assess. The warranty reserve is included with Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheets.

        The following is a rollforward of the Company's warranty liability:

	December 31,
	2010	2009	2008
Balance at the beginning of the period	$3,040	$2,272	$1,593
Warranty provision	2,604	2,913	2,523
Claims paid/settlements	(2,245)	(2,145)	(1,844)

Balance at the end of the period	$3,399	$3,040	$2,272

10. Income Taxes

        The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2010	2009	2008
Current:
Federal	$—	$1,284	$2,642
State	231	892	205

	231	2,176	2,847
Deferred:
Federal	363	3,165	3,449
State	278	(1,355)	497

	641	1,810	3,946

	$872	$3,986	$6,793

        A reconciliation of income tax expense (benefit) computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Federal income tax expense at statutory rate	$862	$4,840	$6,392
State taxes (benefit), net of federal benefit	7	302	(135)
Valuation allowance changes	311	(1,129)	599
Change in uncertain tax positions, net	(349)	276	149
Research and development credit	(117)	(194)	(40)
Rate change	95	—	—
Other	63	(109)	(172)

	$872	$3,986	$6,793

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

10. Income Taxes (Continued)

        Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$456	$284
Inventory reserves	533	726
Warranty liability	1,291	1,143
Deferred compensation	666	264
Pension and retiree health benefit obligations	6,145	6,103
Accrued vacation	428	523
Medical claims reserve	214	214
State net operating losses	3,160	2,490
Federal net operating losses	3,310	—
Valuation allowance for state net operating losses	(877)	(566)
Other accrued liabilities	886	784

Total deferred tax assets	16,212	11,965
Deferred tax liabilities:
Tax deductible goodwill	(17,474)	(14,789)
Other intangibles	(12,960)	(10,758)
Accelerated depreciation	(865)	(1,280)
Prepaid insurance	(241)	(209)
Deferred stock units	(180)	(113)

Total deferred tax liabilities	(31,720)	(27,149)

Net deferred tax liabilities	$(15,508)	$(15,184)

        Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

        State operating loss carry forwards for tax purposes were $61,112 at December 31, 2010 and result in future tax benefits of approximately $3,160. These loss carry-forwards will expire beginning in 2019. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability and future projections of profitability, the Company concluded that a valuation allowance of approximately $877 is necessary at December 31, 2010 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit.

        In the first quarter of 2009 the Company reversed $1,213 of its valuation allowance for state net operating losses in Wisconsin due to a tax law change, which was effective January 1, 2009.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

10. Income Taxes (Continued)

        A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2010	2009
Balance at beginning of year	$2,095	$1,613
Increases for tax positions taken in the current year	—	356
Increases for tax positions taken in prior years	—	126
Decreases due to settlements with taxing authorities	(1,297)	—

Balance at the end of year	$798	$2,095

        The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $591 and $1,154 at December 31, 2010 and 2009 respectively. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $174 and $653 of accrued interest and penalties is reported as an income tax liability at December 31, 2010 and 2009, respectively. The liability for unrecognized tax benefits is reported in Other Liabilities on the consolidated balance sheets at December 31, 2010 and 2009. The Company recognized ($478) and $153 of (benefits) expenses related to interest and penalties in income tax expense for the years ended December 31, 2010 and 2009, respectively.

        The Company files income tax returns in the United States (Federal), Wisconsin (state), Maine (state) and various other states. Tax years open to examination by tax authorities under the statute of limitations include 2008, 2009 and 2010 for Federal and 2006 through 2010 for most states. Tax returns for the 2010 tax year have not yet been filed.

11. Deferred Compensation

        The Company has a long-term incentive compensation plan covering certain management employees. Under the terms of the plan, the participants earn (lose) additional compensation based upon a percentage of the Company's cash flow from operations reduced by capital expenditures under a predetermined formula. In addition, participants' account balances under the plan increase or decrease on an annual basis based upon the Company's cash flow from operations reduced by capital expenditures under a predetermined formula. Amounts credited to participant accounts under the plan are non-forfeitable unless a participant is terminated for cause or voluntarily terminates his or her employment with the Company. In either of these events, the terminated participant will forfeit any positive amounts allocated to his or her account for the two years preceding the year of termination.

        Compensation earned under the plan is deferred until such time as the participant has an account balance of more than two times his or her base compensation, at which point 20% of the balance is

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

11. Deferred Compensation (Continued)

paid to the participant in cash in a lump sum. Participants are paid their vested account balances under the plan upon separation from the Company as follows:

Payment Method
Death, long-term disability, or normal retirement	Lump sum
Balance of less than $75,000	Lump sum
Balance greater than $75,000	5 equal annual installments

        With respect to account balances paid in installments, participants earn interest each year on the unpaid balance at the one-year U.S. Treasury rate in effect at the beginning of the year.

        Activity for the plan is as follows:

	December 31
	2010	2009
Balance at beginning of year	$1,705	$1,791
Participant earnings according to the terms of the plan	128	120
Payments to current and former participants	(258)	(206)
Adjustments to Plan	(283)	—

Balance at end of year	1,292	1,705
Less current portion	(225)	(223)

Long Term balance at end of year	$1,067	$1,482

        Effective December 31, 2010, the Company modified the deferred compensation plan. The Company will continue to pay its obligations to previously designated recipients in accordance with the deferred compensation plan. However, no new compensation will be earned under the deferred compensation plan. As there were modifications to the deferred compensation plan, the Company reduced its obligation for expected forfeitures which was based on historical turnover as included above as "Adjustments to Plan."

12. Employee Retirement Plans

Pension benefits

        The Company provides noncontributory defined benefit pension plans for most employees. Plans covering salaried employees generally provide pension benefits that are based on the employee's average earnings and credited service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that the Company may determine to be appropriate.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

12. Employee Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

	December 31
	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$24,723	$23,010
Service cost	800	820
Interest cost	1,432	1,355
Actuarial loss	2,884	403
Benefits paid	(956)	(865)
Effect of curtailment	(326)	—

Benefit obligation at end of year	28,557	24,723
Change in plan assets:
Fair value of plan assets at beginning of year	15,766	12,648
Actual return on plan assets	2,085	2,630
Employer contributions through December 31	909	1,353
Benefits paid	(956)	(865)

Fair value of plan assets at end of year	17,804	15,766

Funded Status: accrued pension liability	$(10,753)	$(8,957)

        In May 2010, in connection with the upcoming closure of the Company's manufacturing facility in Johnson City, TN substantially all the employees at this facility were terminated. This resulted in a cessation of all future benefit accruals for these employees under the Company's pension and other post employment benefit ("OPEB") plans. A curtailment gain of $326 was recognized as a reduction to the net actuarial loss, as the curtailment liability gain was less than the unrecognized net actuarial loss prior to the curtailment for the pension plan in the year ending December 31, 2010. Therefore, this did not impact the consolidated statement of operations for the year ending December 31, 2010.

        The components of net periodic pension cost consisted of the following for the years ended December 31,

	2010	2009	2008
Component of net periodic pension cost:
Service cost	$800	$820	$1,159
Interest cost	1,432	1355	1,667
Expected return on plan assets	(1,162)	(984)	(1,914)
Amortization of net loss	324	519	0

Net periodic pension cost	$1,394	1,710	$912

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

12. Employee Retirement Plans (Continued)

        The accumulated benefit obligation for all pension plans as of December 31, 2010 and 2009, was $26,078 and $22,957, respectively.

        In accordance with its adoption of ASC 715-20, the Company used December 31, as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2010	2009	2008
Discount rates	6.0%	6.0%	6.0%
Rates of increase in compensation levels:
Salaried	3.5	3.5	3.5
Hourly	N/A	N/A	N/A
Expected long-term rate of return on assets	8.0	8.0	8.0

        The discount rate used to determine the benefit obligation at December 31, 2010 and 2009 is 5.5% and 6.0%, respectively.

        For 2011, the expected long-term rate of return on plan assets is 8.0%. To determine the long-term rate of return assumption for plan assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

        The expected benefit payments under the pension plans are as follows:

2011	$1,160
2012	1,240
2013	1,280
2014	1,310
2015	1,330
2016-2019	7,600

        The Company made required minimum pension funding contributions of $909 to the pension plans in 2010 and currently expects to make $1,917 required minimum pension funding contributions in 2011.

        The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans, which is designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The current weighted-average target asset allocations are reflective of actual investments at December 31, 2010 and 2009. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

12. Employee Retirement Plans (Continued)

        The Company's weighted-average asset allocation for the qualified pension plans by asset category at December 31 is as follows:

	Target	2010		2009
Large Cap Equity	37%	$6,297	35%	$6,106	39%
Mid Cap Equity	4%	799	5%	601	4%
Small Cap Equity	3%	772	4%	586	4%
International Equity	12%	2,379	13%	2,015	13%
Emerging markets Equity	2%	284	2%	240	2%
Fixed Income and Cash Equivalents	34%	6,148	35%	5,241	33%
Real Estate	8%	1,125	6%	977	6%

Total	100%	$17,804	100%	$15,766	100%

        The investment strategy is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of the investment markets. The investment market outlook utilizes both historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the needs of the plan. The core asset allocation utilizes investment portfolios of various asset classes and multiple investment managers in order to help maximize the plan's return while providing multiple layers of diversification to help minimize risk.

        The following table presents the fair values of the plan assets related to the Company's pension plans within the fair value hierarchy as defined in Note 2.

        The fair values of the Company's pension plan assets as of December 31, 2010 are as follows (in thousands):

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$10,938	$—	$10,938	$—
Fixed-income holdings	6,148	—	6,148	—
Alternative investments	718	—	—	718

Total pension plan assets	$17,804	$—	$17,086	$718

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

12. Employee Retirement Plans (Continued)

        The fair values of the Company's pension plan assets as of December 31, 2009 are as follows (in thousands):

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$9,906	$—	$9,906	$—
Fixed-income holdings	5,241	—	5,241	—
Alternative investments	619	—	—	619

Total pension plan assets	$15,766	$—	$15,147	$619

        The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

	December 31,
	2010	2009
Balance, beginning of year	$619	$905
Actual return on plan assets held at reporting date	99	(286)

Balance, end of year	$718	$619

        The fair value of the real estate fund is determined by taking the appraised values of the properties on hand plus other assets and subtracting mortgage loans and other liabilities.

Postretirement benefits

        The Company provides postretirement healthcare benefits for certain employee groups. The postretirement healthcare plans are contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest until they retire from active employment with the Company and have at least twelve years of service. These benefits can be amended or terminated at anytime and are subject to the same ongoing changes as our healthcare benefits for employees with respect to deductible, co-insurance and participant contributions.

        Effective January 1, 2004, the postretirement healthcare benefits were extended to all active employees of the Company as of December 31, 2003. The period of coverage was reduced and the retiree contribution percentage was increased in order to keep the cost of the plan equivalent to the previous plan design.

        Maximum coverage under the plan is limited to ten years. All benefits terminate upon the death of the retiree. Employees who began working for the Company after December 31, 2003, are not eligible for postretirement healthcare benefits.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

12. Employee Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,198	$7,155
Service cost	308	305
Interest cost	455	420
Participant contributions	94	86
Changes in actuarial assumptions	(154)	701
Benefits paid	(294)	(469)
Plan Curtailment	(1,031)	—

Projected benefit obligation at end of year	$7,576	$8,198

Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$341	$350
Retiree health benefit obligation	7,235	7,848

	$7,576	$8,198

        In May 2010, in connection with the upcoming closure of the Company's manufacturing facility in Johnson City, TN substantially all the employees at this facility were terminated. This resulted in a cessation of all future benefit accruals for these employees under the Company's pension and other post employment benefit ("OPEB") plans. The curtailment gain for the OPEB plan, exceeded the unrecognized net actuarial loss prior to the curtailment and resulted in a gain of $1,031 of which $667 was recorded in selling, general and administrative expense in the consolidated statement of operations for year ended December 31, 2010 and $364 (before taxes) was recognized as a reduction to the net actuarial loss in accumulated other comprehensive loss at December 31, 2010.

        The assumed discount and healthcare cost trend rates are summarized as follows:

	December 31
	2010	2009	2008
Discount rate	5.5%	6.0%	6.0%
Immediate healthcare cost trend rate	9.0	9.0	8.5
Ultimate healthcare cost trend rate	5.0	5.0	5.0
Assumed annual reduction in trend rate	**	0.5	0.5
Participation	80	80	80

**
Health Care Cost Trend rate is assumed to be 9.0% beginning in 2011 gradually reducing to an ultimate rate of 5.0% in 2017.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

12. Employee Retirement Plans (Continued)

        The discount rate used to determine the benefit obligation at December 31, 2010, 2009 and 2008 is 5.5%, 6.0%, and 6.0%, respectively. In all years presented the combination of pension cash flows were used to develop a single equivalent discount rate. For December 31, 2010, the health care cost trend rate is assumed to be 9.0% beginning in 2011 gradually reducing to an ultimate rate of 5.0% in 2017. In 2009 and 2008 a flat rate of 0.5% was used for the health care cost trend.

        A one percentage point change in the healthcare cost trend rate would have the following effect at December 31, 2010:

	1% Increase	1% Decrease
Effect on total service and interest cost	$98	$(83)
Effect on postretirement benefit obligation	904	(774)

        Amounts included in other comprehensive loss, net of tax, at December 31, 2010, which have not yet been recognized in net periodic pension cost, were net actuarial gain (loss) of $(4,835) and $404 for the pension plans and postretirement healthcare benefits, respectively. The estimated actuarial gain (loss) for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2011 are ($454) and $61 for the pension plans and postretirement healthcare benefits, respectively.

        During the year ended December 31, 2008 the Company adopted the guidance originally issued under FAS No. 158 (codified under ASC 715-20) to measure the funded status of the plan as of its year end, December 31 versus the previous measurement date of October 1. Upon adoption of this requirement, the Company recorded a reduction to retained earnings of $114 net of tax of $68 and an increase to accumulated other comprehensive loss of $1,642, net of tax of $896.

Defined contribution plan

        The Company has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code that provides substantially all employees an opportunity to accumulate personal funds for their retirement. Contributions are made on a before-tax basis to these plans.

        As determined by the provisions of the plan, the Company matches a portion of the employees' basic voluntary contributions. The Company matching contributions to the plan were approximately $123, $137 and $140 for the years ended December 31, 2010, 2009 and 2008, respectively.

13. Stock-Based Compensation

Amended and Restated 2004 Stock Incentive Plan

        In connection with the IPO, in May 2010, the Company's Board of Directors and stockholders amended and restated the Company's 2004 Stock Incentive Plan (as amended and restated, the "A&R 2004 Plan") and certain outstanding award agreements thereunder, to among other things, eliminate the ability of the holders thereunder to use a promissory note to pay any portion of the exercise price of the options, to provide that the use of "net exercises" to pay any portion of the exercise price of the options shall be at the sole discretion of the committee administering the A&R 2004 Plan, and to effect

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

13. Stock-Based Compensation (Continued)

certain ministerial changes under the A&R 2004 Plan. In addition, in connection with the IPO, the Board of Directors also resolved not to issue any further awards under the A&R 2004 Plan. As of December 31, 2010, 356,613 shares of common stock are reserved for issuance upon the exercise of outstanding options under the A&R 2004 Plan. All outstanding options are fully vested, excluding 47,500 options, of which 23,750 will vest on August 27, 2011 and the remaining options will vest on August 27, 2012. All options expire 10 years from the date of grant.

2010 Stock Incentive Plan

        In connection with the IPO, in May 2010, the Company's Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the "2010 Plan"). The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan.

        In May 2010, in connection with the IPO, an aggregate of 208,130 shares of restricted stock were granted to certain officers and employees under the 2010 Plan. The restricted stock awards were time-based and vest over a five-year period in equal annual installments of 20% per year, commencing on the first anniversary of the grant date. In the fourth quarter of 2010, the compensation committee retroactively modified the participation of the restricted stock to the IPO. Previously, the restricted stock did not carry voting or dividend rights until the stock vested. Subsequent to the amendment, the restricted stock carried both voting and dividend rights retroactively to the IPO date.

        In the final quarter of 2010, the compensation committee approved a long-term incentive program (the "LTIP") under the 2010 Plan. Under the LTIP, executive officers, including its named executive officers, will be issued shares of the Company's common stock. The initial awards under the LTIP consist of (i) a performance-based incentive award that will result in an issuance to the executive officers of 44,350 unrestricted shares of common stock in March 2011 based upon performance metrics both performed and earned through December 31, 2010 and (ii) an issuance of 33,954 shares of restricted stock, subject to vesting contingent on the executive officer's continuous employment with the Company through the applicable vesting date. The first tranche will be immediately vested upon issuance. The remaining two tranches will vest in January 2012 and 2013, contingent on the executive officer's continuous employment through the applicable vesting date. The restricted shares granted in October of 2010 carry dividend rights once the shares are issued, but no voting rights until vesting.

Stock Options

        The following table summarizes information with respect to the Company's stock option activity under the A&R 2004 Plan for the years ended December 31, 2010, 2009 and 2008. In connection with the IPO, certain of the Company's selling stockholders exercised 288,001 stock options and sold the underlying shares. Such stockholders paid the exercise price of such options through a net exercise. Subsequent to the IPO, certain of the Company's option holders exercised 174,571 stock options and

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

13. Stock-Based Compensation (Continued)

paid the exercise price of such options through a net exercise, resulting in an additional 95,000 outstanding shares. The options exercised in conjunction with the IPO as well as those exercised subsequently in the year ended December 31, 2010 were granted under APB 25 with an exercise price equal to fair value at date of grant, and accordingly no compensation expense was recorded at the time of grant. Because of the net exercise mechanism, the option holders did not bear the risk and rewards of the options. As such, the Company recorded $2,975 of stock based compensation expense for the year ended December 31, 2010 related to stock options.

	December 31, 2010		December 31, 2009		December 31, 2008
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding—beginning of year	819,185	$4.21	908,556	$4.21	1,058,894	$4.21
Granted	—	—	—	—	—	—
Canceled	—	—	(89,371)	4.21	(150,338)	4.21
Exercised	(462,572)	4.21	—	—	—	—

Outstanding—end of year	356,613	$4.21	819,185	$4.21	908,556	$4.21

Exercisable—end of year	309,113	$4.21	747,935	$4.21	659,656	$4.21

        As of December 31, 2010, 2009 and 2008, the weighted-average remaining contractual life of all outstanding options was 4.0, 4.8 and 5.8 years, respectively. As of December 31, 2010, 2009 and 2008, the weighted-average remaining contractual life of all exercisable options was 3.6, 4.6 and 5.5 years, respectively.

        The aggregate intrinsic value of the options at December 31, 2010 was $3,901 and $3,382 for options outstanding and exercisable, respectively. The aggregate intrinsic value of the options at December 31, 2009 was $6,752 and $6,165 for options outstanding and exercisable, respectively. There were no options exercised for the years ended December 31, 2009 and 2008. The aggregate intrinsic value of stock options exercised during 2010 was $2,885.

        On January 23, 2009, the Company entered into securities repurchase agreements with certain members of management. Pursuant to these agreements, the Company repurchased at fair value and subsequently retired 32,633 shares of common stock and 89,371 stock options in exchange for aggregate consideration of $1,137, comprised of a cash payment of $1,000 and the satisfaction of the remaining principal amount of $137 on promissory notes held by the members of management. As a result of the repurchase of stock options, the Company recorded $732 of compensation expense in the first quarter of 2009, which represented the fair value of the repurchased options. See footnote 16, "Redeemable stock and stockholders' equity." Stock-based compensation for the years ended December 31, 2008 was not material.

        As of December 31, 2010 and 2009, the Company has stockholders' notes receivable with recourse of $482 and $1,013 including accrued interest, respectively, related to the exercise of options, which are included as a component of stockholders' equity. The stockholders' notes receivable are payable in 2014 and bear interest of 5%.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

13. Stock-Based Compensation (Continued)

Restricted Stock

        A summary of restricted stock activity for the year ended December 31, 2010 is as follows:

	Shares (In thousands)	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Term
Unvested at December 31, 2009	—	—	—
Granted	242,084	$11.68	—
Vested	—	—	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2010	242,084	$11.68	4.01 years

Expected to vest in the future at December 31, 2010	233,369	$11.68	4.01 years

        The fair value of the Company's restricted stock awards is the closing stock price on the date of grant. The closing price the date the restricted shares were granted at the time of the IPO was $11.25 per share, while the closing price of the restricted shares granted in the fourth quarter was $14.32 per share. The Company recognized $419 of compensation expense related to restricted stock awards for the year ended December 31, 2010. The unrecognized compensation expense for shares expected to vest as of December 31, 2010 was approximately $2,311 and is expected to be recognized over a weighted average period of 4.01 years.

Unrestricted Stock

        The Company granted 44,350 shares of unrestricted stock as performance based awards under the 2010 plan. The fair value of the Company's unrestricted stock awards is the closing stock price on the date of grant, or $14.32 per share. The Company recognized $635 of compensation expense related to unrestricted stock awards granted for the year ended December 31, 2010. The unrestricted awards will be issued in March 2011. There is no required vesting period for the unrestricted stock units as recipients are entitled to shares upon grant and performance satisfaction, which both occurred by the year ended December 31, 2010.

        As of December 31, 2010, the Company had 1,843,566 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

14. Earnings Per Share

        Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and common stock equivalents related to the assumed exercise of stock options, using the two-class

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

14. Earnings Per Share (Continued)

method. Stock options for which the exercise price exceeds the average fair value have an anti-dilutive effect on earnings per share and are excluded from the calculation. There were no shares excluded from diluted earnings per share for the years presented.

        Subsequent to the payment of the third quarter 2010 dividend, which was the first dividend payment made subsequent to the IPO, management retroactively approved all restricted stockholders for shares issued and outstanding to participate in dividends. As such, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

	2010	2009	2008
Basic earnings per common share
Net income	$1,662	$9,843	$11,471
Less income allocated to participating securities	12	—	—

Net income allocated to common shareholders	$1,650	$9,843	$11,471

Weighted average common shares outstanding	18,799,761	14,423,470	14,611,855

	$0.09	$0.68	$0.79

Earnings per common share assuming dilution
Net income a	$1,662	$9,843	$11,471
Less income allocated to participating securities	12	—	—

Net income allocated to common shareholders	$1,650	$9,843	$11,471

Weighted average common shares outstanding	18,799,761	14,423,470	14,611,855
Incremental shares applicable to stock based compensation	487,685	325,328	360,834
Weighted average common shares assuming dilution	19,287,446	14,748,798	14,972,689

	$0.09	$0.67	$0.77

15. Commitments and Contingencies

        In the ordinary course of business, the Company is engaged in various litigation including product liability and intellectual property disputes. However, the Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity. In addition, the Company is not currently a party to any environmental-related claims or legal matters.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

16. Redeemable stock and stockholders' equity

Series A Redeemable Convertible Preferred Stock

        The authorized capital stock of the Company includes 100,000 shares of preferred stock, of which 65,000 shares have been designated as Series A preferred stock ("Series A"). All shares of Series A have been redeemed and therefore no shares of Series A were issued and outstanding as of December 31, 2010 and 2009. The par value of Series A is $0.01 per share.

        The Series A is non-voting except as required by Delaware law, and Series A stockholders do not have the right to elect any members of the Company's Board of Directors. The Series A ranks senior to the Series B and C preferred stock and common stock related to dividend rights and distributions upon liquidation, dissolution or winding up of the Company. Dividends accrue on the Series A at a rate of 10% per annum on the stated value of the Series A plus 10% of the aggregate of all annual dividends that a holder of Series A will have become entitled to receive but which has not been declared and paid by the Company. The Company accretes dividends based on the terms of the Series A set forth in the Company's certificate of incorporation.

        The Series A is subject to redemption at anytime, in whole or in part, at the option of the Board of Directors, which is controlled by the preferred stockholders and thus outside the control of the Company, at a redemption price per share equal to Series A stated value of $1,000 per share plus all accrued but unpaid cumulative dividends.

Series B Redeemable Preferred Stock

        One share of preferred stock has been designated as Series B preferred stock ("Series B") and no shares and one share was issued and outstanding as of December 31, 2010 and December 31, 2009, respectively. The par value of Series B is $0.01 per share.

        In addition to any voting rights to which the holders of the Series B may be entitled by law, so long as the Series B remains outstanding, the holder of the share, voting as a single series, are entitled to elect four directors to the Company's Board of Directors. The Series B ranks junior to the Series A, on parity with the Series C preferred stock and senior to the common stock as to dividend rights and distributions upon liquidation, dissolution or winding up of the Company. The holder of Series B is not entitled to receive dividends. However, subject to certain exceptions, so long as any shares of Series B or Series C preferred stock are outstanding, the Company may not pay dividends or make other distributions with respect to its junior securities (including common stock). This dividend restriction may be waived by the affirmative vote of a majority of the outstanding shares of Series B and Series C preferred stock, voting as a single class.

        The Series B is subject to mandatory redemption at any time the holder's ownership of both preferred stock and common stock falls below certain percentages. The fixed redemption price per share is $1,000 per share, which equals the initial amount paid for the share. At the time of any such redemption, any members of the Company's Board of Directors elected by the Series B shall cease to be members of the Board without further action of any kind by the Company or its stockholders. The Series B share was redeemed in conjunction with the IPO in May of 2010.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

16. Redeemable stock and stockholders' equity (Continued)

Series C Redeemable Preferred Stock

        One share of preferred stock has been designated as Series B preferred stock ("Series C") and no shares and one share was issued and outstanding as of December 31, 2010 and December 31, 2009, respectively. The par value of Series C is $0.01 per share.

        In addition to any voting rights to which the holders of the Series C may be entitled by law, so long as the Series C remains outstanding, the holder of the share, voting as a single series, is entitled to elect two directors to the Company's Board of Directors. The Series C ranks junior to the Series A, on a parity with the Series B preferred stock and senior to the common stock as to dividend rights and distributions upon liquidation, dissolution or winding up of the Company. The holder of Series C is not entitled to receive dividends. However, subject to certain exceptions, so long as any shares of Series B or Series C preferred stock are outstanding, the Company may not pay dividends or make other distributions with respect to its junior securities (including common stock). This dividend restriction may be waived by the affirmative vote of a majority of the outstanding shares of Series B and Series C preferred stock, voting as a single class.

        The Series C is subject to mandatory redemption at any time the holder's beneficial ownership of both preferred stock and common stock falls below certain percentages. The fixed redemption price per share is $1,000 per share, which equals the initial amount paid for the share. At the time of any such redemption, any members of the Company's Board of Directors elected by the Series C shall cease to be members of the Board without further action of any kind by the Company or its stockholders. The Series C share was redeemed in conjunction with the IPO in May of 2010.

Common Stock

        The Company has 200,000,000 shares of common stock authorized, of which 21,579,655 and 14,421,736 were issued and outstanding as of December 31, 2010 and 2009, respectively. The par value of the common stock is $0.01 per share.

        The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company's assets and funds remaining after payment of liabilities and after provision is made for each class of stock having preference over the Company's common stock, including Series A, B and C preferred stock.

Deferred Stock Plan

        The Company has previously issued to certain members of management deferred common stock units and deferred preferred stock units, in each case representing the right to receive less than 1% of its fully-diluted equity capitalization. These deferred units were issued in consideration for the cancellation of accrued award balances in the Douglas Dynamics, LLC Long Term Incentive Plan. Deferred units were issued at a price equal to the fair value of the common stock at the date of issuance. Deferred units have all rights of common and preferred shareholders, excluding voting rights, and convert to common and preferred stock upon a change in control, or initial public offering of the

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

16. Redeemable stock and stockholders' equity (Continued)

Company's stock. As of December 31, 2010 and 2009 there were no deferred preferred stock units outstanding.

        As of December 31, 2010 and 2009, the Company had no deferred common stock units and 174,229 deferred common stock units outstanding, respectively. In the fourth quarter of 2010, the 174,229 deferred stock units converted into common stock, subsequent to the IPO of the Company's stock, upon expiration of the lock-up agreement.

Common Stock Repurchase

        During 2008, the Company entered into securities repurchase agreements with certain members of management. Pursuant to these agreements, the Company repurchased at fair value and subsequently retired 164,493 shares of common stock for aggregate consideration of $1,775, comprised of a cash payment of $1,101 and the satisfaction of $703 of promissory notes held by members of management.

        On January 23, 2009, the Company entered into securities repurchase agreements with certain members of management. Pursuant to these agreements, the Company repurchased at fair value and subsequently retired 32,633 shares of common stock and 89,371 stock options in exchange for aggregate consideration of $1,137, comprised of a cash payment of $1,000 and the satisfaction of the remaining principal amount of $137 on promissory notes held by the members of management. As a result of the repurchase of stock options, the Company recorded $732 of compensation expense in the first quarter of 2009, which represented the fair value of the repurchased options.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

17. Valuation and qualifying accounts

        The Company's valuation and qualifying accounts for the years ended December 31, 2010, 2009 and 2008 are as follows: (dollars in thousands):

	Balance at beginning of year	Additions charged to earnings	Changes to reserve, net(1)	Balance at end of year
Year ended December 31, 2010
Allowance for doubtful accounts	$755	$966	$(521)	$1,200
Reserves for inventory	1,931	930	(1,457)	1,404
Valuation of deferred tax assets	566	343	(32)	877
Year ended December 31, 2009
Allowance for doubtful accounts	$622	$281	$(148)	$755
Reserves for inventory	1,736	1,347	(1,153)	1,931
Valuation of deferred tax assets	1,695	84	(1,213)	566
Year ended December 31, 2008
Allowance for doubtful accounts	$541	$271	$(190)	$622
Reserves for inventory	1,741	1296	(1,301)	1,736
Valuation of deferred tax assets	1,096	599	—	1,695

(1)
Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. Deductions from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of. Deductions to the valuation of deferred tax assets relate to the reversals due to changes in management's judgments regarding the future realization of the underlying deferred tax assets.

18. Restructuring

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

        Related to the facility closure, the Company recorded $50 of employee termination costs and $1,385 for other closure costs for the year ended December 31, 2010, respectively. Restructuring expenses of $1,054 were recorded for the year ended December 31, 2009. The Company does not expect to incur any additional costs related to the closure. These costs are included in the selling, general and administrative expense line in the Company's consolidated statements of operations.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

18. Restructuring (Continued)

        The following represents a reconciliation of changes in the restructuring reserves related to this project through December 31, 2010.

	Employee Termination Costs	Other Exit Costs	Total
Accrued restructuring reserves as of December 31, 2008	$—	$—	$—
Activity during year ended December 31, 2009:
Charges to earnings	690	364	1,054
Payments	—	(364)	(364)

Accrued restructuring reserves as of December 31, 2009	$690	$—	$690
Activity during year ended December 31, 2010:
Charges to earnings	50	1,385	1,435
Payments	(710)	(1,385)	(2,095)

Accrued restructuring reserves as of December 31, 2010	$30	—	$30

        In connection with the restructuring, the Company reassessed the useful lives of its manufacturing facility and certain equipment. As a result of this assessment, the Company assigned shorter useful lives to these assets and recorded accelerated depreciation of $2,071 for the year ended December 31, 2010. This change in estimate reduced basic and diluted earnings per share by $0.07 and $0.07 for the year ended December 31, 2010. The Company recorded accelerated depreciation of $900 for the year ended December 31, 2009. This change in estimate reduced basic and diluted earnings per share by $0.04 and $0.04 for the year ended December 31, 2009.

        Because of actions taken in the restructuring, the Johnson City property is being actively marketed for sale and is classified as held for sale in the consolidated balance sheet.

19. Quarterly Financial Information (Unaudited)

	2010
	First	Second	Third	Fourth
Net sales	$14,647	$66,243	$47,448	$48,457
Gross profit	$1,980	$25,061	$15,227	$18,033
Income (loss) before taxes	$(9,424)	$(1,302)	$4,464	$8,796
Net income (loss) attributable to common shareholders	$(5,719)	$75	$2,185	$5,121
Basic net earnings (loss) per common share attributable to common shareholders	$(0.40)	$—	$0.10	$0.24
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.40)	$—	$0.10	$0.23
Dividends per share	$—	$—	$0.18	$0.20

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(in Thousands Except Share and Per Share Data)

19. Quarterly Financial Information (Unaudited) (Continued)

	2009
	First	Second	Third	Fourth
Net sales	$15,173	$59,637	$50,396	$49,136
Gross profit	$3,013	$19,515	$15,155	$19,395
Income (loss) before taxes	$(8,455)	$8,684	$4,463	$9,137
Net income (loss) attributable to common shareholders	$(4,462)	$5,665	$2,738	$5,902
Basic net earnings (loss) per common share attributable to common shareholders	$(0.31)	$0.39	$0.19	$0.41
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.31)	$0.38	$0.19	$0.40
Dividends per share	$—	$—	$—	$—

        Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.