Form 10-Q
period 2011-03-31
DOUGLAS DYNAMICS, INC
filed 2011-05-09
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of registrant’s common shares outstanding as of May 9, 2011 was 21,848,947

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)

Assets
Current assets:

Cash and cash equivalents	$19,534	$20,149
Accounts receivable, net	8,970	37,040
Inventories	40,129	23,481
Deferred income taxes	7,142	7,142
Prepaid income taxes	1,260	29
Prepaid and other current assets	792	1,131
Total current assets	77,827	88,972

Property, plant, and equipment, net	21,482	21,962
Assets held for sale	1,732	1,779
Goodwill	107,222	107,222
Other intangible assets, net	125,648	126,948
Deferred financing costs, net	873	953
Other long-term assets	158	207
Total assets	$334,942	$348,043

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable	$5,093	$2,847
Accrued expenses and other current liabilities	8,901	11,923
Accrued interest	23	23
Current portion of long-term debt	1,183	1,183
Total current liabilities	15,200	15,976

Retiree health benefit obligation	7,366	7,235
Pension obligation	10,277	10,753
Deferred income taxes	23,911	22,650
Deferred compensation	947	1,067
Long-term debt, less current portion	119,675	119,971
Other long-term liabilities	404	898

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 21,848,947 and 21,579,655 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	218	216
Additional paid-in capital	128,584	127,695
Stockholders’ notes receivable	(445)	(482)
Retained earnings	33,236	46,495
Accumulated other comprehensive loss, net of tax	(4,431)	(4,431)
Total stockholders’ equity	157,162	169,493
Total liabilities and stockholders’ equity	$334,942	$348,043

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended

	March 31, 2011	March 31, 2010
	(unaudited)

Net sales	$23,490	$14,647
Cost of sales	14,419	12,667
Gross profit	9,071	1,980

Selling, general, and administrative expense	5,911	5,808
Intangibles amortization	1,300	1,540
Management fees-related party	16	347

Income (loss) from operations	1,844	(5,715)

Interest expense, net	(2,204)	(3,715)
Other income (expense), net	(115)	6
Loss before taxes	(475)	(9,424)

Income tax expense (benefit)	325	(3,705)

Net loss	$(800)	$(5,719)
Less net loss attributable to participating securities	(10)	-
Net loss attributable to common shareholders	$(790)	$(5,719)

Weighted average number of common shares outstanding:
Basic	21,414,029	14,421,736
Diluted	21,414,029	14,421,736

Loss per share:
Basic	$(0.04)	$(0.40)
Diluted	$(0.04)	$(0.40)
Cash dividends declared and paid per share	$0.57	$0.00

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended

	March 31, 2011	March 31, 2010
	(unaudited)

Operating activities

Net loss	$(800)	$(5,719)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,047	3,557
Amortization of deferred financing costs	131	302
Amortization of debt discount	17	-
Stock-based compensation	265	-
Provision for losses on accounts receivable	312	49
Deferred income taxes	1,261	1,108
Changes in operating assets and liabilities:
Accounts receivable	27,758	22,524
Inventories	(16,648)	(12,574)
Prepaid and other assets and prepaid income taxes	(843)	(5,217)
Accounts payable	2,246	(1,285)
Accrued expenses and other current liabilities	(3,514)	(7,179)
Deferred compensation	(120)	62
Benefit obligations and other long-term liabilities	(347)	129
Net cash provided by (used in) operating activities	11,765	(4,243)

Investing activities
Capital expenditures	(267)	(1,240)
Proceeds from sale of equipment	47	-
Net cash used in investing activities	(220)	(1,240)

Financing activities
Proceeds from exercise of stock options	626	--
Collection of stockholders’ notes receivable	37	--
Payments of financing costs	(51)	--
Dividends paid	(12,459)	--
Revolver borrowings	-	6,000
Repayment of long-term debt	(313)	(213)
Net cash provided by (used in) financing activities	(12,160)	5,787
Change in cash and cash equivalents	(615)	304
Cash and cash equivalents at beginning of period	20,149	69,073
Cash and cash equivalents at end of period	$19,534	$69,377

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.              Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our Form 10-K (Commission File No. 1-34728) filed with the Securities and Exchange Commission.

We operate as a single business unit.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of March 31, 2011 and the consolidated statements of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010 have been prepared by the Company and have not been audited.

Other comprehensive income (loss) includes the net income (loss) of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  Other comprehensive income (loss) was the same as net income (loss) for both of the three months ended March 31, 2011 and 2010.

The Company’s business is seasonal and consequently its results of operations and financial condition vary from quarter-to-quarter.  Because of this seasonality, the Company’s results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. The Company attempts to manage the seasonal impact of snowfall on its revenues in part through its pre-season sales program. This pre-season sales program encourages the Company’s distributors to re-stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre-season pricing and payment deferral until the fourth quarter. Thus, the Company tends to generate its greatest volume of sales during the second and third quarters. By contrast, its revenue and operating results tend to be lowest during the first quarter, as management believes the Company’s end-users prefer to wait until the beginning of a snow season to purchase new equipment and as the Company’s distributors sell off inventory and wait for the pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of the Company’s fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

2.              Fair Value

The carrying values of the Company’s cash and cash equivalents (Level 1 per Accounting Standards Codification (ASC) 820-10), trade accounts receivable, accounts payable, accrued expenses and short term borrowings approximated fair value as of March 31, 2011.  The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  Both the carrying value and fair value (Level 2 per ASC 820-10) of the Company’s long-term debt at March 31, 2011 was $120,858.

3.              Inventories

Inventories consist of the following:

	March 31,	December 31,
	2011	2010

Finished goods and work-in-process	$38,547	$21,896
Raw material and supplies	1,582	1,585
	$40,129	$23,481

4.              Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2011	2010

Land	$960	$960
Land improvements	1,768	1,768
Buildings	12,554	12,554
Machinery and equipment	22,303	22,343
Furniture and fixtures	6,554	6,482
Mobile equipment and other	1,053	1,019
Construction-in-process	582	422
Total property, plant and equipment	45,774	45,548
Less accumulated depreciation	(24,292)	(23,586)
Net property, plant and equipment	$21,482	$21,962

5.              Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2011	2010

Term Loan	$120,858	$121,154
Total long-term debt	120,858	121,154
Less current maturities	1,183	1183
	$119,675	$119,971

At March 31, 2011, the Company’s senior credit facilities consisted of a $125,000 term loan facility and a $60,000 revolving credit facility with a group of banks. The term loan facility was comprised of the original as amended $85,000 term loan facility and a $40,000 additional term loan.  The Company paid interest on the original $85,000 term loan (at the Company’s option) either the base rate (which shall be no less than 3%) plus 3.5% or the eurodollar rate (which shall be no less than 2%) plus 4.5%.  The interest for the additional $40,000 term loan was a rate equal to (at the Company’s option) either the base rate (which could be no less than 3%) plus 4% or the eurodollar rate (which could be no less than 2%) plus 5%.  Under the revolving credit facility, the margin for base rate loans was either 0.25% or 0.50% and the margin for eurodollar rate loans was either 1.25% or 1.50%, in each case determined based on the Company’s leverage ratio from time to time.

The maturity date for the Company’s revolving credit facility was May 21, 2012, and the Company’s term loan amortizes in nominal amounts quarterly with the balance payable on May 21, 2013 with respect to the existing term loans and May 21, 2016 with respect to the additional term loans. See Note 15, Subsequent Events, for a description of modifications to the Company’s senior credit facilities that took place in April 2011.

At March 31, 2011 the Company had no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $45,938.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default.  The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict the subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained (such event, a “liquidity event”), and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred.  In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, during the occurrence of a liquidity event, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0.  Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility.  At March 31, 2011, the Company was in compliance with the respective covenants.  The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for allowed distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of March 31, 2011 and December 31, 2010, the Company was not required to make an excess cash flow payment.

6.              Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	March 31,	December 31,
	2011	2010

Payroll and related costs	$1,997	$2,993
Employee benefits	2,704	2,334
Accrued warranty	2,270	3,399
Other	1,930	3,197
	$8,901	$11,923

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended
	March 31, 2011	March 31, 2010

Balance at the beginning of the period	$3,399	$3,040
Warranty provision	387	229
Claims paid/settlements	(1,516)	(1,336)
Balance at the end of the period	$2,270	$1,933

8.             Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended
	March 31, 2011	March 31, 2010

Component of net periodic pension cost:
Service cost	$240	$200
Interest cost	385	358
Expected return on plan assets	(339)	(290)

Amortization of net loss	113	81
Net periodic pension cost	$399	$349

The Company estimates its total required minimum contributions to its pension plans in 2011 will be $1,160.  Through March 31, 2011, the Company has made $875 of cash contributions to the pension plans in 2011 versus $289 through the same period in 2010.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended
	March 31, 2011	March 31, 2010

Components of net periodic other postretirement benefit cost
Service cost	$66	$82
Interest cost	102	120
Amortization of net gain	(15)	(3)
Net periodic other
postretirement benefit cost	$153	$199

9.  Dividends

Cash dividends declared and paid on a per share basis were as follows:

	Three months ended
	March 31,
	2011	2010

Dividends declared	$0.57	$0.00
Dividends paid	$0.57	$0.00

10.       Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents related to the assumed exercise of stock options, using the two-class method. Stock options for which the exercise price exceeds the average fair value have an anti-dilutive effect on earnings per share and are excluded from the calculation. There were 186,857 and 819,185 shares excluded from diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, as the shares would be anti-dilutive for those periods as the Company incurred a net loss.

As restricted shares participate in dividends, in accordance with ASC 260, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

	Three months ended
	March 31, 2011	March 31, 2010

Basic earnings per common share
Net loss	$(800)	$(5,719)
Less loss allocated to participating securities	(10)	-
Net loss allocated to common shareholders	$(790)	$(5,719)
Weighted average common shares outstanding	21,414,029	14,421,736
	$(0.04)	$(0.40)

Earnings per common share assuming dilution
Net loss	$(800)	$(5,719)
Less loss allocated to participating securities	(10)	-
Net loss allocated to common shareholders	$(790)	$(5,719)
Weighted average common shares outstanding	21,414,029	14,421,736
Incremental shares applicable to stock based compensation	-	-
Weighted average common shares assuming dilution	21,414,029	14,421,736
	$(0.04)	$(0.40)

11.  Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

In connection with the Company’s initial public offering (the “IPO”), in May 2010, the Company’s Board of Directors and stockholders amended and restated the Company’s 2004 Stock Incentive Plan (as amended and restated, the “A&R 2004 Plan”) and certain outstanding award agreements thereunder, to among other things, eliminate the ability of the holders thereunder to use a promissory note to pay any portion of the exercise price of the options, to provide that the use of “net exercises” to pay any portion of the exercise price of the options shall be at the sole discretion of the committee administering the A&R 2004 Plan, and to effect certain ministerial changes under the A&R 2004 Plan.  In addition, in connection with the IPO, the Board of Directors also resolved not to issue any further awards under the A&R 2004 Plan.  As of March 31, 2011, 207,962 shares of common stock are reserved for issuance upon the exercise of outstanding options under the A&R 2004 Plan.  All outstanding options are fully vested, excluding 47,500 options, of which 23,750 will vest on August 27, 2011 and the remaining options will vest on August 27, 2012.   All options expire 10 years from the date of grant.

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

The following summarizes restricted stock grants under the 2010 Stock Incentive Plan:

•                  May 2010 - An aggregate of 208,130 shares of restricted stock were granted to certain officers and employees under the 2010 Plan.  The restricted stock awards were time-based and vest over a five-year period in equal annual installments of 20% per year, commencing on the first anniversary of the grant date.

•                  October 2010 -  An aggregate of 33,954 shares of restricted stock were granted to certain officers and employees under the 2010 Plan.  The restricted stock awards were time based and vest over a three-year period in equal annual installments.  The first tranche vested upon issuance in January 2011 and the remaining two tranches will vest in January 2012 and 2013, contingent on the continuous employment through the applicable vesting date.

•                  January 2011- An aggregate of 4,500 shares of restricted stock were granted to certain employees under the 2010 Plan.   The restricted stock awards are time based and vest over a three-year period in equal annual installments of thirty three and one third percent per year, commencing on January 1, 2012 and each subsequent January 1, 2013 and 2014, respectively.

•                  March 2011- An aggregate of 38,190 shares of restricted stock were granted to certain officers and employees under the 2010 Plan.  The restricted stock awards are time based and vest over a three-year period in equal annual installments of thirty three and one third percent per year, commencing on January 1, 2012 and each subsequent January 1, 2013 and 2014, respectively.

The restricted stock does not carry voting rights until the stock vests.   However, restricted stock holders do participate in dividends.

In March 2011, an aggregate of 57,305 shares of unrestricted stock were granted to certain officers and employees under the 2010 Plan.  The unrestricted stock awards are performance based and will vest upon issuance in March 2012.  The Company recognized $83 of compensation expense related to unrestricted stock awards granted for the three months ended March 31, 2011.  The unrestricted stock does not carry voting rights or participate in dividends until the stock vests.

As of March 31, 2011, the Company had 1,801,214 shares of common stock available for future issuance of awards under the 2010 Plan.  The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

The following table summarizes information with respect to the Company’s stock option activity under the A&R 2004 Plan for the three months ended March 31, 2011. Certain of the Company’s stockholders exercised 148,651 stock options, of which 27,117 options were exercised utilizing a broker assisted cashless exercise.    The options exercised were granted under APB 25 with an exercise price equal to fair value at date of grant, and accordingly so, no compensation expense was recorded at the time of grant.  The Company did not bear the risk and rewards of the options and thus, did not record stock based compensation expense.  The option holders paid the Company the required exercise price for the remaining options at the time of exercise and therefore did not record any stock based compensation expense. The following is a rollforward of stock option activity for the three months ended March 31, 2011.

Three months ended
March 31, 2011
Stock options - beginning of period	356,613
Options exercised	148,651
Stock options - end of period	207,962

Restricted Stock Awards

A summary of restricted stock activity for the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2010	242,084	$11.68	4.01 years
Granted	42,690	$15.00	2.75 years
Vested	(8,490)	$14.32
Cancelled and forfeited	—	—

Unvested at March 31, 2011	276,284	$12.11	3.67 years

Expected to vest in the future at March 31, 2011	266,342	$12.11	3.67 years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $182 of compensation expense related to restricted stock awards granted for the three months ended March 31, 2011.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2011 was approximately $2,790 and is expected to be recognized over a weighted average period of 3.67 years.

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

13.          Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the effective combined federal and state tax rate for 2011 will be approximately 39%.  The Company’s effective tax rate was (68.4%) and 39.3% for the three months ended March 31, 2011 and 2010, respectively.  The effective tax rate (benefit) for the three months ended March 31, 2011 was higher than the corresponding period in 2010 due to adjusting the Company’s net deferred tax liabilities to the higher estimated federal rate for 2011 compared to the actual rate incurred in 2010.

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

During the three-month periods ended March 31, 2011 and March 31, 2010 the Company recognized management fees and related expenses of $16 and $347, respectively, relating to the Joint Management Service Agreement.

15.       Subsequent Events

On April 18, 2011, the Company amended its senior credit facilities to, among other things, (i) increase the borrowing ability under the revolving credit agreement by $10,000, and (ii) amend certain of the provisions in its senior credit facilities which govern the Company’s ability to pay dividends.  Consequently, as of April 18, 2011, the Company’s senior credit facilities consisted of a $125,000 term loan facility and a $70,000 revolving credit facility with a group of banks. Prior to the April 2011 changes to the Company’s senior credit facilities, the interest on the original $85,000 term loan facility was (at the Company’s option) either the base rate (which shall be no less than 3%) plus 3.5% or the eurodollar rate (which shall be no less than 2%) plus 4.5%.  The interest for the additional $40,000 in the Company’s term loan facility was an interest rate equal to (at the Company’s option) either the base rate (which shall be no less than 3%) plus 4% or the eurodollar rate (which shall be no less than 2%) plus 5%.  Under the previous revolving credit facility, the margin for base rate loans was either 0.25% or 0.50% and the margin for eurodollar rate loans is either 1.25% or 1.50%, in each case determined based on the Company’s leverage ratio from time to time.   The previous term loans consisted of an initial term loan of $85,000 and a “tack on” of $40,000. These were replaced by a term loan of $125,000.  The $60,000 revolving credit facility was ammended and restated to provide for borrowings of up to $70,000.  The agreement for the new term loan (the “Term Loan Credit Agreement”) provides for a senior secured term loan facility in the aggregate principal amount of $125,000 and generally bears interest at (at the Company’s election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.  The revolving credit facility as amended and restated (the “Revolving Credit Agreement”) provides that the Company has the option to select whether borrowings will bear interest at either (i) 2.25% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%.  The maturity date for the Company’s amended and restated revolving credit facility is April 18, 2016, and the Company’s new term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018.

The Company’s entry into the new term loan facility resulted in a significant modification of the Company’s debt which resulted in the write off of unamortized capitalized deferred financing costs of $340 and expected expenditures of $681 related to financing costs paid to existing lenders which will be recorded as a loss on extinguishment of debt in the Consolidated Statement of Operations during the three months ended June 30,2011.

Additionally, the new term loan facility includes a hedge provision, which requires the Company to enter into an interest rate hedge commencing 90 days after the closing date.   The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the Term Loans.   As of the date of the filing of this Quarterly Report on Form 10-Q the Company has not entered into a hedging agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise: “Douglas Dynamics,” the “Company,” “we,” “our,” or “us” refer to Douglas Dynamics, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) the inability of our suppliers to meet our volume or quality requirements; (vii) our inability to protect or continue to build our intellectual property portfolio; (viii) our inability to develop new products or improve upon existing products in response to end-user needs; (ix) losses due to lawsuits arising out of personal injuries associated with our products; (x) factors that could impact the future declaration and payment of dividends; and (xi) our inability to compete effectively against competition, as well as those discussed in the section entitled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

During the three months ended March 31, 2011 and 2010, we sold 3,948 and 2,646 units of snow and ice control equipment, respectively.   The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three months ended March 31, 2011 and 2010.

	Three months ended
	March 31, 2011	March 31, 2010
Equipment	60%	59%

Parts and accessories	40%	41%

The following table sets forth, for the three months ended March 31, 2011 and 2010, the consolidated statements of operations of Douglas Dynamics, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2011 and 2010 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended

	March 31, 2011	March 31, 2010
	(unaudited)
	(in thousands)

Net sales	$23,490	$14,647
Cost of sales	14,419	12,667
Gross profit	9,071	1,980

Selling, general, and administrative expense	5,911	5,808
Intangibles amortization	1,300	1,540
Management fees-related party	16	347

Income (loss) from operations	1,844	(5,715)

Interest expense, net	(2,204)	(3,715)
Other income (expense), net	(115)	6
Loss before taxes	(475)	(9,424)

Income tax expense (benefit)	325	(3,705)

Net loss	$(800)	$(5,719)

The following table sets forth for the three months ended March 31, 2011 and 2010, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended

	March 31, 2011	March 31, 2010
	(unaudited)

Net sales	100.0%	100.0%
Cost of sales	61.4%	86.5%
Gross profit	38.6%	13.5%

Selling, general, and administrative expense	25.2%	39.7%
Intangibles amortization	5.5%	10.5%
Management fees-related party	0.1%	2.4%

Income (loss) from operations	7.8%	(39.0)%

Interest expense, net	(9.4)%	(25.4)%
Other income (expense), net	(0.5)%	0.0%
Loss before taxes	(2.1)%	(64.3)%

Income tax expense (benefit)	1.4%	(25.3)%

Net loss	(3.5)%	(39.1)%

Net Sales

Net sales were $23.5 million for the three months ended March 31, 2011 compared to $14.6 million in the three months ended March 31, 2010, an increase of $8.9 million, or 61.0%. This increase was partly due to an increase in parts and accessories sales of $3.7 million or 59.7%.    The remaining increase was due to an increase in unit sales of snow and ice control equipment.  During the three months ended March 31, 2011 and 2010, we sold 3,948 and 2,646 units of snow and ice control equipment, respectively.  The increases in both parts and accessories and units was due in part to heavy snowfall in the first quarter of 2011 in the United States.

Cost of Sales

Cost of sales was $14.4 million for the three months ended March 31, 2011 compared to $12.7 million for the three months ended March 31 2010, an increase of $1.7 million, or 13.4%.  The increases in cost of sales for the three months ended March 31, 2011 compared to the corresponding period in 2010 were driven by increases in volume as discussed above under “—Net Sales”.   The effects of the increases in volume were partially offset by lower cost of sales as a percentage of sales of 61.4% for the period ended March 31, 2011 compared to 86.5% for the period ending March 31, 2010.  The decrease in cost of sales as a percentage of sales was in part due to the decreases in non-recurring accelerated depreciation, as the Company incurred costs for the period ended March 31, 2010 totaling $1.0 million, associated with reassessing the useful lives of the Company’s manufacturing facilities and certain equipment at the Johnson City plant.

Gross Profit

Gross profit was $9.1 million for the three months ended March 31, 2011 compared to $2.0 million in the three months ended March 31, 2010, an increase of $7.1 million, or 355.0%.  Gross profit dollars increased for the three month period due to an increase in units sold and lower cost of sales as a percentage of net sales.  As a percentage of net sales, gross profit increased from 13.5% for the three months ended March 31, 2010 to 38.6% for the corresponding period in 2011.

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization and management fees, were $7.2 million for the three months ended March 31, 2011, compared to $7.7 million for the three months ended March 31, 2010, a decrease of $0.5 million, or 6.5%. This decrease was a result of exit costs related to the Johnson City facility in 2010 of $0.4 million that did not recur in 2011 and reduced management fees of $0.0 million and $0.3 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively, slightly offset by increased administrative costs resulting from being a public company in 2011.

Interest Expense

Interest expense was $2.2 million for the three months ended March 31, 2011 compared to $3.7 million in the corresponding period in 2010, a decrease of $1.5 million, or 40.1%.   This decrease in interest expense for the three months ended March 31, 2011 was due to less interest expense as a result of the redemption of the 7.75% senior notes due January 15, 2012 with proceeds from the IPO in 2010, additional borrowings under the Company’s senior credit facilities and cash on hand.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the Company’s effective combined federal and state tax rate for 2011 will be approximately 39%.  The Company’s effective tax rate was (68.4%) and 39.3% for the three months ended March 31, 2011 and 2010, respectively.  The effective tax rate (benefit) for the three months ended March 31, 2011 was higher than the corresponding quarter 2010 due to adjusting the Company’s net deferred tax liabilities to the higher estimated federal tax rate for 2011 compared to the actual rate incurred in 2010.

Net Loss

Net loss for the three months ended March 31, 2011 was $0.8 million compared to net loss of $5.7 million for the corresponding period in 2010, a decrease in net loss of $4.9 million, or 86.0%.  This decrease in net loss was driven by the factors described above.  As a percentage of net sales, net loss was (3.5%) for the three months ended March 31, 2011 compared to (39.1%) for the three months ended March 31, 2010.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2011 was $4.1 million compared to ($1.2) million in the corresponding period in 2010, an increase of $5.3 million, or 441.7%.  For the three-month period ended March 31, 2011 the increase in Adjusted EBITDA is primarily attributable to increased unit sales of snow and ice control equipment and cost savings resulting from the Johnson City closure that occurred in 2010.

Free Cash Flow

Free Cash flow for the three months ended March 31, 2011 was $11.5 million compared to ($5.5) million in the corresponding period in 2010, an increase of $17.0 million, or 309.1%.  The increase in free cash flow is primarily a result of higher cash provided by operating activities of $16.0 million, as discussed below under Liquidity and Capital Resources.  In addition to the increase in cash provided by operating activities, capital expenditures decreased by $1.0 million.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial information calculated other than in accordance with U.S. generally accepted accounting principles (“GAAP”).

These non-GAAP measures include:

•                  Free Cash Flows; and

•                  Adjusted EBITDA.

These non-GAAP disclosures should not be construed as an alternative to the reported results determined in accordance with GAAP.

Free Cash Flows is a non-GAAP financial measure which we define as net cash provided by operating activities less capital expenditures.   Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.  We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three months ended
	March 31, 2011	March 31, 2010
	(In Thousands)

Net cash provided by (used in) operating activities	$11,765	$(4,243)
Acquisition of property and equipment	(267)	(1,240)

Free cash flow	$11,498 $	$(5,483)

We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31, 2011	March 31, 2010

Net Loss	$(800)	$(5,719)

Interest Expense - Net	2,204	3,715
Income Taxes	325	(3,705)
Depreciation Expense	747	2,017
Amortization	1,300	1,540
EBITDA	3,776	(2,152)

Management Fees	16	347
Stock Based Compensation	265	-
Other non-recurring charges (1)	4	619

Adjusted EBITDA	$4,061	$(1,186)

(1) Reflects severance and one-time, non-recurring expenses for costs related to the closure of our Johnson City facility of $440 for the three months ended March 31, 2010 and $4 and $179 of unrelated legal fees for the three months ended March 31, 2011 and March 31, 2010, respectively.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies”.

New Accounting Pronouncements

For the three months ended March 31, 2011, the Company did not adopt any new accounting pronouncements that had a significant impact to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.  As of March 31, 2011, our senior credit facilities consisted of a $60 million senior secured revolving credit facility, entered into by our subsidiaries, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers and a $125 million senior secured term loan facility, entered into by Douglas Dynamics, L.L.C., as borrower, each on May 21, 2007, and as amended on April 16, 2010 in connection with our IPO.  On April 18, 2011, we amended and restated our revolving credit facility and replaced our existing senior secured term loan facility. As a result of these changes, as of April 18, 2011, our senior credit facilities consisted of a $70 million senior secured revolving credit facility, entered into by our subsidiaries, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers, and a $125 million senior secured term loan facility, entered into by Douglas Dynamics, L.L.C., as borrower.

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

Our Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend, in equal quarterly installments.  The annual rate for the dividend is $0.80 per share, or $0.20 per quarter.  Our Board of Directors approved a special dividend for the first quarter of 2011 of an additional $0.37 per share.   The declaration and payment of these dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, legal requirements, taxes and other factors our Board of Directors may deem to be relevant. The terms of our indebtedness also restricts us from paying cash dividends on our common stock under certain circumstances. As a result of this dividend policy, we may not have significant cash available to meet any large unanticipated liquidity requirements. As a result, we may not retain a sufficient amount of cash to fund our operations or to finance unanticipated capital expenditures or growth opportunities, including acquisitions. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

As of March 31, 2011, we had $65.4 million of total liquidity, comprised of $19.5 million in cash and cash equivalents and borrowing availability of $45.9 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility as amended and restated in April 2011 requires us to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 at any time when the excess availability of the borrowers is less than the greater of $8.8 million and 12.5% of the revolving commitments. We expect that cash on hand, we generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at March 31, 2011, December 31, 2010 and March 31, 2010.

	As of

	March 31, 2011	December 31, 2010	March 31, 2010
Cash and cash equivalents	$19,534	$20,149	$69,377
Inventories	40,129	23,481	39,271

We had cash and cash equivalents of $19.5 million at March 31, 2011 compared to cash and cash equivalents of $20.1 million and $69.4 million at December 31, 2010 and March 31, 2010, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three months ended March 31,
Cash Flows (in thousands)	2011	2010	Change	% Change

Net cash provided by (used in) operating activities	$11,765	$(4,243)	$16,008	(377.3)%
Net cash used in investing activities	(220)	(1,240)	1,020	(82.3)%
Net cash provided by (used in) financing activities	(12,160)	5,787	(17,947)	(310.1)%

Increase (Decrease) in cash	$(615)	$304	$(919)	(302.3)%

Net cash provided by (used) in operating activities increased $16.0 million from the three months ended March 31, 2010 to the three months ended March 31, 2011.  This increase in cash provided by operating activities was driven mainly by working capital changes and higher net income because of higher unit sales in the first quarter ended March 31, 2011 compared to the corresponding period in 2010.  In addition to working capital changes, accrued interest decreased $2.4 million providing additional cash from operating activities.

Net cash used in investing activities decreased $1.0 million for the three months ended March 31, 2011, compared to the corresponding period in 2010.  This decrease was due to higher capital expenditures in 2010 to accommodate the increased production demands in Milwaukee and Rockland because of the closure of our Johnson City, TN manufacturing plant.

Net cash provided (used) in financing activities decreased $17.9 million for the three months ended March 31, 2011 compared to the corresponding period in 2010, primarily as a result of the impact of paying a dividend of $12.5 million in the three month period ended March 31, 2011 while no dividend was paid in the corresponding period in 2010.    Additionally, in the three-month period ended March 31, 2011 there were no borrowings against the revolver while in the corresponding period of 2010 the Company had $6.0 million in outstanding borrowings against the revolver.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2011. However, on April 18, 2011, we entered into a new senior secured credit facility, comprised of an amended revolving credit facility and a new term loan. See note 15 to the notes to our financial statements.

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

We attempt to manage the seasonal impact of snowfall on our revenues in part through our pre-season sales program, which involves actively soliciting and encouraging pre-season distributor orders in the second and third quarters by offering our distributors a combination of pricing, payment and freight incentives during this period. These pre-season sales incentives encourage our distributors to re-stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering pre-season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two-thirds over the last ten years) during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. By contrast, our revenue and operating results tend to be lowest during the first quarter, as management believes our end-users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of our fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

Because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter, we typically require capital as we are generally required to build our inventory in anticipation of our second and third quarter pre-season sales. During the second and third quarters, our working capital requirements rise as our accounts receivable increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter and then begin to decline through the fourth quarter through a reduction in accounts receivable when we receive the majority of the payments for pre-season shipped products.

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

Interest Rate Risk

We are exposed to market risk primarily from changes in interest rates. Our borrowings, including our term loan and any revolving borrowings under our senior credit facilities (both before and after the April 2011 changes to the credit facilities described in Note 15, Subsequent Events, to the financial statements included in this Quarterly Report on Form 10-Q), are at variable rates of interest and expose us to interest rate risk. Prior to the April 2011 changes to the credit facilities, the interest rate on any revolving borrowings was subject to an increase in the interest rate based on our average daily availability under the revolving credit facility. If the average daily excess availability on our revolving credit facility were to fall below $25 million, our interest rate on the revolving credit facility would have increased by 0.25%. The maximum impact this would have had on our interest expense would have been $150,000 per year. Under the senior credit facilities following the April 2011 changes, this provision no longer applies. Under the facilities, however, if interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. Commencing July 17, 2011, our senior credit facilities will require us to maintain in effect at all times one or more interest rate hedging agreements so that, at all times, interest on at least 25% of the aggregate outstanding principal amount of the loans under the term loan facility is either fixed rate or covered by such agreements.

As of March 31, 2011, we had outstanding borrowings under our term loan of $120.9 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2011 by $0.0 million, $0.0 million and $0.1 million, respectively.  As of March 31, 2011, we had no outstanding borrowings under our revolving credit facility.  A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would not have changed interest incurred for the three months ended March 31, 2011.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 33.2% and 34.1% for the three months ended March 31, 2011 and 2010, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Historically, demand for snow and ice control equipment for light trucks has been influenced by general economic conditions in the United States, as well as local economic conditions in the snowbelt regions in North America. During the last few years, economic conditions throughout the United States have been extremely weak. Weakened economic conditions may cause our end-users to delay purchases of replacement snow and ice control equipment and instead repair their existing equipment, leading to a decrease in our sales of new equipment. Weakened economic conditions may also cause our end-users to delay their purchases of new light trucks. Because our end-users tend to purchase new snow and ice control equipment concurrent with their purchase of new light trucks, their delay in purchasing new light trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions may negatively affect our results of operations, financial condition and ability to pay dividends.

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

If petroleum prices increase, our results of operations could be adversely affected.

Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. If the price of fuel increases, the demand for our products may decline, which would adversely affect our financial condition and results of operations.

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

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off-shore sources. Most of our key supply arrangements can be discontinued at any time and are not covered by written contracts. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products and components from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end-user sales, which could have an adverse effect on our business and financial condition.

In addition, we have begun to increase the number of our off-shore suppliers. Our increased reliance on off-shore sourcing may cause our business to be more susceptible to the impact of natural disasters, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, a weakening of the dollar over an extended period of time and other uncontrollable factors such as changes in foreign regulation or economic conditions. In addition, reliance on off-shore suppliers may make it more difficult for us to respond to sudden changes in demand because of the longer lead time to obtain components from off-

shore sources. We may be unable to mitigate this risk by stocking sufficient materials to satisfy any sudden or prolonged surges in demand for our products. If we cannot satisfy demand for our products in a timely manner, our sales could suffer as distributors can cancel purchase orders without penalty until shipment.

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

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 20 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® and BLIZZARD®), 5 Canadian registered trademarks, 28 U.S. issued patents and 15 Canadian patents Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. We believe that our trademarks are of great value and that the loss of any one or all of our trademark rights could lower sales and increase our costs. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although the Company has no reason to believe that its intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

We primarily compete with regional manufacturers of snow and ice control equipment for light trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that after Douglas Dynamics, the next largest competitors in the market for snow and ice control equipment for light trucks are BOSS and Meyer, respectively, and accordingly represent our primary competitors for market share.

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

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. While in 2010 the amount we expended related to compliance with such regulations was insignificant we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non-compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

Our pension expense and required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. As of December 31, 2010, our pension plans were underfunded by approximately $10.8 million. In 2010, contributions to our defined benefit pension plans were approximately $0.9 million. If plan assets continue to perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that continued losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

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

The manufacture, sale and usage of our products expose us to the risk of product liability claims. If our products are defective or used incorrectly by our end-users, injury may result, giving rise to product liability claims against us. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business and financial condition could suffer. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and operating results. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure or other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Any of these issues could also result in loss of market share, reduced sales, and higher warranty expense.

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

As of March 31, 2011 we had approximately $120.9 million of senior secured indebtedness and $45.9 million of borrowing availability under our revolving credit facility. We completed a refinancing transaction in April 2011, and, as a result, as of April 18, 2011, we had approximately $125.0 million of senior secured indebtedness and $70.0 million of borrowing availability under our amended revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured. For example, our amended revolving credit facility allows Douglas Holdings' wholly-owned subsidiaries, Douglas Dynamics, L.L.C. ("DDI LLC"), Douglas Dynamics Finance Company ("DDI Finance") and Fisher, LLC ("Fisher") to request the establishment of one or more additional revolving commitments in an aggregate amount not in excess of $40 million and our new term loan facility allows DDI LLC to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $60 million, in each case, subject to specified terms and conditions.

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

If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. Commencing July 17, 2011, our senior credit facilities will require us to maintain in effect at all times one or more interest rate hedging agreements so that, at all times, interest on at least 25% of the aggregate outstanding principal amount of the loans under the term loan facility is either fixed rate or covered by such agreements.

Our senior credit facilities impose restrictions on us, which may also prevent us from capitalizing on business opportunities and taking certain corporate actions. One of these facilities also includes minimum availability requirements, which if unsatisfied, could result in liquidity events that may jeopardize our business.

Our senior credit facilities contain, and future debt instruments to which we may become subject may contain, covenants that limit our ability to engage in activities that could otherwise benefit our company. Under the credit facilities as modified in April 2011, these covenants include restrictions on our ability to:

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

•      sell assets;

•      make further negative pledges;

•      create restrictions on distributions by subsidiaries;

•      change our fiscal year;

•      engage in activities other than, among other things, incurring the debt under our new senior credit facilities and the activities related thereto, holding our ownership interest in DDI LLC, making restricted payments, including dividends, permitted by our new senior credit facilities and conducting activities related to our status as a public company;

•      amend or waive rights under certain agreements;

•      transact with affiliates or our stockholders; and

•      alter the business that we conduct.

Our amended revolving credit facility also includes limitations on capital expenditures and requires that if we fail to maintain the greater of $8,750,000 and 12.5% of the revolving commitments in borrowing availability, we must comply with a fixed charge coverage ratio test. In addition, if a liquidity event occurs because our borrowing availability is less than the greater of $10,500,000 and 15% of the aggregate revolving commitments (or an event of default occurs and is continuing), subject to certain limited cure rights, all proceeds of our accounts receivable and other collateral will be applied to reduce obligations under our amended revolving credit facility, jeopardizing our ability to meet other obligations. Our ability to comply with the covenants contained in our senior credit facilities or in the agreements governing our future indebtedness, and our ability to avoid liquidity events, may be affected by events, or our future performance, which are subject to factors beyond our control, including prevailing economic, financial, industry and weather conditions, such as the level, timing and location of snowfall and general economic conditions in the snowbelt regions of North America. A failure to comply with these covenants could result in a default under our senior credit facilities, which could prevent us from paying dividends, borrowing additional amounts and using proceeds of our inventory and accounts receivable, and also permit the lenders to accelerate the payment of such debt. If any of our debt is accelerated or if a liquidity event (or event of default) occurs that results in collateral proceeds being applied to reduce such debt, we may not have sufficient funds available to repay such debt and our other obligations, in which case, our business could be halted and such lenders could proceed against any collateral securing that debt. Further, if the lenders accelerate the payment of the indebtedness under our senior credit facilities, our assets may not be sufficient to repay in full the indebtedness under our senior credit facilities and our other indebtedness, if any. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs to pursue available business opportunities or react to changes in our business and the industry in which we operate.

Our principal stockholders hold a significant portion of our common stock and may have different interests than us or you in the future.

As of December 31, 2010 our principal stockholders had the right to vote or direct the vote of approximately 46% of our voting power. Consequently, our principal stockholders will for the foreseeable future be able to influence the election and removal of our directors and influence our corporate and management policies, including virtually all matters requiring stockholder approval, such as potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of the Company. We cannot assure you that the interests of our principal stockholders will coincide with the interests of our other holders of common stock.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From March 14 to March 18, 2011, certain of our executive officers and directors exercised stock options granted pursuant to the Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan to purchase an aggregate of 142,699 shares of common stock for an aggregate exercise price of $600,762.80. The exercise price of the stock options was $4.21 per share. Of the 142,699 stock options exercised, 27,117 were exercised using broker assisted cashless exercises, and the exercise price for the other 115,582 stock options was paid in cash.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Rule 701 under the Securities Act.

Other than the sales previously noted in this section, we sold no securities that were not registered under the Securities Act during the three months ended March 31, 2011.

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

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      (Removed and Reserved)

Item 5.      Other Information

None.

Item 6.      Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description

10.1*	Douglas Dynamics, Inc. 2011 Annual Incentive Plan

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: May 9, 2011

Exhibit Index to Form 10-Q for the Period Ended March 31, 2011

Exhibit Numbers	Description

10.1*	Douglas Dynamics, Inc. 2011 Annual Incentive Plan

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.