Form 10-Q
period 2011-06-30
DOUGLAS DYNAMICS, INC
filed 2011-08-09
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of registrant’s common shares outstanding as of August 8, 2011 was 22,003,912

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)

Assets
Current assets:

Cash and cash equivalents	$165	$20,149
Accounts receivable, net	56,381	37,040
Inventories	30,905	23,481
Deferred income taxes	7,181	7,142
Prepaid income taxes	—	29
Prepaid and other current assets	909	1,131
Total current assets	95,541	88,972

Property, plant, and equipment, net	21,298	21,962
Assets held for sale	1,732	1,779
Goodwill	107,222	107,222
Other intangible assets, net	124,348	126,948
Deferred financing costs, net	3,786	953
Other long-term assets	158	207
Total assets	$354,085	$348,043

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable	$4,966	$2,847
Accrued expenses and other current liabilities	13,522	11,923
Accrued interest	305	23
Income taxes payable	3,183	—
Current portion of long-term debt	1,071	1,183
Total current liabilities	23,047	15,976

Retiree health benefit obligation	7,430	7,235
Pension obligation	10,329	10,753
Deferred income taxes	25,104	22,650
Deferred compensation	947	1,067
Long-term debt, less current portion	122,714	119,971
Other long-term liabilities	525	898

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,003,912 and 21,579,655 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	220	216
Additional paid-in capital	129,714	127,695
Stockholders’ notes receivable	—	(482)
Retained earnings	38,550	46,495
Accumulated other comprehensive loss, net of tax	(4,495)	(4,431)
Total stockholders’ equity	163,989	169,493
Total liabilities and stockholders’ equity	$354,085	$348,043

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)		(unaudited)

Net sales	$71,557	$66,243	$95,047	$80,890
Cost of sales	45,219	41,182	59,638	53,849
Gross profit	26,338	25,061	35,409	27,041

Selling, general, and administrative expense	6,751	7,900	12,661	13,708
Intangibles amortization	1,300	1,540	2,600	3,080
Management fees-related party	9	5,966	26	6,313

Income from operations	18,278	9,655	20,122	3,940

Interest expense, net	(2,142)	(2,989)	(4,347)	(6,704)
Loss on extinguishment of debt	(673)	(7,967)	(673)	(7,967)
Other income (expense), net	(74)	(1)	(187)	5
Income (loss) before taxes	15,389	(1,302)	14,915	(10,726)

Income tax expense (benefit)	5,666	(1,377)	5,992	(5,082)

Net income (loss)	$9,723	$75	$8,923	$(5,644)
Less net income attributable to participating securities	114	—	110	—
Net income (loss) attributable to common shareholders	$9,609	$75	$8,813	$(5,644)

Weighted average number of common shares outstanding:
Basic	21,661,662	18,236,818	21,536,441	16,339,816
Diluted	21,768,385	18,520,117	21,667,544	16,339,816

Earnings (loss) per share:
Basic	$0.44	$—	$0.41	$(0.35)
Diluted	$0.44	$—	$0.41	$(0.35)

Cash dividends declared and paid per share:	$0.20	$—	$0.77	$—

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
	(unaudited)

Operating activities

Net income (loss)	$8,923	$(5,644)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,102	6,644
Amortization of deferred financing costs	286	611
Loss on extinguishment of debt	673	7,967
Amortization of debt discount	56	—
Stock-based compensation	746	1,821
Provision for losses on accounts receivable	408	167
Deferred income taxes	2,415	2,216
Changes in operating assets and liabilities:
Accounts receivable	(19,749)	(26,640)
Inventories	(7,424)	1,073
Prepaid and other assets and prepaid income taxes	300	(6,729)
Accounts payable	2,119	1,267
Accrued expenses and other current liabilities	5,064	(7,349)
Deferred compensation	(120)	125
Benefit obligations and other long-term liabilities	(666)	(237)
Net cash used in operating activities	(2,867)	(24,708)

Investing activities
Capital expenditures	(840)	(1,854)
Proceeds from sale of equipment	49	—
Net cash used in investing activities	(791)	(1,854)

Financing activities
Stock repurchases	—	(2)
Proceeds from exercise of stock options	1,277	—
Payment of call premium and post payoff interest on senior notes redemption	—	(3,876)
Collection of stockholders’ notes receivable	482	540
Payments of financing costs	(3,454)	(2,605)
Dividends paid	(16,868)	—
Revolver borrowings	—	20,000
Proceeds from public offering, net	—	63,938
Borrowings on long-term debt	123,750	40,000
Repayment of long-term debt	(121,513)	(150,525)
Net cash used in financing activities	(16,326)	(32,530)
Change in cash and cash equivalents	(19,984)	(59,092)
Cash and cash equivalents at beginning of period	20,149	69,073
Cash and cash equivalents at end of period	$165	$9,981

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

We operate as a single business unit.

Secondary Public Offering

On May 20, 2011, certain of the stockholders of Douglas Dynamics, Inc. (the “Company”), including affiliates of Aurora Capital Group and Ares Management, closed a registered secondary offering of 5,750,000 shares (the ‘Shares”) of the Company’s common stock.   The Company did not receive any proceeds from the sale of its stock by the selling stockholders in the offering.

Capitalization summary upon closing of the secondary offering:

Common stock issued and outstanding at March 31, 2011:	21,848,947
Shares issued for options exercised in connection with offering:	154,965
Common stock issued and outstanding as of June 30, 2011:	22,003,912

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of June 30, 2011 and the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 have been prepared by the Company and have not been audited.

As required by the new debt agreement the Company entered into in the second quarter of 2011, the Company entered into an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, the Company will receive or make payments on a monthly basis starting July 18, 2011, which is one month from the date the interest rate swap agreement was entered into, based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). The tax effected negative fair market value of the interest rate swap of ($64) is included in “Accumulated other comprehensive loss” at June 30, 2011 on the balance sheet. This fair value was determined using level 2 inputs as defined in Accounting Standards Codification (“ASC”) 820. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. The Company does not expect to record any unrecognized loss into earnings in the next twelve months. Additionally, other comprehensive income (loss) includes the net income (loss) of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  Other comprehensive income (loss) was $9,659 and  $8,859 for the three and six months ended June 30, 2011, respectively.   Other comprehensive income (loss) was $212 and $(5,507) for the three and six months ended June 30, 2010, respectively.

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

2.              Fair Value

Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at 6/30/2011	Fair Value at 12/31/2010
Assets:
Assets (a)	$—	$—

Total Assets	$—	$—

Liabilities:
Long term debt (b)	124,714	120,397
Other long-term liabilities Interest rate swap(c)	103	—

Total Liabilities	$124,817	$120,397

(a)                                        The Company does not have any financial assets that are required to be measured at fair value on a recurring basis.

(b)                                       The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is a level 2 input for all periods presented.   Meanwhile, long-term debt is recorded at carrying amount, net of discount, as disclosed on face of balance sheet.

(c)                                        Valuation models are calibrated to initial trade price.   Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads).   Model inputs are changed only when corroborated by market data.    A credit risk adjustment is made on each swap using observable market credit spreads.    Thus, inputs used to determine fair value of the interest rate swap are level 2 inputs.

3.              Inventories

Inventories consist of the following:

	June 30,	December 31,
	2011	2010

Finished goods and work-in-process	$29,401	$21,896
Raw material and supplies	1,504	1,585
	$30,905	$23,481

4.              Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2011	2010

Land	$960	$960
Land improvements	1,768	1,768
Buildings	12,564	12,554
Machinery and equipment	22,361	22,343
Furniture and fixtures	6,678	6,482
Mobile equipment and other	1,136	1,019
Construction-in-process	879	422
Total property, plant and equipment	46,346	45,548
Less accumulated depreciation	(25,048)	(23,586)
Net property, plant and equipment	$21,298	$21,962

5.              Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2011	2010

Term Loan	$123,785	$121,154
Total long-term debt	123,785	121,154
Less current maturities	1,071	1,183
	$122,714	$119,971

On April 18, 2011, the Company amended its senior credit facilities to, among other things, (i) increase the borrowing ability under the revolving credit agreement by $10,000, and (ii) amend certain of the provisions in its senior credit facilities which govern the Company’s ability to pay dividends.  Consequently, as of April 18, 2011, the Company’s senior credit facilities consisted of a $125,000 term loan facility and a $70,000 revolving credit facility with a group of banks. Prior to the April 2011 changes to the Company’s senior credit facilities, the interest on the original $85,000 term loan facility was (at the Company’s option) either the base rate (which shall be no less than 3%) plus 3.5% or the eurodollar rate (which shall be no less than 2%) plus 4.5%.  The interest for the additional $40,000 in the Company’s term loan facility was an interest rate equal to (at the Company’s option) either the base rate (which shall be no less than 3%) plus 4% or the eurodollar rate (which shall be no less than 2%) plus 5%.  Under the previous revolving credit facility, the margin for base rate loans was either 0.25% or 0.50% and the margin for eurodollar rate loans was either 1.25% or 1.50%, in each case determined based on the Company’s leverage ratio from time to time.   The previous term loans consisted of an initial term loan of $85,000 and a “tack on” of $40,000. These were replaced by a term loan of $125,000.  The $60,000 revolving credit facility was amended and restated to provide for borrowings of up to $70,000.  The agreement for the new term loan (the “Term Loan Credit Agreement”) provides for a senior secured term loan facility in the aggregate principal amount of $125,000 and generally bears interest at (at the Company’s election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.  The revolving credit facility as amended and restated (the “Revolving Credit Agreement”) provides that the Company has the option to select whether borrowings will bear interest at either (i) 2.25% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%.  The maturity date for the Company’s amended and restated revolving credit facility is April 18, 2016, and the Company’s new term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018.

The new term loan entered into in the second quarter of 2011 was issued at a $1,250 discount which will be amortized over the term of the new term loan.

The Company’s entry into the new term loan facility resulted in a significant modification of the Company’s debt which resulted in the write off of unamortized capitalized deferred financing costs of $335 and write off of unamortized debt discount of $338 which in total resulted in a loss on extinguishment of debt of $673 in the Consolidated Statement of Operations during the three months ended June 30,2011.

At June 30, 2011, the Company had no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $65,249.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default.  The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred.  These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends.  In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0.  Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility.  At June 30, 2011, the Company was in compliance with the respective covenants.  The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of June 30, 2011, the Company was not required to make an excess cash flow payment.

Each of the senior secured facilities entered into in the second quarter of 2011 includes a hedge provision, which requires the Company to enter into an interest rate hedge commencing 90 days after the closing date.   The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans.  The purpose of the interest rate swap is to reduce the Company’s exposure to interest rate volatility.  Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000.    The interest rate swap negative fair value at June 30, 2011 of $103 is included in other long-term liabilities on the Consolidated Balance Sheet.    The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis.   This risk lies with one global financial institution.    Under the interest rate swap agreement, the Company will receive or make payments on a monthly basis starting July 18, 2011, which is one month from the date the interest rate swap was entered into, based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). The interest rate swap contract on the term loan expires in December 2014.

6.              Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	June 30,	December 31,
	2011	2010

Payroll and related costs	$2,938	$2,993
Employee benefits	3,015	2,334
Accrued warranty	3,070	3,399
Other	4,499	3,197
	$13,522	$11,923

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Balance at the beginning of the period	$2,270	$1,933	$3,399	$3,040
Warranty provision	1,244	825	1,631	1,054
Claims paid/settlements	(444)	(269)	(1,960)	(1,605)
Balance at the end of the period	$3,070	$2,489	$3,070	$2,489

8.             Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Component of net periodic pension cost:
Service cost	$240	$200	$480	$400
Interest cost	385	358	770	716
Expected return on plan assets	(339)	(290)	(678)	(580)
Amortization of net loss	113	81	226	162
Net periodic pension cost	$399	$349	$798	$698

The Company estimates its total required minimum contributions to its pension plans in 2011 will be $1,569.  Through June 30, 2011, the Company has made $1,222 of cash contributions to the pension plans in 2011 versus $514 through the same period in 2010.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Components of net periodic other postretirement benefit cost
Service cost	$66	$83	$131	$165
Interest cost	102	121	204	241
Amortization of net gain	(15)	(3)	(31)	(6)
Curtailment gain - Johnson City closing	—	(667)	—	(667)
Net periodic other postretirement benefit cost	$153	$(466)	$304	$(267)

9.  Dividends

Cash dividends declared and paid on a per share basis were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Dividends declared	$0.20	$—	$0.77	$—
Dividends paid	$0.20	$—	$0.77	$—

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

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic earnings (loss) per common share
Net income (loss)	$9,723	$75	$8,923	$(5,644)
Less income (loss) allocated to participating securities	114	—	110	—
Net income (loss) allocated to common shareholders	$9,609	$75	$8,813	$(5,644)
Weighted average common shares outstanding	21,661,662	18,236,818	21,536,441	16,339,816
	$0.44	$—	$0.41	$(0.35)

Earnings (loss) per common share assuming dilution
Net income (loss)	$9,723	$75	$8,923	$(5,644)
Less income (loss) allocated to participating securities	114	—	110	—
Net income (loss) allocated to common shareholders	$9,609	$75	$8,813	$(5,644)
Weighted average common shares outstanding	21,661,662	18,236,818	21,536,441	16,339,816
Incremental shares applicable to stock based compensation	106,723	283,299	131,103	—
Weighted average common shares assuming dilution	21,768,385	18,520,117	21,667,544	16,339,816
	$0.44	$—	$0.41	$(0.35)

11.  Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

In connection with the Company’s initial public offering (“IPO”), in May 2010, the Company’s Board of Directors and stockholders amended and restated the Company’s 2004 Stock Incentive Plan (as amended and restated, the “A&R 2004 Plan”) and certain outstanding award agreements thereunder, to among other things, eliminate the ability of the holders thereunder to use a promissory note to pay any portion of the exercise price of the options, to provide that the use of “net exercises” to pay any portion of the exercise price of the options shall be at the sole discretion of the committee administering the A&R 2004 Plan, and to effect certain ministerial changes under the A&R 2004 Plan.  In addition, in connection with the IPO, the Board of Directors also resolved not to issue any further awards under the A&R 2004 Plan.  As of June 30, 2011, 53,022 shares of common stock are reserved for issuance upon the exercise of outstanding options under the A&R 2004 Plan.  All outstanding options are fully vested.   Previously unvested shares vested upon the completion of the secondary offering in May 2011.   All options expire 10 years from the date of grant.

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

The following summarizes restricted stock grants under the 2010 Plan:

•                  May 2010 - An aggregate of 208,130 shares of restricted stock were granted to certain officers and employees under the 2010 Plan.  The restricted stock awards were time-based and vest over a five-year period in equal annual installments of 20% per year, commencing on the first anniversary of the grant date.  The first tranche of 41,621 shares vested and thus converted from participating securities to common shares in May 2011.

•                  October 2010-  An aggregate of 33,954 shares of restricted stock were granted to certain officers and employees under the 2010 Plan.  The restricted stock awards were time based and vest over a three-year period in equal annual installments.  The first tranche vested upon issuance in January 2011 and the remaining two tranches will vest in January 2012 and 2013, contingent on the continuous employment through the applicable vesting date.

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

In March 2011, an aggregate of 57,305 shares of unrestricted stock were granted to certain officers and employees under the 2010 Plan.  The unrestricted stock awards are performance based and will vest upon issuance in March 2012.  The Company recognized $249 and $333 of compensation expense related to unrestricted stock awards granted for the three and six months ended June 30, 2011.  The unrestricted stock does not carry voting rights or participate in dividends until the stock vests.

As of June 30, 2011, the Company had 1,801,214 shares of common stock available for future issuance of awards under the 2010 Plan.  The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

The following table summarizes information with respect to the Company’s stock option activity under the A&R 2004 Plan for the three and six months ended June 30, 2011. Certain of the Company’s stockholders exercised 154,965 and 303,616 stock options during the three and six months ended June 30, 2011, of which 154,965 and 182,082 options were exercised utilizing a broker assisted cashless exercise for the three and six month periods, respectively.    The options exercised were granted under APB 25 with an exercise price equal to fair value at date of grant, and accordingly so, no compensation expense was recorded at the time of grant.  The Company did not bear the risk and rewards of the options and thus, did not record stock based compensation expense.  The option holders paid the Company the required exercise price for the remaining options at the time of exercise and therefore did not record any stock based compensation expense. The following is a rollforward of stock option activity for the three and six months ended June 30, 2011.

	Three months ended June 30, 2011	Six months ended June 30, 2011
Stock options - beginning of period	207,987	356,638
Options exercised	154,965	303,616
Stock options — end of period	53,022	53,022

Restricted Stock Awards

A summary of restricted stock activity for the six months ended June 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term
Unvested at December 31, 2010	242,084	$11.68	4.01 years
Granted	42,690	$15.00	2.50 years
Vested	(50,111)	$11.77
Cancelled and forfeited	—	—

Unvested at June 30, 2011	234,663	$12.27	3.34 years

Expected to vest in the future at June 30, 2011	226,215	$12.27	3.34 years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $232  and $413 of compensation expense related to restricted stock awards granted for the three and six months ended June 30, 2011, respectively.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June 30, 2011 was approximately $2,559 and is expected to be recognized over a weighted average period of 3.34 years.

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

13.          Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the effective combined federal and state tax rate for 2011 will be approximately 39%.  The Company’s effective tax rate was 36.8% and (105.8%) for the three months ended June 30, 2011 and 2010, respectively and was 40.2% and (47.4%) for the six months ended June 30, 2011 and 2010, respectively.  The effective tax rate (benefit) for the three and six months ended June 30, 2011 was higher than the corresponding period in 2010 due to the Company recognizing income in the current year quarter as compared to recognizing a loss in the prior year’s corresponding quarter.   The effective tax rate (benefit) for the six months ended June 30, 2011 differed from the corresponding period in 2010 due to the Company recognizing income in the current period and a loss in the prior period. Further, the applicable tax rate used to measure the Company’s net deferred tax liability was adjusted in 2011 as compared to 2010 based on the graduated U.S. federal tax rate for the period in which the deferred tax liability is expected to be realized.

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

In connection with the registered secondary offering of 5,750,000 shares of the Company’s common stock by certain of the Company’s stockholders, including Aurora Equity Partners II L.P., Aurora Overseas Equity Partners II, L.P. and Ares Corporate Opportunities Fund, L.P., on May 20, 2011, we paid $1,046 in expenses pursuant to the requirements of that certain Second Amended and Restated Securityholders Agreement, dated June 30, 2004, among the Company and certain stockholders, related entities and executives and directors of the Company.

During the three month periods ended June 30, 2011 and 2010, the Company recognized management fees and related expenses of $9 and $5,966, respectively, and during the six month periods ended June 30, 2011 and 2010, the Company recognized management fees and related expenses of $26 and $6,313, respectively, relating to the Joint Management Service Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) our inability to protect or continue to build our intellectual property portfolio; (ix) our inability to develop new products or improve upon existing products in response to end-user needs; (x) losses due to lawsuits arising out of personal injuries associated with our products; (xi) factors that could impact the future declaration and payment of dividends; and (xii) our inability to compete effectively against competition, as well as those discussed in the section entitled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

During the three months ended June 30, 2011 and 2010, we sold 18,063 and 16,760 units of snow and ice control equipment, respectively, and during the six months ended June 30, 2011 and 2010 we sold 22,011 and 19,406 units of snow and ice control equipment, respectively.   The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and six months ended June 30, 2011 and 2010.

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Equipment	89%	90%	82%	85%

Parts and accessories	11%	10%	18%	15%

The following table sets forth, for the three and six months ended June 30, 2011 and 2010, the consolidated statements of operations of Douglas Dynamics, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2011 and 2010 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$71,557	$66,243	$95,047	$80,890
Cost of sales	45,219	41,182	59,638	53,849
Gross profit	26,338	25,061	35,409	27,041

Selling, general, and administrative expense	6,751	7,900	12,661	13,708
Intangibles amortization	1,300	1,540	2,600	3,080
Management fees-related party	9	5,966	26	6,313

Income from operations	18,278	9,655	20,122	3,940

Interest expense, net	(2,142)	(2,989)	(4,347)	(6,704)
Loss on extinguishment of debt	(673)	(7,967)	(673)	(7,967)
Other income (expense), net	(74)	(1)	(187)	5
Income (loss) before taxes	15,389	(1,302)	14,915	(10,726)

Income tax expense (benefit)	5,666	(1,377)	5,992	(5,082)

Net income (loss)	$9,723	$75	$8,923	$(5,644)

The following table sets forth for the three and six months ended June 30, 2011 and 2010, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)		(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.2%	62.2%	62.7%	66.6%
Gross profit	36.8%	37.8%	37.3%	33.4%

Selling, general, and administrative expense	9.4%	11.9%	13.3%	16.9%
Intangibles amortization	1.8%	2.3%	2.7%	3.8%
Management fees-related party	0.0%	9.0%	0.0%	7.8%

Income from operations	25.6%	14.6%	21.3%	4.9%

Interest expense, net	(3.0)%	(4.5)%	(4.6)%	(8.3)%
Loss on extinguishment of debt	(0.9)%	(12.0)%	(0.7)%	(9.8)%
Other income (expense), net	(0.1)%	(0.0)%	(0.2)%	0.0%
Income (loss) before taxes	21.6%	(2.0)%	15.8%	(13.3)%

Income tax expense (benefit)	7.9%	(2.1)%	6.3%	(6.3)%

Net income (loss)	13.7%	0.1%	9.5%	(7.0)%

Net Sales

Net sales were $71.6 million for the three months ended June 30, 2011 compared to $66.2 million in the three months ended June 30, 2010, an increase of $5.4 million, or 8.2%.  Net sales were $95.0 million for the six months ended June 30, 2011 compared to $80.9 million in the six months ended June 30, 2010, an increase of $14.1 million, or 17.4%.  The increase in net sales for the three and six months ended June 30, 2011 was driven by a 7.8% and 13.4% increase in unit sales of snow and ice control equipment, respectively.  In addition to the increase in unit sales of snow and ice control equipment was an increase in parts and accessories sales for the three and six months ended June 30, 2011 compared to the corresponding period in 2010 of 25.0%, and 40.6%, respectively.    The Company attributes the increases in both equipment and parts and accessories to the above average snowfall during the October 1, 2010 to March 31, 2011 snow season and an improving economic environment.

Cost of Sales

Cost of sales was $45.2 million for the three months ended June 30, 2011 compared to $41.2 million for the three months ended June 30 2010, an increase of $4.0 million, or 9.7%.  Cost of sales was $59.6 million for the six months ended June 30, 2011 compared to $53.8 million in the six months ended June 30, 2010, an increase of $5.8 million, or 10.8%.   The increases in cost of sales for the three and six months ended June 30, 2011 compared to the corresponding periods in 2010 were driven by increases in volume as discussed above under “—Net Sales”.   In addition, the Company experienced relatively constant cost of sales as a percentage of sales of 63.2% and 62.2% for the three-month periods ending June 30, 2011 and June 30, 2010, respectively.  Meanwhile the Company experienced lower cost of sales as a percentage of sales of 62.7% compared to 66.6% for the six-month periods ending June 30, 2011 and June 30, 2010, respectively.    The decrease in cost of sales as a percentage of net sales was in part due to the decreases in non-recurring accelerated depreciation, as the Company incurred costs for the six month period ended June 30, 2010 totaling $1.4 million, associated with reassessing the useful lives of the Company’s manufacturing facilities and certain equipment at our Johnson City plant.

Gross Profit

Gross profit was $26.3 million for the three months ended June 30, 2011 compared to $25.1 million in the three months ended June 30, 2010, an increase of $1.2 million, or 4.8%.  Gross profit was $35.4 million for the six months ended June 30, 2011 compared to $27.0 million in the six months ended June 30, 2010, an increase of $8.4 million, or 31.1%.   The increase in gross profit for the three and six months ended June 30, 2011 was due primarily to the increased units sales of snow and ice control equipment described above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 37.8% for the three months ended June 30, 2010 to 36.8% for the corresponding period in 2011 and increased from 33.4% for the six months ended June 30, 2010 to 37.3% for the corresponding period in 2011, primarily as a result of the factors discussed above under “—Net Sales” and “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization and management fees, were $8.1 million for the three months ended June 30, 2011, compared to $15.4 million for the three months ended June 30, 2010, a decrease of $7.3 million.  Selling, general and administrative expenses, including intangibles amortization and management fees, were $15.3 million for the six months ended June 30, 2011, compared to $23.1 million for the six months ended June 30, 2010, a decrease of $7.8 million.  This decrease for the three and six months ended June 30, 2011 over the corresponding periods in 2010 was primarily attributable to non-recurring expenses incurred at the time of the Company’s IPO in the corresponding periods of 2010 totaling $8.5 million, comprised of the buyout of the management services agreement at $5.8 million, compensation expense associated with net exercises of stock options totaling $1.7 million and the expense and payment of cash bonuses under the Company’s liquidity bonus plan of $1.0 million.   Offsetting the non-recurring IPO increases was stock based compensation expense of $0.5 million and $0.7 million for the three and six-month periods ending June 30, 2011, respectively.  Additionally, the company incurred secondary offering costs of $1.0 million in the three and six months ending June 30, 2011.

Interest Expense

Interest expense was $2.1 million for the three months ended June 30, 2011 compared to $3.0 million in the corresponding period in 2010, a decrease of $0.9 million.  Interest expense was $4.3 million for the six months ended June 30, 2011 compared to $6.7 million in the corresponding period in 2010, a decrease of $2.4 million. This decrease in interest expense for the three and six months ended June 30, 2011 was due to less interest expense as a result of the redemption of the Company’s 7.75% senior notes due January 15, 2012 (the “Senior Notes”) with proceeds from the IPO in 2010, additional borrowings under the Company’s senior credit facilities and cash on hand.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the effective combined federal and state tax rate for 2011 will be approximately 39%.  The Company’s effective tax rate was 36.8% and (105.8%) for the three months ended June 30, 2011 and 2010, respectively, and was 40.2% and (47.4%) for the six months ended June 30, 2011 and 2010, respectively.  The effective tax rate (benefit) for the three and six months ended June 30, 2011 was higher than the corresponding period in 2010 due to the Company recognizing income in the current year quarter as compared to recognizing a loss in the prior year’s corresponding quarter.   The effective tax rate (benefit) for the six months ended June 30, 2011 differed from the corresponding period in 2010 due to the Company recognizing income in the current period and a loss in the prior period. Further, the applicable tax rate used to measure the Company’s net deferred tax liability was adjusted in 2011 as compared to 2010 based on the graduated U.S. federal tax rate for the period in which the deferred tax liability is expected to be realized.

Net Income (Loss)

Net income for the three months ended June 30, 2011 was $9.7 million compared to net income of $0.1 million for the corresponding period in 2010, an increase in net income of $9.6 million.  Net Income for the six months ended June 30, 2011 was $8.9 million compared to net loss of ($5.6) million for the corresponding period in 2010, an increase in net income of $14.5 million.  This increase in net income was driven by the factors described above.  As a percentage of net sales, net income was 13.7% for the three months ended June 30, 2011 compared to 0.1% for the three months ended June 30, 2010.   As a percentage of net sales, net income (loss) was 9.5% for the six months ended June 30, 2011 compared to (7.0%) for the six months ended June 30, 2010.

Adjusted EBITDA

Adjusted EBITDA (as defined below) for the three months ended June 30, 2011 was $21.9 million compared to $21.7 million in the corresponding period in 2010, an increase of $0.2 million, or 0.9%.  Adjusted EBITDA for the six months ended June 30, 2011 was $26.0 million compared to $20.5 million in the corresponding period in 2010, an increase of $5.5 million, or 26.8%.  As a percentage of net sales, Adjusted EBITDA decreased from 32.8% for the three months ended June 30, 2010 to 30.6% for the three months ended June 30, 2011, and increased from 25.4% for the six months ended June 30, 2010 to 27.3% for the six months ended June 30, 2011. For the three-month period ended June 30, 2011 Adjusted EBITDA remained relatively constant compared to the three-month period ending June 30, 2010.  For the six-month period ending June 30, 2011, the increase in Adjusted EBITDA is primarily attributable to increased unit sales of snow and ice control equipment in addition to increases in parts and accessories compared to the corresponding period of 2010.   Both above average snowfall in the October 1, 2010 to March 31, 2011 snow season and a slight improvement in overall macro-economic environment drove the increase in pre-season orders in the second quarter of 2011.

Free Cash Flow

Free cash flow (as defined below) for the three months ended June 30, 2011 was ($15.2) million compared to ($21.1) million in the corresponding period in 2010, a decrease in cash used of $5.9 million, or 28.0%.  Free cash flow for the six months ended June 30, 2011 was ($3.7) million compared to ($26.6) million in the corresponding period in 2010, a decrease in cash used of $22.9 million, or 86.1%.   For the three and six-month periods, respectively, the decrease in cash used is primarily a result of less cash used by operating activities of $5.9 million and $21.8 million, as discussed below under Liquidity and Capital Resources.  In addition to the decrease in cash used by operating activities, capital expenditures remained constant at $0.6 million for the three-month periods and decreased by $1.0 million for the six-month period ending June 30, 2011 compared to the corresponding period in 2010.  This decrease was due to higher capital expenditures in 2010 to accommodate the increased production demands in Milwaukee and Rockland because of the closure of our Johnson City, TN manufacturing plant.

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

Free cash flow is a non-GAAP financial measure, which we define as net cash provided by operating activities less capital expenditures.   Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.  We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In Thousands)		(In Thousands)

Net cash used in operating activities	$(14,632)	$(20,465)	$(2,867)	$(24,708)
Acquisition of property and equipment	(573)	(614)	(840)	(1,854)
Free cash flow	$(15,205)	$(21,079)	$(3,707)	$(26,562)

Adjusted net income represents net income as determined under GAAP, excluding certain expenses incurred at the time of our IPO in 2010; namely the buyout of our management services agreement, loss on extinguishment of debt, stock based compensation expense associated with the net exercise of stock options and the payment of cash bonuses under our liquidity bonus plan, certain expenses incurred at the time of our secondary offering in 2011 and a loss on extinguishment of debt incurred in 2011. We believe that the presentation of adjusted net income for the three and six months ended June 30, 2011 and June 30, 2010 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted net income for the three and six months ended June 30, 2011 and June 30, 2010.

	Three months ended		Six months ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss) - (GAAP)	$9.7	$0.1	$8.9	$(5.6)
Addback expenses, net of tax at 39.0% and 38.0% for 2011 and 2010, respectively:
-Buyout of management service agreement	—	3.6	—	3.6
-Loss on extinguishment of debt	0.4	4.9	0.4	4.9
-Liquidity bonus payment	—	0.6	—	0.6
- Non-recurring stock based compensation expense	—	1.1	—	1.1
- Offering costs	0.6	—	0.6	—
Adjusted Net Income - (Non-GAAP)	$10.7	$10.3	$9.9	$4.6

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net income (loss)	$9,723	$75	$8,923	$(5,644)

Interest expense - net	2,142	2,989	4,347	6,704
Income taxes	5,666	(1,377)	5,992	(5,082)
Depreciation expense	754	1,546	1,501	3,564
Amortization	1,300	1,540	2,601	3,080
EBITDA	19,585	4,773	23,364	2,622

Management fees	9	5,966	26	6,313
Stock based compensation	481	1,821	746	1,821
Loss on extinguishment of debt	673	7,967	673	7,967
Liquidity bonus plan	—	1,003	—	1,003
Offering costs	1,036	—	1,036	—
Other non-recurring charges (1)	122	199	124	818

Adjusted EBITDA	$21,906	$21,729	$25,969	$20,544

(1)   Reflects severance and one-time, non-recurring expenses for costs related to the closure of our Johnson City facility of $389 and $829 for the three and six months ended June 30, 2010, respectively, $122 and $477 of unrelated legal and consulting fees for the three months ended June 30, 2011 and 2010, respectively, and $124 and $656 for the six months ended June 30, 2011 and 2010 respectively, and $667 gain on other post employment benefit plan curtailment related to the Johnson City plant closure for the three and six months ended June 30, 2010 .

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies”.

New Accounting Pronouncements

For the three and six months ended June 30, 2011, the Company did not adopt any new accounting pronouncements that had a significant impact to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.  As of June 30, 2011, our senior credit facilities consisted of a $70 million senior secured revolving credit facility, entered into by our subsidiaries, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers and a $125 million senior secured term loan facility, entered into by Douglas Dynamics, L.L.C., as borrower, each on April 18, 2011.

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

As of June 30, 2011, we had $65.4 million of total liquidity, comprised of $0.2 million in cash and cash equivalents and borrowing availability of $65.2 million under our revolving credit facility.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand, cash we generate from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at June 30, 2011, December 31, 2010 and June 30, 2010.

	As of
	June 30, 2011	December 31, 2010	June 30, 2010
Cash and cash equivalents	$165	$20,149	$9,981
Inventories	30,905	23,481	25,624

We had cash and cash equivalents of $0.2 million at June 30, 2011 compared to cash and cash equivalents of $20.1 million and $10.0 million at December 31, 2010 and June 30, 2010, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six months ended June 30,
Cash Flows (in thousands)	2011	2010	Change	% Change
Net cash used in operating activities	$(2,867)	$(24,708)	$21,841	(88.4)%
Net cash used in investing activities	(791)	(1,854)	1,063	(57.3)%
Net cash used in financing activities	(16,326)	(32,530)	16,204	(49.8)%

Decrease in cash	$(19,984)	$(59,092)	$39,108	(66.2)%

Net cash used in operating activities decreased $21.8 million from the six months ended June 30, 2010 to the six months ended June 30, 2011.  This decrease was driven mainly by non-recurring costs incurred at the time of the Company’s IPO in 2010, namely the buyout of the management services agreement totaling $5.8 million, and the payment of cash bonuses under the Company’s liquidity bonus plan totaling $1.0 million.  The remainder of decrease in cash used was driven by working capital changes.

Net cash used in investing activities decreased $1.1 million for the six months ended June 30, 2011, compared to the corresponding period in 2010.  This decrease was due to higher capital expenditures in 2010 to accommodate the increased production demands in Milwaukee and Rockland because of the closure of our Johnson City, TN manufacturing plant.

Net cash used in financing activities decreased $16.2 million for the six months ended June 30, 2011 compared to the corresponding period in 2010.   Lower cash used in the six month period of 2011 as compared to 2010 was a result of the net impact of financing activities associated with the Company’s IPO in 2010, namely the redemption of the Senior Notes, including the redemption premium and accrued interest thereon totaling $153.9 million, partially offset by an increase in our term loan of $40.0 million, net proceeds from the IPO of $63.9 million, and revolver borrowings of $20.0 million.   Meanwhile in 2011, we paid dividends of $16.9 million compared to not paying a dividend as of June 30, 2010.   As the Company refinanced its term loan in 2011 there was a net impact of $2.2 million in cash provided to the Company as the Company borrowed $125 million less a $1.3 million discount, offset by debt repayments of $121.5 million.   As part of the refinancing in 2011, the Company also incurred $3.5 million in financing costs that are being amortized over the life of the facility.

Contractual Obligations

There have been no material changes to our contractual obligations in the six months ended June 30, 2011.  However, on April 18, 2011, we entered into a new senior secured credit facility, comprised of an amended revolving credit facility and a new term loan. See note 5 to the notes to our financial statements.

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

Interest Rate Risk

We are exposed to market risk primarily from changes in interest rates.  Our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk.  A portion of our interest rate risk associated with our term loan is mitigated through an interest rate swap as discussed in footnote 5, above.   In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate based on our average daily availability under our revolving credit facility.

As of June 30, 2011, we had outstanding borrowings under our term loan of $123.8 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2011 by $0.0 million, $0.0 million and $0.1 million, respectively.  As of June 30, 2011, we had no outstanding borrowings under our revolving credit facility.  A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2011 by $0.0 million, $0.0 million and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 12.3% and 17.5% for the three months and six months ended June 30, 2011 compared to 14.4.% and 17.0% for the three months and six months ended June 30, 2010, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Because our business depends on the level, timing and location of snowfall, our results of operations vary from year-to-year. Additionally, because the annual snow season typically only runs from October 1 through March 31, our distributors typically purchase our products during the second and third quarters. As a result, we operate in a seasonal business. We not only experience seasonality in our sales, but also experience seasonality in our working capital needs. For example, our average monthly working capital net of cash, accrued interest, income taxes payable, deferred tax assets and prepaid management fees was approximately $58.9 million from 2008 to 2010 with an average monthly peak in the third quarter of approximately $90 million. Excluding such adjustments, our average monthly working capital during this period was approximately $84.4 million. Consequently, our results of operations and financial condition can vary from year-to-year, as well as from quarter-to-quarter, which could affect our ability to pay dividends. If we are unable to effectively manage the seasonality and year-to-year variability of our business, our results of operations, financial condition and ability to pay dividends may suffer.

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

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off-shore sources. Most of our key supply arrangements can be discontinued at any time and are not covered by written contracts. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products and components from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end-user sales, which could have an adverse effect on our business and financial condition. During 2010, our top ten suppliers accounted for approximately 54% of our raw material and component purchasing.

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

Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems as well as sand and salt spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics and sand and salt spreader assemblies. When granted, each patent has a 17 year duration. The duration of the patents we currently possess range between one year and 14 years of remaining life. Our patent applications date back as far as 2001 and as most recent as 2010.

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

We believe that our future success depends, in part, on our ability to develop on a timely basis new technologically advanced products or improve upon our existing products in innovative ways that meet or exceed our competitors’ product offerings. Continuous product innovation ensures that our consumers have access to the latest products and features when they consider buying snow and ice control equipment. Maintaining our market position will require us to continue to invest in research and development and sales and marketing. Product development requires significant financial, technological and other resources. From 1992 to 2010, we invested approximately $64 million to support our manufacturing strategy and to maintain our competitive strength in the product manufacturing process. We may be unsuccessful in making the technological advances necessary to develop new products or improve our existing products to maintain our market position. Industry standards, end-user expectations or other products may emerge that could render one or more of our products less desirable or obsolete. If any of these events occur, it could cause decreases in sales, a failure to realize premium pricing and an adverse effect on our business and financial condition.

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

As of June 30, 2011 we had approximately $123.8 million of senior secured indebtedness and $65.2 million of borrowing availability under our revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured. For example, our amended revolving credit facility allows our wholly-owned subsidiaries, Douglas Dynamics, L.L.C. (“DDI LLC”), Douglas Dynamics Finance Company (“DDI Finance”) and Fisher, LLC (“Fisher”) to request the establishment of one or more additional revolving commitments in an aggregate amount not in excess of $40 million and our new term loan facility allows DDI LLC to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $60 million, in each case, subject to specified terms and conditions.

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

Certain of our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate if the average daily availability under our revolving credit facility falls below a certain threshold. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. Commencing July 17, 2011, our new senior credit facilities will require us to maintain in effect at all times one or more interest rate hedging agreements so that, at all times, interest on at least 25% of the aggregate outstanding principal amount of the loans under the new term loan facility is either fixed rate or covered by such agreements.

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

As of June 30, 2011, our principal stockholders had the right to vote or direct the vote of approximately 13% of our voting power. Consequently, our principal stockholders will for the foreseeable future be able to influence the election and removal of our directors and influence our corporate and management policies, including virtually all matters requiring stockholder approval, such as potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of the Company. We cannot assure you that the interests of our principal stockholders will coincide with the interests of our other holders of common stock.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2011, the Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On May 20, 2011, in connection with a secondary offering of the Company’s common stock, certain of the Company’s directors, executive officers, current and former members of the Advisory Committee of Aurora Capital Group, and Ares Corporate Opportunities Fund, L.P. exercised stock options granted pursuant to the Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan to purchase an aggregate of 154,965 shares of common stock for an aggregate exercise price of $652,403.  The exercise price of the stock options was paid in cash.

No underwriters were involved in the foregoing sales of securities other than in their role as underwriters in the secondary offering.  The sales of the above securities were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 under the Securities Act.

Other than the sales previously noted in this section, the Company sold no securities that were not registered under the Securities Act during the three months ended June 30, 2011.

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

10.1

Amended and Restated Credit and Guaranty Agreement, dated as of April 18, 2011, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Capital Finance, LLC, as syndication agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed April 20, 2011 (File No. 001-34728)].

10.2

Credit and Guaranty Agreement, dated as of April 18, 2011, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company and Fisher, LLC, as guarantors, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent, and Credit Suisse Securities (USA) LLC, as syndication agent Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed April 20, 2011 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii)the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: August 9, 2011

Exhibit Index to Form 10-Q for the Period Ended June 30, 2011

Exhibit Numbers	Description

10.1

Amended and Restated Credit and Guaranty Agreement, dated as of April 18, 2011, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Capital Finance, LLC, as syndication agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed April 20, 2011 (File No. 001-34728)].

10.2

Credit and Guaranty Agreement, dated as of April 18, 2011, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company and Fisher, LLC, as guarantors, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent, and Credit Suisse Securities (USA) LLC, as syndication agent Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed April 20, 2011 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii)the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*                                         Filed herewith.