Form 10-Q
period 2011-09-30
DOUGLAS DYNAMICS, INC
filed 2011-11-07
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common shares outstanding as of November 7, 2011 was 22,017,540

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)

Assets
Current assets:

Cash and cash equivalents	$3,084	$20,149
Accounts receivable, net	83,006	37,040
Inventories	27,067	23,481
Deferred income taxes	3,721	7,142
Prepaid income taxes	1,015	29
Prepaid and other current assets	1,164	1,131
Total current assets	119,057	88,972

Property, plant, and equipment, net	21,282	21,962
Assets held for sale	1,732	1,779
Goodwill	107,222	107,222
Other intangible assets, net	123,047	126,948
Deferred financing costs, net	3,545	953
Other long-term assets	9	207
Total assets	$375,894	$348,043

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable	$3,832	$2,847
Accrued expenses and other current liabilities	14,074	11,923
Accrued interest	352	23
Short-term borrowings	24,000	—
Current portion of long-term debt	1,071	1,183
Total current liabilities	43,329	15,976

Retiree health benefit obligation	7,515	7,235
Pension obligation	10,381	10,753
Deferred income taxes	26,889	22,650
Deferred compensation	947	1,067
Long-term debt, less current portion	122,134	119,971
Other long-term liabilities	1,004	898

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,003,912 and 21,579,655 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	220	216
Additional paid-in capital	130,178	127,695
Stockholders’ notes receivable	—	(482)
Retained earnings	38,110	46,495
Accumulated other comprehensive loss, net of tax	(4,813)	(4,431)
Total stockholders’ equity	163,695	169,493
Total liabilities and stockholders’ equity	$375,894	$348,043

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)		(unaudited)

Net sales	$53,495	$47,448	$148,541	$128,338
Cost of sales	37,001	32,221	96,639	86,070
Gross profit	16,494	15,227	51,902	42,268

Selling, general, and administrative expense	6,535	6,819	19,195	20,527
Intangibles amortization	1,300	1,541	3,901	4,621
Management fees-related party	11	57	37	6,370

Income from operations	8,648	6,810	28,769	10,750

Interest expense, net	(2,332)	(2,334)	(6,678)	(9,038)
Loss on extinguishment of debt	—	—	(673)	(7,967)
Other expense, net	(25)	(12)	(202)	(7)
Income (loss) before taxes	6,291	4,464	21,216	(6,262)

Income tax expense (benefit)	2,324	2,279	8,326	(2,803)

Net income (loss)	$3,967	$2,185	$12,890	$(3,459)
Less net income attributable to participating securities	51	—	271	—
Net income (loss) attributable to common shareholders	$3,916	$2,185	$12,619	$(3,459)

Weighted average number of common shares outstanding:
Basic	21,760,753	21,158,573	21,609,810	17,963,720
Diluted	21,838,062	21,546,767	21,755,552	17,963,720

Earnings (loss) per common share:
Basic	$0.18	$0.10	$0.59	$(0.19)
Diluted	$0.18	$0.10	$0.57	$(0.19)
Cash dividends declared and paid per share	$0.20	$0.18	$0.97	$0.18

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(unaudited)

Operating activities

Net income (loss)	$12,890	$(3,459)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,146	9,448
Amortization of deferred financing costs	527	741
Loss on extinguishment of debt	673	7,967
Amortization of debt discount	100	—
Stock-based compensation	1,210	3,158
Provision for losses on accounts receivable	454	281
Deferred income taxes	7,660	3,374
Changes in operating assets and liabilities:
Accounts receivable	(46,420)	(50,446)
Inventories	(3,586)	2,222
Prepaid and other assets and prepaid income taxes	(821)	(6,069)
Accounts payable	985	1,375
Accrued expenses and other current liabilities	2,480	(7,268)
Deferred compensation	(120)	187
Benefit obligations and other long-term liabilities	(368)	54
Net cash used in operating activities	(18,190)	(38,435)

Investing activities
Capital expenditures	(1,585)	(2,414)
Proceeds from sale of equipment	67	212
Net cash used in investing activities	(1,518)	(2,202)

Financing activities
Stock repurchases	—	(2)
Proceeds from exercise of stock options	1,277	—
Payment of call premium and post payoff interest on senior notes redemption	—	(3,876)
Collection of stockholders’ notes receivable	482	535
Payments of financing costs	(3,454)	(2,605)
Dividends paid	(21,275)	(3,867)
Revolver borrowings	24,000	37,000
Proceeds from public offering, net	—	63,938
Borrowings on long-term debt	123,750	40,000
Repayment of long-term debt	(122,137)	(150,838)
Net cash provided by (used in) financing activities	2,643	(19,715)
Change in cash and cash equivalents	(17,065)	(60,352)
Cash and cash equivalents at beginning of period	20,149	69,073
Cash and cash equivalents at end of period	$3,084	$8,721

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

Capitalization summary upon closing of the secondary offering:

Common stock issued and outstanding prior to secondary offering:	21,848,947
Shares issued for options exercised in connection with offering:	154,965
Common stock issued and outstanding subsequent to secondary offering:	22,003,912

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of September 30, 2011 and the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 have been prepared by the Company and have not been audited.

As required by the new debt agreement the Company entered into in the second quarter of 2011, the Company entered into an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either receives or makes payments on a monthly basis starting July 18, 2011, which is one month from the date the interest rate swap agreement was entered into, based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The tax effected negative fair market value of the interest rate swap of ($382) is included in “Accumulated other comprehensive loss” at September 30, 2011 on the balance sheet. This fair value was determined using level 2 inputs as defined in Accounting Standards Codification (“ASC”) 820. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. The Company does not expect to record any unrecognized loss into earnings in the next twelve months. Additionally, other comprehensive income (loss) includes the net income (loss) of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  Other comprehensive income (loss) was $3,649 and  $12,508 for the three and nine months ended September 30, 2011, respectively.   Other comprehensive income (loss) was $2,185 and ($3,322) for the three and nine months ended September 30, 2010, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at 9/30/2011	Fair Value at 12/31/2010
Assets:
Assets (a)	$—	$—

Total Assets	$—	$—

Liabilities:
Long term debt (b)	119,375	120,397
Other non-current liabilities
Interest rate swaps(c)	615	—

Total Liabilities	$119,990	$120,397

(a)                                        The Company does not have any financial assets that are required to be measured at fair value on a recurring basis.

(b)                                       The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is a level 2 input for all periods presented.   Meanwhile, long-term debt is recorded at carrying amount, net of discount, as disclosed on face of the balance sheet.

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

3.              Inventories

Inventories consist of the following:

	September 30,	December 31,
	2011	2010

Finished goods and work-in-process	$25,568	$21,896
Raw material and supplies	1,499	1,585
	$27,067	$23,481

4.              Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30, 2011	December 31, 2010

Land	$960	$960
Land improvements	1,768	1,768
Buildings	12,591	12,554
Machinery and equipment	22,420	22,343
Furniture and fixtures	6,714	6,482
Mobile equipment and other	1,216	1,019
Construction-in-process	1,400	422
Total property, plant and equipment	47,069	45,548
Less accumulated depreciation	(25,787)	(23,586)
Net property, plant and equipment	$21,282	$21,962

5.              Long-Term Debt

Long-term debt is summarized below:

	September 30, 2011	December 31, 2010

Term Loan	$123,205	$121,154
Total long-term debt	123,205	121,154
Less current maturities	1,071	1,183
	$122,134	$119,971

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

The new term loan entered into in the second quarter of 2011 was issued at a $1,250 discount which is being amortized over the term of the new term loan.

The Company’s entry into the new term loan facility resulted in a significant modification of the Company’s debt which resulted in the write off of unamortized capitalized deferred financing costs of $335 and write off of unamortized debt discount of $338 which in total resulted in a loss on extinguishment of debt of $673 in the Consolidated Statement of Operations during the nine months ended September 30,2011.

At September 30, 2011, the Company had borrowings of $24,000 on the revolving credit facility and remaining borrowing availability of $45,964.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default.  The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred.  These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends.  In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0.  Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility.  At September 30, 2011, the Company was in compliance with the respective covenants.  The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of September 30, 2011, the Company was not required to make an excess cash flow payment.

Each of the senior secured facilities entered into in the second quarter of 2011 includes a hedge provision, which requires the Company to enter into an interest rate hedge commencing 90 days after the closing date.   The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans.  The purpose of the interest rate swap is to reduce the Company’s exposure to interest rate volatility.  Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000.    The interest rate swap negative fair value at September 30, 2011 of $615 is included in other long-term liabilities on the Consolidated Balance Sheet.    The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis.   This risk lies with one global financial institution.    Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap contract on the term loan expires in December 2014.

6.              Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	September 30, 2011	December 31, 2010

Payroll and related costs	$2,558	$2,993
Employee benefits	3,294	2,334
Accrued warranty	3,776	3,399
Other	4,446	3,197
	$14,074	$11,923

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Balance at the beginning of the period	$3,070	$2,489	$3,399	$3,040
Warranty provision	890	721	2,521	1,775
Claims paid/settlements	(184)	(171)	(2,144)	(1,776)
Balance at the end of the period	$3,776	$3,039	$3,776	$3,039

8.             Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Component of net periodic pension cost:
Service cost	$240	$200	$720	$600
Interest cost	385	358	1,155	1,074
Expected return on plan assets	(339)	(290)	(1,017)	(870)
Amortization of net loss	113	81	339	243
Net periodic pension cost	$399	$349	$1,197	$1,047

The Company estimates its total required minimum contributions to its pension plans in 2011 will be $1,917.  Through September 30, 2011, the Company has made $1,570 of cash contributions to the pension plans in 2011 versus $711 through the same period in 2010.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Components of net periodic other postretirement benefit cost
Service cost	$66	$71	$197	$237
Interest cost	102	107	306	348
Amortization of net gain	(15)	—	(46)	(7)
Curtailment gain - Johnson City closing	—	—	—	(667)
Net periodic other postretirement benefit cost	$153	$178	$457	$(89)

9.  Dividends

Cash dividends declared and paid on a per share basis were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Dividends declared	$0.20	$0.18	$0.97	$0.18
Dividends paid	$0.20	$0.18	$0.97	$0.18

10.       Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents related to the assumed exercise of stock options, using the two-class method. Stock options for which the exercise price exceeds the average fair value have an anti-dilutive effect on earnings per share and are excluded from the calculation.  There were 299,408 shares excluded from diluted earnings per share for the nine months ended September 30, 2010 as the shares would be anti-dilutive for that period as the Company incurred a net loss.

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

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Basic earnings (loss) per common share
Net income (loss)	$3,967	$2,185	$12,890	$(3,459)
Less income allocated to participating securities	51	—	271	—
Net income (loss) allocated to common shareholders	$3,916	$2,185	$12,619	$(3,459)
Weighted average common shares outstanding	21,760,753	21,158,573	21,609,810	17,963,720
	$0.18	$0.10	$0.59	$(0.19)

Earnings (loss) per common share assuming dilution
Net income (loss)	$3,967	$2,185	$12,890	$(3,459)
Less income allocated to participating securities	51	—	271	—
Net income (loss) allocated to common shareholders	$3,916	$2,185	$12,619	$(3,459)
Weighted average common shares outstanding	21,760,753	21,158,573	21,609,810	17,963,720
Incremental shares applicable to stock based compensation	77,309	388,194	145,742	—
Weighted average common shares assuming dilution	21,838,062	21,546,767	21,755,552	17,963,720
	$0.18	$0.10	$0.57	$(0.19)

11.  Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

In connection with the Company’s initial public offering (“IPO”), in May 2010, the Company’s Board of Directors and stockholders amended and restated the Company’s 2004 Stock Incentive Plan (as amended and restated, the “A&R 2004 Plan”) and certain outstanding award agreements thereunder, to among other things, eliminate the ability of the holders thereunder to use a promissory note to pay any portion of the exercise price of the options, to provide that the use of “net exercises” to pay any portion of the exercise price of the options shall be at the sole discretion of the committee administering the A&R 2004 Plan, and to effect certain ministerial changes under the A&R 2004 Plan.  In addition, in connection with the IPO, the Board of Directors also resolved not to issue any further awards under the A&R 2004 Plan.  As of September 30, 2011, 53,022 shares of common stock are reserved for issuance upon the exercise of outstanding options under the A&R 2004 Plan.  All outstanding options are fully vested.   Previously unvested shares vested upon the completion of the secondary offering in May 2011.   All options expire ten years from the date of grant.

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

•                  January 2011- An aggregate of 4,500 shares of restricted stock were granted to certain employees under the 2010 Plan.   The restricted stock awards are time based and vest over a three-year period in equal annual installments commencing on January 1, 2012.

•                  March 2011- An aggregate of 38,190 shares of restricted stock were granted to certain officers and employees under the 2010 Plan.  The restricted stock awards are time based and vest over a three-year period in equal annual installments commencing on January 1, 2012.

The restricted stock does not carry voting rights until the stock vests.   However, restricted stock holders do participate in dividends.

In March 2011, long-term incentive awards relating to an aggregate of 57,305 shares of unrestricted stock were granted to certain officers and employees under the 2010 Plan.  These awards are performance based and the shares underlying the units will be issued as unrestricted stock in March 2012 if performance targets for the 2009-2011 performance period are achieved.  The Company recognized $249 and $580 of compensation expense related to unrestricted stock awards granted for the three and nine months ended September 30, 2011.  The awards do not carry voting rights or participate in dividends until the underlying stock is issued.

As of September 30, 2011, the Company had 1,801,214 shares of common stock available for future issuance of awards under the 2010 Plan.  The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

The following table summarizes information with respect to the Company’s stock option activity under the A&R 2004 Plan for the nine months ended September 30, 2011. Certain of the Company’s stockholders exercised 303,616 stock options during the nine months ended September 30, 2011, of which 182,082 options were exercised utilizing a broker assisted cashless exercise for the nine month period.    The options exercised were granted under APB 25 with an exercise price equal to fair value at date of grant, and accordingly so, no compensation expense was recorded at the time of grant.  The Company did not bear the risk and rewards of the options and thus, did not record stock based compensation expense.  The option holders paid the Company the required exercise price for the remaining options at the time of exercise and therefore did not record any stock based compensation expense. The following is a rollforward of stock option activity for the periods presented.

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Stock options - beginning of period	53,022	356,638
Options exercised	—	303,616
Stock options — end of period	53,022	53,022

Restricted Stock Awards

A summary of restricted stock activity for the nine months ended September 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2010	242,084	$11.68	4.01 years
Granted	42,690	$15.00	2.25 years
Vested	(50,111)	$11.77
Cancelled and forfeited	—	—

Unvested at September 30, 2011	234,663	$12.27	3.09 years

Expected to vest in the future at September 30, 2011	226,215	$12.27	3.09 years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $215  and $630 of compensation expense related to restricted stock awards granted for the three and nine months ended September 30, 2011, respectively.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of September 30, 2011 was approximately $2,360 and is expected to be recognized over a weighted average period of 3.09 years.

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

13.          Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the combined federal and state tax rate for 2011 will be approximately 39%.  The Company’s effective tax rate was 36.9% and 51.1% for the three months ended September 30, 2011 and 2010, respectively. The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 39.2% and (44.8%), respectively.  The effective tax rate (benefit) for the nine months ended September 30, 2011 was lower than the corresponding period in 2010 due to adjusting the Company’s net deferred tax liabilities to the higher estimated federal rate for 2011 compared to the actual rate incurred in 2010.

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

In connection with the registered secondary offering of 5,750,000 shares of the Company’s common stock by certain of the Company’s stockholders, including Aurora Equity Partners II L.P., Aurora Overseas Equity Partners II, L.P. and Ares Corporate Opportunities Fund, L.P., on May 20, 2011, the Company paid $1,046 in expenses pursuant to the requirements of that certain Second Amended and Restated Securityholders Agreement, dated June 30, 2004, among the Company and certain stockholders, related entities and executives and directors of the Company.

During the three month periods ended September 30, 2011 and 2010, the Company recognized management fees and related expenses of $11 and $57, respectively, and during the nine month periods ended September 30, 2011 and 2010, the Company recognized management fees and related expenses of $37 and $6,370, respectively, relating to the Joint Management Service Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall or the timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) our inability to protect or continue to build our intellectual property portfolio; (ix) our inability to develop new products or improve upon existing products in response to end-user needs; (x) losses due to lawsuits arising out of personal injuries associated with our products; (xi) factors that could impact the future declaration and payment of dividends; and (xii) our inability to compete effectively against competition, as well as those discussed in the section entitled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

During the three months ended September 30, 2011 and 2010, we sold 13,824 and 13,085 units of snow and ice control equipment, respectively, and during the nine months ended September 30, 2011 and 2010 we sold 35,835 and 32,491 units of snow and ice control equipment, respectively.   The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and nine months ended September 30, 2011 and 2010.

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Equipment	89%	91%	84%	87%

Parts and accessories	11%	9%	16%	13%

The following table sets forth, for the three and nine months ended September 30, 2011 and 2010, the consolidated statements of operations of Douglas Dynamics, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2011 and 2010 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$53,495	$47,448	$148,541	$128,338
Cost of sales	37,001	32,221	96,639	86,070
Gross profit	16,494	15,227	51,902	42,268

Selling, general, and administrative expense	6,535	6,819	19,195	20,527
Intangibles amortization	1,300	1,541	3,901	4,621
Management fees-related party	11	57	37	6,370

Income from operations	8,648	6,810	28,769	10,750

Interest expense, net	(2,332)	(2,334)	(6,678)	(9,038)
Loss on extinguishment of debt	—	—	(673)	(7,967)
Other expense, net	(25)	(12)	(202)	(7)
Income (loss) before taxes	6,291	4,464	21,216	(6,262)

Income tax expense (benefit)	2,324	2,279	8,326	(2,803)

Net income (loss)	$3,967	$2,185	$12,890	$(3,459)

The following table sets forth for the three and nine months ended September 30, 2011 and 2010, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)		(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.2%	67.9%	65.1%	67.1%
Gross profit	30.8%	32.1%	34.9%	32.9%

Selling, general, and administrative expense	12.2%	14.4%	12.9%	16.0%
Intangibles amortization	2.4%	3.2%	2.6%	3.6%
Management fees-related party	0.0%	0.1%	0.0%	4.9%

Income from operations	16.2%	14.4%	19.4%	8.4%

Interest expense, net	(4.4)%	(5.0)%	(4.5)%	(7.1)%
Loss on extinguishment of debt	0.0%	0.0%	(0.5)%	(6.2)%
Other expense, net	(0.0)%	0.0%	(0.1)%	0.0%
Income (loss) before taxes	11.8%	9.4%	14.3%	(4.9)%

Income tax expense (benefit)	4.3%	4.8%	5.6%	(2.2)%

Net income (loss)	7.5%	4.6%	8.7%	(2.7)%

Net Sales

Net sales were $53.5 million for the three months ended September 30, 2011 compared to $47.4 million in the three months ended September 30, 2010, an increase of $6.1 million, or 12.7%.  Net sales were $148.5 million for the nine months ended September 30, 2011 compared to $128.3 million in the nine months ended September 30, 2010, an increase of $20.2 million, or 15.7%.  The increase in net sales for the three and nine months ended September 30, 2011 was driven by a 5.6% and 10.3% increase in unit sales of snow and ice control equipment, respectively.  In addition to the increase in unit sales of snow and ice control equipment was an increase in parts and accessories sales for the three and nine months ended September 30, 2011 compared to the corresponding period in 2010 of 33.9%, and 40.1%, respectively.    The Company attributes the increases in both equipment and parts and accessories to the above average snowfall during the October 1, 2010 to March 31, 2011 snow season.

Cost of Sales

Cost of sales was $37.0 million for the three months ended September 30, 2011 compared to $32.2 million for the three months ended September 30, 2010, an increase of $4.8 million, or 14.9%.  Cost of sales was $96.6 million for the nine months ended September 30, 2011 compared to $86.1 million in the nine months ended September 30, 2010, an increase of $10.5 million, or 12.2%.   The increases in cost of sales for the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010 were primarily driven by increases in volume as discussed above under “—Net Sales”.   In addition, the Company experienced slightly higher cost of sales as a percentage of sales of 69.2% for the three months ended September 30, 2011 compared to 67.9% for the three-month period ended September 30, 2010.  Increase in cost of sales as a percentage of sales is due primarily to increases in target market programming and increases in raw material costs.  Meanwhile the Company experienced lower cost of sales as a percentage of sales of 65.1% compared to 67.1% for the nine-month periods ending September 30, 2011 and September 30, 2010, respectively.    The decrease in cost of sales as a percentage of net sales for the nine month period was in part due to the decreases in non-recurring accelerated depreciation, as the Company incurred costs for the nine month period ended September 30, 2010 totaling $1.9 million, associated with reassessing the useful lives of the Company’s manufacturing facilities and certain equipment at our Johnson City plant.  As a percentage of cost of sales, fixed and variable costs were approximately 16% and 84%, respectively, for both the three months ended September 30, 2011 and the three months ended September 30, 2010, and approximately 15% and 85%, respectively, for the nine months ended September 30, 2011 versus approximately 20% and 80%, respectively, for the nine months ended September 30, 2010.

Gross Profit

Gross profit was $16.5 million for the three months ended September 30, 2011 compared to $15.2 million in the three months ended September 30, 2010, an increase of $1.3 million, or 8.6%.  Gross profit was $51.9 million for the nine months ended September 30, 2011 compared to $42.3 million in the nine months ended September 30, 2010, an increase of $9.6 million, or 22.7%.   The increase in gross profit for the three and nine months ended September 30, 2011 was due primarily to the increased unit sales of snow and ice control equipment described above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 32.1% for the three months ended September 30, 2010 to 30.8% for the corresponding period in 2011 and increased from 32.9% for the nine months ended September 30, 2010 to 34.9% for the corresponding period in 2011, primarily as a result of the factors discussed above under “—Net Sales” and “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization and management fees, were $7.8 million for the three months ended September 30, 2011, compared to $8.4 million for the three months ended September 30, 2010, a decrease of $0.6 million, or 7.1%. This decrease was partially due to lower amortization expense of $0.2 million, which was the result of certain intangible assets becoming fully amortized.  Selling, general and administrative expenses, including intangibles amortization and management fees, were $23.1 million for the nine months ended September 30, 2011, compared to $31.5 million for the nine months ended September 30, 2010, a decrease of $8.4 million, or 26.7%.  The decrease for the nine months ended September 30, 2011 over the corresponding period in 2010 was primarily attributable to non-recurring expenses incurred at the time of the Company’s IPO in 2010 totaling $8.5 million, which consisted of the buyout of the management services agreement at $5.8 million, compensation expense associated with net exercises of stock options totaling $1.7 million and the expense and payment of cash bonuses under the Company’s liquidity bonus plan of $1.0 million..   Additionally, in 2010 the company incurred non-recurring legal expenses of $1.2 million for the nine-month period ending September 30, 2010.  There was also a decrease for the nine months ended September 30, 2011 over the corresponding period in 2010 due to lower amortization expense of $0.7 million which was the result of certain intangible assets becoming fully amortized.  Partially offsetting these decreases was stock based compensation expense of $1.2 million and offering costs of $1.1 million for the nine-month period ended September 30, 2011.

Interest Expense

Interest expense was $2.3 million for the three months ended September 30, 2011 unchanged from the same period in the prior year.  Interest expense was $6.7 million for the nine months ended September 30, 2011 compared to $9.0 million in the corresponding period in 2010, a decrease of $2.3 million, or 25.6%. This decrease in interest expense for the nine months ended September 30, 2011 was due to the redemption of the Company’s 7.75% senior notes due January 15, 2012 (the “Senior Notes”) in 2010 with proceeds from the IPO, additional borrowings under the Company’s senior credit facilities and cash on hand.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the combined federal and state tax rate for 2011 will be approximately 39%.  The Company’s effective tax rate was 36.9% and 51.1% for the three months ended September 30, 2011 and 2010, respectively. The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 39.2% and (44.8%), respectively.  The effective tax rate (benefit) for the nine months ended September 30, 2011 was lower than the corresponding period in 2010 due to adjusting the Company’s net deferred tax liabilities to the higher estimated federal rate for 2011 compared to the actual rate incurred in 2010.

Net Income (Loss)

Net income for the three months ended September 30, 2011 was $4.0 million compared to net income of $2.2 million for the corresponding period in 2010, an increase in net income of $1.8 million.  Net income for the nine months ended September 30, 2011 was $12.9 million compared to net loss of ($3.5) million for the corresponding period in 2010, an increase in net income of $16.4 million.  This increase in net income was driven by the factors described above.  As a percentage of net sales, net income was 7.5% for the three months ended September 30, 2011 compared to 4.6% for the three months ended September 30, 2010.   As a percentage of net sales, net income (loss) was 8.7% for the nine months ended September 30, 2011 compared to (2.7%) for the nine months ended September 30, 2010.

Adjusted EBITDA

Adjusted EBITDA (as defined below) for the three months ended September 30, 2011 was $12.1 million compared to $11.6 million in the corresponding period in 2010, an increase of $0.5 million, or 4.6%.  Adjusted EBITDA for the nine months ended September 30, 2011 was $38.1 million compared to $32.1 million in the corresponding period in 2010, an increase of $6.0 million, or 18.7%.  As a percentage of net sales, Adjusted EBITDA decreased from 24.4% for the three months ended September 30, 2010 to 22.6% for the three months ended September 30, 2011, and increased from 25.0% for the nine months ended September 30, 2010 to 25.6% for the nine months ended September 30, 2011. For the three-month period ended September 30, 2011 Adjusted EBITDA remained relatively constant compared to the three-month period ending September 30, 2010.  For the nine-month period ending September 30, 2011, the increase in Adjusted EBITDA is primarily attributable to increased unit sales of snow and ice control equipment in addition to increases in parts and accessories compared to the corresponding period of 2010.   Both above average snowfall in the October 1, 2010 to March 31, 2011 snow season and a slight improvement in overall macro-economic environment drove the increase in pre-season orders in the second quarter of 2011.

Free Cash Flow

Free cash flow (as defined below) for the three months ended September 30, 2011 was ($16.1) million compared to ($14.3) million in the corresponding period in 2010, an increase in cash used of $1.8 million, or 12.6%.  Free cash flow for the nine months ended September 30, 2011 was ($19.8) million compared to ($40.8) million in the corresponding period in 2010, a decrease in cash used of $21.0 million, or 51.5%.   For the three month period, the increase in cash used is primarily a result of $1.6 million more cash used by operating activities, while for the nine month period, the decrease in cash used is primarily a result of $20.2 million less cash used by operating activities, each as discussed below under Liquidity and Capital Resources.  In addition to the changes in cash used by operating activities, capital expenditures increased for the three month period ending September 30, 2011 compared to the  same period in 2010 by $0.2 million and decreased by $0.8 million for the nine-month period ending September 30, 2011 compared to the corresponding period in 2010.  In 2010, there were higher capital expenditures to accommodate the increased production demands in Milwaukee and Rockland because of the closure of our Johnson City, TN manufacturing plant in the first half of the year.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In Thousands)		(In Thousands)
Net cash used in operating activities	$(15,323)	$(13,727)	$(18,190)	$(38,435)
Acquisition of property and equipment	(745)	(560)	(1,585)	(2,414)

Free cash flow	$(16,068)	$(14,287)	$(19,775)	$(40,849)

Adjusted net income represents net income as determined under GAAP, excluding certain expenses incurred at the time of our IPO in 2010 (namely the buyout of our management services agreement, loss on extinguishment of debt, stock based compensation expense associated with the net exercise of stock options and the payment of cash bonuses under our liquidity bonus plan); certain expenses incurred at the time of our secondary offering in 2011; costs incurred to pursue acquisitions and a loss on extinguishment of debt incurred in 2011. We believe that the presentation of adjusted net income for the three and nine months ended September 30, 2011 and September 30, 2010 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted net income for the three and nine months ended September 30, 2011 and September 30, 2010.

	Three months ended		Nine months ended
(in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net income (loss) - (GAAP)	$4.0	$2.2	$12.9	$(3.5)
Addback non-recurring expenses, net of tax at 39.0% and 38.0% for 2011 and 2010, respectively:
-Buyout of management service agreement	—	—	—	3.6
-Loss on extinguishment of debt	—	—	0.4	4.9
-Liquidity bonus payment	—	—	—	0.6
- Non-recurring stock based compensation expense	—	0.8	—	1.9
- Acquisition costs	0.5	—	0.5	—
- Offering costs	—	—	0.7	—
Adjusted Net Income - (Non-GAAP)	$4.5	$3.0	$14.5	$7.5

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain non-recurring charges related to the closure of our Johnson City, Tennessee manufacturing facility and certain non-recurring legal and consulting fees, as well as management fees paid by us to affiliates of our principal stockholders, stock based compensation, payment of cash bonuses under our liquidity bonus plan, loss on extinguishment of debt and offering costs. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net income (loss)	$3,967	$2,185	$12,890	$(3,459)

Interest expense - net	2,332	2,334	6,678	9,038
Income taxes	2,324	2,279	8,326	(2,803)
Depreciation expense	744	1,262	2,245	4,827
Amortization	1,300	1,541	3,901	4,621
EBITDA	10,667	9,601	34,040	12,224

Management fees	11	57	37	6,370
Stock based compensation	464	1,337	1,210	3,158
Loss on extinguishment of debt	—	—	673	7,967
Liquidity bonus plan	—	—	—	1,003
Offering costs	78	—	1,113	—
Other non-recurring charges (1)	876	565	999	1,383

Adjusted EBITDA	$12,096	$11,560	$38,072	$32,105

(1) Reflects severance and one-time, non-recurring expenses for costs related to the closure of our Johnson City facility of ($1) and $828 for the three and nine months ended September 30, 2010, respectively, unrelated legal and consulting fees of $566 and $1,222 for the three and nine months ended September 30, 2010  respectively, and $876 and $999 for the three and nine months ended September 30, 2011, respectively, and $667 gain on other post employment benefit plan curtailment related to the Johnson City plant closure for the nine months ended September 30, 2010 .

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies”.

New Accounting Pronouncements

For the three and nine months ended September 30, 2011, the Company did not adopt any new accounting pronouncements that had a significant impact to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.  As of September 30, 2011, our senior credit facilities consisted of a $70 million senior secured revolving credit facility, entered into by our subsidiaries, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers and a $125 million senior secured term loan facility, entered into by Douglas Dynamics, L.L.C., as borrower, each on April 18, 2011.

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

As of September 30, 2011, we had $49.1 million of total liquidity, comprised of $3.1 million in cash and cash equivalents and borrowing availability of $46.0 million under our revolving credit facility.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand, cash we generate from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2011, December 31, 2010 and September 30, 2010.

	As of
	September 30, 2011	December 31, 2010	September 30, 2010
Cash and cash equivalents	$3,084	$20,149	$8,721
Inventories	27,067	23,481	24,475

We had cash and cash equivalents of $3.1 million at September 30, 2011 compared to cash and cash equivalents of $20.1 million and $8.7 million at December 31, 2010 and September 30, 2010, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine months ended September 30,
Cash Flows (in thousands)	2011	2010	Change	% Change
Net cash (used in) operating activities	$(18,190)	$(38,435)	$20,245	(52.7)%
Net cash (used in) investing activities	(1,518)	(2,202)	684	(31.1)%
Net cash provided by (used in) financing activities	2,643	(19,715)	22,358	(113.4)%

Decrease in cash	$(17,065)	$(60,352)	$43,287	(71.7)%

Net cash used in operating activities decreased $20.2 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011.  This decrease was driven mainly by non-recurring costs incurred at the time of the Company’s IPO in 2010, namely the buyout of the management services agreement totaling $5.8 million, and the payment of cash bonuses under the Company’s liquidity bonus plan totaling $1.0 million.  The remainder of decrease in cash used was driven by working capital changes.

Net cash used in investing activities decreased $0.7 million for the nine months ended September 30, 2011, compared to the corresponding period in 2010.  This decrease was due to higher capital expenditures in 2010 to accommodate the increased production demands in Milwaukee and Rockland because of the closure of our Johnson City, TN manufacturing plant.

Net cash provided by (used in) financing activities increased $22.4 million for the nine months ended September 30, 2011 compared to the corresponding period in 2010.   Lower cash used in the nine month period of 2011 as compared to 2010 was principally the result of the net impact of financing activities associated with our IPO in 2010, namely the redemption of the Senior Notes, including the redemption premium and accrued interest thereon totaling $153.9 million, partially offset by an increase in our term loan of $40.0 million and net proceeds from the IPO of $63.9 million.   We also paid dividends of $21.3 million in the nine months ended September 30, 2011, compared to dividends of $3.9 million in the nine months ended September 30, 2010.   As we refinanced our term loan in 2011 there was a net impact of $2.2 million in cash provided to us as we borrowed $125 million less a $1.3 million discount, offset by debt repayments of $121.5 million.   As part of the refinancing in 2011, we also incurred $3.5 million in financing costs that are being amortized over the life of the facility.    Finally, there was also a decrease in revolver borrowings of $13.0 million as borrowings were $37.0 million at September 30, 2010 as compared to $24.0 million at September 30, 2011.

Contractual Obligations

There have been no material changes to our contractual obligations in the nine months ended September 30, 2011.  However, on April 18, 2011, we entered into a new senior secured credit facility, comprised of an amended revolving credit facility and a new term loan. See Note 5 to the notes to our financial statements.

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

We attempt to manage the seasonal impact of snowfall on our revenues in part through our pre-season sales program, which involves actively soliciting and encouraging pre-season distributor orders in the second and third quarters by offering our distributors a combination of pricing, payment and freight incentives during this period. These pre-season sales incentives encourage our distributors to re-stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering pre-season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two-thirds over the last ten years) during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. During 2010 and 2011, sales during this period have shifted from traditional patterns to be more heavily weighted toward the second quarter versus the third quarter.  By contrast, our revenue and operating results tend to be lowest during the first quarter, as management believes our end-users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of our fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

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

Interest Rate Risk

We are exposed to market risk primarily from changes in interest rates.  Our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk.  A portion of our interest rate risk associated with our term loan is mitigated through an interest rate swap as discussed in Note 5 to the Consolidated Financial Statements, above.   In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate based on our average daily availability under our revolving credit facility.

As of September 30, 2011, we had outstanding borrowings under our term loan of $123.2 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2011 by $0.6 million, $0.6 million and $0.7 million, respectively.  We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans.   The swap converts $50.0 million of our term loan to a fixed interest rate of 2.085%.   As of September 30, 2011, we had outstanding borrowings under our revolving credit facility of $24.0 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2011 by $0.1 million, $0.1 million and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 12.9% and 15.8% for the three months and nine months ended September 30, 2011 compared to 13.0% and 15.5% for the three months and nine months ended September 30, 2010, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems as well as sand and salt spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics and sand and salt spreader assemblies. When granted, each patent has a 17 year duration. The duration of the patents we currently possess range between one year and 14 years of remaining life. Our patent applications date back to as far as 2001 and as recent as 2010.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 20 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® and BLIZZARD®), 5 Canadian registered trademarks, 28 U.S. issued patents and 15 Canadian patents. Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. We believe that our trademarks are of great value and that the loss of any one or all of our trademark rights could lower sales and increase our costs.   In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

We primarily compete with regional manufacturers of snow and ice control equipment for light trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for light trucks are Northern Star Industries, Inc. (the manufacturer of the Boss brand of snow and ice control equipment) and Meyer Products LLC, respectively, and accordingly represent our primary competitors for market share.

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

As of September 30, 2011 we had approximately $123.2 million of senior secured indebtedness and $46.0 million of borrowing availability under our revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured. For example, our amended revolving credit facility allows our wholly-owned subsidiaries, Douglas Dynamics, L.L.C. (“DDI LLC”), Douglas Dynamics Finance Company (“DDI Finance”) and Fisher, LLC (“Fisher”) to request the establishment of one or more additional revolving commitments in an aggregate amount not in excess of $40 million and our new term loan facility allows DDI LLC to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $60 million, in each case, subject to specified terms and conditions.

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

Certain of our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate if the average daily availability under our revolving credit facility falls below a certain threshold. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease. Our senior credit facilities require us to maintain in effect at all times one or more interest rate hedging agreements so that, at all times, interest on at least 25% of the aggregate outstanding principal amount of the loans under the new term loan facility is either fixed rate or covered by such agreements.

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

As of September 30, 2011, our principal stockholders had the right to vote or direct the vote of approximately 9% of our voting power. Consequently, our principal stockholders will for the foreseeable future be able to influence the election and removal of our directors and influence our corporate and management policies, including virtually all matters requiring stockholder approval, such as potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of the Company. We cannot assure you that the interests of our principal stockholders will coincide with the interests of our other holders of common stock.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2011, the Company sold no securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2011, filed on November 7, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: November 7, 2011

Exhibit Index to Form 10-Q for the Period Ended September 30, 2011

Exhibit Numbers	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2011, filed on November 7, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*                                         Filed herewith.