Form 10-K
period 2011-12-31
DOUGLAS DYNAMICS, INC
filed 2012-03-13
CIK 1287213

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from to

Commission File No. 001-34728

DOUGLAS DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	134275891 (I.R.S. Employer Identification No.)
7777 N 73rd Street
Milwaukee, Wisconsin (Address of principal executive offices)	53223 (Zip Code)

Registrant's telephone number, including area code (414) 354-2310

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒.

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         At June 30, 2011, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $291 million (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date). At March 13, 2012, the Registrant had outstanding an aggregate of 22,130,996 shares of its Common Stock.

Documents Incorporated by Reference:

         Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 2, 2012 are incorporated into Parts II and III.

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

  •
  Inaccuracies in our estimates of future demand for our products;

  •
  Our inability to protect or continue to build our intellectual property portfolio;

  •
  Our inability to develop new products or improve upon existing products in response to end-user needs;

  •
  Our inability to compete effectively against competition;

  •
  The effects of laws and regulations and their interpretations on our business and financial conditions;

  •
  Losses due to lawsuits arising out of personal injuries associated with our products; and

  •
  Factors that could impact dividend payments;

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

Item 1.    Business

Overview

        Douglas Dynamics, Inc. (the "Company," "we," "us," "our") is the North American leader in the design, manufacture and sale of snow and ice control equipment for light trucks, which consists of snowplows, sand and salt spreaders, and related parts and accessories. We sell our products under the WESTERN®, FISHER® and BLIZZARD® brands which are among the most established and recognized in the industry. We believe that in 2011 our share of the light truck snow and ice control equipment market was greater than 50%. We operate as a single segment.

        We offer the broadest and most complete product line of snowplows and sand and salt spreaders for light trucks in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. For the year ended December 31, 2011, 85% of our net sales were generated from sales of snow and ice control equipment, and 15% of our net sales were generated from sales of parts and accessories.

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

        We believe we have the industry's most extensive North American distributor network, which primarily consists of over 720 truck equipment distributors who purchase directly from us and are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors, with an average tenure of approximately 15 years. We continually seek to grow and optimize our network by opportunistically adding high-quality, well-capitalized distributors in select geographic areas and by cross-selling our industry-leading brands within our distribution network. Beginning in 2005, we began to extend our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

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

        On May 10, 2010, we completed our initial public offering ("IPO"). In connection with our IPO, we listed our common stock on the New York Stock Exchange ("NYSE") under the stock symbol "PLOW." On May 20, 2011 and December 6, 2011, certain of our stockholders, including affiliates of Aurora Capital Group and Ares Management, completed registered secondary offerings of 5,750,000 and 1,966,479 shares, respectively, of our common stock. We did not receive any proceeds from the sale of common stock by the selling stockholders in the offerings.

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

        While snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi-year periods. The following chart depicts aggregate annual and eight-year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2011. As the chart indicates, since 1982 aggregate snowfall levels in any given rolling eight-year period have been fairly consistent, ranging from 2,742 to 3,419 inches.

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

Source: National Oceanic and Atmospheric Administration's National Weather Service.

        The demand for snow and ice control equipment can also be influenced by general economic conditions in the United States, as well as local economic conditions in the snow-belt regions in North America. In stronger economic conditions, our end-users may choose to replace or upgrade existing equipment before its useful life has ended, while in weak economic conditions, our end-users may seek to extend the useful life of equipment, thereby increasing the sales of parts and accessories. However, since snow and ice control management is a non-discretionary service necessary to ensure public safety and continued personal and commercial mobility in populated areas that receive snowfall, end-users cannot extend the useful life of snow and ice control equipment indefinitely and must replace equipment that has become too worn, unsafe or unreliable, regardless of economic conditions. While our parts and accessories yield slightly higher gross margins than our snow and ice control equipment, they yield significantly lower revenue than equipment sales, which adversely affects our results of operations. However, since snow and ice control management is a non-discretionary service necessary to ensure public safety and continued personal and commercial mobility in populated areas that receive snowfall, end-users cannot extend the useful life of snow and ice control equipment indefinitely and must replace equipment that has become too worn, unsafe or unreliable, regardless of economic conditions.

        Sales of parts and accessories for 2010 and 2011, respectively, were approximately 21.9% and 51.2% higher than average annual parts and accessories sales over the preceding ten years, which management believes is largely a result of the deferral of new equipment purchases due to the recent economic downturn. Although sales of snow and ice control units increased in 2011 as compared to 2010, management believes that absent the recent economic downturn, equipment sales in 2010 and 2011 would have been considerably higher due to the high levels of snowfall during these years, as equipment unit sales in 2010 and 2011 remained below the ten-year average, while snowfall levels for snow seasons ending March 31, 2010 and 2011 were considerably above the ten-year average. Management believes this deferral of new equipment purchases could result in an elevated multi-year replacement cycle as the economy recovers.

        Long-term growth in the overall snow and ice control equipment market also results from geographic expansion of developed areas in the snow belt regions of North America, as well as consumer demand for technological enhancements in snow and ice control equipment and related parts and accessories that improves efficiency and reliability. Continued construction in the snow belt regions in North America increases the aggregate area requiring snow and ice removal, thereby growing the market for snow and ice control equipment. In addition, the development and sale of more reliable, more efficient and more sophisticated products have contributed to an approximate 2% to 4% average unit price increase in each of the past five years.

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

        Strong Cash Flow Generation.    We are able to generate significant cash flow as a result of relatively consistent high profitability, low capital spending requirements and predictable timing of our working capital requirements. Our cash flow results will also benefit substantially from approximately $18 million of annual tax-deductible intangible and goodwill expense over the next eight years, which has the impact of reducing our corporate taxes owed by approximately $6.7 million on an annual basis during this period, in the event we have sufficient taxable income to utilize such benefit. Our significant cash flow has allowed us to reinvest in our business, pay down long term debt, and pay substantial dividends on a pro rata basis to our stockholders.

        Experienced Management Team.    We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the snow and ice control equipment industry for light trucks. Our senior management team, consisting of four officers, has an average of approximately 20 years of weather-related industry experience and an average of over eleven years with our company. James Janik, our President and Chief Executive Officer, has been with us for over 19 years and in his current role since 2000, and through his strategic vision, we have been able to expand our distributor network and grow our market leading position.

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

Employees

        As of December 31, 2011, we employed approximately 525 employees on a full-time basis. None of our employees are represented by a union and we are not party to any collective bargaining agreements.

Sales Programs

        We offer a number of sales programs to our distributors to finance the purchase of our products. One such program is our pre-season sales program, which not only benefits our distributors, but also benefits us by helping us to manage the seasonality of our business. During the second and third quarters, we offer our distributors the option of either (1) a purchase price discount, with the percentage discount being highest the earlier in the season that the distributor purchases and pays for our products, or (2) deferring payment until the fourth quarter. Under either option product shipment occurs during the pre-season sales period. On average, approximately 60% to 65% of our annual shipments occur during the pre-season sales period. Distributors who purchase our products during the first or fourth quarter, on the other hand, must deliver payment to us within 30 days of shipment. Our backlog as of December 31, 2011 and 2010 was $0.8 million and $0.7 million, respectively. We expect that all backlog as of December 31, 2011 will be shipped in 2012.

        We are also party to an accounts receivable securitization facility pursuant to which certain distributors may elect to finance their purchases from us through a third party financing company. Distributors who purchase our products through this financing arrangement are offered the same pre-season sales incentives as distributors who purchase directly from us, the terms of which are described above. In the years ended December 31, 2011, 2010 and 2009, 1.3%, 1.0% and 1.9%, respectively of our net sales were financed by our distributors through a third party financing company. Pursuant to the terms of this facility, we maintain the risk of collectability of the receivable under this facility. If the third party financing company is unable to collect from the distributor the amounts due in respect of the product financing, we are obligated to repurchase the outstanding receivable balance plus any legal fees incurred by the financing company. Historically, repurchases of inventory and uncollectible amounts related to receivables sold under this program have been less than $100 thousand on average for the years ended December 31, 2009, 2010 and 2011.

        In 2011, we also unveiled an end-user financing program. We have partnered with a third party financing company which has agreed to extend credit to our-end users for purchases of our products, subject to credit approval. Once approval is obtained, our end-users can then place an order directly for our products with our distributors. This program is designed to facilitate our end-users' access to credit.

Intellectual Property

        We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems as well as sand and salt spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics and sand and salt spreader assemblies. When granted, each patent has a 17 year duration. The duration of the patents we currently possess range between one year and 17 years of remaining life. Our patent applications date from 2001 to 2011.

        We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 20 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® and BLIZZARD®), 5 Canadian registered trademarks, 25 U.S. issued patents, 15 Canadian patents and two Chinese patents.

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

Item 1A.    Risk Factors

        The Company operates in an environment that involves numerous known and unknown risks and uncertainties. Our business, prospects, financial condition and operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The risk described below highlight some of the factors that have affected, and in the future could affect our operations.

Our results of operations depend primarily on the level, timing and location of snowfall. As a result, a decline in snowfall levels in multiple regions for an extended time could cause our results of operations to decline and adversely affect our ability to pay dividends.

        As a manufacturer of snow and ice control equipment for light trucks, and related parts and accessories, our sales depend primarily on the level, timing and location of snowfall in the regions in which we offer our products. A low level or lack of snowfall in any given year in any of the snow-belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada) will likely cause sales of our products to decline in such year as well as the subsequent year, which in turn may adversely affect our results of operations and ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year-to-Year Variability." A sustained period of reduced snowfall events in one or more of the geographic regions in which we offer our products could cause our results of operations to decline and adversely affect our ability to pay dividends.

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

        Historically, demand for snow and ice control equipment for light trucks has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow-belt regions in North America. During the last few years, economic conditions throughout the United States have been extremely weak, although they began to improve in 2011, they may not become strong in the foreseeable future. Weakened economic conditions may cause our end-users to delay purchases of replacement snow and ice control equipment and instead repair their existing equipment, leading to a decrease in our sales of new equipment. Weakened economic conditions may also cause our end-users to delay their purchases of new light trucks. Because our end-users tend to purchase new snow and ice control equipment concurrent with their purchase of new light trucks, their delay in purchasing new light trucks can also result in the deferral of their purchases of new snow and ice control equipment.

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

        We depend on a network of truck equipment distributors to sell, install and service our products. Nearly all of these sales and service relationships are at will, so almost all of our distributors could discontinue the sale and service of our products at any time, and those distributors that primarily sell our products may choose to sell competing products at any time. Further, difficult economic or other circumstances could cause any of our distributors to discontinue their businesses. Moreover, if our distributor base were to consolidate or if any of our distributors were to discontinue their business, competition for the business of fewer distributors would intensify. If we do not maintain good relationships with our distributors, or if we do not provide product offerings and pricing that meet the needs of our distributors, we could lose a substantial amount of our distributor base. A loss of a substantial portion of our distributor base could cause our sales to decline significantly, which would have an adverse effect on our results of operations and ability to pay dividends.

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

        Steel is a significant raw material used to manufacture our products. During 2011, 2010 and 2009, our steel purchases were approximately 15%, 13% and 18% of our revenue, respectively. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Steel prices are volatile and may increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions remain weak and our distributors and end-users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

If petroleum prices increase, our results of operations could be adversely affected.

        Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside of our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. If the price of fuel increases, the demand for our products may decline, which would adversely affect our financial condition and results of operations.

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

        We have continued to increase the number of our off-shore suppliers. Our increased reliance on off-shore sourcing may cause our business to be more susceptible to the impact of natural disasters, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, a weakening of the dollar over an extended period of time and other uncontrollable factors such as changes in foreign regulation or economic conditions. In addition, reliance on off-shore suppliers may make it more difficult for us to respond to sudden changes in demand because of the longer lead time to obtain components from off-shore sources. We may be unable to mitigate this risk by stocking sufficient materials to satisfy any sudden or prolonged surges in demand for our products. If we cannot satisfy demand for our products in a timely manner, our sales could suffer as distributors can cancel purchase orders without penalty until shipment.

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

        Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems as well as sand and salt spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics and sand and salt spreader assemblies. When granted, each patent has a 17 year duration. The duration of the patents we currently possess range between one year and 17 years of remaining life. Our patent applications date from 2001 through 2011.

        We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 20 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® and BLIZZARD®), 5 Canadian registered trademarks, 25 U.S. issued patents, 15 Canadian patents and two Chinese patents. Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

We are subject to complex laws and regulations, including environmental and safety regulations that can adversely affect the cost, manner or feasibility of doing business.

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

        While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2011, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non-compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

        Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Due to the recent significant financial market downturn, the funded status of our pension plans has declined. As of December 31, 2011, our pension plans were underfunded by approximately $14.2 million. In 2011, contributions to our defined benefit pension plans were approximately $1.9 million. If plan assets continue to perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that continued losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

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

        As of December 31, 2011, we had approximately $123 million of senior secured indebtedness and $70 million of borrowing availability under our revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

        If we continue to pay dividends at the level contemplated by our dividend policy, as in effect on the date of this filing, or if we increase the level of our dividend payments in the future, we may not retain a sufficient amount of cash to finance growth opportunities, meet any large unanticipated liquidity requirements or fund our operations in the event of a significant business downturn. In addition, because a significant portion of cash available will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, including through acquisitions, increased capital spending or other increases of our expenditures, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at all, or at an acceptable cost. If we are unable to take timely advantage of growth opportunities, our future financial condition and competitive position may be harmed, which in turn may adversely affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We are headquartered in Milwaukee, WI and currently have manufacturing facilities in Milwaukee, WI, and Rockland, ME. We closed our Johnson City, TN facility in August 2010, and are currently holding it for sale. Additionally, we operate a sourcing office in China. We operate as a single segment.

Item 3.    Legal Proceedings

        In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental-related claims or legal matters.

Item 4.    Mine Safety Disclosures

        Not applicable.

Executive Officers of the Registrant

        Our executive officers as of December 31, 2011 were as follows:

Name	Age	Position
James Janik	55	President and Chief Executive Officer; Director
Robert McCormick	51	Executive Vice President, Chief Financial Officer and Secretary
Mark Adamson	53	Vice President, Sales and Marketing
Keith Hagelin	51	Vice President, Operations

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

        Robert McCormick has been serving as our Executive Vice President, Chief Financial Officer since September 2004 and as our Secretary since May 2005. Mr. McCormick served as our Assistant Secretary from September 2004 to May 2005 and as our Treasurer from September 2004 through December 2010. Prior to joining us, Mr. McCormick served as President and Chief Executive Officer of Xymox Technology Inc. from 2001 to 2004. Prior to that, Mr. McCormick served in various capacities in the Newell Rubbermaid Corporation, including President from 2000 to 2001 and Vice President Group Controller from 1997 to 2000. While Mr. McCormick served as President, he was responsible for Newell's Mirro / Wearever Cookware, and as Vice President Group Controller, he was responsible for worldwide strategic and financial responsibilities for 12 company divisions with sales of over two billion dollars.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed, and principally traded, on the NYSE. The Company's symbol for its common stock is "PLOW." The following table sets forth the range of high and low per share sales prices of the Company's common stock and per share dividends for the periods indicated. As the company was not listed until it listed its common stock in the second quarter 2010 in connection with the IPO, no market price data is available for the first quarter of 2010.

	2011			2010
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends
Fourth Quarter	$15.57	$12.50	$0.21	$16.84	$11.97	$0.20
Third Quarter	16.27	11.38	0.20	13.00	10.20	0.18
Second Quarter	16.68	14.10	0.20	12.54	10.93	—
First Quarter	16.96	13.48	0.57	—	—	—

        At March 13, 2012, there were 24 record holders of our Common Stock.

        In accordance with the Company's dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. The first quarterly dividend to common shareholders subsequent to IPO was made in the third quarter of 2010 for $0.1825 per share paid on September 30, 2010. Additionally, the Company paid a $0.20 per share quarterly dividend on December 31, 2010. In the first quarter of 2011, the Company both declared and paid a special dividend of $0.37 in addition to a stated dividend of $0.20. In both the second and third quarters of 2011, the Company both declared and paid a stated dividend of $0.20 per share. In the fourth quarter of 2011, the Company increased its annual stated dividend from $0.80 to $0.82 and both declared and paid a dividend of $0.205 per share.

        The Company's senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the

Company's subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company's revolving credit facility specifically restrict the Company from paying dividends if a minimum availability under the revolving credit facility, the greater of $10.5 million and 15% of the aggregate revolving commitments at the time of determination, is not maintained. Additionally, both senior credit facilities restrict the Company from paying dividends above certain levels not to exceed $5.25 million in any fiscal quarter of 2011 calculated without regard to a one-time special dividend not to exceed $8.0 million, $5.5 million in any fiscal quarter of 2012, $5.75 million in any fiscal quarter of 2013, $6.0 million in any fiscal quarter of 2014, $6.25 million in any fiscal quarter of 2015 and $6.5 million in any fiscal quarter of 2016 and thereafter or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2011.

Equity Compensation Plan Information

PLAN CATEGORY	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:(1)
2010 Stock Incentive Plan	20,612	$—	1,779,602
2004 Stock Incentive Plan	37,240	$4.21	—
Equity compensation plans not approved by security holders	—	—	—

Total	57,852	$2.71	1,779,602

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

        The graph set forth below compares the cumulative total stockholder return on our common stock between May 5, 2010 (the date of our initial public offering, or IPO) and December 31, 2011, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on May 5, 2010 in our common stock at our IPO offering price of

$11.25 per share, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

        We did not sell any equity securities during 2011, in offerings that were not registered under the Securities Act of 1933.

        We did not make any purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during 2011.

Item 6.    Selected Consolidated Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2010 and 2011 and for the three years in the periods ended December 31, 2011 are derived from our audited consolidated financial statements.

        The selected historical consolidated financial data as of December 2007, 2008 and 2009 and for the years ended December 31, 2007 and 2008 is derived from our historical financial statements not included in this Annual Report on Form 10-K.

        The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$35,519	$53,552	$69,073	$20,149	$39,432
Total current assets	91,491	115,414	133,534	88,972	103,462
Total assets	375,649	391,264	404,619	348,043	359,017
Total current liabilities	19,013	23,858	25,187	15,976	32,611
Total debt	234,363	233,513	232,663	121,154	122,937
Total liabilities	283,705	293,203	296,395	178,550	195,628
Total redeemable stock and shareholders' equity	91,944	98,061	108,224	169,493	163,389

	For the year ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Total sales	$140,065	$180,108	$174,342	$176,795	$208,798
Gross profit	42,816	62,197	57,078	60,301	71,817
Income from operations	20,636	35,636	29,439	21,408	40,181
Income tax expense (benefit)	(749)	6,793	3,986	872	11,332
Net income (loss)	(1,057)	11,471	9,843	1,662	19,040
Net income (loss) per basic share, as adjusted(1)	$(0.07)	$0.79	$0.68	$0.09	$0.87
Net income (loss) per diluted share, as adjusted(1)	$(0.07)	$0.77	$0.67	$0.09	$0.85

	For the year ended December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Other Data
Adjusted EBITDA	$32,745	$47,742	$45,180	$47,345	$52,461
Capital expenditures(2)	$1,049	$3,160	$8,200	$3,009	$2,373

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2009, 2010 and 2011 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K.

Results of Operations

Overview

        In assessing our results of operations in a given period, one of the primary factors we consider is the level of snowfall experienced within the prior snow season. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to "average snowfall" levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow-belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2011. During this period, snowfall averaged 3,038 inches, with the low in such period being 2,094 inches and the high being 4,502 inches.

        During the six-month snow seasons ending March 31, 2009, 2010 and 2011, we experienced above average snowfall (approximately 20%, 18% and 37% above average during the six months ending March 31, 2009, 2010 and 2011 snow seasons, respectively). Despite above average snowfalls during these periods, we believe that the economic downturn resulted in lower sales of snowplows and sand and salt spreaders, but increased sales of our parts and accessories as a percentage of total net sales during the years ended December 31, 2009, 2010 and 2011 as compared to prior periods. We experienced lower equipment and higher parts and accessories sales as weakened economic conditions tend to cause our end-users to delay purchase of replacement snow and ice control equipment and instead repair their existing equipment.

        Sales of parts and accessories for 2011 and 2010 were $31.0 million and $25.0 million, respectively, or approximately 51.2% and 21.9% higher than average annual parts and accessories sales over the preceding ten years (from 2002 to 2007, sales of parts and accessories ranged from approximately $9 million to $19 million per year, with an average of approximately $15 million). Management believes the increased sales of parts and accessories are largely a result of the deferral of new equipment purchases due to the severe economic downturn that began in 2008 from which conservative re-ordering has continued subsequently, as many end-users chose to extend the life of their existing equipment beyond the typical replacement cycle. In 2011, unit sales increased 12.8% which was the first significant increase since 2008, which management believes is a direct result of higher than normal snowfall in the six month snow season ending March 31, 2011. Management believes that absent the recent economic downturn, equipment sales in 2011, 2010 and 2009 would have been considerably higher due to the high levels of snowfall during the year. Although equipment unit sales increased significantly in 2011, they were only 1% above the immediately preceding ten-year average despite snowfall levels in snow season ending March 31, 2011 that were approximately 26% above the immediately preceding ten-year average (excluding units sold by Blizzard Corporation prior to its acquisition by us in November 2005). Equipment unit sales in 2010 remained 12% below the immediately preceding ten-year average, despite the fact that snowfall levels in snow season ending March 31, 2010 were approximately 13% above the immediately preceding ten-year average (excluding units sold by Blizzard Corporation prior to its acquisition by us in November 2005). Management believes this deferral of new equipment purchases could result in an elevated multi-year replacement cycle as the economy recovers.

        The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the periods indicated. During the years ended December 31, 2009, 2010 and 2011, we sold 44,444, 45,054 and 50,801 units of snow and ice control equipment, respectively.

	Year Ended December 31,
	2009	2010	2011
Equipment	85%	86%	85%
Parts and accessories	15%	14%	15%

        The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated statements of income data for the years ended December 31, 2009, 2010 and 2011 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
	2009	2010	2011
	(in thousands)
Net sales	$174,342	$176,795	$208,798
Cost of sales	117,264	116,494	136,981

Gross profit	57,078	60,301	71,817
Selling, general, and administrative expense	20,085	26,509	26,389
Intangibles amortization	6,161	6,001	5,201
Management fees-related party	1,393	6,383	46

Income from operations	29,439	21,408	40,181
Interest expense, net	(15,520)	(10,943)	(8,918)
Loss on extinguishment of debt	—	(7,967)	(673)
Other income (expense), net	(90)	36	(218)

Income before taxes	13,829	2,534	30,372
Income tax expense	3,986	872	11,332

Net income	$9,843	$1,662	$19,040

        The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2009	2010	2011
	(in thousands)
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.3%	65.9%	65.6%

Gross profit	32.7%	34.1%	34.4%
Selling, general, and administrative expense	11.5%	15.0%	12.7%
Intangibles amortization	3.5%	3.4%	2.5%
Management fees-related party	0.8%	3.6%	0.0%

Income from operations	16.9%	12.1%	19.2%
Interest expense, net	(8.9)%	(6.2)%	(4.3)%
Loss on extinguishment of debt	0.0%	(4.5)%	(0.3)%
Other income (expense), net	(0.1)%	0.0%	(0.1)%

Income before taxes	7.9%	1.4%	14.5%
Income tax expense	2.3%	0.5%	5.4%

Net income	5.6%	0.9%	9.1%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Net Sales.    Net sales were $208.8 million for the year ended December 31, 2011 compared to $176.8 million in 2010, an increase of $32.0 million, or 18.1%. This increase was primarily driven by increases of $26.0 million in sales of snow and ice control equipment and $6.0 million in parts and accessories sales. The increase in sales of snow and ice control equipment for the year ended December 31, 2011 was attributable to (1) an increase in sales volume of snow and ice control equipment of $19.4 million, or 12.8%, as compared to the prior year and (2) price increases that we implemented in the third quarter of 2010 and that extended throughout the remainder of 2010 and 2011. Additionally, we implemented a temporary one percent surcharge in both the second and third quarters of 2011 due to inflationary costs due to increases in costs of commodities, while no such surcharges existed in 2010 and we increased prices by three percent effective in the fourth quarter of 2011. The increase in sales volume was largely a result of the above average snow season ending March 31, 2011. Net sales of parts and accessories increased in the year ended December 31, 2011 from the year ended December 31, 2010 by 24.0%, from $25.0 million to $31.0 million. Net sales of parts and accessories remained comparatively high in 2011, exceeding the preceding ten-year average by approximately 51.2%. As discussed above, the comparatively strong sales of parts and accessories was due in large part to above average snowfall resulting in increased equipment usage and subsequent repair. Additionally, equipment sales were only slightly higher (1% above the immediately preceding ten-year average), as many end-users continue to repair their existing snow and ice control equipment instead of purchasing new equipment.

        Cost of Sales.    Cost of sales was $137.0 million for the year ended December 31, 2011 compared to $116.5 million in 2010, an increase of $20.5 million, or 17.6%. This increase was driven primarily by increased volume as cost of sales as a percentage of total sales did not fluctuate significantly. Cost of sales as a percentage of net sales decreased slightly from 65.9% for the year ended December 31, 2010 to 65.6% for the year ended December 31, 2011. Negative inflationary commodity experience throughout the year was more than offset by lower costs per unit resulting from increases in volume of equipment units and parts and accessories. As a percentage of cost of sales, fixed and variable costs were approximately 15% and 85%, respectively, for the year ended December 31, 2011 versus approximately 19% and 81%, respectively for the year ended December 31, 2010.

        Gross Profit.    Gross profit was $71.8 million for the year ended December 31, 2011 compared to $60.3 million in 2010, an increase of $11.5 million, or 19.1%, due to the increase in net sales volume described above under "—Net Sales" and "—Cost of Sales." As a percentage of net sales, gross profit increased from 34.1% for the year ended December 31, 2010 to 34.4% for the corresponding period in 2011, as a result of the factors discussed above under "—Net Sales" and "—Cost of Sales."

        Selling, General and Administrative Expense.    Selling, general and administrative expenses, including intangible asset amortization and management fees, were $31.6 million for the year ended December 31, 2011 compared to $38.9 million for the year ended December 31, 2010, a decrease of $7.3 million, or 18.7%, driven by non-recurring expenses incurred at the time of the IPO in 2010. The non-recurring charges associated with the IPO totaled $8.5 million, and were comprised of the buyout of the management services agreement at $5.8 million, compensation expense associated with net exercises of stock options totaling $1.7 million and the expense and payment of cash bonuses under the our liquidity bonus plan of $1.0 million. Additionally, in 2010 there was non-recurring compensation expense associated with net exercises of stock options subsequent to the IPO totaling $1.2 million. In addition, the closure costs associated with the Johnson City facility were $0.7 million in the prior year. Amortization expense decreased $0.8 million compared to 2010 due to certain intangible assets becoming fully amortized. Additionally, contributing to the reduction, in 2011, we spent $0.9 million less on legal and consulting fees compared to 2010 in order to defend patents and explore potential acquisitions. Meanwhile, offsetting the decreases, in 2011 we incurred higher incentive based compensation of $2.1 million due to better operating results. Recurring stock based compensation increased $0.8 million compared to 2010 due to a full year as a public company in the current year. We spent $1.3 million in 2011 on offering costs to allow our former principal stockholders to dispose of their remaining holdings in our common stock. Finally, health insurance costs increased $0.6 million in the year ended December 31, 2011 compared to 2010. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization and management fees, decreased from 22.0% for the year ended December 31, 2010 to 15.2% for the corresponding period in 2011 due to items discussed above.

        Interest Expense.    Interest expense was $8.9 million for the year ended December 31, 2011 compared to $10.9 million in the corresponding period in 2010, a decrease of $2.0 million. This decrease was due to less interest expense as a result of the redemption of our 7 3/4% Senior Notes due 2012 ("Senior Notes") with proceeds from the IPO, additional borrowings under our senior credit facilities and cash on hand. Additionally, interest expense was lower for year ending December 31, 2011 compared to 2010 as we incurred a favorable rate as a result of the April 2011 refinancing.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt totaling $0.7 million for the year ended December 31, 2011 was entirely driven by our entry into a new term loan facility resulting in a significant modification of our debt which resulted in the write off of unamortized capitalized deferred financing costs of $0.3 million and write off of unamortized debt discount of $0.3 million. Loss on extinguishment of debt totaling $8.0 million for the year ended December 31, 2010 was entirely driven by costs associated with the amendment of our senior credit facilities and the redemption of the Senior Notes, including both the call premium on the redemption of our Senior Notes, and the write-off of unamortized deferred financing costs relating to the redemption of our Senior Notes and the amendment of our senior credit facilities.

        Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization. Our effective combined federal and state tax rate for 2011 was 37.3% compared to 34.4% for 2010. The effective tax rate for the year ended December 31, 2011 is higher than 2010 due to an increase in federal rate from 34.0% in year ending December 31, 2010 compared to 35.0% for the year ending December 31, 2011.

        Net Income.    Net income for the year ended December 31, 2011 was $19.0 million compared to net income of $1.7 million for the corresponding period in 2010, an increase of $17.3 million. This increase was driven by the factors described above, and primarily by the non-recurring charges associated with the IPO incurred in 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net Sales.    Net sales were $176.8 million for the year ended December 31, 2010 compared to $174.3 million in 2009, an increase of $2.5 million, or 1.4%. This increase was primarily driven by a $4.3 million increase in sales of snow and ice control equipment, slightly offset by a $1.9 million decrease in parts and accessories sales. The increase in sales of snow and ice control equipment for the year ended December 31, 2010 was attributable to (1) an increase in sales volume of snow and ice control equipment of $2.1 million, or 1.4%, as compared to the prior year and (2) price increases that we implemented in the second quarter of 2010 and that extended throughout 2010. The 1.4% increase in sales volume was largely a result of strengthening economic conditions towards the end of 2010 which we believed led to lower parts and accessories sales compared to 2009. However, compared to a ten year historical average, parts and accessories sales were still higher than average, while equipment sales were lower than average, as many end-users continue to repair their existing snow and ice control equipment instead of purchasing new equipment. Net sales of parts and accessories declined in the year ended December 31, 2010 from the year ended December 31, 2009 by 7.0%, from $26.9 million to $25.0 million. Notwithstanding this decline, net sales of parts and accessories remained comparatively high in 2010, exceeding the preceding ten-year average by approximately 34.4%. As discussed above, the comparatively strong sales of parts and accessories was due in large part to the continued downturn in general economic conditions and local economic conditions in the snowbelt regions, which we believed led many of our end-users to repair their existing snow and ice control equipment instead of purchasing new equipment.

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

        Selling, General and Administrative Expense.    Selling, general and administrative expenses, including intangible asset amortization and management fees, were $38.9 million for the year ended December 31, 2010 compared to $27.6 million for the year ended December 31, 2009, an increase of $11.3 million, or 40.9%, driven by non-recurring expenses incurred at the time of the IPO. The non-recurring charges associated with the IPO totaled $8.5 million, and were comprised of the buyout of the management services agreement at $5.8 million, compensation expense associated with net exercises of stock options totaling $1.7 million and the expense and payment of cash bonuses under our liquidity bonus plan of $1.0 million. Additionally, there was non-recurring compensation expense associated with net exercises of stock options subsequent to the IPO totaling $1.2 million. We also spent $1.3 million more in 2010 on defending our patents compared to 2009. Finally, the closure costs associated with the Johnson City facility increased $0.4 million compared to the prior year. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization and management fees, increased from 15.8% for the year ended December 31, 2009 to 22.0% for the corresponding period in 2010 due to the non-recurring charges discussed above.

        Interest Expense.    Interest expense was $10.9 million for the year ended December 31, 2010 compared to $15.5 million in the corresponding period in 2009, a decrease of $4.6 million. This decrease was due to less interest expense as a result of the redemption of our 7 3/4% Senior Notes due 2012 ("Senior Notes") with proceeds from the IPO, additional borrowings under our senior credit facilities and cash on hand.

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

        Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization. Our effective combined federal and state tax rate for 2010 was 34.4% compared to 28.8% for 2009. The effective tax rate for the year ended December 31, 2010 is higher than 2009 due to state net operating loss allowances ("NOLs") related to the closure of the Johnson City, Tennessee facility. Additionally, the 2009 effective rate was lower due to the release of a valuation allowance for Wisconsin NOLs in the first quarter of 2009 due to a tax law change in the state of Wisconsin resulting in the ability to utilize the NOLs in future periods.

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
  Free cash flow;

  •
  Adjusted net income; and

  •
  Adjusted EBITDA.

        These non-GAAP disclosures should not be construed as an alternative to the reported results determined in accordance with GAAP.

        Free cash flow (as defined below) for the year ended December 31, 2011 was $45.4 million compared to $12.8 million in the corresponding period in 2010, an increase in cash provided of $32.6 million, or 255.2%. The increase in cash provided is primarily a result of $32.0 million less cash used by operating activities, as discussed below under Liquidity and Capital Resources. In addition to the changes in cash used by operating activities, capital expenditures decreased by $0.6 million. In 2010, there were higher capital expenditures to accommodate the increased production demands in Milwaukee and Rockland because of the closure of our Johnson City, TN manufacturing plant in the first half of the year.

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

        The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$47,728	$15,777	$25,571
Acquisition of property and equipment	(2,373)	(3,009)	(8,200)

Free cash flow	$45,355	$12,768	$17,371

        Adjusted net income represents net income as determined under GAAP, excluding certain expenses incurred at the time of our IPO in 2010 (namely the buyout of our management services agreement, loss on extinguishment of debt, stock based compensation expense associated with the net exercise of stock options and the payment of cash bonuses under our liquidity bonus plan); certain expenses incurred at the time of our secondary offering in 2011; costs incurred to pursue acquisitions and a loss on extinguishment of debt incurred in 2011. We believe that the presentation of adjusted net income for the years ended December 30, 2011 and December 30, 2010 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

        The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted net income for the years ending December 31, 2011 and December 31, 2010.

	Years Ended
(in millions)	December 31, 2011	December 31, 2010
Net Income—(GAAP)	$19.0	$1.7
Addback non-recurring expenses, net of tax at 37.0% and 38.0%, for 2011 and 2010, respectively:
—Buyout of the management services agreement	—	3.6
—Loss on extinguishment of debt	0.4	4.9
—Liquidity bonus payment	—	0.6
—Non-recurring stock based compensation expense	—	1.9
—Acquisition costs	0.6	—
—Offering costs	0.8	—

Adjusted Net Income—(non-GAAP)	$20.8	$12.7

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

        Adjusted EBITDA for the year ended December 31, 2011 was $52.5 million compared to $47.3 million in the corresponding period in 2010, an increase of $5.2 million, or 11.0%. As a percentage of net sales, Adjusted EBITDA decreased from 26.8% for the year ended December 31,

2010 to 25.1% for the year ended December 31, 2011. Adjusted EBITDA for the year ended December 31, 2010 was $47.3 million compared to Adjusted EBITDA of $45.2 million for the year ended December 31, 2009, an increase of $2.1 million, or 4.6%. As a percentage of net sales, Adjusted EBITDA increased from 25.9% for the year ended December 31, 2009 to 26.8% for the year ended December 31, 2010. In addition to the specific changes resulting from the exceptions, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under "—Results of Operations."

        The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Net income (loss)	$(1,057)	$11,471	$9,843	$1,662	$19,040
Interest expense—net	19,622	17,299	15,520	10,943	8,918
Income taxes	(749)	6,793	3,986	872	11,332
Depreciation expense	4,632	4,650	5,797	5,704	2,975
Amortization	6,164	6,160	6,161	6,001	5,201

EBITDA	28,612	46,373	41,307	25,182	47,466
Management fees	1,400	1,369	1,393	6,383	46
Stock based compensation	—	—	732	4,029	1,873
Loss on extinguishment of debt	2733	—	—	7,967	673
Management liquidity bonus	—	—	—	1,003	—
Offering costs	—	—	—	—	1,342
Other non-recurring charges(1)	—	—	1,748	2,781	1,061

Adjusted EBITDA	$32,745	$47,742	$45,180	$47,345	$52,461

(1)
Reflects severance and one-time, non-recurring expenses for costs related to the closure of our Johnson City facility of $1,054 and $1,435 for the years ended 2009 and 2010, respectively, $694, $2,013 and $1,061 of unrelated legal and consulting fees for the years ended 2009, 2010 and 2011, respectively, and a $667 gain on other post employment benefit plan curtailment related to the Johnson City plant closure for the year ended 2010.

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

Defined Benefit Pension Obligation

        As discussed in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the pension benefit obligation and related pension expense or income of our pension plans are calculated in accordance with Accounting Standards Codification ("ASC") 715-30, Defined Benefit Plans-Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for 2011 used a discount rate of 4.6% and an expected long-term rate of return on plan assets of 7.25%. Our discount rate reflects the expected future cash flow based upon our funding valuation assumptions and participant data at the beginning of the plan year. The expected future cash flow was discounted by the Principal Financial Group's yield curve for the month preceding the 2011 year end.

        In estimating the expected return on plan assets, we analyze historical and expected returns for multiple asset classes. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was then developed based upon those overall rates and the target asset allocation of the plan. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, shareholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant. The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by our employees' service adjusted for future wage increases. At December 31, 2011, our pension obligation funded status was $14.2 million underfunded.

        Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. We contributed approximately $1.9 million to our pension plans in 2011. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed description of our pension plans.

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

Impairment of Long-Lived Assets

        Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Our management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. We determined that no long-lived assets were impaired as of December 31, 2011, 2010 and 2009.

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

        The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess of the fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2011, 2010 and 2009 resulted in no adjustment to the carrying value of our indefinite-lived intangibles and goodwill.

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

        As of December 31, 2011, we had liquidity comprised of $39 million in cash and cash equivalents and borrowing availability of $70 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

        Set forth below is summary cash flow information for each of the years ended December 31, 2009, 2010 and 2011.

	Year ended December 31,
Cash Flows (in thousands)	2009	2010	2011
Net cash provided by operating activities	$25,571	$15,777	$47,728
Net cash used in investing activities	(8,200)	(2,783)	(2,306)
Net cash used in financing activities	(1,850)	(61,918)	(26,139)

Increase (Decrease) in cash	$15,521	$(48,924)	$19,283

Sources and Uses of Cash

        During the three-year periods described above, net cash provided by operating activities was used for funding capital investment, retiring preferred stock and paying related dividends, paying interest on both our senior notes and senior credit facilities, and funding working capital requirements during our pre-season shipping period.

        The following table shows our cash and cash equivalents and inventories at December 31, 2009, 2010 and 2011.

	December 31,
	2009	2010	2011
	(in thousands)
Cash and cash equivalents	$69,073	$20,149	$39,432
Inventories	26,697	23,481	24,005

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        We had cash and cash equivalents of $39.4 million at December 31, 2011 compared to cash and cash equivalents of $20.1 million at December 31, 2010. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2010	2011	Change
Net cash provided by operating activities	$15,777	$47,728	$31,951	202.5%
Net cash used in investing activities	(2,783)	(2,306)	477	(17.1)%
Net cash used in financing activities	(61,918)	(26,139)	35,779	(57.8)%

Increase (Decrease) in cash	$(48,924)	$19,283	$68,207	(139.4)%

        Net cash provided by operating activities increased $32.0 million from the year ended December 31, 2010 to the year ended December 31, 2011. The increase in cash provided by operating activities was due to a $9.8 increase in net income adjusted for reconciling items. Additionally, accounts receivable decline of $3.0 million and accounts payable increase of $2.2 million both positively influenced operating cash flows. As we paid off the senior notes in 2010, accrued interest at the end of 2009 declined in 2010 $5.3 million, which increased cash used in operating activities in 2010.

        Net cash used in investing activities decreased $0.5 million for the year ended December 31, 2011, compared to the corresponding period in 2010. This decrease was due to higher capital expenditures in 2010 to accommodate the increased production demands in Milwaukee, WI and Rockland, ME because of the closure of our Johnson City, TN manufacturing plant.

        Net cash used in financing activities decreased $35.8 million for the year ended December 31, 2011 compared to the corresponding period in 2010. The decrease was a result of our repayment of our senior notes in the amount of $150 million in 2010. Offsetting cash used were net proceeds from the IPO of $63.9 million and borrowings under the credit facility of $40 million in 2010. As we refinanced our term loan in 2011 there was a net impact of $2.2 million in cash provided to us as we borrowed $125.0 million less a $1.3 million discount, offset by debt repayments of $121.5 million. We also paid dividends of $25.8 million in the year ended December 31, 2011, compared to dividends paid of $8.2 million in the year ended December 31, 2010. We also received $1.3 million in 2011 for the exercise of stock options, wheras all options exercised in 2010 were accomplished through "net exercises" that resulted in no cash paid for the exercise price of the options.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        We had cash and cash equivalents of $20.1 million at December 31, 2010 compared to cash and cash equivalents of $69.1 million at December 31, 2009. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2009	2010	Change
Net cash provided by operating activities	$25,571	$15,777	$(9,794)	(38.3)%
Net cash used in investing activities	(8,200)	(2,783)	5,417	(66.1)%
Net cash used in financing activities	(1,850)	(61,918)	(60,068)	3,246.9%

Increase in cash	$15,521	$(48,924)	$(64,445)	(415.2)%

        Net cash provided by operating activities decreased $9.8 million from the year ended December 31, 2009 to the year ended December 31, 2010. The decrease in cash provided by operating activities was due to an $8.1 decrease in net income, caused in part by an $8.0 million loss on extinguishment of debt that we recorded when we repaid our senior notes. As we paid off these notes, accrued interest declined $5.3 million, which increased cash used in operating activities. Additionally, accounts receivable growth of $4.9 million and accounts payable decline of $2.3 million both negatively impacted operating cash flows. Slightly offsetting these uses of cash were an increase in stock based compensation of $3.3 million and lower inventories of $3.2 million. Lower inventory levels have resulted from the closure of our Johnson City, TN location in August 2010.

        Net cash used in investing activities decreased $5.4 million for the year ended December 31, 2010, compared to the corresponding period in 2009, mainly as a result of higher than normal capital investments in 2009 of approximately $5.0 million in our manufacturing plants in Milwaukee, WI and Rockland, ME to support the closure of our Johnson City, TN manufacturing facility in August 2010.

        Net cash used in financing activities increased $60.1 million for the year ended December 31, 2010 compared to the corresponding period in 2009. The increase was a result of our repayment of our senior notes in the amount of $150.0 million. Offsetting cash used were net proceeds from the IPO of $63.9 million and borrowings under the credit facility of $40.0 million.

Future Obligations and Commitments

Contractual Obligations

        We are subject to certain contractual obligations, including long-term debt and related interest. We have net unrecognized tax benefits of $0.3 million as of December 31, 2011. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities, therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2011.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$122,937	$11,071	$2,142	$2,142	$107,582
Interest on long-term debt(2)	44,444	7,399	14,583	13,710	8,752

Total contracted cash obligations(3)	$167,381	$18,470	$16,725	$15,852	$116,334

(1)
Long-term debt obligation is presented net of discount of $1.1 million at December 31, 2011.

(2)
Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2011.

(3)
Pension obligations are excluded from this table as we are unable to estimate the timing of payments related to these obligations. The minimum required contribution to our pension plans was $1.9 million in 2011 and is expected to be $2.5 million in 2012.

Senior Credit Facilities

        On April 18, 2011, we amended our senior credit facilities to, among other things, (i) increase the borrowing ability under the revolving credit agreement by $10 million, and (ii) amend certain of the provisions in the senior credit facilities which govern our ability to pay dividends. Consequently, as of April 18, 2011, our senior credit facilities consisted of a $125 million term loan facility and a $70 million revolving credit facility with a group of banks. The previous term loans consisted of an initial term loan of $85 million and a "tack on" of $40 million, and a $60 million revolving credit facility. Prior to the April 2011 changes to our senior credit facilities, the interest on the original $85 million term loan facility was (at our option) either the base rate (which shall be no less than 3%) plus 3.5% or the eurodollar rate (which shall be no less than 2%) plus 4.5%. The interest for the additional $40 million in our term loan facility was an interest rate equal to (at our option) either the base rate (which shall be no less than 3%) plus 4% or the eurodollar rate (which shall be no less than 2%) plus 5%. Under the previous revolving credit facility, the margin for base rate loans was either 0.25% or 0.50% and the margin for eurodollar rate loans was either 1.25% or 1.50%, in each case determined based on our leverage ratio from time to time.

        The agreement for the new term loan (the "Term Loan Credit Agreement") provides for a senior secured term loan facility in the aggregate principal amount of $125 million and generally bears interest at (at our election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%. The revolving credit facility as amended and restated (the "Revolving Credit Agreement") provides that we have the option to select whether borrowings will bear interest at either (i) 2.25% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for our amended and restated revolving credit facility is April 18, 2016, and our new term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018.

        The new term loan entered into in the second quarter of 2011 was issued at a $1.25 million discount which is being amortized over the term of the new term loan.

        Our entry into the new term loan facility resulted in a significant modification of our debt which resulted in the write off of unamortized capitalized deferred financing costs of $0.3 million and write off of unamortized debt discount of $0.3 million which in total resulted in a loss on extinguishment of debt of $0.7 million in the Consolidated Statement of Income during the year ended December 31, 2011.

        At December 31, 2011, we had no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $70 million.

        Our senior credit facilities include certain negative and operating covenants, including restrictions on our ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by our subsidiaries significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. The terms of our revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect us indirectly since we rely principally on distributions from our subsidiaries to have funds available for the payment of dividends. In addition, the our revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10 million in any calendar year and, if certain minimum availability under our revolving credit facility is not maintained, that we comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company's revolving credit facility. At December 31, 2011, we were in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of our assets.

        In accordance with the senior credit facilities, we are required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2011, we were not required to make an excess cash flow payment. However, the company expects to make a voluntary prepayment of $10 million in 2012.

        Each of the senior secured facilities entered into in the second quarter of 2011 includes a hedge provision, which requires us to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision required the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans. The purpose of the interest rate swap is to reduce our exposure to interest rate volatility. Effective June 20, 2011, we entered into an interest rate swap agreement with a notional amount of $50 million. The interest rate swap negative fair value at December 31, 2011 of $0.6 million is included in other long-term liabilities on the Consolidated Balance Sheet. We have counterparty credit risk resulting from the interest rate swap, which we monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, we either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). The interest rate swap contract on the term loan expires in December 2014.

Deductibility of Intangible and Goodwill Expense

        We possess a favorable tax structure with approximately $18 million of annual tax-deductible intangible and goodwill expense over the next nine years which may be utilized in the event we have sufficient taxable income to utilize such benefit.

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

        The following chart illustrates the effects of snowfall levels in the snowbelt states in a given winter on the number of units of snow and ice control equipment we shipped in the following year. Snowfall levels represent the aggregate number of inches of snowfall recorded in each of 66 cities in 26 snowbelt states across the Northeast, East, Midwest and Western United States where we have historically monitored snowfall levels. We have historically monitored snowfall levels in these cities because they represent the key metropolitan areas in the states where snowfall is a regular occurrence and coincide with our historical U.S. market. With respect to the calculation of units shipped, each year in the following chart represents the calendar year period from January 1 to December 31. With respect to the calculation of snowfall, each year in the following chart represents the period beginning on October 1 of the prior year and extending through the following March 31. Thus, for example, the number of units shipped in 2001 represents the total units of snow and ice control equipment we shipped from January 1, 2001 to December 31, 2001, whereas the 2001 snowfall level reflects snowfall in the snowbelt states in the period from October 1, 2000 through March 31, 2001. As the chart indicates, heavy snowfall levels in a given winter tend to lead to increased unit shipments of our snow and ice control equipment in the following year, whereas low snowfall levels in a given winter tend to lead to decreased units shipped of our snow and ice control equipment in the following year. Over the past 10 years, our sales of snow and ice control equipment ranged from a low of 40,538 units to a high of 66,043 units, averaging 50,504 units per year (including units sold by Blizzard Corporation prior to its acquisition by us in November 2005).

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

        Our revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our first quarter revenue has varied from approximately $8.5 million to approximately $23.5 million between 2007 and 2011. During the last five-year period, net loss during the first quarter has varied from a net loss of approximately $0.8 million to a net loss of approximately $6.5 million, with an average net loss of $4.1 million.

        While our monthly working capital has averaged approximately $90 million from 2009 to 2011, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $73.0 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

Interest Rate Risk

        We are exposed to market risk primarily from changes in interest rates. Our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. A portion of our interest rate risk associated with our term loan is mitigated through an interest rate swap as discussed in Note 7 to the Consolidated Financial Statements. In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate based on our average daily availability under our revolving credit facility.

        As of December 31, 2011, we had outstanding borrowings under our term loan of $122.9 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2011 by $0.1 million, $0.2 million and $0.7 million, respectively. We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans. The swap converts $50.0 million of our term loan to a fixed interest rate of 2.085%. As of December 31, 2011, we had no outstanding borrowings under our revolving credit facility.

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

  None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by this report.

        Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective of the last day of the period covered by this report. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on its, management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

        Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        During the last fiscal quarter, of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such controls.

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

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report:

1.
Consolidated Financial Statements:

            See "Index to Consolidated Financial Statements" on page F-1, the Reports of Independent Registered Public Accounting Firm on page F-2 and F-3 and the Consolidated Financial Statements beginning on page F-4, all of which are incorporated herein by reference.

  2.
  Financial Statement Schedule:

            All schedules have been omitted because the information required in these schedules is included in the Notes to the Consolidated Financial Statements.

  3.
  Exhibits:

            See "Exhibit Index" of this Form 10-K, which is incorporated herein by reference.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 2012.

DOUGLAS DYNAMICS, INC.
By:	/s/ JAMES JANIK James L. Janik President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2012.

/s/ JAMES L. JANIK James L. Janik	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ ROBERT L. MCCORMICK Robert L. McCormick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ROBERT J. YOUNG Robert J. Young	Corporate Controller and Treasurer (Controller)
/s/ KENNETH W. KRUEGER Kenneth W. Krueger	Director
/s/ JAMES L. PACKARD James L. Packard	Director
/s/ JACK O. PEIFFER Jack O. Peiffer	Director
/s/ JAMES D. STALEY James D. Staley	Director
/s/ DONALD W. STURDIVANT Donald W. Sturdivant	Director
/s/ MICHAEL W. WICKHAM Michael W. Wickham	Director

Exhibit Index

Exhibit Number		Title
3.1		Fourth Amended and Restated Certificate of Incorporation of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.3 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

3.2		Second Amended and Restated Bylaws of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.6 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].

10.1		Amended and Restated Credit and Guaranty Agreement dated as of April 18, 2011 among Douglas Dynamics, L.L.C. Douglas Dynamics Finance Company and Fisher LLC as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein as lenders, J.P.Morgan Securities LLC, as sole bookrunner and sole lead arranger, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Capital Finance, LLC, as syndication agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed April 20, 2011 (File No. 001-34728)].

10.2		Credit and Guaranty Agreement, dated as of April 18, 2011, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company and Fisher, LLC, as guarantors, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent, and Credit Suisse Securities (USA) LLC, as syndication agent Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed April 20, 2011 (File No. 001-34728)].

10.3	#	Employment Agreement between Robert McCormick and Douglas Dynamics, Inc., dated September 7, 2004, as amended by that certain amendment, dated as of October 1, 2008 [Incorporated by reference to Exhibit 10.5 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.4	#	Form of Amendment No. 2 to Employment Agreement between Robert McCormick and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.6 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.5	#	Employment Agreement between James L. Janik and Douglas Dynamics, Inc., dated March 30, 2004 [Incorporated by reference to Exhibit 10.7 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.6	#	Form of Amendment No. 1 to Employment Agreement between James L. Janik and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.8 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.7	#	Employment Agreement between Mark Adamson and Douglas Dynamics, Inc., dated August 27, 2007 [Incorporated by reference to Exhibit 10.9 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.9	#	Form of Amendment No. 1 to Employment Agreement between Mark Adamson and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.10 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

Exhibit Number		Title
10.10	#	Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.16 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.11	#	Form of Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.18 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.12	#	Form of Management Non-Qualified Stock Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.19 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.13	#	Form of Amended and Restated Management Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.20 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.14	#	Form of Non-Employee Director Non-Qualified Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.21 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.15	#	Form of Amended and Restated Non-Employee Director Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.22 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.16	#	Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.23 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.17	#	Form of Second Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.24 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.18	#	Amended and Restated Non-Qualified Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.25 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.19	#	Form of Second Amended and Restated Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.26 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.20	#	Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].

10.21	#	Douglas Dynamics 2011 Annual Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Quarterly Report on Form 10-Q (File No. 001-34728)].

Exhibit Number		Title
10.22	#	Douglas Dynamics, L.L.C. Long Term Incentive Plan 2009 [Incorporated by reference to Exhibit 10.30 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].

10.23	#	Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.32 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].

10.24	#	Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.33 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.25	#	Alternative Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.26	#	Form of Restricted Stock Units Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.35 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.27	#	Form of Nonqualified Stock Option Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.28	#	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.29	#	Form of Restricted Stock Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.30	#	Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.31	#	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.32	#	Form of Second Amended and Restated Joint Management Services Agreement among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C., Aurora Management Partners LLC, and ACOF Management, L.P. [Incorporated by reference to Exhibit 10.42 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.33	#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].

10.34	#*	Douglas Dynamics Nonqualified Deferred Compensation Plan

21.1	*	Subsidiaries of Douglas Dynamics, Inc.

Exhibit Number		Title
23.1	*	Consent of Ernst & Young LLP.

31.1	*	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Proxy Statement for the 2012 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2011; except to the extent specifically incorporated by reference, the Proxy Statement for the 2012 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

101.1		XBRL Instance Document

101.2		XBRL Taxonomy Extension Schema Document

101.3		XBRL Taxonomy Extension Calculation Linkbase Document

101.4		XBRL Taxonomy Extension Definition Linkbase Document

101.5		XBRL Taxonomy Extension Label Linkbase Document

101.6		XBRL Taxonomy Extension Presentation Linkbase Document

#
A management contract or compensatory plan or arrangement.

*
Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Dynamics, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Dynamics, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

Milwaukee, Wisconsin March 13, 2012	/s/ Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

        We have audited Douglas Dynamics, Inc.'s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Douglas Dynamics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Douglas Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012, expressed an unqualified opinion thereon.

                      /s/Ernst & Young LLP

Milwaukee, WI
March 13, 2012

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$39,432	$20,149
Accounts receivable, net	34,019	37,040
Inventories	24,005	23,481
Deferred income taxes	4,952	7,142
Prepaid income taxes	—	29
Prepaid and other current assets	1,054	1,131

Total current assets	103,462	88,972
Property, plant, and equipment, net	21,340	21,962
Assets held for sale	1,732	1,779
Goodwill	107,222	107,222
Other intangible assets, net	121,747	126,948
Deferred financing costs, net	3,402	953
Other long-term assets	112	207

Total assets	$359,017	$348,043

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$5,040	$2,847
Accrued expenses and other current liabilities	15,755	11,923
Accrued interest	350	23
Income taxes payable	395	—
Current portion of long-term debt	11,071	1,183

Total current liabilities	32,611	15,976
Retiree health benefit obligation	8,053	7,235
Pension obligation	14,163	10,753
Deferred income taxes	26,957	22,650
Deferred compensation	912	1,067
Long-term debt, less current portion	111,866	119,971
Other long-term liabilities	1,066	898
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,020,694 and 21,579,655 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	220	216
Additional paid-in capital	130,907	127,695
Shareholders' notes receivable	—	(482)
Retained earnings	39,742	46,495
Accumulated other comprehensive loss, net of tax	(7,480)	(4,431)

Total shareholders' equity	163,389	169,493

Total liabilities and shareholders' equity	$359,017	$348,043

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	2011	2010	2009
Net sales	$208,798	$176,795	$174,342
Cost of sales	136,981	116,494	117,264

Gross profit	71,817	60,301	57,078
Selling, general, and administrative expense	26,389	26,509	20,085
Intangibles amortization	5,201	6,001	6,161
Management fees-related party	46	6,383	1,393

Income from operations	40,181	21,408	29,439
Interest expense, net	(8,918)	(10,943)	(15,520)
Loss on extinguishment of debt	(673)	(7,967)	—
Other income (expense), net	(218)	36	(90)

Income before taxes	30,372	2,534	13,829
Income tax expense	11,332	872	3,986

Net income	$19,040	$1,662	$9,843

Less: Net income attributable to participating securities	233	12	—

Net income attributable to common shareholders	$18,807	$1,650	$9,843

Earnings per share:
Basic earnings per common share attributable to common shareholders	$0.87	$0.09	$0.68
Earnings per common share assuming dilution attributable to common shareholders	$0.85	$0.09	$0.67
Cash dividends declared and paid per share	$1.18	$0.38	$0.00

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars In Thousands)

	Redeemable Securities
	Series A Redeemable Preferred Stock
			Series B Redeemable Preferred		Series C Redeemable Preferred
							Common Stock					Accumulated Other Comprehensive Loss
									Additional Paid-in Capital	Shareholders' Notes Receivable	Retained Earnings			Comprehensive Income (Loss)
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars					Total
Balance at December 31, 2008	—	$—	1	$1	1	$1	14,454,369	$144	$60,378	$(1,116)	$43,212	$(4,559)	$98,059

Net income	—	—	—	—	—	—	—	—	—	—	9,843	—	9,843	$9,843
Adjustment for pension and postretirement benefit liability, net of tax of $365	—	—	—	—	—	—	—	—	—	—	—	622	622	622
Interest on shareholders' notes receivable	—	—	—	—	—	—	—	—	—	(34)	—	—	(34)	—
Stock repurchases and retirement	—	—	—	—	—	—	(32,633)	—	(405)	137	—	—	(268)	—

Balance at December 31, 2009	—	$—	1	$1	1	$1	14,421,736	$144	$59,973	$(1,013)	$53,055	$(3,937)	$108,222	$10,465

Net income	—	—	—	—	—	—	—	—	—	—	1,662	—	1,662	$1,662
Dividends paid	—	—	—	—	—	—	—	—	—	—	(8,222)	—	(8,222)	—
Adjustment for pension and postretirement benefit liability, net of tax of $327	—	—	—	—	—	—	—	—	—	—	—	(494)	(494)	(494)
Interest on shareholders' notes receivable	—	—	—	—	—	—	—	—	—	(28)	—	—	(28)	—
Issuance and sales of common stock by Company through IPO	—	—	—	—	—	—	6,500,000	65	63,864	—	—	—	63,929	—
Issuance of non-vested common stock in connection with IPO	—	—	—	—	—	—	208,130	2	(2)	—	—	—	—	—
Shares issued for options exercised in connection with IPO	—	—	—	—	—	—	180,567	2	1,659	—	—	—	1,661	—
Fractional shares repurchased and retired in connection with IPO	—	—	—	—	—	—	(7)	—	—	—	—	—	—	—
Stock repurchases and retirement	—	—	(1)	(1)	(1)	(1)				559		—	559	—
Deferred stock units converted	—	—	—	—	—	—	174,229	2	(2)	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	95,000	1	1,067	—	—	—	1,068
Stock based compensation	—	—	—	—	—	—	—	—	1,136	—	—	—	1,136	—

Balance at December 31, 2010	—	$—	—	$—	—	$—	21,579,655	$216	$127,695	$(482)	$46,495	$(4,431)	$169,493	$1,168

Net income	—	—	—	—	—	—	—	—	—	—	19,040	—	19,040	19,040
Dividends paid	—	—	—	—	—	—	—	—	—	—	(25,793)	—	(25,793)	—
Adjustment for pension and postretirement benefit liability, net of tax of $1,560	—	—	—	—	—	—	—	—	—	—	—	(2,658)	(2,658)	(2,658)
Adjustment for interest rate swap, net of tax of $230	—	—	—	—	—	—	—	—	—	—	—	(391)	(391)	(391)
Interest on shareholders' notes receivable	—	—	—	—	—	—	—	—	—	(7)	—	—	(7)	—
Repayment of shareholders' note receivable	—	—	—	—	—	—	—	—	—	489	—	—	489	—
Shares issued for options exercised	—	—	—	—	—	—	319,383	3	1,340	—	—	—	1,343	—
Stock based compensation	—	—	—	—	—	—	121,656	1	1,872	—	—	—	1,873	—

Balance at December 31, 2011	—	$—	—	$—	—	$—	22,020,694	$220	$130,907	$—	$39,742	$(7,480)	$163,389	$15,991

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2011	2010	2009
Operating activities
Net income	$19,040	$1,662	$9,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,176	11,705	11,958
Amortization of deferred financing costs and debt discount	832	872	1,209
Loss on extinguishment of debt	673	7,967	—
Stock-based compensation	1,873	4,029	732
Provision for losses on accounts receivable	47	445	133
Deferred income taxes	6,497	641	1,810
Changes in operating assets and liabilities:
Accounts receivable	2,974	(5,313)	(3,717)
Inventories	(524)	3,216	2,105
Prepaid and other assets and prepaid income taxes	201	1,437	(776)
Accounts payable	2,193	(2,323)	218
Accrued expenses and other current liabilities	4,554	(7,201)	1,127
Deferred compensation	(155)	(415)	(162)
Benefit obligations and other long-term liabilities	1,347	(945)	1,091

Net cash provided by operating activities	47,728	15,777	25,571
Investing activities
Capital expenditures	(2,373)	(3,009)	(8,200)
Proceeds from sale of equipment	67	226	—

Net cash used in investing activities	(2,306)	(2,783)	(8,200)
Financing activities
Stock repurchases	—	(166)	(1,000)
Proceeds from exercise of stock options	1,343	—	—
Payment of call premium and post payoff interest on senior notes redemption	—	(3,876)	—
Collection of shareholders' notes receivable	482	531	—
Payments of financing costs	(3,471)	(2,605)	—
Proceeds from initial public offering, net	—	63,929	—
Borrowings on long-term debt	123,750	40,000	—
Dividends paid	(25,793)	(8,222)	—
Repayment of long-term debt	(122,450)	(151,509)	(850)

Net cash used in financing activities	(26,139)	(61,918)	(1,850)

Change in cash and cash equivalents	19,283	(48,924)	15,521
Cash and cash equivalents at beginning of year	20,149	69,073	53,552

Cash and cash equivalents at end of year	$39,432	$20,149	$69,073

Supplemental disclosure of cash flow information
Income taxes paid	$2,479	$1,663	$1,895
Interest paid	$7,767	$16,886	$14,410

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

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

        On May 20, 2011 and December 6, 2011, certain of the stockholders of the Company, including affiliates of Aurora Capital Group and Ares Management, closed registered secondary offerings of 5,750,000 and 1,996,479 shares, respectively, of the Company's common stock. The Company did not receive any proceeds from the sale of its stock by the selling stockholders in the offerings.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

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

Financing program

        The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2011, 2010 and 2009, distributors financed purchases of $2,752, $1,696 and $3,269 through this financing program, respectively. At December 31, 2011 there were $55 of uncollectible outstanding receivables related to sales financed under the financing program, all of which is fully reserved for in the allowance for doubtful accounts. There were no outstanding or uncollectible amounts related to sales financed under the financing program for the years ended December 31, 2010. The amount owed by our distributors to the third party financing company under this program at December 31, 2011 and 2010 was $1,714 and $1,267, respectively. The Company was required to repurchase repossessed inventory of $41, $91 and $19 for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

        In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

        As required by the new debt agreement the Company entered into in the second quarter of 2011, the Company entered into an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). See Comprehensive income (loss) for treatment of gains and losses on the interest rate swap agreement.

Inventories

        Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first-in, first-out (FIFO) method. The

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

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

Property, plant and equipment

        Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives for financial statement purposes and an accelerated method for income tax reporting purposes. The estimated useful lives of the assets are as follows:

Years
Land improvements and buildings	15 - 40
Machinery and equipment	3 - 20
Furniture and fixtures	3 - 12
Mobile equipment and other	3 - 10

        Depreciation expense was $2,975, $5,704, and $5,797 for the years ended December 31, 2011, 2010 and 2009, respectively.

        Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $4,025, $2,909 and $3,079 for the years ended December 31, 2011, 2010 and 2009, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in the results of operations.

Impairment of long-lived assets

        Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long-lived assets were impaired as of December 31, 2011 and 2010.

Goodwill and other intangible assets

        Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. The fair value of indefinite-lived intangible assets is estimated based upon a market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting unit to its carrying value. The

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

Company has determined it has one reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss may be recognized. The Company has determined that goodwill and indefinite lived assets were not impaired as of December 31, 2011 and 2010.

        Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment or as events or circumstances arise. The Company amortizes its distribution network intangible over periods ranging from 15 to 20 years, trademarks over 7 to 10 years, patents over 7 to 20 years, and noncompete agreements over 5 years. The Company has determined that finite lived intangible assets were not impaired as of December 31, 2011 and 2010.

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

Deferred financing costs

        The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at January 1, 2009	$4,520
Amortization of deferred financing costs	(1,209)

Balance at December 31, 2009	3,311
Write-off of unamortized deferred financing costs	(2,045)
Deferred financing costs capitalized on new debt	559
Amortization of deferred financing costs	(872)

Balance at December 31, 2010	953
Write-off of unamortized deferred financing costs	(335)
Deferred financing costs capitalized on new debt	3,471
Amortization of deferred financing costs	(687)

Balance at December 31, 2011	$3,402

        For the year ended December 31, 2011, the Company recorded the write-off of deferred financing costs as a loss on extinguishment of debt, in the consolidated statements of operations as a result of an

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

amendment to the Company's term loan facility. The amendment of the term loan facility resulted in a significant modification of the debt which resulted in the write off of unamortized capitalized deferred financing costs of $335. See further details in Note 7. For the year ended December 31, 2010 the Company recorded a loss on extinguishment of debt of $7,967 as a result of an amendment to the Company's term loan facility and the repayment of the senior notes as follows. The amendment of the term loan facility resulted in a significant modification of the debt, which resulted in the write off of unamortized deferred financing costs of $995. The Company also incurred expenditures of $2,045 related to financing costs paid to existing lenders. The Company wrote off $1,050 of unamortized deferred financing costs related to the senior notes and paid $3,876 for a redemption call premium and post payoff interest on the senior notes redemption.

Fair Value

        Fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

        The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at 12/31/2011	Fair Value at 12/31/2010
Assets:
Assets(a)	$—	$—

Total Assets	$—	$—

Liabilities:
Long term debt(b)	122,709	120,397
Other non-current liabilities—Interest rate swap(c)	621	—

Total Liabilities	$123,330	$120,397

(a)
The Company does not have any financial assets that are required to be measured at fair value on a recurring basis.

(b)
The fair value of the Company's long-term debt, including current maturities, is estimated using discounted cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, which is a level 2 input for all periods presented. Meanwhile, long-term debt is recorded at carrying amount, net of discount, as disclosed on the face of the balance sheet.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

(c)
Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are level 2 inputs.

Concentration of credit risk

        The Company's cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

        No distributor represented more than 10% of the Company's net sales or accounts receivable during the years ended December 31, 2011, 2010 and 2009.

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

Advertising expenses

        Advertising expenses include costs for the production of marketing media, literature, CD-ROM, and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $2,718, $2,805 and $2,528 for the years ended

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

December 31, 2011, 2010 and 2009, respectively. The Company also provides its distributors with pre-approved, cooperative advertising programs, which are recorded as advertising expense in selling, general and administrative expense. All costs associated with the Company's advertising programs are expensed as incurred.

Shipping and handling costs

        Generally, shipping and handling costs are paid directly by the customer to the shipping agent. Those shipping and handling costs billed by the Company are recorded as a component of sales with the corresponding costs included in cost of sales.

Share-based payments

        The Company applies the guidance codified in ASC 718—Compensation—Stock Compensation. This standard requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). Because the Company used the minimum-value method to measure compensation cost for employee stock options prior to January 1, 2006 the date on which ASC 718 was adopted, under this previous guidance, it was required to use the prospective method of adoption for this standard. Under the prospective method, the Company continues to account for non-vested awards outstanding at the date of adoption using the same method as prior to adoption for financial statement recognition purposes. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of ASC 718.

Comprehensive income (loss)

        Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner resources and is comprised of net income or loss and "other comprehensive income (loss)". The Company's other comprehensive income (loss) is comprised of the adjustments for pension and postretirement benefit liabilities as well as the impact of our interest rate swap. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. The Company does not expect to record any unrecognized loss into earnings in the next twelve months. Additionally, other comprehensive income (loss) includes the net income (loss) of the Company plus/minus the Company's adjustments for its defined benefit retirement plans based on the measurement date as of the Company's year-end.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

        Components of accumulated other comprehensive loss are as follows:

	December 31,
	2011	2010
Interest rate swap, net of tax	$(391)	$—
Unrecognized pension and postretirement benefit plan liabilities, net of tax	(7,089)	(4,431)

	$(7,480)	$(4,431)

Segment Reporting

        The Company operates in and reports as a single operating segment, which is the manufacture and sale of snow and ice control products. Net sales are generated through the sale of snow and ice control products and accessories to distributors. The chief operating decision maker (the Company's Chief Executive Officer) manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company's identifiable assets are located in the United States. The Company's sales outside North America are not material, representing less than 1% of net sales.

        The Company's product offerings primarily consist of snow and ice control products and accessories. Equipment and parts and accessories are each a similar class of products based on similar customer usage.

	Year ended December 31,
	2011	2010	2009
Equipment	$177,806	$151,808	$147,478
Parts and accessories	30,992	24,987	26,864

Net Sales	$208,798	$176,795	$174,342

3. Related-Party Transactions

        The Company was party to a Joint Management Services Agreement with Aurora Management Partners, LLC ("AMP") and ACOF Management, LP ("ACOF"), who were affiliates of its principal stockholders at that time. Prior to the Company's initial public offering ("IPO") of its common stock in May 2010, this agreement obligated the Company to pay an annual management fee of $1,250 per annum, to AMP and ACOF, pro rata in accordance with their respective holdings, plus reimbursement of reasonable out-of-pocket expenses, in exchange for consultation and advice in fields such as financial services, accounting, general business management, acquisitions, dispositions and banking.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

3. Related-Party Transactions (Continued)

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

        On December 6, 2011, the Company completed a secondary offering by certain stockholders. Immediately following the secondary offering, AMP and ACOF were no longer shareholders in the Company.

        The Company recognized management fees and related expense of $46, $6,383 and $1,393 for the years ended December 31, 2011, 2010 and 2009, respectively.

4. Inventories

        Inventories consist of the following:

	December 31,
	2011	2010
Finished goods and work-in-process	$22,630	$21,896
Raw material and supplies	1,375	1,585

	$24,005	$23,481

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

5. Property, plant and equipment

        Property, plant and equipment are summarized as follows:

	December 31,
	2011	2010
Land	$960	$960
Land improvements	1,768	1,768
Buildings	12,660	12,554
Machinery and equipment	23,253	22,343
Furniture and fixtures	7,255	6,482
Mobile equipment and other	1,216	1,019
Construction-in-process	748	422

Total property, plant and equipment	47,860	45,548
Less accumulated depreciation	(26,520)	(23,586)

Net property, plant and equipment	$21,340	$21,962

6. Other Intangible Assets

        The following is a summary of the Company's other intangible assets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
December 31, 2011:
Indefinite-lived intangibles:
Trademark and tradenames	$60,000	$—	$60,000
Amortizable intangibles:
Dealer network	80,000	31,000	49,000
Customer relations	2,000	822	1,178
Patents	15,116	4,735	10,381
Noncompete agreements	5,050	5,050	—
Trademark—Blizzard	3,100	1,912	1,188
License	20	20	—

Amortizable intangibles, net	105,286	43,539	61,747

Total	$165,286	$43,539	$121,747

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

6. Other Intangible Assets (Continued)

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

        Amortization expense for intangible assets was $5,201, $6,001 and $6,161 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for the next five years is as follows:

2012	$5,199
2013	5,193
2014	5,193
2015	5,142
2016	4,883

        The weighted average remaining life for intangible assets is 12.2 years.

7. Long-Term Debt

        Long-term debt is summarized below:

	December 31,
	2011	2010
Term Loan, net of debt discount of $1,125 and $358 at December 31, 2011 and December 31, 2010, respectively:	$122,937	$121,154

Total long-term debt	122,937	121,154
Less current maturities	11,071	1,183

	$111,866	$119,971

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

7. Long-Term Debt (Continued)

        The scheduled maturities on long-term debt at December 31, 2011, are as follows:

2012	$11,071
2013	1,071
2014	1,071
2015	1,071
2016	1,071
Thereafter	107,582

$122,937

        On April 18, 2011, the Company amended its senior credit facilities to, among other things, (i) increase the borrowing ability under the revolving credit agreement by $10,000, and (ii) amend certain of the provisions in its senior credit facilities which govern the Company's ability to pay dividends. Consequently, as of April 18, 2011, the Company's senior credit facilities consisted of a $125,000 term loan facility and a $70,000 revolving credit facility with a group of banks. The previous term loans consisted of an initial term loan of $85,000 and a "tack on" of $40,000 and a $60,000 revolving credit facility. Prior to the April 2011 changes to the Company's senior credit facilities, the interest on the original $85,000 term loan facility was (at the Company's option) either the base rate (which shall be no less than 3%) plus 3.5% or the eurodollar rate (which shall be no less than 2%) plus 4.5%. The interest for the additional $40,000 in the Company's term loan facility was an interest rate equal to (at the Company's option) either the base rate (which shall be no less than 3%) plus 4% or the eurodollar rate (which shall be no less than 2%) plus 5%. Under the previous revolving credit facility, the margin for base rate loans was either 0.25% or 0.50% and the margin for eurodollar rate loans was either 1.25% or 1.50%, in each case determined based on the Company's leverage ratio from time to time.

        The agreement for the new term loan (the "Term Loan Credit Agreement") provides for a senior secured term loan facility in the aggregate principal amount of $125,000 and generally bears interest at (at the Company's election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%. The revolving credit facility as amended and restated (the "Revolving Credit Agreement") provides that the Company has the option to select whether borrowings will bear interest at either (i) 2.25% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Company's amended and restated revolving

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

7. Long-Term Debt (Continued)

credit facility is April 18, 2016, and the Company's new term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018.

        The new term loan entered into in the second quarter of 2011 was issued at a $1,250 discount which is being amortized over the term of the new term loan.

        The Company's entry into the new term loan facility resulted in a significant modification of the Company's debt which resulted in the write off of unamortized capitalized deferred financing costs of $335 and write off of unamortized debt discount of $338 which in total resulted in a loss on extinguishment of debt of $673 in the Consolidated Statement of Income during the year ended December 31,2011.

        At December 31, 2011, the Company had no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $70,000.

        The Company's senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company's subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company's revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company's revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company's revolving credit facility. At December 31, 2011, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

        In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2011, the Company was not required

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

7. Long-Term Debt (Continued)

to make an excess cash flow payment. However, the Company expects to make a voluntary prepayment of $10,000 in 2012.

        Each of the senior secured facilities entered into in the second quarter of 2011 includes a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision required the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans. The purpose of the interest rate swap is to reduce the Company's exposure to interest rate volatility. Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000. The interest rate swap negative fair value at December 31, 2011 of $621 is included in other long-term liabilities on the Consolidated Balance Sheet. The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). The interest rate swap contract on the term loan expires in December 2014.

8. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2011	2010
Payroll and related costs	$4,756	$2,993
Employee benefits	2,645	2,334
Accrued warranty	4,188	3,399
Other	4,166	3,197

	$15,755	$11,923

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

9. Warranty Liability (Continued)

        The following is a rollforward of the Company's warranty liability:

	December 31,
	2011	2010	2009
Balance at the beginning of the period	$3,399	$3,040	$2,272
Warranty provision	3,386	2,604	2,913
Claims paid/settlements	(2,597)	(2,245)	(2,145)

Balance at the end of the period	$4,188	$3,399	$3,040

10. Income Taxes

        The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2011	2010	2009
Current:
Federal	$2,697	$—	$1,284
State	326	231	892

	3,023	231	2,176
Deferred:
Federal	7,855	363	3,165
State	454	278	(1,355)

	8,309	641	1,810

	$11,332	$872	$3,986

        A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Federal income tax expense at statutory rate	$10,630	$862	$4,840
State taxes, net of federal benefit	1,522	7	302
Valuation allowance changes	(47)	311	(1,129)
Change in uncertain tax positions, net	(150)	(349)	276
Research and development credit	(111)	(117)	(194)
Rate change	(162)	95	—
Manufacturing tax benefits	(552)	—	—
Other	202	63	(109)

	$11,332	$872	$3,986

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

10. Income Taxes (Continued)

        Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$465	$456
Inventory reserves	479	533
Warranty liability	1,552	1,291
Deferred compensation	911	666
Pension and retiree health benefit obligations	8,615	6,145
Accrued vacation	570	428
Medical claims reserve	242	214
State net operating losses	2,167	3,160
Federal net operating losses	—	3,310
Other accrued liabilities	1,583	886
Valuation allowance for state net operating losses	(830)	(877)

Total deferred tax assets	15,754	16,212
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(34,923)	(30,434)
Accelerated depreciation	(2,280)	(865)
Other	(556)	(421)

Total deferred tax liabilities	(37,759)	(31,720)

Net deferred tax liabilities	$(22,005)	$(15,508)

        Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

        During 2011, the Company carried back its previously generated Federal net operating loss, resulting in full utilization of the Federal net operating loss and eliminating the related deferred tax asset. State operating loss carry forwards for tax purposes were $38,297 at December 31, 2011 and are expected to result in future tax benefits of approximately $2,167. These loss carry-forwards will expire beginning in 2019. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability and future projections of profitability, the Company concluded that a valuation allowance of approximately $830 is necessary at December 31, 2011 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

10. Income Taxes (Continued)

        A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2011	2010
Balance at beginning of year	$798	$2,095
Increases for tax positions taken in the current year	—	—
Increases for tax positions taken in prior years	—	—
Decreases due to settlements with taxing authorities	(478)	(1,297)

Balance at the end of year	$320	$798

        The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $208 at December 31, 2011 and approximately $591 at December 31, 2010. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $54 and $174 of accrued interest and penalties is reported as an income tax liability at December 31, 2011 and 2010, respectively. The liability for unrecognized tax benefits is reported in Other Liabilities on the consolidated balance sheets at December 31, 2011 and 2010. The Company recognized ($120), ($478), and $153 of (benefits) expenses related to interest and penalties in income tax expense for the years ended December 31, 2011, 2010, and 2009, respectively.

        The Company files income tax returns in the United States (Federal), Wisconsin (state), Maine (state) and various other states. Tax years open to examination by tax authorities under the statute of limitations include 2009, 2010 and 2011 for Federal and 2007 through 2011 for most states. Tax returns for the 2011 tax year have not yet been filed.

11. Deferred Compensation

        The Company has a long-term incentive compensation plan covering certain management employees. Under the terms of the plan, prior to December 31, 2010 participants earned (lost) additional compensation based upon a percentage of the Company's cash flow from operations reduced by capital expenditures under a predetermined formula. In addition, participants' account balances under the plan increased or decreased on an annual basis based upon the Company's cash flow from operations reduced by capital expenditures under a predetermined formula. Amounts credited to participant accounts under the plan were, and continue to be as of December 31, 2011, non-forfeitable unless a participant is terminated for cause or voluntarily terminates his or her employment with the Company. In either of these events, the terminated participant will forfeit any positive amounts allocated to his or her account for the two years preceding the year of termination.

        Compensation earned under the plan is deferred until such time as the participant has an account balance of more than two times his or her base compensation, at which point 20% of the balance is

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

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

        Activity for the plan is as follows:

	December 31
	2011	2010
Balance at beginning of year	$1,292	$1,705
Participant earnings according to the terms of the plan	—	128
Payments to current and former participants	(225)	(258)
Adjustments to plan	—	(283)

Balance at end of year	1,067	1,292
Less current portion	(155)	(225)

Long Term balance at end of year	$912	$1,067

        Effective December 31, 2010, the Company froze the long-term incentive plan. The Company will continue to pay its obligations to previously designated recipients in accordance with the plan, but no new compensation will be earned under the plan. As there were modifications to the deferred compensation plan, the Company reduced its obligation for expected forfeitures which was based on historical turnover as included above as "Adjustments to Plan" in 2010.

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

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

	December 31
	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$28,557	$24,723
Service cost	961	800
Interest cost	1,539	1,432
Actuarial loss	4,126	2,884
Benefits paid	(975)	(956)
Effect of curtailment	(1,408)	(326)

Benefit obligation at end of year	32,800	28,557
Change in plan assets:
Fair value of plan assets at beginning of year	17,804	15,766
Actual return on plan assets	(109)	2,085
Employer contributions through December 31	1,917	909
Benefits paid	(975)	(956)

Fair value of plan assets at end of year	18,637	17,804

Funded Status: accrued pension liability	$(14,163)	$(10,753)

        In May 2010, in connection with the closure of the Company's manufacturing facility in Johnson City, TN substantially all the employees at this facility were terminated. This resulted in a cessation of all future benefit accruals for these employees under the Company's pension plans. A liability gain of $326 from the curtailment was recognized as a reduction to the net actuarial loss, as the liability gain was less than the unrecognized net actuarial loss prior to the curtailment for the pension plan in the year ended December 31, 2010. Therefore, this did not impact the consolidated statement of income for the year ended December 31, 2010.

        In November 2011, the Company took the following actions with respect to its pension plans effective as of December 31, 2011: It froze benefits as of January 1, 2012 for all employees under the Company's Pension Plan for Hourly Employees, froze benefits as of January 1, 2012 for all employees under the Company's Salaried Pension Plan for employees with less than five years of service and grandfathered employees (other than certain highly compensated employees) under the Company's Salaried Pension Plan with five or more years of service, but reduced the benefit accrual from 1.67% of pay to 1.00% of pay. In order to offset the loss of these benefit to employees, the Company has enhanced its defined contribution plan. The company also established a nonqualified deferred compensation plan effective as of January 1, 2012, for certain highly compensated employees whose participation in the qualified plan is restricted. A liability gain of $1,408 from this curtailment was recognized as a reduction to the net actuarial loss, as the liability gain was less than the unrecognized net actuarial loss prior to the curtailment for the pension plan in the year ended December 31, 2011.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

Therefore, this did not impact the consolidated statement of income for the year ended December 31, 2011.

        The components of net periodic pension cost consisted of the following for the years ended December 31,

	2011	2010	2009
Component of net periodic pension cost:
Service cost	$961	$800	$820
Interest cost	1,539	1,432	1,355
Expected return on plan assets	(1,357)	(1,162)	(984)
Amortization of net loss	454	324	519

Net periodic pension cost	$1,597	1,394	$1,710

        The accumulated benefit obligation for all pension plans as of December 31, 2011 and 2010, was $31,322 and $26,078, respectively.

        In accordance with its adoption of ASC 715-20, the Company uses December 31, as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2011	2010	2009
Discount rates	5.5%	6.0%	6.0%
Rates of increase in compensation levels:
Salaried	3.5	3.5	3.5
Hourly	N/A	N/A	N/A
Expected long-term rate of return on assets	8.0	8.0	8.0

        The discount rate used to determine the benefit obligation at December 31, 2011 and 2010 is 4.6% and 5.5%, respectively.

        For 2012, the expected long-term rate of return on plan assets is 7.25%. To determine the long-term rate of return assumption for plan assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        The expected benefit payments under the pension plans are as follows:

2012	$1,260
2013	1,310
2014	1,340
2015	1,360
2016	1,380
2017 - 2020	8,020

        The Company made required minimum pension funding contributions of $1,917 to the pension plans in 2011 and currently expects to make $2,512 required minimum pension funding contributions in 2012.

        The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans, which is designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The current weighted-average target asset allocations are reflective of actual investments at December 31, 2011 and 2010. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances.

        The Company's weighted-average asset allocation and actual allocation for the qualified pension plans by asset category at December 31 is as follows:

	Target	2011		2010
Large Cap Equity	37%	$5,901	32%	$6,297	35%
Mid Cap Equity	4%	750	4%	799	5%
Small Cap Equity	3%	783	4%	772	4%
International Equity	12%	2,041	11%	2,379	13%
Emerging markets Equity	2%	353	2%	284	2%
Fixed Income and Cash Equivalents	34%	6,966	37%	6,148	35%
Real Estate	8%	1,843	10%	1,125	6%

Total	100%	$18,637	100%	$17,804	100%

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        The following table presents the fair values of the plan assets related to the Company's pension plans within the fair value hierarchy as defined in Note 2.

        The fair values of the Company's pension plan assets as of December 31, 2011 are as follows:

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$10,575	$—	$10,575	$—
Fixed-income holdings	6,966	—	6,966	—
Alternative investments	1,096	—	—	1,096

Total pension plan assets	$18,637	$—	$17,541	$1,096

        The fair values of the Company's pension plan assets as of December 31, 2010 are as follows:

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$10,938	$—	$10,938	$—
Fixed-income holdings	6,148	—	6,148	—
Alternative investments	718	—	—	718

Total pension plan assets	$17,804	$—	$17,086	$718

        Level 2 investments are based on quoted prices for similar assets in markets that are not active while Level 3 investments are comprised of a real estate fund for which the fair value is determined by taking the appraised values of the properties on hand plus other assets and subtracting mortgage loans and other liabilities.

        The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3):

	December 31,
	2011	2010
Balance, beginning of year	$718	$619
Deposits	408	—
Actual return on plan assets held at reporting date	129	99
Withdrawals	(159)	—

Balance, end of year	$1,096	$718

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

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

        The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,576	$8,198
Service cost	263	308
Interest cost	407	455
Participant contributions	95	94
Changes in actuarial assumptions	426	(154)
Benefits paid	(365)	(294)
Plan Curtailment	—	(1,031)

Projected benefit obligation at end of year	$8,402	$7,576

Amounts recognized in the consolidated balance sheets consisted
Accrued expenses and other current liabilities	$349	$341
Retiree health benefit obligation	8,053	7,235

	$8,402	$7,576

        In May 2010, in connection with the closure of the Company's manufacturing facility in Johnson City, TN substantially all the employees at this facility were terminated. This resulted in a cessation of all future benefit accruals for these employees under the Company's other post employment benefit ("OPEB") plan. The liability gain for the OPEB plan exceeded the unrecognized net actuarial loss prior to the curtailment and resulted in a gain of $1,031 of which $667 was recorded in selling, general and administrative expense in the consolidated statement of income for the year ended December 31,

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

2010 and $364 (before taxes) was recognized as a reduction to the net actuarial loss in accumulated other comprehensive loss at December 31, 2010.

        The components of postretirement healthcare benefit cost consisted of the following for the years ended December 31,

	2011	2010	2009
Component of net postretirement health benefit cost:
Service cost	$263	$308	$305
Interest cost	407	455	419
Amortization of net gain	(61)	(6)	(73)
Curtailment gain	—	(667)	—

Net postretirement healthcare benefit cost	$609	$90	$651

        The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2011	2010	2009
Discount rate	5.5%	6.0%	6.0%
Immediate healthcare cost trend rate	9.0	9.0	8.5
Ultimate healthcare cost trend rate	5.0	5.0	5.0
Assumed annual reduction in trend rate	*	0.5	0.5
Participation	80	80	80

*
Health Care Cost Trend rate is assumed to be 9.0% beginning in 2011 gradually reducing to an ultimate rate of 5.0% in 2017.

        The discount rate used to determine the benefit obligation at December 31, 2011 and 2010 is 4.4% and 5.5%, respectively. For the years ending December 31, 2009 and 2010 the combination of pension and postretirement benefit cash flows were used to develop a single equivalent discount rate as the results were materially the same. For 2011, a separate discount rate was determined for pension and postretirement benefits. For December 31, 2011, the health care cost trend rate is assumed to be 8.0% beginning in 2012 gradually reducing to an ultimate rate of 4.5% in 2019.

        A one percentage point change in the healthcare cost trend rate would have the following effect at December 31, 2011:

	1% Increase	1% Decrease
Effect on total service and interest cost	$96	$(81)
Effect on postretirement benefit obligation	1,013	(866)

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        Amounts included in other comprehensive loss, net of tax, at December 31, 2011, which have not yet been recognized in net periodic pension or OPEB cost, were net actuarial gain (loss) of ($7,185) and $96 for the pension plans and postretirement healthcare benefits, respectively. The estimated actuarial gain (loss) for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension or OPEB cost during 2012 are ($770) and $16 for the pension plans and postretirement healthcare benefits, respectively.

Defined contribution plan

        The Company has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and provides substantially all employees an opportunity to accumulate personal funds for their retirement. Contributions are made on a before-tax basis to these plans.

        As determined by the provisions of the plan, the Company matches a portion of the employees' basic voluntary contributions. The Company matching contributions to the plan were approximately $140, $123 and $137 for the years ended December 31, 2011, 2010 and 2009, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non-discretionary employer contributions. This enhancement of the defined contribution plan occurred contemporaneously with the pension plan amendments noted within this footnote under "Pension benefits".

13. Stock-Based Compensation

Amended and Restated 2004 Stock Incentive Plan

        In connection with the IPO, in May 2010, the Company's Board of Directors and stockholders amended and restated the Company's 2004 Stock Incentive Plan (as amended and restated, the "A&R 2004 Plan") and certain outstanding award agreements thereunder, to among other things, eliminate the ability of the holders thereunder to use a promissory note to pay any portion of the exercise price of the options, to provide that the use of "net exercises" to pay any portion of the exercise price of the options shall be at the sole discretion of the committee administering the A&R 2004 Plan, and to effect certain ministerial changes under the A&R 2004 Plan. In addition, in connection with the IPO, the Board of Directors also resolved not to issue any further awards under the A&R 2004 Plan. As of December 31, 2011, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the A&R 2004 Plan. All outstanding options are fully vested. All options expire 10 years from the date of grant.

2010 Stock Incentive Plan

        In connection with the IPO, in May 2010, the Company's Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the "2010 Plan"). The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2011, the Company had 1,800,214 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

        The following table summarizes information with respect to the Company's stock option activity under the A&R 2004 Plan for the years ended December 31, 2011, 2010 and 2009.

	December 31, 2011		December 31, 2010		December 31, 2009
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding—beginning of year	356,623	$4.21	819,185	$4.21	908,556	$4.21
Granted	—	—	—	—	—	—
Canceled	—	—	—	4.21	(89,371)	4.21
Exercised	(319,383)	4.21	(462,562)	—	—	—

Outstanding—end of year	37,240	$4.21	356,623	$4.21	819,185	$4.21

Exercisable—end of year	37,240	$4.21	309,113	$4.21	747,935	$4.21

        Certain of the Company's option holders exercised 319,383 stock options during the year ended December 31, 2011, of which 184,236 options were exercised utilizing a broker assisted cashless exercise. The options exercised were granted under APB 25 with an exercise price equal to fair value at date of grant, and accordingly so, no compensation expense was recorded at the time of grant. The Company did not bear the risk and rewards of the options and thus, did not record stock based compensation expense. The option holders paid the Company the required exercise price for the remaining options at the time of exercise and therefore the Company did not record any stock based compensation expense.

        In connection with the IPO in 2010, certain of the Company's selling stockholders exercised 288,001 stock options and sold the underlying shares. Such stockholders paid the exercise price of such options through a net exercise. Subsequent to the IPO, certain of the Company's option holders exercised 174,571 stock options and paid the exercise price of such options through a net exercise, resulting in an additional 95,000 outstanding shares. The options exercised in conjunction with the IPO as well as those exercised subsequently in the year ended December 31, 2010 were granted under APB 25 with an exercise price equal to fair value at date of grant, and accordingly no compensation expense was recorded at the time of grant. Because of the net exercise mechanism, the option holders did not bear the risk and rewards of the options. As such, the Company recorded $2,975 of stock based compensation expense for the year ended December 31, 2010 related to stock options.

        On January 23, 2009, the Company entered into securities repurchase agreements with certain members of management. Pursuant to these agreements, the Company repurchased at fair value and

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

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

        As of December 31, 2011, 2010 and 2009, the weighted-average remaining contractual life of all outstanding options was 4.7, 4.0 and 4.8 years, respectively. As of December 31, 2011, 2010 and 2009, the weighted-average remaining contractual life of all exercisable options was 4.7, 3.6 and 4.6 years, respectively.

        The aggregate intrinsic value of the options at December 31, 2011 was $388 for both options outstanding and exercisable. The aggregate intrinsic value of the options at December 31, 2010 was $3,901 and $3,382 for options outstanding and exercisable, respectively. There were no options exercised for the year ended December 31, 2009. The aggregate intrinsic value of stock options exercised during 2011 and 2010 was $3,200 and $2,885, respectively.

        As of December 31, 2010, the Company had shareholders' notes receivable with recourse of $482 including accrued interest, respectively, related to the exercise of options, which are included as a component of shareholders' equity. The shareholders' notes receivable were repaid by the shareholders in conjunction with the secondary offering which closed on May 20, 2011.

Restricted Stock

        Restricted stock carries both voting and dividend rights. A summary of restricted stock activity for the year ended December 31, 2011 is as follows:

	Shares (In thousands)	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Term
Unvested at December 31, 2009	—	—	—
Granted	242,088	$11.68	—
Vested	—	—	—
Cancelled and forfeited	—	—	—
Unvested at December 31, 2010	242,088	11.68	4.01 years
Granted	43,690	14.99	2.00 years
Vested	(50,111)	11.77	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2011	235,667	$12.27	2.83 years

Expected to vest in the future at December 31, 2011	227,183	$12.27	2.83 years

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

        The fair value of the Company's restricted stock awards is the closing stock price on the date of grant. The Company recognized $848 and $419 of compensation expense related to restricted stock awards for the years ended December 31, 2011 and December 31, 2010, respectively. The unrecognized compensation expense for shares expected to vest as of December 31, 2011 and December 31, 2010 was approximately $2,154 and $2,311, respectively. Meanwhile, no shares vested in 2010.

Unrestricted Stock

        The Company granted 68,224 and 44,350 shares of unrestricted stock as performance based awards under the 2010 plan in the years ended December 31, 2011 and December 31, 2010, respectively. The fair value of the Company's unrestricted stock awards is the closing stock price on the date of grant, or $15.01 and $14.32 per share, for grants in years ended December 31, 2011 and December 31, 2010, respectively. The Company recognized $1,024 and $635 of compensation expense related to unrestricted stock awards granted for the years ended December 31, 2011 and December 31, 2010, respectively. The unrestricted awards granted in 2010 were issued in March 2011, while the awards granted in 2011 will be issued in March 2012. There is no required vesting period for the unrestricted stock awards as recipients are entitled to shares upon grant and performance satisfaction, which both have occurred by the years ended December 31, 2010 and December 31, 2011.

Restricted Stock Units

        Restricted stock units ("RSUs") are issued to the board of directors and carry dividend rights but do not carry voting rights. Each RSU represents the right to receive one share of the Company's common stock and are subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

        A summary of RSU activity for the year ended December 31, 2011 is as follows:

	Shares (In thousands)	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Term
Unvested at December 31, 2010	—	—	—
Granted	20,612	$15.21	2.00 years
Vested	1,719	15.25	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2011	18,893	$15.20	2.00 years

Expected to vest in the future at December 31, 2011	18,893	$15.20	2.00 years

        Vested RSU's are "settled" by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, and in all events no later than

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

the end of the calendar year in which such termination of employment occurs or, if later, two and one-half months after such termination of employment.

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

	2011	2010	2009
Basic earnings per common share
Net income	$19,040	$1,662	$9,843
Less income allocated to participating securities	233	12	—

Net income allocated to common shareholders	$18,807	$1,650	$9,843

Weighted average common shares outstanding	21,650,736	18,799,761	14,423,470

	$0.87	$0.09	$0.68

Earnings per common share assuming dilution
Net income	$19,040	$1,662	$9,843
Less income allocated to participating securities	233	12	—

Net income allocated to common shareholders	$18,807	$1,650	$9,843

Weighted average common shares outstanding	21,650,736	18,799,761	14,423,470
Incremental shares applicable to stock based compensation	163,881	487,685	325,328

Weighted average common shares assuming dilution	21,814,617	19,287,446	14,748,798

	$0.85	$0.09	$0.67

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

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

16. Redeemable stock and stockholders' equity

Series A Redeemable Convertible Preferred Stock

        The authorized capital stock of the Company includes 100,000 shares of preferred stock, of which 65,000 shares have been designated as Series A preferred stock ("Series A"). All shares of Series A have been redeemed and therefore no shares of Series A were issued and outstanding as of December 31, 2011 and 2010. The par value of Series A is $0.01 per share.

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

Series B Redeemable Preferred Stock

        One share of preferred stock has been designated as Series B preferred stock ("Series B") and no shares were issued and outstanding as of December 31, 2011 and December 31, 2010. The par value of Series B is $0.01 per share.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

16. Redeemable stock and stockholders' equity (Continued)

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

Series C Redeemable Preferred Stock

        One share of preferred stock has been designated as Series B preferred stock ("Series C") and no shares were issued and outstanding as of December 31, 2011 and December 31, 2010. The par value of Series C is $0.01 per share.

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

Common Stock

        The Company has 200,000,000 shares of common stock authorized, of which 22,020,694 and 21,579,655 were issued and outstanding as of December 31, 2011 and 2010, respectively. The par value of the common stock is $0.01 per share.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

16. Redeemable stock and stockholders' equity (Continued)

Deferred Stock Plan

        The Company has previously issued to certain members of management deferred common stock units and deferred preferred stock units, in each case representing the right to receive less than 1% of its fully-diluted equity capitalization. These deferred units were issued in consideration for the cancellation of accrued award balances in the Douglas Dynamics, LLC Long Term Incentive Plan. Deferred units were issued at a price equal to the fair value of the common stock at the date of issuance. Deferred units have all rights of common and preferred shareholders, excluding voting rights, and convert to common and preferred stock upon a change in control, or initial public offering of the Company's stock. As of December 31, 2011 and 2010 there were no deferred preferred stock units outstanding.

        As of both December 31, 2011 and 2010, the Company had no deferred common stock units outstanding. In the fourth quarter of 2010, the 174,229 deferred stock units converted into common stock, subsequent to the IPO of the Company's stock, upon expiration of the lock-up agreement.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

17. Valuation and qualifying accounts

        The Company's valuation and qualifying accounts for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Balance at beginning of year	Additions charged to earnings	Changes to reserve, net(1)	Balance at end of year
Year ended December 31, 2011
Allowance for doubtful accounts	$1,200	$1,106	$(1,059)	$1,247
Reserves for inventory	1,404	1,080	(1,196)	1,288
Valuation of deferred tax assets	877	—	(47)	830
Year ended December 31, 2010
Allowance for doubtful accounts	$755	$966	$(521)	$1,200
Reserves for inventory	1,931	930	(1,457)	1,404
Valuation of deferred tax assets	566	343	(32)	877
Year ended December 31, 2009
Allowance for doubtful accounts	$622	$281	$(148)	$755
Reserves for inventory	1,736	1,347	(1,153)	1,931
Valuation of deferred tax assets	1,695	84	(1,213)	566

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

        Related to the facility closure, the Company recorded $50 of employee termination costs and $1,385 for other closure costs for the year ended December 31, 2010. Restructuring expenses of $1,054 were recorded for the year ended December 31, 2009. These costs are included in the selling, general and administrative expense line in the Company's consolidated statements of operations. For the year ended December 31, 2011, the Company did not incur any restructuring charges, nor does the Company expect to incur any additional costs related to the closure in the future.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

18. Restructuring (Continued)

        The following represents a reconciliation of changes in the restructuring reserves related to this project through December 31, 2011.

	Employee Termination Costs	Other Exit Costs	Total
Accrued restructuring reserves as of December 31, 2008	$—	$—	$—
Activity during year ended December 31, 2009:
Charges to earnings	690	364	1,054
Payments	—	(364)	(364)

Accrued restructuring reserves as of December 31, 2009	$690	$—	$690
Activity during year ended December 31, 2010:
Charges to earnings	50	1,385	1,435
Payments	(710)	(1,385)	(2,095)

Accrued restructuring reserves as of December 31, 2010	$30	$—	$30
Payments	(30)	—	(30)

Accrued restructuring reserves as of December 31, 2011	$—	$—	$—

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

19. Quarterly Financial Information (Unaudited)

	2011
	First	Second	Third	Fourth
Net sales	$23,490	$71,557	$53,495	$60,256
Gross profit	$9,071	$26,338	$16,494	$19,914
Income (loss) before taxes	$(475)	$15,389	$6,291	$9,167
Net income (loss)	$(800)	$9,723	$3,967	$6,150
Basic net earnings (loss) per common share attributable to common shareholders	$(0.04)	$0.44	$0.18	$0.28
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.04)	$0.44	$0.18	$0.28
Dividends per share	$0.57	$0.20	$0.20	$0.21

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Data)

19. Quarterly Financial Information (Unaudited) (Continued)

	2010
	First	Second	Third	Fourth
Net sales	$14,647	$66,243	$47,448	$48,457
Gross profit	$1,980	$25,061	$15,227	$18,033
Income (loss) before taxes	$(9,424)	$(1,302)	$4,464	$8,796
Net income (loss)	$(5,719)	$75	$2,185	$5,121
Basic net earnings (loss) per common share attributable to common shareholders	$(0.40)	$—	$0.10	$0.24
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.40)	$—	$0.10	$0.23
Dividends per share	$—	$—	$0.18	$0.20

        Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.