Form 10-Q
period 2012-03-31
DOUGLAS DYNAMICS, INC
filed 2012-05-08
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common shares outstanding as of May 8, 2012 was 22,130,996

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)

Assets
Current assets:

Cash and cash equivalents	$14,212	$39,432
Accounts receivable, net	7,616	34,019
Inventories	46,741	24,005
Deferred income taxes	4,959	4,952
Prepaid income taxes	3,599	—
Prepaid and other current assets	1,281	1,054
Total current assets	78,408	103,462

Property, plant, and equipment, net	20,999	21,340
Assets held for sale	1,732	1,732
Goodwill	107,222	107,222
Other intangible assets, net	120,447	121,747
Deferred financing costs, net	3,243	3,402
Other long-term assets	598	112
Total assets	$332,649	$359,017

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,391	$5,040
Accrued expenses and other current liabilities	8,487	16,105
Income taxes payable	—	395
Current portion of long-term debt	971	11,071
Total current liabilities	12,849	32,611

Retiree health benefit obligation	8,144	8,053
Pension obligation	14,127	14,163
Deferred income taxes	28,408	26,957
Deferred compensation	912	912
Long-term debt, less current portion	111,723	111,866
Other long-term liabilities	1,554	1,066

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,130,996 and 22,020,694 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	221	220
Additional paid-in capital	131,271	130,907
Retained earnings	30,931	39,742
Accumulated other comprehensive loss, net of tax	(7,491)	(7,480)
Total stockholders’ equity	154,932	163,389
Total liabilities and stockholders’ equity	$332,649	$359,017

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)

Net sales	$8,560	$23,490
Cost of sales	6,740	14,419
Gross profit	1,820	9,071

Selling, general, and administrative expense	4,631	5,927
Intangibles amortization	1,300	1,300

Income (loss) from operations	(4,111)	1,844

Interest expense, net	(2,046)	(2,204)
Other expense, net	(78)	(115)
Loss before taxes	(6,235)	(475)

Income tax expense (benefit)	(1,967)	325

Net loss	$(4,268)	$(800)
Less net loss attributable to participating securities	(54)	(10)
Net loss attributable to common shareholders	$(4,214)	$(790)

Weighted average number of common shares outstanding:
Basic	21,826,701	21,414,029
Diluted	21,826,701	21,414,029

Loss per share:
Basic	$(0.19)	$(0.04)
Diluted	$(0.19)	$(0.04)
Cash dividends declared and paid per share	$0.21	$0.57
Comprehensive loss	$(4,279)	$(800)

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)

Operating activities

Net loss	$(4,268)	$(800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,001	2,047
Amortization of deferred financing costs	159	131
Amortization of debt discount	45	17
Stock-based compensation	365	265
Provision for losses on accounts receivable	113	312
Deferred income taxes	1,444	1,261
Changes in operating assets and liabilities:
Accounts receivable	26,290	27,758
Inventories	(22,736)	(16,648)
Prepaid and other assets and prepaid income taxes	(4,312)	(843)
Accounts payable	(1,649)	2,246
Accrued expenses and other current liabilities	(7,856)	(3,514)
Deferred compensation	(157)	(120)
Benefit obligations and other long-term liabilities	532	(347)
Net cash provided by (used in) operating activities	(10,029)	11,765

Investing activities
Capital expenditures	(437)	(267)
Proceeds from sale of equipment	77	47
Net cash used in investing activities	(360)	(220)

Financing activities
Proceeds from exercise of stock options	—	626
Collection of stockholders’ notes receivable	—	37
Payments of financing costs	—	(51)
Dividends paid	(4,543)	(12,459)
Repayment of long-term debt	(10,288)	(313)
Net cash used in financing activities	(14,831)	(12,160)
Change in cash and cash equivalents	(25,220)	(615)
Cash and cash equivalents at beginning of period	39,432	20,149
Cash and cash equivalents at end of period	$14,212	$19,534

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

We operate as a single business unit.

Certain reclassifications have been made to the prior period financial statements to conform to the 2012 presentation.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of March 31, 2012 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011 have been prepared by the Company and have not been audited.

The Company is a counterparty to an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The tax effected negative fair market value of the interest rate swap of ($382) at March 31, 2012 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. The Company does not expect to record any unrecognized loss into earnings in the next twelve months. Additionally, other comprehensive income (loss) includes the net income (loss) of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	3/31/2012	12/31/2011
Assets:
Assets (a)	$—	$—

Total Assets	$—	$—

Liabilities:
Long term debt (b)	$123,438	$122,709
Other non-current liabilities
Interest rate swaps(c)	639	621

Total Liabilities	$124,077	$123,330

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

3.              Inventories

Inventories consist of the following:

	March 31,	December 31,
	2012	2011

Finished goods and work-in-process	$45,323	$22,630
Raw material and supplies	1,418	1,375
	$46,741	$24,005

4.              Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2012	2011

Land	$960	$960
Land improvements	1,768	1,768
Buildings	12,660	12,660
Machinery and equipment	23,203	23,253
Furniture and fixtures	7,305	7,255
Mobile equipment and other	1,230	1,216
Construction-in-process	911	748
Total property, plant and equipment	48,037	47,860
Less accumulated depreciation	(27,038)	(26,520)
Net property, plant and equipment	$20,999	$21,340

5.              Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2012	2011

Term Loan	$112,694	$122,937
Total long-term debt	112,694	122,937
Less current maturities	971	11,071
	$111,723	$111,866

The Company’s senior credit facilities consist of a $125,000 term loan facility and a $70,000 revolving credit facility with a group of banks. The agreement for the term loan (the “Term Loan Credit Agreement”) provides for a senior secured term loan facility in the aggregate principal amount of $125,000 and generally bears interest at (at the Company’s election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.  The revolving credit facility (the “Revolving Credit Agreement”) provides that the Company has the option to select whether borrowings will bear interest at either (i) 2.25% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Company’s revolving credit facility is April 18, 2016, and the Company’s term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018.

The term loan was issued at a $1,250 discount which is being amortized over the term of the term loan.

At March 31, 2012, the Company had no borrowings on the revolving credit facility and remaining borrowing availability of $43,002.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default.  The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred.  These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends.  In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0.  Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility.  At March 31, 2012, the Company was in compliance with the respective covenants.  The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of March 31, 2012, the Company was not required to make an excess cash flow payment. However, the Company made a voluntary prepayment of $10,000 in the quarter ending March 31, 2012.

Each of the senior secured facilities includes a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans.  The purpose of the interest rate swap is to reduce the Company’s exposure to interest rate volatility.  Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000. The interest rate swap negative fair value at March 31, 2012 of $639 is included in other long-term liabilities on the Consolidated Balance Sheet.  The

Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap contract on the term loan expires in December 2014.

6.              Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	March 31,	December 31,
	2012	2011

Payroll and related costs	$2,703	$4,756
Employee benefits	877	2,645
Accrued warranty	3,506	4,188
Accrued interest	335	350
Other	1,066	4,166
	$8,487	$16,105

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended
	March 31, 2012	March 31, 2011

Balance at the beginning of the period	$4,188	$3,399
Warranty provision	130	387
Claims paid/settlements	(812)	(1,516)
Balance at the end of the period	$3,506	$2,270

8.                                      Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended
	March 31, 2012	March 31, 2011

Component of net periodic pension cost:
Service cost	$67	$240
Interest cost	370	385
Expected return on plan assets	(318)	(339)

Amortization of net loss	192	113
Net periodic pension cost	$311	$399

The Company estimates its total required minimum contributions to its pension plans in 2012 will be $2,512.  Through March 31, 2012, the Company has made $347 of cash contributions to the pension plans in 2012 versus $875 through the same period in 2011.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended
	March 31, 2012	March 31, 2011

Components of net periodic other postretirement benefit cost
Service cost	$70	$66
Interest cost	90	102
Amortization of net gain	(4)	(15)
Net periodic other postretirement benefit cost	$156	$153

9.              Earnings per Share

Basic earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents related to the assumed exercise of stock options, using the two-class method. Stock options for which the exercise price exceeds the average fair value have an anti-dilutive effect on earnings per share and are excluded from the calculation. There were 89,270 and 186,857 shares excluded from diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, as the shares would be anti-dilutive for those periods as the Company incurred a net loss.

As restricted shares and restricted stock units both participate in dividends, in accordance with ASC 260, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

	Three months ended
	March 31, 2012	March 31, 2011

Basic loss per common share
Net loss	$(4,268)	$(800)
Less loss allocated to participating securities	(54)	(10)
Net loss allocated to common shareholders	$(4,214)	$(790)
Weighted average common shares outstanding	21,826,701	21,414,029
	$(0.19)	$(0.04)

Loss per common share assuming dilution
Net loss	$(4,268)	$(800)
Less loss allocated to participating securities	(54)	(10)
Net loss allocated to common shareholders	$(4,214)	$(790)
Weighted average common shares outstanding	21,826,701	21,414,029
Incremental shares applicable to stock based compensation	—	—
Weighted average common shares assuming dilution	21,826,701	21,414,029
	$(0.19)	$(0.04)

10.       Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of March 31, 2012, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  All outstanding options are fully vested.  All options expire 10 years from the date of grant. No further awards are permitted to be issued under the A&R 2004 Plan.

Stock Options

The following table summarizes information with respect to the Company’s stock option activity under the A&R 2004 Plan for the three months ended March 31, 2012.

Three months ended
March 31, 2012
Stock options - beginning of period	37,240
Options exercised	—
Stock options — end of period	37,240

2010 Stock Incentive Plan

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

Restricted Stock Awards

A summary of restricted stock activity for the three months ended March 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2011	235,667	$12.27	2.83 years
Granted	42,077	$14.57	2.75 years
Vested	(27,300)	$14.68
Cancelled and forfeited	—	—

Unvested at March 31, 2012	250,444	$12.40	2.75 years

Expected to vest in the future at March 31, 2012	241,428	$12.40	2.75 years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $279 of compensation expense related to restricted stock awards granted for the three months ended March 31, 2012.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2012 was approximately $2,481 and is expected to be recognized over a weighted average period of 2.75 years.

Unrestricted Stock

The Company granted shares of unrestricted stock as performance based awards under the 2010 Plan in the first quarter of 2012 which are subject to performance conditions.  Upon meeting the prescribed performance conditions, employees will be issued unrestricted shares in the first quarter of 2013.  In accordance with ASC 718 such awards are being expensed over 2012, from the date of grant through the requisite service period.  The fair value per share of the awards is the closing stock price on the date of grant, which was $12.94. The Company recognized $86 of compensation expense related to the awards in the three months ended March 31, 2012. The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2012, expected to be earned through the requisite service period was approximately $776 and is expected to be recognized throughout 2012.

Restricted Stock Units

Restricted stock units (‘‘RSUs’’) are issued to the board of directors and carry dividend equivalent rights but do not carry voting rights. Each RSU represents the right to receive one share of the Company’s common stock and are subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

A summary of RSU activity for the three months ended March 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2011	18,893	$15.20	2.00 years
Granted	12,564	$14.57	2.75 years
Vested	(7,214)	$15.25
Cancelled and forfeited	—	—

Unvested at March 31, 2012	24,243	$15.08	2.13 years

Expected to vest in the future at March 31, 2012	24,243	$15.08	2.13 years

Vested RSUs are ‘‘settled’’ by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, and in all events no later than the end of the calendar year in which such termination of service occurs or, if later, two and one-half months after such termination of service.

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

12.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the annual effective tax rate for 2012 will be approximately 37%.  The Company’s effective tax rate was 31.5% and (68.4%) for the three months ended March 31, 2012 and 2011, respectively.  The effective tax rate (benefit) for the three months ended March 31, 2012 was lower than the corresponding period in 2011 due to adjusting the Company’s net beginning deferred liabilities to a higher estimated federal rate for 2011; there was no federal rate adjustment for 2012. The effective tax rate (benefit) for the three months ended March 31, 2012 was lower than the estimated annual effective tax rate for the entire year of 2012 due to the increase of a valuation allowance for two separate company state filings related to net operating losses not expected to be utilized.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of fuel; (vi) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix) our inability to protect or continue to build our intellectual property portfolio; (x) our inability to develop new products or improve upon existing products in response to end-user needs;(xi) our inability to compete effectively against competition; (xii) the effects of laws and regulations and their interpretations on our business and financial condition;  (xiii) losses due to lawsuits arising out of personal injuries associated with our products; and (xiv) factors that could impact the future declaration and payment of dividends, as well as those discussed in the section entitled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

During the three months ended March 31, 2012 and 2011, we sold 1,614 and 3,948 units of snow and ice control equipment, respectively. The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three months ended March 31, 2012 and 2011.

	Three months ended
	March 31, 2012	March 31, 2011
Equipment	67%	60%

Parts and accessories	33%	40%

The following table sets forth, for the three months ended March 31, 2012 and 2011, the consolidated statements of operations of Douglas Dynamics, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2012 and 2011 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)
	(in thousands)

Net sales	$8,560	$23,490
Cost of sales	6,740	14,419
Gross profit	1,820	9,071

Selling, general, and administrative expense	4,631	5,927
Intangibles amortization	1,300	1,300

Income (loss) from operations	(4,111)	1,844

Interest expense, net	(2,046)	(2,204)
Other expense, net	(78)	(115)
Loss before taxes	(6,235)	(475)

Income tax expense (benefit)	(1,967)	325

Net loss	$(4,268)	$(800)

The following table sets forth for the three months ended March 31, 2012 and 2011, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	March 31, 2012	March 31, 2011
	(unaudited)

Net sales	100.0%	100.0%
Cost of sales	78.7%	61.4%
Gross profit	21.3%	38.6%

Selling, general, and administrative expense	54.1%	25.2%
Intangibles amortization	15.2%	5.5%

Income (loss) from operations	(48.0)%	7.8%

Interest expense, net	(23.9)%	(9.4)%
Other expense, net	(0.9)%	(0.5)%
Loss before taxes	(72.8)%	(2.1)%

Income tax expense (benefit)	(23.0)%	1.4%

Net loss	(49.8)%	(3.5)%

Net Sales

Net sales were $8.6 million for the three months ended March 31, 2012 compared to $23.5 million in the three months ended March 31, 2011, a decrease of $14.9 million, or 63.4%. This decrease was due to 59.1% lower sales unit volume of equipment units and a decrease in parts and accessories sales of $6.5 million or 69.7%.   During the three months ended March 31, 2012 and 2011, we sold 1,614 and 3,948 units of snow and ice control equipment, respectively.  The decreases in both parts and accessories and units was due in part to lower than average snowfall in the fourth quarter of 2011 and the first quarter of 2012 in the United States. During the six month snowfall season ending March 31, 2012, snowfall was lower than historical averages in the United States, which could result in lower sales volumes throughout the remainder of 2012.

Cost of Sales

Cost of sales was $6.7 million for the three months ended March 31, 2012 compared to $14.4 million for the three months ended March 31 2011, a decrease of $7.7 million, or 53.5%.  The decrease in cost of sales for the three months ended March 31, 2012 compared to the corresponding period in 2011 were driven by decreases in volume as discussed above under “—Net Sales”.   In addition, the Company experienced higher cost of sales as a percentage of sales of 78.7% for the three months ended March 31, 2012 compared to 61.4% for the three-month period ended March 31, 2011.  Increase in cost of sales as a percentage of sales is due to higher unit costs resulting from lower sales volumes.  As a percentage of cost of sales, fixed and variable costs were approximately 31% and 69%, respectively, for the three months ended March 31, 2012, while fixed and variable costs were approximately 19% and 81%, respectively for the three months ended March 31, 2011.

Gross Profit

Gross profit was $1.8 million for the three months ended March 31, 2012 compared to $9.1 million in the three months ended March 31, 2011, a decrease of $7.3 million, or 80.2%.  Gross profit decreased for the three month period due to a decrease in units sold and higher cost of sales as a percentage of net sales.  As a percentage of net sales, gross profit decreased from 38.6% for the three months ended March 31, 2011 to 21.3% for the corresponding period in 2012.

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $5.9 million for the three months ended March 31, 2012, compared to $7.2 million for the three months ended March 31, 2011, a decrease of $1.3 million, or 18.1%. A large portion of the decrease, $0.6 million, was a result of lower performance based incentive compensation expense in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The remainder of the decrease was due to cost saving measures taken by the Company to preserve earnings.

Interest Expense

Interest expense was $2.0 million for the three months ended March 31, 2012 compared to $2.2 million in the corresponding period in 2011, a decrease of $0.2 million, or 9.1%.  This decrease in interest expense for the three months ended March 31, 2012 was due to less interest expense as a result of a more favorable financing agreement in the three month period ended March 31, 2012 compared to March 31, 2011 as the Company amended its credit agreement in the second quarter of 2011.  Additionally, interest expense was lower in the three months ended March 31, 2012 as compared to March 31, 2011 due to the Company’s voluntary prepayment under its senior credit facilitates of $10.0 million in the first quarter of 2012.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the annual effective tax rate for

2012 will be approximately 37%.  The Company’s effective tax rate was 31.5% and (68.4%) for the three months ended March 31, 2012 and 2011, respectively.  The effective tax rate (benefit) for the three months ended March 31, 2012 was lower than the corresponding period in 2011 due to adjusting the Company’s net beginning deferred liabilities to a higher estimated federal rate for 2011; there was no federal rate adjustment for 2012. The effective tax rate (benefit) for the three months ended March 31, 2012 was lower than the estimated annual effective tax rate for the entire year of 2012 due to the increase of a valuation allowance for two separate company state filings related to net operating losses not expected to be utilized.

Net Loss

Net loss for the three months ended March 31, 2012 was $4.3 million compared to net loss of $0.8 million for the corresponding period in 2011, an increase in net loss of $3.5 million, or 437.5%.  This increase in net loss was driven by the factors described above.  As a percentage of net sales, net loss was (49.8%) for the three months ended March 31, 2012 compared to (3.5%) for the three months ended March 31, 2011.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2012 was ($1.8) million compared to $4.1 million in the corresponding period in 2011, a decrease of $5.9 million, or 143.9%.  For the three-month period ended March 31, 2012 the decrease in Adjusted EBITDA is primarily attributable to decreased unit sales of snow and ice control equipment.

Free Cash Flow

Free cash flow for the three months ended March 31, 2012 was ($10.5) million compared to $11.5 million in the corresponding period in 2011, a decrease of $22.0 million, or (191.3%).  The decrease in free cash flow is primarily a result of lower cash provided by operating activities of $21.8 million, as discussed below under Liquidity and Capital Resources.  In addition to the decrease in cash provided by operating activities, capital expenditures increased by $0.2 million.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three months ended
	March 31, 2012	March 31, 2011
	(In Thousands)
Net cash provided by (used in) operating activities	$(10,029)	$11,765
Acquisition of property and equipment	(437)	(267)

Free cash flow	$(10,466)	$11,498

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges related to certain non-recurring legal fees, management fees paid by us to affiliates of our former principal stockholders and stock based compensation.  We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31, 2012	March 31, 2011

Net Loss	$(4,268)	$(800)

Interest Expense - Net	2,046	2,204
Income Taxes	(1,967)	325
Depreciation Expense	701	747
Amortization	1,300	1,300
EBITDA	(2,188)	3,776

Management Fees	—	16
Stock Based Compensation	365	265
Other non-recurring charges (1)	13	4

Adjusted EBITDA	$(1,810)	$4,061

(1)          Reflects expenses of $13 and $4 for one time, non-recurring legal fees for the three months ended March 31, 2012 and March 31, 2011, respectively.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

New Accounting Pronouncements

For the three months ended March 31, 2012, the Company did not adopt any new accounting pronouncements that had a significant impact to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.  As of March 31, 2012, our senior credit facilities consisted of a $70 million senior secured revolving credit facility, entered into by our subsidiaries, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers and a $125 million senior secured term loan facility, entered into by Douglas Dynamics, L.L.C., as borrower, each on April 18, 2011.

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

Our Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend, in equal quarterly installments.  The annual rate for the dividend is $0.82 per share, or $0.205 per quarter.  The declaration and payment of these dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, legal requirements, taxes and other factors our Board of Directors may deem to be relevant. The terms of our indebtedness also restrict us from paying cash dividends on our common stock under certain circumstances. As a result of this dividend policy, we may not have significant cash available to meet any large unanticipated liquidity requirements. As a result, we may not retain a sufficient amount of cash to fund our operations or to finance unanticipated capital expenditures or growth opportunities, including acquisitions. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

As of March 31, 2012, we had $57.2 million of total liquidity, comprised of $14.2 million in cash and cash equivalents and borrowing availability of $43.0 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at March 31, 2012, December 31, 2011 and March 31, 2011.

	As of
	March 31, 2012	December 31, 2011	March 31, 2011
Cash and cash equivalents	$14,212	$39,432	$19,534
Inventories	46,741	24,005	40,129

We had cash and cash equivalents of $14.2 million at March 31, 2012 compared to cash and cash equivalents of $39.4 million and $19.5 million at December 31, 2011 and March 31, 2011, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three months ended March 31,
Cash Flows (in thousands)	2012	2011	Change	% Change
Net cash provided by (used in) operating activities	$(10,029)	$11,765	$(21,794)	(185.2)%
Net cash used in investing activities	(360)	(220)	(140)	63.6%
Net cash used in financing activities	(14,831)	(12,160)	(2,671)	22.0%

Decrease in cash	$(25,220)	$(615)	$(24,605)	4,000.8%

Net cash provided by (used) in operating activities decreased $21.8 million from the three months ended March 31, 2011 to the three months ended March 31, 2012.  This decrease in cash provided by (used in) operating activities was driven mainly by working capital changes and lower net income because of lower unit sales in the first quarter ended March 31, 2012 compared to the corresponding period in 2011.

Net cash used in investing activities increased $0.1 million for the three months ended March 31, 2012, compared to the corresponding period in 2011.  This increase was due to slightly higher capital expenditures in 2012 compared to 2011.

Net cash used in financing activities increased $2.7 million for the three months ended March 31, 2012 compared to the corresponding period in 2011.  The increase in cash used was a result of making a voluntary payment on long term debt of $10.0 million in the three month period March 31, 2012.  Slightly offsetting the voluntary payment made in January 2012 was a decrease in dividends paid of $7.9 million as the company paid its stated dividend of $0.205 per share in the three-month period ending March 31, 2012 compared to paying a $0.57 dividend in the three month period ended March 31, 2011.  The $0.57 dividend was comprised of a special dividend of $0.37 per share in addition to a stated dividend of $0.20 per share.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2012.

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

As of March 31, 2012, we had outstanding borrowings under our term loan of $112.7 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2012 by $0.0 million, $0.0 million and $0.1 million, respectively.  We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans.  The swap fixes the adjusting rate on $50.0 million of our term loan to an interest rate of 2.085%.  As of March 31, 2012, we had no outstanding borrowings under our revolving credit facility.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 88.3% and 33.2% for the three months ended March 31, 2012 and 2011, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation, including the litigation described below, is material to our operations or financial position. In addition, we are not currently party to any environmental-related claims or legal matters.

Northern Star Industries, Inc. (“Northern Star”) previously sued our subsidiary, Douglas Dynamics L.L.C. (“DD LLC”), in the United States District Court for the Eastern District of Wisconsin, alleging that various advertisements that DD LLC had run violated of the Lanham Act. Northern Star sought monetary damages and injunctive relief, filing a motion for a preliminary injunction. On February 15, 2012, the court entered a decision and order granting the preliminary injunction motion in part and denying it in part.  As of the date of this filing, we are working with our insurance company to resolve this matter through settlement, but no assurance can be given that a settlement will be reached. Management does not believe that the matter is material to our operations or financial positions as we believe any settlement will be covered by insurance and the deductible has already been met.

Item 1A.                    Risk Factors

There have been no significant changes in our risk factors from those described in our 2011 Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2012, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

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

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description

10.1*	Douglas Dynamics, Inc. 2012 Annual Incentive Plan

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: May 8, 2012

Exhibit Index to Form 10-Q for the Period Ended March 31, 2012

Exhibit Numbers	Description

10.1*	Douglas Dynamics, Inc. 2012 Annual Incentive Plan

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*                                         Filed herewith.