Form 10-Q
period 2012-06-30
DOUGLAS DYNAMICS, INC
filed 2012-08-07
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of registrant’s common shares outstanding as of August 7, 2012 was 22,130,996.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)

Assets
Current assets:

Cash and cash equivalents	$3,790	$39,432
Accounts receivable, net	50,613	34,019
Inventories	32,825	24,005
Deferred income taxes	4,960	4,952
Prepaid and other current assets	1,194	1,054
Total current assets	93,382	103,462

Property, plant, and equipment, net	20,874	21,340
Assets held for sale	1,732	1,732
Goodwill	107,222	107,222
Other intangible assets, net	119,146	121,747
Deferred financing costs, net	2,926	3,402
Other long-term assets	582	112
Total assets	$345,864	$359,017

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable	$4,513	$5,040
Accrued expenses and other current liabilities	13,034	16,105
Income taxes payable	36	395
Short term borrowings	2,000	—
Current portion of long-term debt	971	11,071
Total current liabilities	20,554	32,611

Retiree health benefit obligation	8,167	8,053
Pension obligation	13,949	14,163
Deferred income taxes	29,504	26,957
Deferred compensation	756	912
Long-term debt, less current portion	111,480	111,866
Other long-term liabilities	1,553	1,066

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,130,996 and 22,020,694 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	221	220
Additional paid-in capital	131,812	130,907
Retained earnings	35,360	39,742
Accumulated other comprehensive loss, net of tax	(7,492)	(7,480)
Total stockholders’ equity	159,901	163,389
Total liabilities and stockholders’ equity	$345,864	$359,017

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)		(unaudited)

Net sales	$65,499	$71,557	$74,059	$95,047
Cost of sales	42,439	45,219	49,180	59,638
Gross profit	23,060	26,338	24,879	35,409

Selling, general, and administrative expense	5,707	6,760	10,337	12,687
Intangibles amortization	1,301	1,300	2,601	2,600

Income from operations	16,052	18,278	11,941	20,122

Interest expense, net	(2,178)	(2,142)	(4,223)	(4,347)
Loss on extinguishment of debt	—	(673)	—	(673)
Other expense, net	(155)	(74)	(233)	(187)
Income before taxes	13,719	15,389	7,485	14,915

Income tax expense	4,747	5,666	2,780	5,992

Net income	$8,972	$9,723	$4,705	$8,923
Less net income attributable to participating securities	94	114	32	110
Net income attributable to common shareholders	$8,878	$9,609	$4,673	$8,813

Weighted average number of common shares outstanding:
Basic	21,906,622	21,661,662	21,866,662	21,536,441
Diluted	21,962,098	21,768,385	21,985,974	21,667,544

Earnings per common share:
Basic	$0.41	$0.44	$0.21	$0.41
Diluted	$0.40	$0.44	$0.21	$0.41
Cash dividends declared and paid per share	$0.21	$0.20	$0.41	$0.77
Comprehensive income	$8,971	$9,659	$4,693	$8,859

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
	(unaudited)

Operating activities

Net income	$4,705	$8,923

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,003	4,102
Amortization of deferred financing costs and debt discount	565	342
Loss on extinguishment of debt	—	673
Stock-based compensation	906	746
Provision for losses on accounts receivable	227	408
Deferred income taxes	2,539	2,415
Changes in operating assets and liabilities:
Accounts receivable	(16,821)	(19,749)
Inventories	(8,820)	(7,424)
Prepaid and other assets and prepaid income taxes	(610)	300
Accounts payable	(527)	2,119
Accrued expenses and other current liabilities	(3,430)	5,064
Deferred compensation	(156)	(120)
Benefit obligations and other long-term liabilities	375	(666)
Net cash used in operating activities	(17,044)	(2,867)

Investing activities
Capital expenditures	(1,016)	(840)
Proceeds from sale of equipment	80	49
Net cash used in investing activities	(936)	(791)

Financing activities
Proceeds from exercise of stock options	—	1,277
Collection of stockholders’ notes receivable	—	482
Payments of financing costs	—	(3,454)
Dividends paid	(9,087)	(16,868)
Revolver borrowings	2,000	—
Borrowings on long-term debt	—	123,750
Repayment of long-term debt	(10,575)	(121,513)
Net cash used in financing activities	(17,662)	(16,326)
Change in cash and cash equivalents	(35,642)	(19,984)
Cash and cash equivalents at beginning of period	39,432	20,149
Cash and cash equivalents at end of period	$3,790	$165

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.                                      Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in the Annual Report on Form 10-K (Commission File No. 1-34728) for the year ended December 31, 2011 of Douglas Dynamics, Inc. (the “Company,” “we,” “us,” “our”) filed with the Securities and Exchange Commission.

We operate as a single business unit.

Certain reclassifications have been made to the prior period financial statements to conform to the 2012 presentation.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of June 30, 2012 and the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011 have been prepared by the Company and have not been audited.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	6/30/2012	12/31/2011
Assets:
Assets (a)	$—	$—

Total Assets	$—	$—

Liabilities:
Long term debt (b)	$110,393	$122,709

Other non-current liabilities - Interest rate swap (c)	642	621

Total Liabilities	$111,035	$123,330

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

3.                                      Inventories

Inventories consist of the following:

	June 30,	December 31,
	2012	2011

Finished goods and work-in-process	$31,440	$22,630
Raw material and supplies	1,385	1,375
	$32,825	$24,005

4.                                      Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2012	2011

Land	$960	$960
Land improvements	1,768	1,768
Buildings	12,852	12,660
Machinery and equipment	23,337	23,253
Furniture and fixtures	7,244	7,255
Mobile equipment and other	1,230	1,216
Construction-in-process	1,168	748
Total property, plant and equipment	48,559	47,860
Less accumulated depreciation	(27,685)	(26,520)
Net property, plant and equipment	$20,874	$21,340

5.                                      Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2012	2011

Term Loan	$112,451	$122,937
Total long-term debt	112,451	122,937
Less current maturities	971	11,071
	$111,480	$111,866

The Company entered into its current term loan agreement on April 18, 2011.  The Company’s senior credit facilities consist of a $125,000 term loan facility and a $70,000 revolving credit facility with a group of banks.  The agreement for the term loan (the “Term Loan Credit Agreement”) provides for a senior secured term loan facility in the aggregate principal amount of $125,000 and generally bears interest at (at the Company’s election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.  The revolving credit facility (the “Revolving Credit Agreement”) provides that the Company has the option to select whether borrowings will bear interest at either (i) 2.25% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Company’s amended and restated revolving credit facility is April 18, 2016, and the Company’s term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018.

The term loan entered into in the second quarter of 2011 was issued at a $1,250 discount which is being amortized over the term of the term loan.

At June 30, 2012, the Company had borrowings of $2,000 on the revolving credit facility and remaining borrowing availability of $59,754.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default.  The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred.  These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends.  In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0.  Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility.  At June 30, 2012, the Company was in compliance with the respective covenants.  The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of June 30, 2012, the Company was not required to make an excess cash flow payment.

Each of the senior secured facilities entered into in the second quarter of 2011 includes a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date.  The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans.  The purpose of the interest rate swap is to reduce the Company’s exposure to interest rate volatility.  Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000.  The interest rate swap negative fair value at June 30, 2012 of $642 is included in other long-term liabilities on the Consolidated Balance Sheet.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis.  This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap contract on the term loan expires in December 2014.

6.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	June 30,	December 31,
	2012	2011

Payroll and related costs	$2,808	$4,756
Employee benefits	1,998	2,645
Accrued warranty	3,965	4,188
Other	4,263	4,516
	$13,034	$16,105

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Balance at the beginning of the period	$3,506	$2,270	$4,188	$3,399
Warranty provision	643	1,244	773	1631
Claims paid/settlements	(184)	(444)	(996)	(1,960)
Balance at the end of the period	$3,965	$3,070	$3,965	$3,070

8.                                      Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Component of net periodic pension cost:
Service cost	$67	$240	$134	$480
Interest cost	370	385	740	770
Expected return on plan assets	(318)	(339)	(636)	(678)

Amortization of net loss	192	113	384	226
Net periodic pension cost	$311	$399	$622	$798

The Company estimates its total required minimum contributions to its pension plans in 2012 will be $2,512.  Through June 30, 2012, the Company has made $838 of cash contributions to the pension plans in 2012 versus $1,222 through the same period in 2011.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Components of net periodic other postretirement benefit cost
Service cost	$70	$66	$140	$131
Interest cost	90	102	180	204
Amortization of net gain	(4)	(15)	(8)	(31)
Net periodic other postretirement benefit cost	$156	$153	$312	$304

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

As restricted shares participate in dividends, in accordance with Accounting Standards Codification Topic (“ASC”) 260, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic earnings per common share
Net income	$8,972	$9,723	$4,705	$8,923
Less income allocated to participating securities	94	114	32	110
Net income allocated to common shareholders	$8,878	$9,609	$4,673	$8,813
Weighted average common shares outstanding	21,906,622	21,661,662	21,866,662	21,536,441
	$0.41	$0.44	$0.21	$0.41

Earnings per common share assuming dilution
Net income	$8,972	$9,723	$4,705	$8,923
Less income allocated to participating securities	94	114	32	110
Net income allocated to common shareholders	$8,878	$9,609	$4,673	$8,813
Weighted average common shares outstanding	21,906,622	21,661,662	21,866,662	21,536,441
Incremental shares applicable to stock based compensation	55,476	106,723	119,312	131,103
Weighted average common shares assuming dilution	21,962,098	21,768,385	21,985,974	21,667,544
	$0.40	$0.44	$0.21	$0.41

10.          Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of June 30, 2012, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  All outstanding options are fully vested.  All options expire 10 years from the date of grant. No further awards are permitted to be issued under the A&R 2004 Plan.

Stock Options

There were no stock options exercised with respect to the Company’s stock under the A&R 2004 Plan for either the three or six months ended June 30, 2012.

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

Restricted Stock Awards

A summary of restricted stock activity for the six months ended June 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2011	235,667	$12.27	2.83 years
Granted	42,077	$14.57	2.50 years
Vested	(68,921)	$12.61
Cancelled and forfeited	—	—

Unvested at June 30, 2012	208,823	$12.63	2.44 years

Expected to vest in the future at June 30, 2012	201,305	$12.63	2.44 years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $282 and $561 of compensation expense related to restricted stock awards granted for the three and six months ended June 30, 2012, respectively.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June 30, 2012 was approximately $2,215 and is expected to be recognized over a weighted average period of 2.44 years.

Unrestricted Stock

The Company granted performance based awards under the 2010 Plan in the first quarter of 2012 which are subject to performance conditions.  Upon meeting the prescribed performance conditions, employees will be issued unrestricted shares in the first quarter of 2013.  In accordance with ASC 718 such awards are being expensed over 2012, from the date of grant through the requisite service period.  The fair value per share of the awards is the closing stock price on the date of grant, which was $12.94. The Company recognized $259 and $345 of compensation expense related to the awards in the three and six months ended June 30, 2012, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2012, expected to be earned through the requisite service period was approximately $517 and is expected to be recognized throughout 2012.

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

A summary of RSU activity for the six months ended June 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2011	18,893	$15.20	2.00 years
Granted	12,564	$14.57	2.50 years
Vested	(7,214)	$15.25
Cancelled and forfeited	—	—

Unvested at June 30, 2012	24,243	$15.08	1.19 years

Expected to vest in the future at June 30, 2012	24,243	$15.08	1.19 years

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

As previously disclosed, Northern Star Industries, Inc. (“Northern Star”) sued the Company’s subsidiary, Douglas Dynamics L.L.C. (“DD LLC”), in the United States District Court for the Eastern District of Wisconsin (the “Court”), alleging that various advertisements that DD LLC had run violated the Lanham Act. Northern Star sought monetary damages and injunctive relief. On February 15, 2012, the Court entered a decision and order granting a preliminary injunction motion in part and denying it in part. On July 31, 2012, the Court approved a settlement between Northern Star and DD LLC pursuant to which the preliminary injunction was dissolved and the Company paid $1,500 to Northern Star.  The Company is in discussions with its insurers and currently believes it is probable that a substantial portion of the settlement amount, as well as certain litigation expenses and attorneys’ fees, will be covered by insurance.

The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.  The Company is not currently a party to any environmental-related claims or legal matters.

12.          Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the combined federal and state tax rate for 2012 will be approximately 37%.  The Company’s effective tax rate was 34.6% and 36.8% for the three months ended June 30, 2012 and 2011, respectively.  The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 37.1% and 40.2%, respectively.  The effective tax rate for both the three months ended June 30, 2012 was lower than the corresponding period in 2011 due to the Company recognizing less income slightly offset by a decreased domestic productions activities deduction in the current period as compared to the prior year’s corresponding period.  The effective tax rate for the six months ended June 30, 2012 was lower than the corresponding period in 2011 due to the Company recognizing less income slightly offset by a decreased domestic productions activities deduction in the current year along with the Company adjusting the prior year’s net deferred tax liabilities to a higher federal rate for 2011 compared to the actual rate incurred in 2010.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall or the timing of such snowfall; (ii) a significant decline in economic conditions or the speed of the economic recovery ; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix)our inability to protect or continue to build our intellectual property portfolio; (x) our inability to develop new products or improve upon existing products in response to end-user needs; (xi) losses due to lawsuits arising out of personal injuries associated with our products; (xii) factors that could impact the future declaration and payment of dividends; and (xii) our inability to compete effectively against competition, as well as those discussed in the section entitled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the Year Ended December 31, 2011.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements do not include the potential impact of any acquisition that may be subsequently announced and/or completed.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

During the three months ended June 30, 2012 and 2011, we sold 16,486 and 18,063 units of snow and ice control equipment, respectively, and during the six months ended June 30, 2012 and 2011 we sold 18,100 and 22,011 units of snow and ice control equipment, respectively.  The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and six months ended June 30, 2012 and 2011.

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Equipment	91%	89%	89%	82%

Parts and accessories	9%	11%	11%	18%

The following table sets forth, for the three and six months ended June 30, 2012 and 2011, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2012 and 2011 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$65,499	$71,557	$74,059	$95,047
Cost of sales	42,439	45,219	49,180	59,638
Gross profit	23,060	26,338	24,879	35,409

Selling, general, and administrative expense	5,707	6,751	10,337	12,687
Intangibles amortization	1,301	1,300	2,601	2,600

Income from operations	16,052	18,287	11,941	20,122

Interest expense, net	(2,178)	(2,142)	(4,223)	(4,347)
Loss on extinguishment of debt	—	(673)	—	(673)
Other expense, net	(155)	(74)	(233)	(187)
Income before taxes	13,719	15,398	7,485	14,915

Income tax expense	4,747	5,666	2,780	5,992

Net income	$8,972	$9,732	$4,705	$8,923

The following table sets forth for the three and six months ended June 30, 2012 and 2011, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)		(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8%	63.2%	66.4%	62.7%
Gross profit	35.2%	36.8%	33.6%	37.3%

Selling, general, and administrative expense	8.7%	9.4%	14.0%	13.3%
Intangibles amortization	2.0%	1.8%	3.5%	2.7%

Income from operations	24.5%	25.6%	16.1%	21.3%

Interest expense, net	(3.3)%	(3.0)%	(5.7)%	(4.6)%
Loss on extinguishment of debt	0.0%	(0.9)%	0.0%	(0.7)%
Other expense, net	(0.2)%	(0.1)%	(0.3)%	(0.2)%
Income before taxes	21.0%	21.6%	10.1%	15.8%

Income tax expense	7.2%	7.9%	3.8%	6.3%

Net income	13.8%	13.7%	6.3%	9.5%

Net Sales

Net sales were $65.5 million for the three months ended June 30, 2012 compared to $71.6 million in the three months ended June 30, 2011, a decrease of $6.1 million, or 8.5%.  Net sales were $74.1 million for the six months ended June 30, 2012 compared to $95.0 million in the six months ended June 30, 2011, a decrease of $20.9 million, or 22.0%.  The decrease in net sales for the three and six months ended June 30, 2012 was driven by a 8.7% and 17.8% decrease in unit sales of snow and ice control equipment, respectively.  In addition to the decrease in unit sales of snow and ice control equipment there was a decrease in parts and accessories sales for the three and six months ended June 30, 2012 compared to the corresponding period in 2011 of 28.5%, and 50.9%, respectively.  The Company attributes the decreases in both equipment and parts and accessories to the significantly below average snowfall during the October 1, 2011 to March 31, 2012 snow season.

Cost of Sales

Cost of sales was $42.4 million for the three months ended June 30, 2012 compared to $45.2 million for the three months ended June 30, 2011, a decrease of $2.8 million, or 6.2%.  Cost of sales was $49.2 million for the six months ended June 30, 2012 compared to $59.6 million in the six months ended June 30, 2011, a decrease of $10.4 million, or 17.4%.  The decreases in cost of sales for the three and six months ended June 30, 2012 compared to the corresponding periods in 2011 were primarily driven by decreases in volume as discussed above under “—Net Sales”.  In addition, the Company experienced slightly higher cost of sales as a percentage of sales of 64.8% for the three months ended June 30, 2012 compared to 63.2% for the three-month period ended June 30, 2011.  The Company also experienced higher cost of sales as a percentage of sales of 66.4% compared to 62.7% for the six-month periods ending June 30, 2012 and June 30, 2011, respectively.  The increase in cost of sales as a percentage of net sales for both the three and six month periods was due to lower units sold which contributed to higher fixed costs per unit sold.  Slightly offsetting increased fixed costs per unit, the Company experienced favorability from positive performance variances and cost reduction efforts.  As a percentage of cost of sales, fixed and variable costs were approximately 14% and 86%, respectively, for the three months ended June 30, 2012 versus approximately 13% and 87%, respectively for the three months ended June 30, 2011, and approximately 16% and 84%, respectively, for the six months ended June 30, 2012 versus approximately 15% and 85%, respectively, for the six months ended June 30, 2011.

Gross Profit

Gross profit was $23.1 million for the three months ended June 30, 2012 compared to $26.3 million in the three months ended June 30, 2011, a decrease of $3.2 million, or 12.2%.  Gross profit was $24.9 million for the six months ended June 30, 2012 compared to $35.4 million in the six months ended June 30, 2011, a decrease of $10.5 million, or 29.7%.  The decrease in gross profit for the three and six months ended June 30, 2012 was due primarily to the decreased unit sales of snow and ice control equipment described above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 36.8% for the three months ended June 30, 2011 to 35.2% for the corresponding period in 2012 and decreased from 37.3% for the six months ended June 30, 2011 to 33.6% for the corresponding period in 2012, primarily as a result of the factors discussed above under “—Net Sales” and “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $7.0 million for the three months ended June 30, 2012, compared to $8.1 million for the three months ended June 30, 2011, a decrease of $1.1 million, or 13.6%. This decrease was partially due to $1.0 million in secondary offering expenses incurred in the second quarter of 2011.  Additionally, there were $0.4 million lower performance based incentive compensation expense in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. These decreases were partially offset by $0.7 million of legal expenses recorded in the three months ended June 30, 2012 related to legal settlements.  Selling, general and administrative expenses, including intangibles amortization, were $12.9 million for the six months ended June 30, 2012, compared to $15.3 million for the six months ended June 30, 2011, a decrease of $2.4 million, or 15.7%.  In addition to the $1.0 million in secondary offering expenses incurred in 2011 and the $0.7 million related to the Northern Star settlement in the second quarter of 2012, the Company experienced a $0.9 million decrease due to lower performance based incentive compensation expenses in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The remainder of the decrease was due to cost saving measures taken by the Company to right-size capacity to the decline in volume.

Interest Expense

Interest expense was $2.2 million for the three months ended June 30, 2012 essentially unchanged from the same period in the prior year.  Interest expense was $4.2 million for the six months ended June 30, which was slightly less than the $4.3 million in the same period in the prior year.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the combined federal and state tax rate for 2012 will be approximately 37%.  The Company’s effective tax rate was 34.6% and 36.8% for the three months ended June 30, 2012 and 2011, respectively.  The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 37.1% and 40.2%, respectively.  The effective tax rate for both the three months ended June 30, 2012 was lower than the corresponding period in 2011 due to the Company recognizing less income slightly offset by a decreased domestic productions activities deduction in the current period as compared to the prior year’s corresponding period.  The effective tax rate for the six months ended June 30, 2012 was lower than the corresponding period in 2011 due to the Company recognizing less income slightly offset by a decreased domestic productions activities deduction in the current year along with the Company adjusting the prior year’s net deferred tax liabilities to a higher federal rate for 2011 compared to the actual rate incurred in 2010.

Net Income

Net income for the three months ended June 30, 2012 was $9.0 million compared to net income of $9.7 million for the corresponding period in 2011, a decrease in net income of $0.7 million.  Net income for the six months ended June 30, 2012 was $4.7 million compared to net income of $8.9 million for the corresponding period in 2011, a decrease in net income of $4.2 million.  This decrease in net income was driven by the factors described above under “—Net Sales” and “—Cost of Sales.”  As a percentage of net sales, net income was 13.8% for the three months ended June 30, 2012 compared to 13.7% for the three months ended June 30, 2011.  As a percentage of net sales, net income was 6.3% for the six months ended June 30, 2012 compared to 9.5% for the six months ended June 30, 2011.

Adjusted EBITDA

Adjusted EBITDA (as defined below) for the three months ended June 30, 2012 was $19.6 million compared to $21.9 million in the corresponding period in 2011, a decrease of $2.3 million, or 10.5%.  Adjusted EBITDA for the six months ended June 30, 2012 was $17.7 million compared to $26.0 million in the corresponding period in 2011, a decrease of $8.3 million, or 31.9%.  As a percentage of net sales, Adjusted EBITDA decreased from 30.6% for the three months ended June 30, 2011 to 29.8% for the three months ended June 30, 2012, and decreased from 27.3% for the six months ended June 30, 2011 to 24.0% for the six months ended June 30, 2012.  For the three-month period ended June 30, 2012 Adjusted EBITDA remained relatively constant compared to the three-month period ending June 30, 2011.  For the six-month period ending June 30, 2012, the decrease in Adjusted EBITDA is primarily attributable to decreased unit sales of snow and ice control equipment in addition to decreases in parts and accessories compared to the corresponding period of 2011.  The below average snowfall in the October 1, 2011 to March 31, 2012 snow season drove the decrease in pre-season orders in the second quarter of 2012.

Free Cash Flow

Free cash flow (as defined below) for the three months ended June 30, 2012 was ($7.6) million compared to ($15.2) million in the corresponding period in 2011, a decrease in cash used of $7.6 million, or 50.0%.  Free cash flow for the six months ended June 30, 2012 was ($18.1) million compared to ($3.7) million in the corresponding period in 2011, an increase in cash used of $14.4 million, or 389.2%.  For the three month period, the decrease in cash used is primarily a result of $7.6 million less cash used by operating activities, while for the six month period, the increase in cash used is primarily a result of $14.2 million more cash used by operating activities, each as discussed below under Liquidity and Capital Resources.  While cash used by operating activities declined in the three month period, capital expenditures remained relatively constant at $0.6 million for both the three month periods ending June 30, 2012 and 2011 and increased slightly by $0.2 million for the six-month period ending June 30, 2012 compared to the corresponding period in 2011.

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

Free cash flow is a non-GAAP financial measure, which we define as net cash used in operating activities less capital expenditures.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.  We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In Thousands)		(In Thousands)
Net cash used in operating activities	$(7,015)	$(14,632)	$(17,044)	$(2,867)
Acquisition of property and equipment	(579)	(573)	(1,016)	(840)

Free cash flow	$(7,594)	$(15,205)	$(18,060)	$(3,707)

Adjusted net income represents net income as determined under GAAP, excluding certain expenses incurred at the time of our secondary offering in 2011 and a loss on extinguishment of debt incurred in 2011. We believe that the presentation of adjusted net income for the three and six months ended June 30, 2012 and June 30, 2011 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted net income for the three and six months ended June 30, 2012 and June 30, 2011.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in millions)	2012	2011	2012	2011
Net income - (GAAP)	$9.0	$9.7	$4.7	$8.9
Addback expenses, net of tax at 37.0% for 2012 and 2011:
-Loss on extinguishment of debt	—	0.4	—	0.4
- Offering costs	—	0.6	—	0.6
Adjusted net income - (Non-GAAP)	$9.0	$10.7	$4.7	$9.9

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain non-recurring charges related to certain non-recurring legal and consulting fees, as well as management fees paid by us to affiliates of our former principal stockholders, stock based compensation, loss on extinguishment of debt and offering costs. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$8,972	$9,723	$4,705	$8,923

Interest Expense - Net	2,178	2,142	4,223	4,347
Income Taxes	4,747	5,666	2,780	5,992
Depreciation Expense	701	754	1,402	1,502
Amortization	1,301	1,300	2,601	2,600
EBITDA	17,899	19,585	15,711	23,364

Management Fees	—	9	—	26
Stock based compensation	541	481	906	746
Loss on extinguishment of debt	—	673	—	673
Offering costs	—	1,036	—	1,036
Other non-recurring charges (1)	1,110	122	1,122	124

Adjusted EBITDA	$19,550	$21,906	$17,739	$25,969

(1)          - Reflects $1,110 and $122 of legal and consulting fees for the three months ended June 30, 2012 and 2011, respectively, and $1,122 and $124 for the six months ended June 30, 2012 and 2011 respectively.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission , under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies”.

New Accounting Pronouncements

For the three and six months ended June 30, 2012, the Company did not adopt any new accounting pronouncements that had a significant impact to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.  As of June 30, 2012, our senior credit facilities consisted of a $70 million senior secured revolving credit facility, entered into by our subsidiaries, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers and a $125 million senior secured term loan facility, entered into by Douglas Dynamics, L.L.C., as borrower, each on April 18, 2011.

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

As of June 30, 2012, we had $63.6 million of total liquidity, comprised of $3.8 million in cash and cash equivalents and borrowing availability of $59.8 million under our revolving credit facility.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand, cash we generate from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at June 30, 2012, December 31, 2011 and June 30, 2011.

	As of
	June 30, 2012	December 31, 2011	June 30, 2011
Cash and cash equivalents	$3,790	$39,432	$165
Inventories	32,825	24,005	30,905

We had cash and cash equivalents of $3.8 million at June 30, 2012 compared to cash and cash equivalents of $39.4 million and $0.2 million at December 31, 2011 and June 30, 2011, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six months ended June 30,
Cash Flows (in thousands)	2012	2011	Change	% Change

Net cash used in operating activities	$(17,044)	$(2,867)	$(14,177)	494.5%
Net cash used in investing activities	(936)	(791)	(145)	18.3%
Net cash used in financing activities	(17,662)	(16,326)	(1,336)	8.2%

Decrease in cash	$(35,642)	$(19,984)	$(15,658)	78.4%

Net cash used in operating activities increased $14.2 million from the six months ended June 30, 2011 to the six months ended June 30, 2012.  This increase was driven mainly by working capital changes and a decline in net income.

Net cash used in investing activities remained relatively consistent for the six months ended June 30, 2012, compared to the corresponding period in 2011.

Net cash used in financing activities increased $1.3 million for the six months ended June 30, 2012 compared to the corresponding period in 2011.  The increase in cash used in financing activities was a result of making a voluntary payment on long-term debt of $10.0 million in the six-month period June 30, 2012.  Offsetting the pre-payment, we borrowed $2.0 million on the our revolver.  Slightly offsetting the voluntary payment made in January 2012 was a decrease in dividends paid of $7.8 million as we paid our stated dividend of $0.205 per share in the three-month period ending March 31, 2012 compared to paying a $0.57 dividend in the three month period ended March 31, 2011.  The $0.57 dividend was comprised of a special dividend of $0.37 per share in addition to a stated dividend of $0.20 per share.  In the three-month period ending June 30, 2012, we paid a stated dividend of $0.205 per share in the three-month period ending June 30, 2012 compared to a stated dividend of $0.20 per share in the three-month period ending June 30, 2011.  As we refinanced our term loan in 2011, there was a net impact of $2.2 million in cash provided to us as we borrowed $125 million less a $1.3 million discount, offset by debt repayments of $121.5 million.  As part of the refinancing in 2011we also incurred $3.5 million in financing costs that are being amortized over the life of the facility.

Contractual Obligations

There have been no material changes to our contractual obligations in the six months ended June 30, 2012.

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

As of June 30, 2012, we had outstanding borrowings under our term loan of $112.5 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2012 by $0.0 million, $0.0 million and $0.1 million, respectively.  We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans.  The swap converts $50.0 million of our term loan to a fixed interest rate of 2.085%.  As of June 30, 2012, we had outstanding borrowings under our revolving credit facility of $2.0 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2012 by $0.0 million, $0.0 million and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 11.7% and 20.5% for the three months and six months ended June 30, 2012 compared to 12.3% and 17.5% for the three months and six months ended June 30, 2011, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

Item 4.                   Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As previously disclosed, Northern Star Industries, Inc. (“Northern Star”) sued the Company’s subsidiary, Douglas Dynamics L.L.C. (“DD LLC”), in the United States District Court for the Eastern District of Wisconsin (the “Court”), alleging that various advertisements that DD LLC had run violated the Lanham Act. Northern Star sought monetary damages and injunctive relief. On February 15, 2012, the Court entered a decision and order granting a preliminary injunction motion in part and denying it in part. On July 31, 2012, the Court approved a settlement between Northern Star and DD LLC pursuant to which the preliminary injunction was dissolved and the Company paid $1.5 million to Northern Star.  The Company is in discussions with its insurers and currently believes it is probable that a substantial portion of the settlement amount, as well as certain litigation expenses and attorneys’ fees, will be covered by insurance.

The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

Item 1A.   Risk Factors

There have been no significant changes in our risk factors from those described in our 2011 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2012, the Company sold no securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Not applicable.

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2012, filed on August 7, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: August 7, 2012

Exhibit Index to Form 10-Q for the Period Ended June 30, 2012

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2012, filed on August 7, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*	Filed herewith.