Form 10-Q
period 2012-09-30
DOUGLAS DYNAMICS, INC
filed 2012-11-06
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of registrant’s common shares outstanding as of November 6, 2012 was 22,130,996.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)

Assets
Current assets:

Cash and cash equivalents	$1,842	$39,432
Accounts receivable, net	70,678	34,019
Inventories	30,380	24,005
Deferred income taxes	4,945	4,952
Prepaid income taxes	1,211	—
Prepaid and other current assets	1,501	1,054
Total current assets	110,557	103,462

Property, plant, and equipment, net	20,246	21,340
Assets held for sale	1,732	1,732
Goodwill	107,222	107,222
Other intangible assets, net	117,846	121,747
Deferred financing costs, net	2,773	3,402
Other long-term assets	599	112
Total assets	$360,975	$359,017

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable	$2,101	$5,040
Accrued expenses and other current liabilities	11,071	16,105
Income taxes payable	—	395
Short term borrowings	23,000	—
Current portion of long-term debt	971	11,071
Total current liabilities	37,143	32,611

Retiree health benefit obligation	8,116	8,053
Pension obligation	13,083	14,163
Deferred income taxes	30,581	26,957
Deferred compensation	756	912
Long-term debt, less current portion	111,237	111,866
Other long-term liabilities	1,537	1,066

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,130,996 and 22,020,694 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	221	220
Additional paid-in capital	132,606	130,907
Retained earnings	33,162	39,742
Accumulated other comprehensive loss, net of tax	(7,467)	(7,480)
Total stockholders’ equity	158,522	163,389
Total liabilities and stockholders’ equity	$360,975	$359,017

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)		(unaudited)

Net sales	$37,774	$53,495	$111,833	$148,541
Cost of sales	26,208	37,001	75,387	96,639
Gross profit	11,566	16,494	36,446	51,902

Selling, general, and administrative expense	5,051	6,546	15,388	19,232
Intangibles amortization	1,300	1,300	3,901	3,901

Income from operations	5,215	8,648	17,157	28,769

Interest expense, net	(2,080)	(2,332)	(6,304)	(6,678)
Loss on extinguishment of debt	—	—	—	(673)
Other expense, net	(44)	(25)	(277)	(202)
Income before taxes	3,091	6,291	10,576	21,216

Income tax expense	745	2,324	3,525	8,326

Net income	$2,346	$3,967	$7,051	$12,890
Less net income attributable to participating securities	19	51	51	271
Net income attributable to common shareholders	$2,327	$3,916	$7,000	$12,619

Weighted average number of common shares outstanding:
Basic	21,922,173	21,760,753	21,885,301	21,609,810
Diluted	21,979,015	21,838,062	21,958,473	21,755,552

Earnings per common share:
Basic	$0.11	$0.18	$0.32	$0.59
Diluted	$0.10	$0.18	$0.31	$0.57
Cash dividends declared and paid per share	$0.21	$0.20	$0.62	$0.97
Comprehensive income	$2,371	$3,649	$7,064	$12,508

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(unaudited)

Operating activities
Net income	$7,051	$12,890
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,998	6,146
Amortization of deferred financing costs and debt discount	763	627
Loss on extinguishment of debt	—	673
Stock-based compensation	1,700	1,210
Provision for losses on accounts receivable	208	454
Deferred income taxes	3,631	7,660
Changes in operating assets and liabilities:
Accounts receivable	(36,867)	(46,420)
Inventories	(6,375)	(3,586)
Prepaid and other assets and prepaid income taxes	(2,145)	(821)
Accounts payable	(2,939)	985
Accrued expenses and other current liabilities	(5,429)	2,480
Deferred compensation	(156)	(120)
Benefit obligations and other long-term liabilities	(533)	(368)
Net cash used in operating activities	(35,093)	(18,190)

Investing activities
Capital expenditures	(1,083)	(1,585)
Proceeds from sale of equipment	80	67
Net cash used in investing activities	(1,003)	(1,518)

Financing activities
Proceeds from exercise of stock options	—	1,277
Collection of stockholders’ notes receivable	—	482
Payments of financing costs	—	(3,454)
Dividends paid	(13,631)	(21,275)
Revolver borrowings	23,000	24,000
Borrowings on long-term debt	—	123,750
Repayment of long-term debt	(10,863)	(122,137)
Net cash provided by (used in) financing activities	(1,494)	2,643
Change in cash and cash equivalents	(37,590)	(17,065)
Cash and cash equivalents at beginning of period	39,432	20,149
Cash and cash equivalents at end of period	$1,842	$3,084

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

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of September 30, 2012 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011 have been prepared by the Company and have not been audited.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at 9/30/2012	Fair Value at 12/31/2011
Assets:
Assets (a)	$—	$—

Total Assets	$—	$—

Liabilities:
Long term debt (b)	$110,805	$122,709
Other non-current liabilities -
Interest rate swap (c)	600	621

Total Liabilities	$111,405	$123,330

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

3.                                                                                      Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011

Finished goods and work-in-process	$29,115	$22,630
Raw material and supplies	1,265	1,375
	$30,380	$24,005

4.                                                                                      Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30, 2012	December 31, 2011

Land	$960	$960
Land improvements	1,768	1,768
Buildings	12,852	12,660
Machinery and equipment	23,801	23,253
Furniture and fixtures	7,300	7,255
Mobile equipment and other	1,227	1,216
Construction-in-process	627	748
Total property, plant and equipment	48,535	47,860
Less accumulated depreciation	(28,289)	(26,520)
Net property, plant and equipment	$20,246	$21,340

5.                                                                                      Long-Term Debt

Long-term debt is summarized below:

	September 30, 2012	December 31, 2011

Term loan	$112,208	$122,937
Total long-term debt	112,208	122,937
Less current maturities	971	11,071
	$111,237	$111,866

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

At September 30, 2012, the Company had borrowings of $23,000 on the revolving credit facility and remaining borrowing availability of $46,964.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default.  The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred.  These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends.  In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0.  Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility.  At September 30, 2012, the Company was in compliance with the respective covenants.  The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of September 30, 2012, the Company was not required to make an excess cash flow payment.

Each of the senior secured facilities entered into in the second quarter of 2011 includes a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date.  The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans.  The purpose of the interest rate swap is to reduce the Company’s exposure to interest rate volatility.  Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000.  The interest rate swap negative fair value at September 30, 2012 of $600 is included in other long-term liabilities on the Consolidated Balance Sheet.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis.  This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap contract on the term loan expires in December 2014.

6.                                                                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	September 30, 2012	December 31, 2011

Payroll and related costs	$2,306	$4,756
Employee benefits	1,657	2,645
Accrued warranty	4,173	4,188
Other	2,935	4,516
	$11,071	$16,105

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Balance at the beginning of the period	$3,965	$3,070	$4,188	$3,399
Warranty provision	293	890	1,066	2,521
Claims paid/settlements	(85)	(184)	(1,081)	(2,144)
Balance at the end of the period	$4,173	$3,776	$4,173	$3,776

8.                                                                                      Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Component of net periodic pension cost:
Service cost	$67	$240	$201	$720
Interest cost	370	385	1,110	1,155
Expected return on plan assets	(318)	(339)	(954)	(1,017)
Amortization of net loss	192	113	576	339
Net periodic pension cost	$311	$399	$933	$1,197

The Company estimates its total required minimum contributions to its pension plans in 2012 will be $2,014.  Through September 30, 2012, the Company has made $2,014 of cash contributions to the pension plans in 2012 versus $1,570 through the same period in 2011.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Components of net periodic other postretirement benefit cost
Service cost	$70	$66	$210	$197
Interest cost	90	102	270	306
Amortization of net gain	(4)	(15)	(12)	(46)
Net periodic other postretirement benefit cost	$156	$153	$468	$457

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

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic earnings per common share
Net income	$2,346	$3,967	$7,051	$12,890
Less income allocated to participating securities	19	51	51	271
Net income allocated to common shareholders	$2,327	$3,916	$7,000	$12,619
Weighted average common shares outstanding	21,922,173	21,760,753	21,885,301	21,609,810
	$0.11	$0.18	$0.32	$0.59

Earnings per common share assuming dilution
Net income	$2,346	$3,967	$7,051	$12,890
Less income allocated to participating securities	19	51	51	271
Net income allocated to common shareholders	$2,327	$3,916	$7,000	$12,619
Weighted average common shares outstanding	21,922,173	21,760,753	21,885,301	21,609,810
Incremental shares applicable to stock based compensation	56,842	77,309	73,172	145,742
Weighted average common shares assuming dilution	21,979,015	21,838,062	21,958,473	21,755,552
	$0.10	$0.18	$0.31	$0.57

10.                                             Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of September 30, 2012, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  All outstanding options are fully vested.  All options expire 10 years from the date of grant. No further awards are permitted to be issued under the A&R 2004 Plan.

Stock Options

There were no stock options exercised with respect to the Company’s stock under the A&R 2004 Plan for either the three or nine months ended September 30, 2012.

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

Restricted Stock Awards

A summary of restricted stock activity for the nine months ended September 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2011	235,667	$12.27	2.83 years
Granted	42,077	$14.57	2.25 years
Vested	(68,921)	$12.61
Cancelled and forfeited	—	—

Unvested at September 30, 2012	208,823	$12.63	2. 19 years

Expected to vest in the future at September 30, 2012	201,305	$12.63	2. 19 years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $265 and $827 of compensation expense related to restricted stock awards granted for the three and nine months ended September 30, 2012, respectively.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of September 30, 2012 was approximately $1,950 and is expected to be recognized over a weighted average period of 2.19 years.

Unrestricted Stock

The Company granted performance based awards under the 2010 Plan in the first quarter of 2012 which are subject to performance conditions.  Upon meeting the prescribed performance conditions, employees will be issued unrestricted shares in the first quarter of 2013.  In accordance with ASC 718 such awards are being expensed over 2012, from the date of grant through the requisite service period.  The fair value per share of the awards is the closing stock price on the date of grant, which was $12.94. The Company recognized $259 and $603 of compensation expense related to the awards in the three and nine months ended September 30, 2012, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2012, expected to be earned through the requisite service period was approximately $259 and is expected to be recognized throughout 2012.

Restricted Stock Units

Restricted stock units (‘‘RSUs’’) are issued to the non-employee members of the board of directors and carry dividend equivalent rights but do not carry voting rights. Each RSU represents the right to receive one share of the Company’s common stock and are subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

A summary of RSU activity for the nine months ended September 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2011	18,893	$15.20	2.00 years
Granted	14,367	$14.35	2.25 years
Vested	(7,214)	$15.25
Cancelled and forfeited	—	—

Unvested at September 30, 2012	26,046	$14.73	0.97 years

Expected to vest in the future at September 30, 2012	26,046	$14.73	0.97 years

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

In the year ended December 31, 2011 the Company successfully asserted infringement and defended the validity of several of its patents.  On November 23, 2011, the U.S. District Court for the Western District of Wisconsin entered a judgment declaring that the Company’s U.S. Patent Nos. 5,353,530 and 6,944,978 are valid and had been infringed by a competitor and awarded the Company $1,018 in damages for pre-verdict infringement. In August 2012, the Company received a payment in satisfaction of the successful assertions of infringement and validity in the lawsuit with the competitor.  As a result of the satisfaction in August 2012, the Company received $1,018 in damages for pre-verdict infringement, without waiving the right to seek any additional damages or recourse from the competitor.  The amount received is included in selling, general and administrative expenses in the Company’s consolidated statement of operations in both the three and nine-month periods ended September 30, 2012.

12.                                             Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the combined federal and state tax rate for 2012 will be approximately 37%.  The Company’s effective tax rate was 24.1% and 36.9% for the three months ended September 30, 2012 and 2011, respectively.  The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 33.3% and 39.2%, respectively.  The effective tax rate for the three months ended September 30, 2012 was lower than the corresponding quarter in 2011 due to the Company recognizing less income slightly offset by a decreased domestic productions activities deduction in the current period as compared to the prior year’s corresponding period. The Company also recognized an additional benefit related to 2011 Federal tax credits in the third quarter of 2012 with the filing of the Company’s 2011 Federal tax return. The effective tax rate for the nine months ended September 30, 2012 was lower than the corresponding period in 2011 due to the Company recognizing less income slightly offset by a decreased domestic productions activities deduction in the current year along with the Company adjusting the prior year’s net deferred tax liabilities to a higher federal rate for 2011 compared to the actual rate incurred in 2010.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall or the timing of such snowfall; (ii) a significant decline in economic conditions or the speed of the economic recovery; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix)our inability to protect or continue to build our intellectual property portfolio; (x) our inability to develop new products or improve upon existing products in response to end-user needs; (xi) losses due to lawsuits arising out of personal injuries associated with our products; (xii) factors that could impact the future declaration and payment of dividends; and (xii) our inability to compete effectively against competition, as well as those discussed in the section entitled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the Year Ended December 31, 2011.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements do not include the potential impact of any acquisition that may be subsequently announced and/or completed.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

During the three months ended September 30, 2012 and 2011, we sold 9,518 and 13,824 units of snow and ice control equipment, respectively, and during the nine months ended September 30, 2012 and 2011 we sold 27,618 and 35,835 units of snow and ice control equipment, respectively.  The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and nine months ended September 30, 2012 and 2011.

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Equipment	91%	89%	89%	84%

Parts and accessories	9%	11%	11%	16%

The following table sets forth, for the three and nine months ended September 30, 2012 and 2011, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2012 and 2011 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$37,774	$53,495	$111,833	$148,541
Cost of sales	26,208	37,001	75,387	96,639
Gross profit	11,566	16,494	36,446	51,902

Selling, general, and administrative expense	5,051	6,546	15,388	19,232
Intangibles amortization	1,300	1,300	3,901	3,901

Income from operations	5,215	8,648	17,157	28,769

Interest expense, net	(2,080)	(2,332)	(6,304)	(6,678)
Loss on extinguishment of debt	—	—	—	(673)
Other expense, net	(44)	(25)	(277)	(202)
Income before taxes	3,091	6,291	10,576	21,216

Income tax expense	745	2,324	3,525	8,326

Net income	$2,346	$3,967	$7,051	$12,890

The following table sets forth for the three and nine months ended September 30, 2012 and 2011, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)		(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.4%	69.2%	67.4%	65.1%
Gross profit	30.6%	30.8%	32.6%	34.9%

Selling, general, and administrative expense	13.4%	12.2%	13.8%	12.9%
Intangibles amortization	3.4%	2.4%	3.5%	2.6%

Income from operations	13.8%	16.2%	15.3%	19.4%

Interest expense, net	(5.5)%	(4.4)%	(5.6)%	(4.5)%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	(0.5)%
Other expense, net	(0.1)%	(0.0)%	(0.2)%	(0.1)%
Income before taxes	8.2%	11.8%	9.5%	14.3%

Income tax expense	2.0%	4.3%	3.2%	5.6%

Net income	6.2%	7.5%	6.3%	8.7%

Net Sales

Net sales were $37.8 million for the three months ended September 30, 2012 compared to $53.5 million in the three months ended September 30, 2011, a decrease of $15.7 million, or 29.3%.  Net sales were $111.8 million for the nine months ended September 30, 2012 compared to $148.5 million in the nine months ended September 30, 2011, a decrease of $36.7 million, or 24.7%.  The decrease in net sales for the three and nine months ended September 30, 2012 was driven by a 31.1% and 22.9% decrease in unit sales of snow and ice control equipment, respectively.  In addition to the decrease in unit sales of snow and ice control equipment, there was a decrease in parts and accessories sales for the three and nine months ended September 30, 2012 compared to the corresponding period in 2011 of 42.3% and 48.6%, respectively.  The Company attributes the decreases in both equipment and parts and accessories to the significantly below average snowfall during the October 1, 2011 to March 31, 2012 snow season.

Cost of Sales

Cost of sales was $26.2 million for the three months ended September 30, 2012 compared to $37.0 million for the three months ended September 30, 2011, a decrease of $10.8 million, or 29.2%.  Cost of sales was $75.4 million for the nine months ended September 30, 2012 compared to $96.6 million in the nine months ended September 30, 2011, a decrease of $21.2 million, or 21.9%.  The decreases in cost of sales for the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011 were primarily driven by decreases in volume as discussed above under “Net Sales”.  In addition, the Company experienced slightly higher cost of sales as a percentage of sales of 69.4% for the three months ended September 30, 2012 compared to 69.2% for the three-month period ended September 30, 2011.  The Company also experienced higher cost of sales as a percentage of sales of 67.4% compared to 65.1% for the nine-month periods ending September 30, 2012 and September 30, 2011, respectively.  The increase in cost of sales as a percentage of net sales for both the three and nine month periods was due to lower units sold which contributed to higher fixed costs per unit sold.  Positive performance variances and cost reductions slightly offset increased fixed costs per unit.  As a percentage of cost of sales, fixed and variable costs were approximately 18% and 82%, respectively, for the three months ended September 30, 2012 versus approximately 16% and 84%, respectively for the three months ended September 30, 2011, and approximately 17% and 83%, respectively, for the nine months ended September 30, 2012 versus approximately 15% and 85%, respectively, for the nine months ended September 30, 2011.

Gross Profit

Gross profit was $11.6 million for the three months ended September 30, 2012 compared to $16.5 million for the three months ended September 30, 2011, a decrease of $4.9 million, or 29.7%.  Gross profit was $36.4 million for the nine months ended September 30, 2012 compared to $51.9 million in the nine months ended September 30, 2011, a decrease of $15.5 million, or 29.9%.  The decrease in gross profit for the three and nine months ended September 30, 2012 was due primarily to the decreased unit sales of snow and ice control equipment described above under “Net Sales.”  As a percentage of net sales, gross profit decreased from 30.8% for the three months ended September 30, 2011 to 30.6% for the corresponding period in 2012 and decreased from 34.9% for the nine months ended September 30, 2011 to 32.6% for the corresponding period in 2012, primarily as a result of the factors discussed above under “Net Sales” and “Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $6.4 million for the three months ended September 30, 2012, compared to $7.8 million for the three months ended September 30, 2011, a decrease of $1.4 million, or 17.9%. This decrease was partially due to a $1.0 million litigation settlement the Company received in the three months ended September 30, 2012 that reduced expenses for the period.  Additionally, performance based incentive compensation was $0.6 million lower in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Selling, general and administrative expenses, including intangibles amortization, were $19.3 million for the nine months ended September 30, 2012, compared to $23.1 million for the nine months ended September 30, 2011, a decrease of $3.8 million, or 16.5%.  In addition to the $1.0 million litigation settlement referenced above, the Company experienced a $1.4 million decrease in expenses due to lower performance based incentive compensation expense in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  For the nine month period ended September 30, 2011, the Company recognized $1.1 million in secondary offering expenses which were not incurred in the same period of 2012.  The remainder of the decrease was due to cost saving measures taken by the Company to right-size capacity to the decline in volume.

Interest Expense

Interest expense was $2.1 million for the three months ended September 30, 2012 compared to $2.3 million for the three months ended September 30, 2011, a decrease of $0.2 million, or 8.7%.  Interest expense was $6.3 million for the nine months ended September 30, 2012 which was lower than the $6.7 million interest expense in the same period in the prior year.  Decreases in interest expense for the three and nine months ended September 30, 2012 as compared to the prior year were due to a voluntary $10 million payment made on the term loan in January 2012.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the combined federal and state tax rate for 2012 will be approximately 37%.  The Company’s effective tax rate was 24.1% and 36.9% for the three months ended September 30, 2012 and 2011, respectively.  The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 33.3% and 39.2%, respectively.  The effective tax rate for the three months ended September 30, 2012 was lower than the corresponding quarter in 2011 due to the Company recognizing less income slightly offset by a decreased domestic productions activities deduction in the current period as compared to the prior year’s corresponding period. The Company also recognized an additional benefit related to 2011 Federal tax credits in the third quarter of 2012 with the filing of the Company’s 2011 Federal tax return. The effective tax rate for the nine months ended September 30, 2012 was lower than the corresponding period in 2011 due to the Company recognizing less income slightly offset by a decreased domestic productions activities deduction in the current year along with the Company adjusting the prior year’s net deferred tax liabilities to a higher federal rate for 2011 compared to the actual rate incurred in 2010.

Net Income

Net income for the three months ended September 30, 2012 was $2.3 million compared to net income of $4.0 million for the corresponding period in 2011, a decrease in net income of $1.7 million.  Net income for the nine months ended September 30, 2012 was $7.1 million compared to net income of $12.9 million for the corresponding period in 2011, a decrease in net income of $5.8 million.  This decrease in net income was driven by the factors described above under “—Net Sales” and “—Cost of Sales,” partially offset by resduction in selling, general and administrative expense.  As a percentage of net sales, net income was 6.2% for the three months ended September 30, 2012 compared to 7.5% for the three months ended September 30, 2011.  As a percentage of net sales, net income was 6.3% for the nine months ended September 30, 2012 compared to 8.7% for the nine months ended September 30, 2011.

Adjusted EBITDA

Adjusted EBITDA (as defined below) for the three months ended September 30, 2012 was $7.8 million compared to $12.1 million in the corresponding period in 2011, a decrease of $4.3 million, or 35.5%.  Adjusted EBITDA for the nine months ended September 30, 2012 was $25.5 million compared to $38.1 million in the corresponding period in 2011, a decrease of $12.6 million, or 33.1%.  As a percentage of net sales, Adjusted EBITDA decreased from 22.6% for the three months ended September 30, 2011 to 20.7% for the three months ended September 30, 2012, and decreased from 25.6% for the nine months ended September 30, 2011 to 22.8% for the nine months ended September 30, 2012.  For the three and nine-month period ending September 30, 2012, the decrease in Adjusted EBITDA is primarily attributable to decreased unit sales of snow and ice control equipment in addition to decreases in parts and accessories sales compared to the corresponding period of 2011.  The below average snowfall in the October 1, 2011 to March 31, 2012 snow season drove the decrease in pre-season orders in 2012.

Free Cash Flow

Free cash flow (as defined below) for the three months ended September 30, 2012 was ($18.1) million compared to ($16.1) million in the corresponding period in 2011, an increase in cash used of $2.0 million, or 12.4%.  Free cash flow for the nine months ended September 30, 2012 was ($36.2) million compared to ($19.8) million in the corresponding period in 2011, an increase in cash used of $16.4 million, or 82.8%.  For the three month period, the increase in cash used is primarily a result of $2.7 million more cash used by operating activities, slightly offset by a $0.7 million decrease in acquisition of property and equipment, while for the nine month period, the increase in cash used is primarily a result of $16.9 million more cash used by operating activities, slightly offset by a $0.5 million decrease in acquisition of property and equipment, each as discussed below under Liquidity and Capital Resources.

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

Free cash flow is a non-GAAP financial measure, which we define as net cash used in operating activities less capital expenditures.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow used in operations.  We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In Thousands)		(In Thousands)
Net cash used in operating activities	$(18,049)	$(15,323)	$(35,093)	$(18,190)
Acquisition of property and equipment	(67)	(745)	(1,083)	(1,585)

Free cash flow	$(18,116)	$(16,068)	$(36,176)	$(19,775)

Adjusted net income represents net income as determined under GAAP, excluding a loss on extinguishment of debt incurred in 2011, costs incurred to pursue potential acquisitions in 2011 and certain expenses incurred at the time of our secondary offerings in 2011. We believe that the presentation of adjusted net income for the three and nine months ended September 30, 2012 and September 30, 2011 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted net income for the three and nine months ended September 30, 2012 and September 30, 2011.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in millions)	2012	2011	2012	2011
Net income - (GAAP)	$2.3	$4.0	$7.1	$12.9
Addback expenses, net of tax at 37.0% for 2011:
- Loss on extinguishment of debt	—	—	—	0.4
- Acquisition costs	—	0.5	—	0.5
- Offering costs	—	—	—	0.7
Adjusted net income - (Non-GAAP)	$2.3	$4.5	$7.1	$14.5

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, as well as management fees paid by us to affiliates of our former principal stockholders, stock based compensation, loss on extinguishment of debt and offering costs. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income	$2,346	$3,967	$7,051	$12,890

Interest expense - net	2,080	2,332	6,304	6,678
Income taxes	745	2,324	3,525	8,326
Depreciation Expense	695	744	2,097	2,245
Amortization	1,300	1,300	3,901	3,901
EBITDA	7,166	10,667	22,878	34,040

Management fees	—	11	—	37
Stock based compensation	794	464	1,700	1,210
Loss on extinguishment of debt	—	—	—	673
Offering costs	—	78	—	1,113
Other charges (1)	(152)	876	970	999

Adjusted EBITDA	$7,808	$12,096	$25,548	$38,072

(1)  - Reflects ($152) and $876 of unrelated legal and consulting fees for the three months ended September 30, 2012 and 2011, respectively, and $970 and $999 for the nine months ended September 30, 2012 and 2011, respectively.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Annual Report on Form 10-K for the Year Ended December 31, 2011 (Commission File No. 001-34728) filed with the Securities and Exchange Commission , under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies”.

New Accounting Pronouncements

For the three and nine months ended September 30, 2012, the Company did not adopt any new accounting pronouncements that had a significant impact to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.  As of September 30, 2012, our senior credit facilities consisted of a $70 million senior secured revolving credit facility, entered into by our subsidiaries, Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers and a $125 million senior secured term loan facility, entered into by Douglas Dynamics, L.L.C., as borrower, each on April 18, 2011.

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

As of September 30, 2012, we had $48.8 million of total liquidity, comprised of $1.8 million in cash and cash equivalents and borrowing availability of $47.0 million under our revolving credit facility.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand, cash we generate from operations and available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2012, December 31, 2011 and September 30, 2011.

	As of
	September 30, 2012	December 31, 2011	Septemebr 30, 2011
Cash and cash equivalents	$1,842	$39,432	$3,084
Inventories	30,380	24,005	27,067

We had cash and cash equivalents of $1.8 million at September 30, 2012 compared to cash and cash equivalents of $39.4 million and $3.1 million at December 31, 2011 and September 30, 2011, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine months ended September 30,
Cash Flows (in thousands)	2012	2011	Change	% Change
Net cash used in operating activities	$(35,093)	$(18,190)	$(16,903)	(92.9)%
Net cash used in investing activities	(1,003)	(1,518)	515	33.9%
Net cash provided by (used in) financing activities	(1,494)	2,643	(4,137)	(156.5)%

Decrease in cash	$(37,590)	$(17,065)	$(20,525)	(120.3)%

Net cash used in operating activities increased $16.9 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.  This increase was driven mainly by working capital changes and a decline in net income.

Net cash used in investing activities decreased $0.5 million for the nine months ended September 30, 2012, compared to the corresponding period in 2011.  This decrease is due to lower capital spending in 2012 due to cash flow saving measures taken in 2012.

Net cash used in financing activities increased $4.1 million for the nine months ended September 30, 2012 compared to the corresponding period in 2011.  The increase in cash used in financing activities was a result of making a voluntary payment on long-term debt of $10.0 million in the nine-month period ended September 30, 2012.  Slightly offsetting the voluntary payment made in January 2012 was a decrease in dividends paid of $7.6 million as we paid only our stated quarterly dividend of $0.205 per share in the three-month period ending March 31, 2012 compared to paying a $0.57 dividend in the three month period ended March 31, 2011.  The $0.57 dividend was comprised of a special dividend of $0.37 per share in addition to a stated dividend of $0.20 per share.  In the three-month period ending September 30, 2012, we paid a stated dividend of $0.205 per share compared to a stated dividend of $0.20 per share in the three-month period ending September 30, 2011.  In the nine months ended September 30, 2012, we borrowed $1.0 million less on our revolver as compared to the corresponding period of 2011.  As we refinanced our term loan in 2011, there was a net impact of $1.6 million in cash provided to us as we borrowed $125 million less a $1.3 million discount, offset by debt repayments of $122.1 million.  As part of the refinancing in 2011we also incurred $3.5 million in financing costs that are being amortized over the life of the facility.

Contractual Obligations

There have been no material changes to our contractual obligations in the nine months ended September 30, 2012.

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

We attempt to manage the seasonal impact of snowfall on our revenues in part through our pre-season sales program, which involves actively soliciting and encouraging pre-season distributor orders in the second and third quarters by offering our distributors a combination of pricing, payment and freight incentives during this period. These pre-season sales incentives encourage our distributors to re-stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering pre-season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two-thirds over the last ten years) during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. During 2010, 2011 and 2012 sales during this period have shifted from traditional patterns to be more heavily weighted toward the second quarter versus the third quarter.  By contrast, our revenue and operating results tend to be lowest during the first quarter, as management believes our end-users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of our fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

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

As of September 30, 2012, we had outstanding borrowings under our term loan of $112.2 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2012 by $0.0 million, $0.1 million and $0.2 million, respectively.  We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans.  The swap converts $50.0 million of our term loan to a fixed interest rate of 2.085%.  As of September 30, 2012, we had outstanding borrowings under our revolving credit facility of $23.0 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2012 by $0.0 million, $0.0 million and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 14.9% and 18.6% for the three months and nine months ended September 30, 2012 compared to 12.9% and 15.8% for the three months and nine months ended September 30, 2011, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

In the ordinary course of business, the Company is engaged in various litigation including product liability and intellectual property disputes.  As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, the litigation between Northern Star Industries, Inc. and the Company’s subsidiary, Douglas Dynamics L.L.C. (“DD LLC”), alleging that various advertisements that DD LLC had run violated the Lanham Act, was settled on July 31, 2012. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

Item 1A.   Risk Factors

There have been no significant changes in our risk factors from those described in our 2011 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2012, the Company sold no securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2012, filed on November 6, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: November 6, 2012

Exhibit Index to Form 10-Q for the Period Ended September 30, 2012

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2012, filed on November 6, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*	Filed herewith.