Form 10-K
period 2012-12-31
DOUGLAS DYNAMICS, INC
filed 2013-03-12
CIK 1287213

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

         At June 30, 2012, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $315 million (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date). At March 12, 2013, the Registrant had outstanding an aggregate of 22,225,050 shares of its Common Stock.

Documents Incorporated by Reference:

         Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 1, 2013, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012, are incorporated into Parts II and III.

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
  Increases in the price of fuel;

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

  •
  Factors that could impact the future declaration and payment of dividends; and

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

        We offer the broadest and most complete product line of snowplows and sand and salt spreaders for light trucks in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010 88%, 85% and 86% of our net sales were generated from sales of snow and ice control equipment, respectively and 12%, 15% and 14% of our net sales were generated from sales of parts and accessories, respectively.

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

        We believe we have the industry's most extensive North American distributor network, which primarily consists of over 720 truck equipment distributors who purchase directly from us and are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors, with an average tenure of approximately 16 years. We continually seek to grow and optimize our network by opportunistically adding high-quality, well-capitalized distributors in select geographic areas and by cross-selling our industry-leading brands within our distribution network. Beginning in 2005, we began to extend our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

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

        While snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi-year periods. The following chart depicts aggregate annual and eight-year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2012. As the chart indicates, since 1982 aggregate snowfall levels in any given rolling eight-year period have been fairly consistent, ranging from 2,742 to 3,419 inches.

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

        Sales of parts and accessories for 2012 were approximately 21% lower than average annual parts and accessories sales over the preceding ten years. The lower than average parts and accessories sales was a direct result of the historic record low snowfall levels coupled with economic uncertainty. Sales of parts and accessories for 2011 were approximately 46% higher than average annual parts and accessories sales over the preceding ten years. The higher than average parts and accessories sales in 2011 were due to what management believes is the deferral of new equipment purchases due to the recent economic downturn, despite higher than average snowfall. Although sales of snow and ice control units increased in 2011, management believes that absent the recent economic downturn, equipment sales in 2011 would have been considerably higher due to the high levels of snowfall, as equipment unit sales in 2011 remained below the ten-year average. Management believes this deferral of new equipment purchases could result in an elevated multi-year replacement cycle as the economy recovers.

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

        Leader in Operational Efficiency.    We believe we are a leader in operational efficiency in our industry, resulting from our application of lean manufacturing principles and a highly variable cost structure. By utilizing lean principles, we are able to adjust production levels easily to meet fluctuating demand, while controlling costs in slower periods. This operational efficiency is supplemented by our highly variable cost structure, driven in part by our access to a sizable temporary workforce (comprising approximately 10-15% of our total workforce during average snowfall years), which we can quickly adjust, as needed. These manufacturing efficiencies enable us to respond rapidly to urgent customer demand during times of sudden and unpredictable snowfalls, allowing us to provide exceptional service to our existing customer base and capture new customers from competitors that we believe cannot service their customers' needs with the same speed and reliability.

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

        Experienced Management Team.    We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the snow and ice control equipment industry for light trucks. Our senior management team, consisting of four officers, has an average of approximately 20 years of weather-related industry experience and an average of over eleven years with our company. James Janik, our President and Chief Executive Officer, has been with us for over 20 years and in his current role since 2000, and through his strategic vision, we have been able to expand our distributor network and grow our market leading position.

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

Employees

        As of December 31, 2012, we employed approximately 465 employees on a full-time basis. None of our employees are represented by a union and we are not party to any collective bargaining agreements.

Financing program

        We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provides the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2012, 2011 and 2010, distributors financed purchases of $1.6 million, $2.8 million and $1.7 million through this financing program, respectively. At December 31, 2012 and December 31, 2011, there were $0.0 million and $0.1 million, respectively, of uncollectible outstanding receivables related to sales financed under the financing program. The uncollectible outstanding receivable at December 31, 2011 is fully reserved for in the allowance for doubtful accounts. The amount owed by our distributors to the third party financing company under this program at December 31, 2012 and 2011 was $0.9 million and $1.7 million, respectively. We were required to repurchase repossessed inventory of $0.2 million, $0.0 million and $0.1 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

        In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

        We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems as well as sand and salt spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics and sand and salt spreader assemblies. Patents are valid for the longer period of 17 years from issue date or 20 years from patent application filing date. The duration of the patents we currently possess range between one year and 13 years of remaining life. Our patent applications date from 2001 to 2011.

        We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 20 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® and BLIZZARD®), 5 Canadian registered trademarks, 22 U.S. issued patents, 14 Canadian patents and two Chinese trademarks.

Raw Materials

        During 2012, we experienced favorable commodity costs compared to the average prices paid for commodities in 2011. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

        Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2012, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

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

        Historically, demand for snow and ice control equipment for light trucks has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow-belt regions in North America. During the last few years, economic conditions throughout the United States have been extremely weak. Although conditions improved in 2011 and 2012, they may not become strong in the foreseeable future. Weakened economic conditions may cause our end-users to delay purchases of replacement snow and ice control equipment and instead repair their existing equipment, leading to a decrease in our sales of new equipment. Weakened economic conditions may also cause our end-users to delay their purchases of new light trucks. Because our end-users tend to purchase new snow and ice control equipment concurrent with their purchase of new light trucks, their delay in purchasing new light trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions may negatively affect our results of operations, financial condition and ability to pay dividends.

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

        Steel is a significant raw material used to manufacture our products. During 2012, 2011 and 2010, our steel purchases were approximately 18%, 15% and 13% of our revenue, respectively. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Steel prices are volatile and may increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions remain weak and our distributors and end-users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

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

        Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems as well as sand and salt spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics and sand and salt spreader assemblies. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between one year and 13 years of remaining life. Our patent applications date from 2001 through 2011.

        We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 20 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® and BLIZZARD®), 5 Canadian registered trademarks, 22 U.S. issued patents, 14 Canadian patents and two Chinese trademarks. Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

        We primarily compete with regional manufacturers of snow and ice control equipment for light trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for light trucks are Northern Star Industries, Inc. (the manufacturer of the Boss brand of snow and ice control equipment) and Meyer Products LLC, and accordingly represent our primary competitors for market share.

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

        While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2012, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non-compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

        Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Despite modest recent market recoveries, the funding status of our pension plans, remain impacted by the financial market downturn over the last several years, which had severely impacted the funded status of our pension plans. As of December 31, 2012, our pension plans were underfunded by approximately $14.4 million. In 2012, contributions to our defined benefit pension plans were approximately $2.0 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

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

        As of December 31, 2012, we had approximately $112 million of senior secured indebtedness and $61 million of borrowing availability under our revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

        Our senior credit facilities contain, and future debt instruments to which we may become subject may contain, covenants that limit our ability to engage in activities that could otherwise benefit our company. Under the credit facilities as modified in April 2011 and amended again in November 2012, these covenants include restrictions on our ability to:

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

  •
  change our fiscal year;

  •
  engage in activities other than, among other things, incurring the debt under our new senior credit facilities and the activities related thereto, holding our ownership interest in DDI LLC, making restricted payments, including dividends, permitted by our senior credit facilities and conducting activities related to our status as a public company;

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

        In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

We may be unable to identify, complete or benefit from strategic transactions.

        Our long-term growth strategy includes building value for our company through a variety of methods. These methods may include acquisition of, investment in, or joint ventures involving, complementary businesses. We cannot assure that we will be able to identify suitable parties for these transactions. If we are unable to identify suitable parties for strategic transactions we may not be able to capitalize on market opportunities with existing and new customers, which could inhibit our ability to gain market share. Even if we identify suitable parties to participate in these transactions, we cannot assure that we will be able to make them on commercially acceptable terms, if at all.

        If we acquire a company, it may be difficult to assimilate its businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and ability to compete and gain market share. Mergers and acquisitions are inherently risky and are subject to many factors outside our control. No assurance can be given that any future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support any acquired company and may have difficulty identifying and acquiring appropriate resources. If we divest or otherwise exit certain portions of our business in connection with a strategic transaction, we may be required to record additional expenses, and our estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

Executive Officers of the Registrant

        Our executive officers as of December 31, 2012 were as follows:

Name	Age	Position
James Janik	56	President and Chief Executive Officer; Director
Robert McCormick	52	Executive Vice President, Chief Financial Officer and Secretary
Mark Adamson	54	Vice President, Sales and Marketing
Keith Hagelin	52	Vice President, Operations

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Common Stock has been traded on the New York Stock Exchange since the second quarter of 2010 under the symbol "PLOW." The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History for each quarter in 2012 and 2011.

	2012			2011
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends
Fourth Quarter	$15.67	$12.87	$0.21	$15.57	$12.5	$0.21
Third Quarter	15.70	12.69	0.21	16.27	11.38	0.20
Second Quarter	14.27	12.52	0.21	16.68	14.1	0.20
First Quarter	14.93	12.37	0.21	16.96	13.48	0.57

        At March 12, 2013, there were 20 record holders of our Common Stock.

        In accordance with the Company's dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. In the first quarter of 2011, the Company both declared and paid a special dividend of $0.37 in addition to a stated dividend of $0.20. In both the second and third quarters of 2011, the Company both declared and paid a stated dividend of $0.20 per share. In the fourth quarter of 2011, the Company increased its annual implied dividend from $0.80 to $0.82 and both declared and paid a dividend of $0.205 per share. In the first, second and third quarters of 2012, the Company both declared and paid a dividend of $0.205 per share. In the fourth quarter of 2012, the Company increased its annual implied dividend from $0.82 to $0.83 and both declared and paid a dividend of $0.2075 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2012.

 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders(1):
2010 Stock Incentive Plan	34,979	—	1,654,933
2004 Stock Incentive Plan	37,240	$4.21	—
Equity compensation plans not approved by security holders	—	—	—
Total	72,219	$2.17	1,654,933

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

        The graph set forth below compares the cumulative total stockholder return on our common stock between May 5, 2010 (the date of our initial public offering, or IPO) and December 31, 2012, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on May 5, 2010 in our common stock at our IPO offering price of $11.25 per share, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

        We did not sell any equity securities during 2012, in offerings that were not registered under the Securities Act of 1933.

        We did not make any purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during 2012.

Item 6.    Selected Consolidated Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2011 and 2012 and for the three years in the periods ended December 31, 2012 are derived from our audited consolidated financial statements.

        The selected historical consolidated financial data as of December 2008, 2009 and 2010 and for the years ended December 31, 2008 and 2009 is derived from our historical financial statements not included in this Annual Report on Form 10-K.

        The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	As of December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$53,552	$69,073	$20,149	$39,432	$24,136
Total current assets	115,414	133,534	88,972	103,462	89,582
Total assets	391,264	404,619	348,043	359,017	338,371
Total current liabilities	23,858	25,187	15,976	32,611	16,670
Total debt	233,513	232,663	121,154	122,937	111,966
Total liabilities	293,203	296,395	178,550	195,628	184,639
Total redeemable stock and shareholders' equity	98,061	108,224	169,493	163,389	153,732

	For the year ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Total sales	$180,108	$174,342	$176,795	$208,798	$140,033
Gross profit	62,197	57,078	60,301	71,817	43,963
Income from operations	35,636	29,439	21,408	40,181	18,869
Income tax expense	6,793	3,986	872	11,332	4,144
Net income	11,471	9,843	1,662	19,040	6,012
Net income per basic share, as adjusted(1)	$0.79	$0.68	$0.09	$0.87	$0.27
Net income per diluted share, as adjusted(1)	$0.77	$0.67	$0.09	$0.85	$0.26
Cash dividends paid per commmon share	$—	$—	$0.38	$1.18	$0.82

	For the year ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Other Data
Adjusted EBITDA	$47,742	$45,180	$47,345	$52,461	$29,732
Capital expenditures(2)	$3,160	$8,200	$3,009	$2,373	$1,446

(1)
Represents net income (loss) per share after giving effect to a 23.75-for-one stock split of our common stock that occurred in conjunction with the initial public offering in 2010.

(2)
Capital expenditures for the year ended December 31, 2009 include $5 million related to the investments in our Milwaukee, Wisconsin and Rockland, Maine manufacturing facilities to support the closure of our Johnson City, Tennessee manufacturing facility.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2010, 2011 and 2012 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K.

Results of Operations

Overview

        In assessing our results of operations in a given period, one of the primary factors we consider is the level of snowfall experienced within the prior snow season. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to "average snowfall" levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow-belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2012. During this period, snowfall averaged 3,000 inches, with the low in such period being 1,794 inches and the high being 4,502 inches.

        During the six-month snow season ending March 31, 2012 snowfall was 1,794 inches which was 40.2% lower than average as well as the lowest in the period from 1980 to 2012. Meanwhile, during the six-month snow seasons ending March 31, 2010 and 2011, we experienced above average snowfall (approximately 19% and 39% above average during the six months ending March 31, 2010 and 2011 snow seasons, respectively). In addition to the historically low snowfall levels for the six-month snow season ending March 31, 2012, we believe that other factors also negatively affected our business. These additional factors included the timing, amount, and location of snowfall in the fourth quarter of 2012, which had an adverse impact on our fourth quarter 2012 results, the record drought in the summer of 2012 and the continued macro-economic uncertainty.

        Sales of parts and accessories for 2012 and 2011 were $16.7 million and $31.0 million, respectively, or approximately 21% below and 46% higher than average annual parts and accessories sales over the preceding ten years, respectively. Sales of equipment unit sales for 2012 and 2011 were $123.3 million and $177.8 million, respectively. In 2012, equipment unit sales decreased 32.2% as we sold 34,457 equipment units in 2012 as compared to 50,801 equipment units in 2011. We believe that the decline of both parts and accessories sales and equipment unit sales in 2012 as compared to the prior calendar year is a direct result of the historically low snowfall and the lingering impact of economic uncertainty in the marketplace. Meanwhile, we believe that pent up demand due to deferred new equipment purchases still exists in the marketplace and could be released in or following a year of average or better snowfall that is accompanied by stronger macro-economic conditions. We believe this deferral of new equipment purchases could result in an elevated multi-year replacement cycle as the economy recovers.

        The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the periods indicated. During the years ended December 31,

2010, 2011 and 2012, we sold 45,054, 50,801 and 34,457 units of snow and ice control equipment, respectively.

	Year Ended December 31,
	2010	2011	2012
Equipment	86%	85%	88%
Parts and accessories	14%	15%	12%

        The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated statements of income data for the years ended December 31, 2010, 2011 and 2012 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
	2010	2011	2012
	(in thousands)
Net sales	$176,795	$208,798	$140,033
Cost of sales	116,494	136,981	96,070

Gross profit	60,301	71,817	43,963
Selling, general, and administrative expense	26,509	26,389	19,895
Intangibles amortization	6,001	5,201	5,199
Management fees-related party	6,383	46	—

Income from operations	21,408	40,181	18,869
Interest expense, net	(10,943)	(8,918)	(8,393)
Loss on extinguishment of debt	(7,967)	(673)	—
Other income (expense), net	36	(218)	(320)

Income before taxes	2,534	30,372	10,156
Income tax expense	872	11,332	4,144

Net income	$1,662	$19,040	$6,012

        The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2010	2011	2012
	(in thousands)
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.9%	65.6%	68.6%

Gross profit	34.1%	34.4%	31.4%
Selling, general, and administrative expense	15.0%	12.7%	14.2%
Intangibles amortization	3.4%	2.5%	3.7%
Management fees-related party	3.6%	0.0%	0.0%

Income from operations	12.1%	19.2%	13.5%
Interest expense, net	(6.2)%	(4.3)%	(6.0)%
Loss on extinguishment of debt	(4.5)%	(0.3)%	0.0%
Other income (expense), net	0.0%	(0.1)%	(0.2)%

Income before taxes	1.4%	14.5%	7.3%
Income tax expense	0.5%	5.4%	3.0%

Net income	0.9%	9.1%	4.3%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net Sales.    Net sales were $140.0 million for the year ended December 31, 2012 compared to $208.8 million in 2011, a decrease of $68.8 million, or 33.0%. This decrease was driven by decreases of $54.5 million in sales of snow and ice control equipment and $14.3 million in parts and accessories sales. The decrease in sales of snow and ice control equipment for the year ended December 31, 2012 was attributable to a decrease in sales volume of snow and ice control equipment of $57.2 million, or 32.2%, as compared to the prior year, slightly offset by price increases that we implemented in the fourth quarter of 2011 and that extended throughout the remainder of 2011 and 2012 and an additional price increase that was effective in the third and fourth quarters of 2012. The decrease in sales volume was largely a result of the below average snow season ending March 31, 2012. Net sales of parts and accessories decreased in the year ended December 31, 2012 from the year ended December 31, 2011 by 46.0%, from $31.0 million to $16.7 million. Net sales of parts and accessories remained comparatively low in 2012, below the preceding ten-year average by approximately 21.2%. As discussed above, the comparatively lower sales of parts and accessories was due in large part to below average snowfall resulting in decreased equipment usage. Additionally, equipment sales were lower (30% below the immediately preceding ten-year average), mainly attributable to lack of snowfall.

        Cost of Sales.    Cost of sales was $96.1 million for the year ended December 31, 2012 compared to $137.0 million in 2011, a decrease of $40.9 million, or 29.9%. This decrease was driven primarily by decreased volume. Cost of sales as a percentage of net sales increased from 65.6% for the year ended December 31, 2011 to 68.6% for the year ended December 31, 2012 as a result of lower volumes to absorb fixed spending. In 2012, inflationary commodity experience was cost neutral as compared to negative inflationary commodity experience throughout 2011. The favorability of inflation experienced in 2012 was more than offset by negative fixed cost absorption resulting from decreases in volume of equipment units and parts and accessories. As a percentage of cost of sales, fixed and variable costs were approximately 18% and 82%, respectively, for the year ended December 31, 2012 versus approximately 15% and 85%, respectively for the year ended December 31, 2011.

        Gross Profit.    Gross profit was $44.0 million for the year ended December 31, 2012 compared to $71.8 million in 2011, a decrease of $27.8 million, or 38.7%, due to the decrease in net sales volume described above under "—Net Sales" and "—Cost of Sales." As a percentage of net sales, gross profit decreased from 34.4% for the year ended December 31, 2011 to 31.4% for the corresponding period in 2012, as a result of the factors discussed above under "—Net Sales" and "—Cost of Sales."

        Selling, General and Administrative Expense.    Selling, general and administrative expenses, including intangible asset amortization and management fees, were $25.1 million for the year ended December 31, 2012 compared to $31.6 million for the year ended December 31, 2011, a decrease of $6.5 million, or 20.6%, driven by lower incentive based compensation of $3.4 million due to lower operating results. We spent $1.3 million in 2011 on offering costs to allow our former principal stockholders to dispose of their remaining holdings in our common stock while we did not incur any offering costs in 2012. The remaining decrease in 2012 is a result of management pulling back on discretionary spending in order to preserve profitability in a low sales volume year. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization and management fees, increased from 15.2% for the year ended December 31, 2011 to 17.9% for the corresponding period in 2012 due to items discussed above.

        Interest Expense.    Interest expense was $8.4 million for the year ended December 31, 2012 compared to $8.9 million in the corresponding period in 2011. The decrease in interest expense for the year ended December 31, 2012 as compared to the prior year was due to a voluntary $10 million payment made on the term loan in January 2012.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt was zero for the year ended December 31, 2012 compared to a total of $0.7 million for the year ended December 31, 2011. The loss on extinguishment of debt in 2011 was entirely driven by our entry into a new term loan facility resulting in a significant modification of our debt which resulted in the write off of unamortized capitalized deferred financing costs of $0.3 million and write off of unamortized debt discount of $0.3 million.

        Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization. Our effective combined federal and state tax rate for 2012 was 40.8% compared to 37.3% for 2011. The effective tax rate for the year ended December 31, 2012 is higher than 2011 as we were in a taxable loss position in 2012 and thus unable to utilize the domestic production activities deduction while we were in a taxable income position in 2011 and able to utilize the domestic production activities deduction.

        Net Income.    Net income for the year ended December 31, 2012 was $6.0 million compared to net income of $19.0 million for the corresponding period in 2011, a decrease of $13.0 million. This decrease was driven by the factors described above.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Net Sales.    Net sales were $208.8 million for the year ended December 31, 2011 compared to $176.8 million in 2010, an increase of $32.0 million, or 18.1%. This increase was primarily driven by increases of $26.0 million in sales of snow and ice control equipment and $6.0 million in parts and accessories sales. The increase in sales of snow and ice control equipment for the year ended December 31, 2011 was attributable to (1) an increase in sales volume of snow and ice control equipment of $19.4 million, or 12.8%, as compared to the prior year and (2) price increases that we implemented in the third quarter of 2010 and that extended throughout the remainder of 2010 and 2011. Additionally, we implemented a temporary one percent surcharge in both the second and third quarters of 2011 due to inflationary costs due to increases in costs of commodities, while no such surcharges existed in 2010 and we increased prices effective in the fourth quarter of 2011. The increase in sales volume was largely a result of the above average snow season ending March 31, 2011. Net sales of parts and accessories increased in the year ended December 31, 2011 from the year ended December 31, 2010 by 24.0%, from $25.0 million to $31.0 million. Net sales of parts and accessories remained comparatively high in 2011, exceeding the preceding ten-year average by approximately 51.2%. The comparatively strong sales of parts and accessories was due in large part to above average snowfall resulting in increased equipment usage and subsequent repair. Additionally, equipment sales were only slightly higher (1% above the immediately preceding ten-year average), as many end-users continue to repair their existing snow and ice control equipment instead of purchasing new equipment.

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

        Free cash flow (as defined below) for the year ended December 31, 2012 was $14.2 million compared to $45.4 million in 2011, a decrease in free cash flow of $31.2 million, or 68.7%. The decrease in free cash flow is primarily a result of $32.2 million less cash provided by operating activities, as discussed below under Liquidity and Capital Resources. In addition to the changes in cash provided by operating activities, capital expenditures decreased by $1.0 million. In 2012, there were lower capital expenditures to preserve cash flow following a low snowfall season ending March 2012.

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

        The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	For the year ended December 31,
	2010	2011	2012
	(in thousands)
Net cash provided by operating activities	$15,777	$47,728	$15,619
Acquisition of property and equipment	(3,009)	(2,373)	(1,446)

Free cash flow	$12,768	$45,355	$14,173

        Adjusted net income represents net income as determined under GAAP, excluding certain expenses incurred at the time of our IPO in 2010 (namely the buyout of our management services agreement, loss on extinguishment of debt, stock based compensation expense associated with the net exercise of stock options and the payment of cash bonuses under our liquidity bonus plan); loss on extinguishment of debt incurred in 2011, costs incurred to pursue potential acquisitions in 2011 and certain expenses incurred at the time of our secondary offerings in 2011. We believe that the presentation of adjusted net income for the years ended December 30, 2010, December 31, 2011 and December 30, 2012 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

        The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted net income for the years ending December 31, 2010, December 31, 2011 and December 31, 2012.

	Years Ended
(in millions)	December 31, 2010	December 31, 2011	December 31, 2012
Net income—(GAAP)	$1.7	$19.0	$6.0
Addback non-recurring expenses, net of tax at 38.0% and 37.0% for 2010 and 2011, respectively:
—Buyout of management service agreement	3.6	—	—
—Loss on extinguishment of debt	4.9	0.4	—
—Liquidity bonus payment	0.6	—	—
—Acquisition costs	—	0.6	—
—Non-recurring stock based compensation	1.9	—	—
—Offering costs	—	0.8	—

Adjusted net income—(non-GAAP)	$12.7	$20.8	$6.0

        Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, as well as management fees paid by us to affiliates of our former principal stockholders, stock based compensation, payment of cash bonuses under our liquidity bonus plan, loss on extinguishment of debt and offering costs. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of "Consolidated Adjusted EBITDA" that is substantially similar to Adjusted EBITDA.

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

        Adjusted EBITDA for the year ended December 31, 2012 was $29.7 million compared to $52.5 million in 2011, a decrease of $22.8 million, or 43.4%. As a percentage of net sales, Adjusted EBITDA decreased from 25.1% for the year ended December 31, 2011 to 21.2% for the year ended December 31, 2012. Adjusted EBITDA for the year ended December 31, 2011 was $52.5 million compared to Adjusted EBITDA of $47.3 million for the year ended December 31, 2010, an increase of $5.2 million, or 11.0%. As a percentage of net sales, Adjusted EBITDA decreased from 26.8% for the year ended December 31, 2010 to 25.1% for the year ended December 31, 2011. In addition to the specific changes resulting from the exceptions, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under "—Results of Operations."

        The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Net income	$11,471	$9,843	$1,662	$19,040	$6,012
Interest expense—net	17,299	15,520	10,943	8,918	8,393
Income taxes	6,793	3,986	872	11,332	4,144
Depreciation expense	4,650	5,797	5,704	2,975	2,819
Amortization	6,160	6,161	6,001	5,201	5,199

EBITDA	46,373	41,307	25,182	47,466	26,567
Management fees	1,369	1,393	6,383	46	—
Stock based compensation	—	732	4,029	1,873	2,166
Loss on extinguishment of debt	—	—	7,967	673	—
Management liquidity bonus	—	—	1,003	—	—
Offering costs	—	—	—	1,342	—
Other charges(1)	—	1,748	2,781	1,061	999

Adjusted EBITDA	$47,742	$45,180	$47,345	$52,461	$29,732

(1)
Reflects severance and one-time, non-recurring expenses for costs related to the closure of our Johnson City facility of $1,054 and $1,435 for the years ended 2009 and 2010, respectively, $694, $2,013, $1,061 and $999 of unrelated legal and consulting fees for the years ended 2009, 2010, 2011 and 2012, respectively, and a $667 gain on other post employment benefit plan curtailment related to the Johnson City plant closure for the year ended 2010.

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

Defined Benefit Pension Obligation

        As discussed in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the pension benefit obligation and related pension expense or income of our pension plans are calculated in accordance with Accounting Standards Codification ("ASC") 715-30, Defined Benefit Plans-Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for 2012 used a discount rate of 4.6% and an expected long-term rate of return on plan assets of 7.25%. Meanwhile, actuarial valuations for 2011 used a discount rate of 5.5% and an expected long-term rate of return on plan assets of 7.25%. Our discount rate reflects the expected future cash flow based upon our funding valuation assumptions and participant data at the beginning of the plan year. The expected future cash flow was discounted by the Principal Financial Group's yield curve for the month preceding the 2012 year end.

        In estimating the expected return on plan assets, we analyze historical and expected returns for multiple asset classes. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was then developed based upon those overall rates and the target asset allocation of the plan. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, shareholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant. The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by our employees' service adjusted for future wage increases. At December 31, 2012, our pension obligation funded status was $14.4 million underfunded.

        Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. We contributed approximately $2.0 million to our pension plans in 2012 and expect to make approximately $0.8 million in contributions to our pension plans in 2013. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed description of our pension plans.

Revenue Recognition and Allowance for Doubtful Accounts

        We recognize revenues upon shipment to the customer, which is when risk of loss passes and all of the following conditions are satisfied: (1) persuasive evidence of an arrangement exists; (2) the price is fixed or determinable; (3) collectability is reasonably assured; and (4) the product has been shipped and we have no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.

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

Impairment of Long-Lived Assets

        Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Our management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. We determined that no long-lived assets were impaired as of December 31, 2012, 2011 and 2010.

Goodwill and Other Intangible Assets

        We perform an annual impairment test for goodwill and indefinite lived trade names and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value of the applicable reporting unit. We have determined we have one reporting unit, and all significant decisions are made on a companywide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using a market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

        The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess of the fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2012, 2011 and 2010 resulted in no adjustment to the carrying value of our indefinite-lived intangibles and goodwill.

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

        We have generated significant deferred tax assets as a result of goodwill and intangible asset book versus tax differences as well as state net operating loss carryforwards. In assessing the ability to realize these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, excluding those relating to indefinite lived intangible assets, projected future taxable income and tax planning strategies in making this assessment. As a result of this analysis, we have recorded a valuation allowance against certain of these deferred tax assets.

        Accruals for uncertain tax positions, if any, are provided for in accordance with the requirements of ASC 740—Income Taxes. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our accounting for income taxes.

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

        As of December 31, 2012, we had liquidity comprised of approximately $24 million in cash and cash equivalents and borrowing availability of approximately $61 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

        Set forth below is summary cash flow information for each of the years ended December 31, 2010, 2011 and 2012.

	Year ended December 31,
Cash Flows (in thousands)	2010	2011	2012
Net cash provided by operating activities	$15,777	$47,728	$15,619
Net cash used in investing activities	(2,783)	(2,306)	(1,366)
Net cash used in financing activities	(61,918)	(26,139)	(29,549)

Increase (Decrease) in cash	$(48,924)	$19,283	$(15,296)

Sources and Uses of Cash

        During the three-year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on both our senior notes and senior credit facilities, and funding working capital requirements during our pre-season shipping period.

        The following table shows our cash and cash equivalents and inventories at December 31, 2010, 2011 and 2012.

	December 31,
	2010	2011	2012
	(in thousands)
Cash and cash equivalents	$20,149	$39,432	$24,136
Inventories	23,481	24,005	30,292

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        We had cash and cash equivalents of $24.1 million at December 31, 2012 compared to cash and cash equivalents of $39.4 million at December 31, 2011. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2011	2012	Change
Net cash provided by operating activities	$47,728	$15,619	$(32,109)	(67.3)%
Net cash used in investing activities	(2,306)	(1,366)	940	(40.8)%
Net cash used in financing activities	(26,139)	(29,549)	(3,410)	13.0%

Increase (Decrease) in cash	$19,283	$(15,296)	$(34,579)	(179.3)%

        Net cash provided by operating activities decreased $32.1 million from the year ended December 31, 2011 to the year ended December 31, 2012. The decrease in cash provided by operating activities was due to a $11.6 decrease in net income adjusted for reconciling items. Negatively impacting cash flow were an income tax receivable balance at December 31, 2012 of $4.9 million as compared to a $0.4 million payable position at December 31 2011 combining for a net impact of $5.3 million. Also, negatively impacting cash flow were decreases in accrued liability balances by $5.8 million driven by decreased accrued incentive of $3.2 million and a decrease in accrued sales incentives of $1.8 million Inventory balances increased $6.3 million as a result of lower sales volumes in 2012 negatively impacting cash flows. Slightly offsetting these adverse cash flow items were accounts receivable, which declined $8.6 million, positively influencing operating cash flows.

        Net cash used in investing activities decreased $0.9 million for the year ended December 31, 2012, compared to the corresponding period in 2011. This decrease was due to lower capital expenditures in 2012 to preserve cash flow in a historically low snowfall year.

        Net cash used in financing activities increased $3.4 million for the year ended December 31, 2012 compared to the corresponding period in 2011. In 2012, we made $11.2 million in repayments of long term debt, including a $10 million voluntary prepayment, refinanced our revolving line of credit and capitalized $0.2 million in deferred financing costs. In 2011, we refinanced our term loan, resulting in a net impact of $2.2 million in cash used as we borrowed $125.0 million less a $1.3 million discount and paid and capitalized $3.5 million of deferred financing costs, offset by debt repayments of $122.5 million. We also paid dividends of $25.8 million in the year ended December 31, 2011, compared to dividends paid of $18.2 million in the year ended December 31, 2012, and received $1.3 million in 2011 for the exercise of stock options, whereas no options were exercised in 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        We had cash and cash equivalents of $39.4 million at December 31, 2011 compared to cash and cash equivalents of $20.1 million at December 31, 2010. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2010	2011	Change
Net cash provided by operating activities	$15,777	$47,728	$31,951	202.5%
Net cash used in investing activities	(2,783)	(2,306)	477	(17.1)%
Net cash used in financing activities	(61,918)	(26,139)	35,779	57.8%

Increase (Decrease) in cash	$(48,924)	$19,283	$68,207	(139.4)%

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

Future Obligations and Commitments

Contractual Obligations

        We are subject to certain contractual obligations, including long-term debt and related interest. We have net unrecognized tax benefits of $0.3 million as of December 31, 2012. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities, therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2012.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$111,966	$971	$1,942	$1,942	$107,111
Interest on long-term debt(2)	34,112	6,763	13,033	12,472	1,844

Total contracted cash obligations(3)	$146,078	$7,734	$14,975	$14,414	$108,955

(1)
Long-term debt obligation is presented net of discount of $0.9 million at December 31, 2012.

(2)
Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2012.

(3)
Pension obligations are excluded from this table as we are unable to estimate the timing of payments related to these obligations. The minimum required contribution to our pension plans was $2.0 million in 2012 and is expected to be $0.8 million in 2013.

Senior Credit Facilities

        On November 9, 2012, we amended our senior credit facility to increase the borrowing ability under the revolving credit agreement by $10.0 million. We did not amend our term loan agreement which we entered into in April of 2011. Consequently, as of December 31, 2012, our senior credit facilities consisted of a $125.0 million term loan facility and an $80.0 million revolving credit facility with a group of banks. We capitalized deferred financing costs of $0.2 million associated with the amendment to our senior credit facility. We did not, however, write off any previously capitalized deferred financing costs as the borrowing capacity with each of the lenders associated with the amended revolving credit facility exceeded the borrowing capacity of the original revolving credit facility.

        The agreement for the term loan (the "Term Loan Credit Agreement") provides for a senior secured term loan facility in the aggregate principal amount of $125.0 million and generally bears interest at (at the our election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.

        The revolving credit facility as amended and restated (the "Revolving Credit and Guaranty Agreement") provides that the we have the option to select whether borrowings will bear interest at either (i) 1.75% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for our amended and restated revolving credit facility is April 17, 2017, and our term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018.

        The term loan entered into in the second quarter of 2011 was issued at a $1.25 million discount which is being amortized over the term of the term loan.

        Our entry into the term loan facility in 2011 resulted in a significant modification of our debt which resulted in the write off of unamortized capitalized deferred financing costs of $0.3 million and write off of unamortized debt discount of $0.3 million which in total resulted in a loss on extinguishment of debt of $0.7 million in the Consolidated Statement of Income during the year ended December 31, 2011.

        At December 31, 2012, we had outstanding borrowings under our term loan of $112.0 million and no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $61 million.

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

At December 31, 2012, we were in compliance with the covenants in our senior credit facilities. The credit facilities are collateralized by substantially all of our assets.

        In accordance with the senior credit facilities, we are required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2012, we were not required to make an excess cash flow payment.

        Each of the senior secured facilities entered into in the second quarter of 2011 includes a hedge provision, which requires us to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision required the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans. The purpose of the interest rate swap is to reduce our exposure to interest rate volatility. Effective June 20, 2011, we entered into an interest rate swap agreement with a notional amount of $50 million. The interest rate swap negative fair value at December 31, 2012 of $0.5 million is included in other long-term liabilities on the Consolidated Balance Sheet. We have counterparty credit risk resulting from the interest rate swap, which we monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, we either receive or makespayments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). The interest rate swap contract on the term loan expires in December 2014.

Deductibility of Intangible and Goodwill Expense

        We possess a favorable tax structure with approximately $18 million of annual tax-deductible intangible and goodwill expense over the next eight years which may be utilized in the event we have sufficient taxable income to utilize such benefit.

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

        The following chart illustrates the effects of snowfall levels in the snowbelt states in a given winter on the number of units of snow and ice control equipment we shipped in the following year. Snowfall levels represent the aggregate number of inches of snowfall recorded in each of 66 cities in 26 snowbelt states across the Northeast, East, Midwest and Western United States where we have historically monitored snowfall levels. We have historically monitored snowfall levels in these cities because they represent the key metropolitan areas in the states where snowfall is a regular occurrence and coincide with our historical U.S. market. With respect to the calculation of units shipped, each year in the following chart represents the calendar year period from January 1 to December 31. With respect to the calculation of snowfall, each year in the following chart represents the period beginning on October 1 of the prior year and extending through the following March 31. Thus, for example, the number of units shipped in 2001 represents the total units of snow and ice control equipment we shipped from January 1, 2001 to December 31, 2001, whereas the 2001 snowfall level reflects snowfall in the snowbelt states in the period from October 1, 2000 through March 31, 2001. As the chart indicates, heavy snowfall levels in a given winter tend to lead to increased unit shipments of our snow and ice control equipment in the following year, whereas low snowfall levels in a given winter tend to lead to decreased units shipped of our snow and ice control equipment in the following year. Over the past 10 years, our sales of snow and ice control equipment ranged from a low of 34,457 units to a high of 66,043 units, averaging 49,263 units per year (including units sold by Blizzard Corporation prior to its acquisition by us in November 2005).

 Equipment Sales Versus Snowfall

Note:
This chart is not weighted or adjusted to account for new distributors or increased market size, but does include unit sales attributable to new distributors. Further, snowfall data in this chart is not adjusted for snowfall outside of the 66 cities in the 26 states reflected. Units of equipment sales for years 2003 through 2005 are adjusted to include units sold by Blizzard Corporation prior to its acquisition by us in November 2005.

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

        Our revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our first quarter revenue has varied from approximately $8.5 million to approximately $23.5 million between 2008 and 2012. During the last five-year period, net loss during the first quarter has varied from a net loss of approximately $0.8 million to a net loss of approximately $5.7 million, with an average net loss of $3.6 million.

        While our monthly working capital has averaged approximately $70 million from 2010 to 2012, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $76.0 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

  •
  a vertically integrated business model.

        These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and sales, general and administrative expenditures to account for the year-to-year variability of our sales volumes. Management currently estimates that annual fixed overhead expenses generally range from approximately $17.0 million in low sales volume years to approximately $20.0 million in high sales volume years. Further, management currently estimates that annual sales, general and administrative expenses other than amortization generally approximate $24.0 million, but can be reduced to approximately $19.0 million to maximize cash flow in low sales volume years, and can increase to approximately $28.0 million to maintain customer service and responsiveness in high sales volume years.

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

        As of December 31, 2012, we had outstanding borrowings under our term loan of $112.0 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2012 by $0.0 million, $0.3 million and $0.6 million, respectively. We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans. The swap converts $50.0 million of our term loan to a fixed interest rate of 2.085%. As of December 31, 2012, we had no outstanding borrowings under our revolving credit facility.

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

        None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by this report.

        Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the last day of the period covered by this report. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

        Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect such controls.

Item 9B.    Other Information

Restricted Stock Units and Performance Shares

        On March 6, 2013, the Compensation Committee (the "Committee") of our Board of Directors adopted a new form of restricted stock unit agreement (the "RSU Agreement") and a new form of performance share agreement (the "Performance Share Agreement") under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan (the "Plan"). The Committee also approved grants to certain of our employees, including our named executive officers, using the new forms of award agreements.

        The RSU Agreement provides for the grant of restricted stock units that vest over time based on the award holder's continuous service with our company, with exceptions if the award holder's service is terminated due to retirement, death or disability. The restricted stock units are settled in shares of our common stock as soon as reasonably practicable after vesting. The restricted stock units include dividend equivalent rights. The named executive officers were granted restricted stock units as follows, each with a vesting schedule of one-third per year on each of the first three anniversaries of the grant date:

Executive	Number of RSUs
James Janik	18,672
Robert McCormick	9,102
Mark Adamson	5,187
Keith Hagelin	4,974

        The Performance Share Agreement provides for the grant of the right to receive shares of our common stock based on our achievement with respect to designated performance objectives over a performance period, subject to additional time-based vesting based on the award holder's continuous service with our company after the performance period. The time-based vesting requirement applies only to a portion of the shares that are earned based on our performance and is subject to exceptions if the award holder's service is terminated due to retirement, death or disability. The performance share awards are settled in shares of our common stock as soon as reasonably practicable after completion of the applicable service period. Dividend equivalents are paid only on the performance shares that are earned based on our achievement of the performance objectives.

        The named executive officers were granted performance shares as set forth below. Each performance share award has a performance objective relating to our cumulative free cash flow over a performance period from January 1, 2011 to December 31, 2013. The time-based vesting schedule for any performance shares that are earned as a result of our achievement of the performance objectives through the end of 2013 is one-third on each of December 31, 2013, December 31, 2014 and December 31, 2015.

Executive	Maximum Number of Performance Shares
James Janik	42,012
Robert McCormick	20,478
Mark Adamson	11,672
Keith Hagelin	11,190

        The foregoing descriptions of the RSU Agreement and the Performance Share Agreement are summaries only and are qualified in their entirety by the full text of the RSU Agreement and the Performance Share Agreement, which are attached to this Annual Report on Form 10-K as Exhibits 10.36 and 10.37, respectively.

Cash Bonuses

        During 2012, our named executive officers, as well as certain other management employees, participated in the 2012 Annual Incentive Plan (the "AIP"), which provided an opportunity to earn a cash bonus upon achievement of certain performance targets approved by the Committee.

        As in previous years, the performance targets under the AIP were based on operating income and free cash flow ("FCF"). The operating income metric, as defined in the AIP, measured the degree by which actual operating income performance exceeded or fell short of baseline operating income. Actual operating income was defined as earnings before interest, taxes, depreciation and amortization less depreciation, plus other expense, adjusted for non-recurring expenses, as approved by the Committee. Baseline operating income is set annually by the Committee. For 2012, the Committee set baseline operating income at plan as determined by management and approved by our Board of Directors based upon historical trends and assumptions. Specifically, the plan assumed average snowfall, increasing truck sales and a slight improvement in overall economic conditions. The FCF metric was defined in the AIP as cash generated by operating activities, less net cash used in investing activities, adjusted for non recurring items, as approved by the Committee. For 2012, threshold FCF was set as the amount necessary to meet our stated annual dividend.

        We did not achieve the threshold performance levels for a payment under the AIP in 2012. The Committee's belief is that this outcome was a result of factors outside of the control of our management, including the timing, amount, and location of snowfall during 2012; lingering effects from the unprecedented low snowfall in the 2011-2012 snow season; record drought during the summer of 2012; continued macro-economic uncertainty; and a negative impact from Hurricane Sandy.

        We had several significant accomplishments during 2012, including the following:

  •
  We launched a record number of new product development initiatives.

  •
  We achieved a new record of 98.9% for perfect shipment delivery performance.

  •
  We improved base business profitability resulting in increased contribution margin per unit.

  •
  A record number of cost reduction projects were implemented.

  •
  Procurement through global sourcing initiatives reached an all-time high.

  •
  We strengthened supplier partnerships by sharing lean expertise and conducting multi-day Kaizen improvement events in supplier factories worldwide.

        In light of the role played by circumstances outside of the control of management in our 2012 performance, and management's otherwise strong performance and accomplishments during the year, on March 6, 2013, the Committee approved a special one-time payment of a bonus of $25,000 to each of our executive officers.

2013 Annual Incentive Plan

        On March 6, 2013, the Committee adopted the Douglas Dynamics, Inc. 2013 Annual Incentive Plan (the "2013 AIP"). Each of our named executive officers is eligible to participate in the 2013 AIP, which provides for the opportunity to earn a cash bonus upon the achievement of certain performance targets. The Committee has selected operating income and free cash flow as the performance metrics under the 2013 AIP, assigning these metrics a weighting of 70% and 30%, respectively. The target bonus level under the 2012 AIP for our President and Chief Executive Officer is 100% of his base salary and the target bonus level for the other named executive officers is 75% of base salary, with maximum bonus levels of 150% and 125% of base salary, respectively.

        The foregoing description of the 2013 AIP is a summary only and is qualified in its entirety by reference to the full text of the 2013 AIP, which is attached to this Annual Report on Form 10-K as Exhibit 10.38.

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2013.

DOUGLAS DYNAMICS, INC.
By:	/s/ JAMES JANIK James L. Janik President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2013.

/s/ JAMES L. JANIK James L. Janik	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ ROBERT L. MCCORMICK Robert L. McCormick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ROBERT J. YOUNG Robert J. Young	Corporate Controller and Treasurer (Controller)
/s/ MARGARET S. DANO Margaret S. Dano	Director
/s/ KENNETH W. KRUEGER Kenneth W. Krueger	Director
/s/ JAMES L. PACKARD James L. Packard	Director
/s/ JACK O. PEIFFER Jack O. Peiffer	Director
/s/ JAMES D. STALEY James D. Staley	Director
/s/ DONALD W. STURDIVANT Donald W. Sturdivant	Director
/s/ MICHAEL W. WICKHAM Michael W. Wickham	Director

Exhibit Index

Exhibit Number		Title
3.1		Fourth Amended and Restated Certificate of Incorporation of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.3 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

3.2		Second Amended and Restated Bylaws of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.6 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].

10.1		Amended and Restated Credit and Guaranty Agreement, dated as of April 18, 2011, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Capital Finance, LLC, as syndication agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed April 20, 2011 (File No. 001-34728)].

10.2		Credit and Guaranty Agreement, dated as of April 18, 2011, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company and Fisher, LLC, as guarantors, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent, and Credit Suisse Securities (USA) LLC, as syndication agent Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed April 20, 2011 (File No. 001-34728)].

10.3		First Amendment, dated as of November 9, 2012, to the Amended and Restated Credit and Guaranty Agreement, dated as of April 18, 2011, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company and Fisher, LLC, as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed November 9, 2012 (File No. 001-34728)].

10.4	#	Employment Agreement between Robert McCormick and Douglas Dynamics, Inc., dated September 7, 2004, as amended by that certain amendment, dated as of October 1, 2008 [Incorporated by reference to Exhibit 10.5 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.5	#	Form of Amendment No. 2 to Employment Agreement between Robert McCormick and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.6 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.6	#	Employment Agreement between James L. Janik and Douglas Dynamics, Inc., dated March 30, 2004 [Incorporated by reference to Exhibit 10.7 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.7	#	Form of Amendment No. 1 to Employment Agreement between James L. Janik and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.8 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

Exhibit Number		Title
10.9	#	Employment Agreement between Mark Adamson and Douglas Dynamics, Inc., dated August 27, 2007 [Incorporated by reference to Exhibit 10.9 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.10	#	Form of Amendment No. 1 to Employment Agreement between Mark Adamson and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.10 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.11	#	Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.16 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.12	#	Form of Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.18 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.13	#	Form of Management Non-Qualified Stock Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.19 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.14	#	Form of Amended and Restated Management Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.20 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.15	#	Form of Non-Employee Director Non-Qualified Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.21 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.16	#	Form of Amended and Restated Non-Employee Director Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.22 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.17	#	Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.23 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.18	#	Form of Second Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.24 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.19	#	Amended and Restated Non-Qualified Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.25 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

Exhibit Number		Title
10.20	#	Form of Second Amended and Restated Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.26 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.21	#	Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].

10.22	#	Douglas Dynamics 2012 Annual Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2012 (File No. 001-34728)].

10.23	#	Douglas Dynamics, L.L.C. Long Term Incentive Plan 2009 [Incorporated by reference to Exhibit 10.30 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].

10.24	#	Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.32 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].

10.25	#	Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.33 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.26	#	Alternative Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.27	#	Form of Restricted Stock Units Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.35 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.28	#	Form of Nonqualified Stock Option Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.29	#	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.30	#	Form of Restricted Stock Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.31	#	Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.32	#	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

Exhibit Number		Title
10.33	#	Form of Second Amended and Restated Joint Management Services Agreement among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C., Aurora Management Partners LLC, and ACOF Management, L.P. [Incorporated by reference to Exhibit 10.42 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.34	#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].

10.35	#	Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.'s Annual Report on Form 10-K for the period ending December 31, 2011.]

10.36	#*	Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan.

10.37	#*	Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan.

10.38	#*	Douglas Dynamics 2013 Annual Incentive Plan.

21.1	*	Subsidiaries of Douglas Dynamics, Inc.

23.1	*	Consent of Ernst & Young LLP.

31.1	*	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Proxy Statement for the 2013 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2012; except to the extent specifically incorporated by reference, the Proxy Statement for the 2013 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

#
A management contract or compensatory plan or arrangement.

*
Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Dynamics, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Dynamics, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.

Milwaukee, Wisconsin	/s/ Ernst & Young LLP
March 12, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

        We have audited Douglas Dynamics, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Douglas Dynamics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Douglas Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 12, 2013, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Milwaukee, WI
March 12, 2013

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$24,136	$39,432
Accounts receivable, net	25,425	34,019
Inventories	30,292	24,005
Refundable income taxes paid	4,870	—
Deferred income taxes	3,710	4,952
Prepaid and other current assets	1,149	1,054

Total current assets	89,582	103,462
Property, plant and equipment, net	19,887	21,340
Assets held for sale	1,732	1,732
Goodwill	107,222	107,222
Other intangible assets, net	116,548	121,747
Deferred financing costs, net	2,794	3,402
Other long-term assets	606	112

Total assets	$338,371	$359,017

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$5,370	$5,040
Accrued expenses and other current liabilities	10,329	16,105
Income tax payable	—	395
Current portion of long-term debt	971	11,071

Total current liabilities	16,670	32,611
Retiree health benefit obligation	6,541	8,053
Pension obligation	14,401	14,163
Deferred income taxes	33,805	26,957
Deferred compensation	756	912
Long-term debt, less current portion	110,995	111,866
Other long-term liabilities	1,471	1,066
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,130,996 and 22,020,694 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	221	220
Additional paid-in capital	133,072	130,907
Retained earnings	27,523	39,742
Accumulated other comprehensive loss, net of tax	(7,084)	(7,480)

Total shareholders' equity	153,732	163,389

Total liabilities and shareholders' equity	$338,371	$359,017

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	2012	2011	2010
Net sales	$140,033	$208,798	$176,795
Cost of sales	96,070	136,981	116,494

Gross profit	43,963	71,817	60,301
Selling, general, and administrative expense	19,895	26,389	26,509
Intangibles amortization	5,199	5,201	6,001
Management fees-related party	—	46	6,383

Income from operations	18,869	40,181	21,408
Interest expense, net	(8,393)	(8,918)	(10,943)
Loss on extinguishment of debt	—	(673)	(7,967)
Other income (expense), net	(320)	(218)	36

Income before taxes	10,156	30,372	2,534
Income tax expense	4,144	11,332	872

Net income	$6,012	$19,040	$1,662

Less: Net income attributable to participating securities	69	233	12

Net income attributable to common shareholders	$5,943	$18,807	$1,650

Earnings per share:
Basic earnings per common share attributable to common shareholders	$0.27	$0.87	$0.09
Earnings per common share assuming dilution attributable to common shareholders	$0.26	$0.85	$0.09
Cash dividends declared and paid per share	$0.82	$1.18	$0.38

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	2012	2011	2010
Net income	$6,012	$19,040	$1,662
Adjustment for pension and postretirement benefit liability, net of tax of ($219) in 2012, $1,560 in 2011 and $327 in 2010	349	(2,658)	(494)
Adjustment for interest rate swap, net of tax of ($30) in 2012 and $230 in 2011	47	(391)	—

Comprehensive income	$6,408	$15,991	$1,168

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars In Thousands)

	Redeemable Securities
	Series A Redeemable Preferred Stock		Series B Redeemable Preferred		Series C Redeemable Preferred
							Common Stock					Accumulated Other Comprehensive Loss
									Additional Paid-in Capital	Shareholders' Notes Receivable	Retained Earnings
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars					Total
Balance at December 31, 2009	—	$—	1	$1	1	$1	14,421,736	$144	$59,973	$(1,013)	$53,055	$(3,937)	$108,222

Net income	—	—	—	—	—	—	—	—	—	—	1,662	—	1,662
Dividends paid	—	—	—	—	—	—	—	—	—	—	(8,222)	—	(8,222)
Adjustment for pension and postretirement benefit liability, net of tax of $327	—	—	—	—	—	—	—	—	—	—	—	(494)	(494)
Interest on shareholders' notes receivable	—	—	—	—	—	—	—	—	—	(28)	—	—	(28)
Issuance and sales of common stock by Company through IPO	—	—	—	—	—	—	6,500,000	65	63,864	—	—	—	63,929
Issuance of non-vested common stock in connection with IPO	—	—	—	—	—	—	208,130	2	(2)	—	—	—	—
Shares issued for options exercised in connection with IPO	—	—	—	—	—	—	180,567	2	1,659	—	—	—	1,661
Fractional shares repurchased and retired in connection with IPO	—	—	—	—	—	—	(7)	—	—	—	—	—	—
Stock repurchases and retirement	—	—	(1)	(1)	(1)	(1)				559		—	559
Deferred stock units converted	—	—	—	—	—	—	174,229	2	(2)	—	—	—	—
Stock option exercises	—	—	—	—	—	—	95,000	1	1,067	—	—	—	1,068
Stock based compensation	—	—	—	—	—	—	—	—	1,136	—	—	—	1,136

Balance at December 31, 2010	—	$—	—	$—	—	$—	21,579,655	$216	$127,695	$(482)	$46,495	$(4,431)	$169,493

Net income	—	—	—	—	—	—	—	—	—	—	19,040	—	19,040
Dividends paid	—	—	—	—	—	—	—	—	—	—	(25,793)	—	(25,793)
Adjustment for pension and postretirement benefit liability, net of tax of $1,560	—	—	—	—	—	—	—	—	—	—	—	(2,658)	(2,658)
Adjustment for interest rate swap, net of tax of $230	—	—	—	—	—	—	—	—	—	—	—	(391)	(391)
Interest on shareholders' notes receivable	—	—	—	—	—	—	—	—	—	(7)	—	—	(7)
Repayment of shareholders' note receivable	—	—	—	—	—	—	—	—	—	489	—	—	489
Shares issued for options exercised	—	—	—	—	—	—	319,383	3	1,340	—	—	—	1,343
Stock based compensation	—	—	—	—	—	—	121,656	1	1,872	—	—	—	1,873

Balance at December 31, 2011	—	$—	—	$—	—	$—	22,020,694	$220	$130,907	$—	$39,742	$(7,480)	$163,389

Net income	—	—	—	—	—	—	—	—	—	—	6,012	—	6,012
Dividends paid	—	—	—	—	—	—	—	—	—	—	(18,231)	—	(18,231)
Adjustment for pension and postretirement benefit liability, net of tax of ($219)	—	—	—	—	—	—	—	—	—	—	—	349	349
Adjustment for interest rate swap, net of tax of ($30)	—	—	—	—	—	—	—	—	—	—	—	47	47
Stock based compensation	—	—	—	—	—	—	110,302	1	2,165	—	—	—	2,166

Balance at December 31, 2012	—	$—	$—	$—	—	$—	22,130,996	$221	$133,072	$—	$27,523	$(7,084)	$153,732

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2012	2011	2010
Operating activities
Net income	$6,012	$19,040	$1,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,018	8,176	11,705
Amortization of deferred financing costs and debt discount	955	832	872
Loss on extinguishment of debt	—	673	7,967
Stock-based compensation	2,166	1,873	4,029
Provision for losses on accounts receivable	259	47	445
Deferred income taxes	8,090	6,497	641
Changes in operating assets and liabilities:
Accounts receivable	8,335	2,974	(5,313)
Inventories	(6,287)	(524)	3,216
Prepaid and other assets and refundable income taxes	(5,459)	201	1,437
Accounts payable	330	2,193	(2,323)
Accrued expenses and other current liabilities	(6,171)	4,554	(7,201)
Deferred compensation	(156)	(155)	(415)
Benefit obligations and other long-term liabilities	(473)	1,347	(945)

Net cash provided by operating activities	15,619	47,728	15,777
Investing activities
Capital expenditures	(1,446)	(2,373)	(3,009)
Proceeds from sale of equipment	80	67	226

Net cash used in investing activities	(1,366)	(2,306)	(2,783)
Financing activities
Stock repurchases	—	—	(166)
Proceeds from exercise of stock options	—	1,343	—
Payment of call premium and post payoff interest on senior notes redemption	—	—	(3,876)
Collection of shareholders' notes receivable	—	482	531
Payments of financing costs	(168)	(3,471)	(2,605)
Proceeds from initial public offering, net	—	—	63,929
Borrowings on long-term debt	—	123,750	40,000
Dividends paid	(18,231)	(25,793)	(8,222)
Repayment of long-term debt	(11,150)	(122,450)	(151,509)

Net cash used in financing activities	(29,549)	(26,139)	(61,918)

Change in cash and cash equivalents	(15,296)	19,283	(48,924)
Cash and cash equivalents at beginning of year	39,432	20,149	69,073

Cash and cash equivalents at end of year	$24,136	$39,432	$20,149

Supplemental disclosure of cash flow information
Income taxes paid	$1,558	$2,479	$1,663
Interest paid	$7,435	$7,767	$16,886

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2012, 2011 and 2010

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

Reclassifications

        Certain reclassifications have been made to the prior period Consolidated Balance Sheet to conform to the 2012 presentation.

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

Years ended December 31, 2012, 2011 and 2010

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

Financing program

        The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2012, 2011 and 2010, distributors financed purchases of $1,579, $2,752 and $1,696 through this financing program, respectively. At December 31, 2012 and December 31, 2011, there were $0 and $55, respectively, of uncollectible outstanding receivables related to sales financed under the financing program. The uncollectible outstanding receivable at December 31, 2011 is fully reserved for in the allowance for doubtful accounts. The amount owed by our distributors to the third party financing company under this program at December 31, 2012 and 2011 was $943 and $1,714, respectively. The Company was required to repurchase repossessed inventory of $233, $41 and $91 for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

        In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

        As required by the debt agreement the Company entered into in the second quarter of 2011, the Company entered into an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). See Comprehensive income (loss) for treatment of gains and losses on the interest rate swap agreement.

Inventories

        Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first-in, first-out (FIFO) method. The

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

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

        Depreciation expense was $2,819, $2,975, and $5,704 for the years ended December 31, 2012, 2011 and 2010, respectively.

        Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $2,855, $4,025 and $2,909 for the years ended December 31, 2012, 2011 and 2010, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in the results of operations.

Impairment of long-lived assets

        Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long-lived assets were impaired as of December 31, 2012 and 2011.

Goodwill and other intangible assets

        Goodwill and indefinite-lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite-lived intangible assets is estimated based upon a market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting unit to its carrying

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

value. The Company has determined it has one reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss may be recognized. The Company has determined that goodwill and indefinite lived assets were not impaired as of December 31, 2012 and 2011.

        Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangible over periods ranging from 15 to 20 years, trademarks over 7 to 10 years, patents over 7 to 20 years, and noncompete agreements over 5 years. The Company has determined that finite lived intangible assets were not impaired as of December 31, 2012 and 2011.

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

Deferred financing costs

        The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at January 1, 2010	$3,311
Write-off of unamortized deferred financing costs	(2,045)
Deferred financing costs capitalized on new debt	559
Amortization of deferred financing costs	(872)

Balance at December 31, 2010	953
Write-off of unamortized deferred financing costs	(335)
Deferred financing costs capitalized on new debt	3,471
Amortization of deferred financing costs	(687)

Balance at December 31, 2011	3,402
Deferred financing costs capitalized on new debt	168
Amortization of deferred financing costs	(776)

Balance at December 31, 2012	$2,794

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

        For the year ended December 31, 2012, the Company extended the term on its revolving line of credit and capitalized $168 of deferred financing costs associated with the refinancing. For the year ended December 31, 2011, the Company recorded the write-off of deferred financing costs as a loss on extinguishment of debt, in the consolidated statements of operations as a result of an amendment to the Company's term loan facility. The amendment of the term loan facility resulted in a significant modification of the debt which resulted in the write off of unamortized capitalized deferred financing costs of $335. See further details in Note 7. For the year ended December 31, 2010 the Company recorded a loss on extinguishment of debt of $7,967 as a result of an amendment to the Company's term loan facility and the repayment of the senior notes as follows. The amendment of the term loan facility resulted in a significant modification of the debt, which resulted in the write off of unamortized deferred financing costs of $995. The Company also incurred expenditures of $2,045 related to financing costs paid to existing lenders. The Company wrote off $1,050 of unamortized deferred financing costs related to the senior notes and paid $3,876 for a redemption call premium and post payoff interest on the senior notes redemption.

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

        The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at 12/31/2012	Fair Value at 12/31/2011
Assets:
Other assets(a)	$491	$—

Total Assets	$491	$—

Liabilities:
Long term debt(b)	110,566	122,709
Other non-current liabilities—Interest rate swap(c)	544	621

Total Liabilities	$111,110	$123,330

(a)
Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

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

        No distributor represented more than 10% of the Company's net sales or accounts receivable during the years ended December 31, 2012, 2011 and 2010.

Revenue recognition

        The Company recognizes revenues upon shipment to the customer, which is when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the product has been shipped and the Company has no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.

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

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

Warranty cost recognition

        The Company accrues for estimated warranty costs as revenue is recognized. See note 9 for further details.

Advertising expenses

        Advertising expenses include costs for the production of marketing media, literature, CD-ROM, and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $1,815, $2,718 and $2,805 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company also provides its distributors with pre-approved, cooperative advertising programs, which are recorded as advertising expense in selling, general and administrative expense. All costs associated with the Company's advertising programs are expensed as incurred.

Shipping and handling costs

        Generally, shipping and handling costs are paid directly by the customer to the shipping agent. Those shipping and handling costs billed by the Company are recorded as a component of sales with the corresponding costs included in cost of sales.

Share-based payments

        The Company applies the guidance codified in ASC 718—Compensation—Stock Compensation. This standard requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). Because the Company used the minimum-value method to measure compensation cost for employee stock options prior to January 1, 2006, the date on which ASC 718 was adopted, under this previous guidance, it was required to use the prospective method of adoption for this standard. Under the prospective method, the Company continues to account for non-vested awards outstanding at the date of adoption using the same method as prior to adoption for financial statement recognition purposes. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of ASC 718.

Comprehensive income (loss)

        Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner resources and is comprised of net income or loss and "other comprehensive income (loss)". The Company's other comprehensive income (loss) is comprised of the adjustments for pension and postretirement benefit liabilities as well as the impact of its interest rate swap. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. The Company does not expect to record any unrecognized loss into earnings in the next twelve months. Additionally, other

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

comprehensive income (loss) includes the net income (loss) of the Company plus/minus the Company's adjustments for its defined benefit retirement plans based on the measurement date as of the Company's year-end.

        Components of accumulated other comprehensive loss are as follows:

	December 31,
	2012	2011
Interest rate swap, net of tax	$(344)	$(391)
Unrecognized pension and postretirement benefit plan liabilities, net of tax	(6,740)	(7,089)

	$(7,084)	$(7,480)

Segment Reporting

        The Company operates in and reports as a single operating segment, which is the manufacture and sale of snow and ice control products. Net sales are generated through the sale of snow and ice control products and accessories to distributors. The chief operating decision maker (the Company's Chief Executive Officer) manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company's identifiable assets are located in the United States. The Company's sales outside North America are not material, representing less than 2% of net sales.

        The Company's product offerings primarily consist of snow and ice control products and accessories. Equipment and parts and accessories are each a similar class of products based on similar customer usage.

	Year ended December 31,
	2012	2011	2010
Equipment	$123,308	$177,806	$151,808
Parts and accessories	16,725	30,992	24,987

Net Sales	$140,033	$208,798	$176,795

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

Years ended December 31, 2012, 2011 and 2010

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

        The Company recognized management fees and related expense of $46 and $6,383 for the years ended December 31, 2011 and 2010, respectively. No management fees or related expenses were incurred in the year ended December 31, 2012.

4. Inventories

        Inventories consist of the following:

	December 31,
	2012	2011
Finished goods and work-in-process	$29,119	$22,630
Raw material and supplies	1,173	1,375

	$30,292	$24,005

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

5. Property, plant and equipment

        Property, plant and equipment are summarized as follows:

	December 31,
	2012	2011
Land	$960	$960
Land improvements	1,768	1,768
Buildings	12,852	12,660
Machinery and equipment	24,286	23,253
Furniture and fixtures	7,465	7,255
Mobile equipment and other	1,138	1,216
Construction-in-process	351	748

Total property, plant and equipment	48,820	47,860
Less accumulated depreciation	(28,933)	(26,520)

Net property, plant and equipment	$19,887	$21,340

6. Other Intangible Assets

        The following is a summary of the Company's other intangible assets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
December 31, 2012:
Indefinite-lived intangibles:
Trademark and tradenames	$60,000	$—	$60,000
Amortizable intangibles:
Dealer network	80,000	35,000	45,000
Customer relations	2,000	956	1,044
Patents	15,116	5,491	9,625
Noncompete agreements	5,050	5,050	—
Trademark—Blizzard	3,100	2,221	879
License	20	20	—

Amortizable intangibles, net	105,286	48,738	56,548

Total	$165,286	$48,738	$116,548

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

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

        Amortization expense for intangible assets was $5,199, $5,201 and $6,001 for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for the next five years is as follows:

2013	$5,193
2014	5,193
2015	5,142
2016	4,883
2017	4,883

        The weighted average remaining life for intangible assets is 11.3 years.

7. Long-Term Debt

        Long-term debt is summarized below:

	December 31,
	2012	2011
Term Loan, net of debt discount of $946 and $1,125 at December 31, 2012 and December 31, 2011, respectively	$111,966	$122,937
Less current maturities	971	11,071

	$110,995	$111,866

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

7. Long-Term Debt (Continued)

        The scheduled maturities on long-term debt at December 31, 2012, are as follows:

2013	971
2014	971
2015	971
2016	971
2017	971
Thereafter	107,111

$111,966

        On November 9, 2012, the Company amended its senior credit facility to increase the borrowing ability under the revolving credit agreement by $10,000. The Company did not amend its term loan agreement which it entered into in April of 2011. Consequently, as of December 31, 2012, the Company's senior credit facilities consisted of a $125,000 term loan facility and an $80,000 revolving credit facility with a group of banks. The Company capitalized deferred financing costs of $168 associated with the amendment to its senior credit facility. The Company did not however write off any previously capitalized deferred financing costs as the borrowing capacity with each of the lenders associated with the amended revolving credit facility exceeded the borrowing capacity of the original revolving credit facility.

        The agreement for the term loan (the "Term Loan Credit Agreement") provides for a senior secured term loan facility in the aggregate principal amount of $125,000 and generally bears interest at (at the Company's election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.

        The revolving credit facility as amended and restated (the "Revolving Credit and Guaranty Agreement") provides that the Company has the option to select whether borrowings will bear interest at either (i) 1.75% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Company's amended and restated revolving credit facility is April 17, 2017, and the Company's term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018.

        The term loan entered into in the second quarter of 2011 was issued at a $1,250 discount which is being amortized over the term of the term loan.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

7. Long-Term Debt (Continued)

        The Company's entry into the term loan facility in 2011 resulted in a significant modification of the Company's debt which resulted in the write off of unamortized capitalized deferred financing costs of $335 and write off of unamortized debt discount of $338 which in total resulted in a loss on extinguishment of debt of $673 in the Consolidated Statement of Income during the year ended December 31, 2011.

        At December 31, 2012, the Company had outstanding borrowings under the term loan of $112.0 million and no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $60,930.

        The Company's senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company's subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company's revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company's revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company's revolving credit facility. At December 31, 2012, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

        In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2012, the Company was not required to make an excess cash flow payment.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

7. Long-Term Debt (Continued)

        Each of the senior secured facilities entered into in the second quarter of 2011 includes a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision required the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans. The purpose of the interest rate swap is to reduce the Company's exposure to interest rate volatility. Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000. The interest rate swap negative fair value at December 31, 2012 and 2011 of $544 and $621, respectively, is included in other long-term liabilities on the Consolidated Balance Sheets. The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). The interest rate swap contract on the term loan expires in December 2014.

8. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2012	2011
Payroll and related costs	$1,429	$4,756
Employee benefits	2,731	2,645
Accrued warranty	3,628	4,188
Other	2,541	4,516

	$10,329	$16,105

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

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

9. Warranty Liability (Continued)

        The following is a rollforward of the Company's warranty liability:

	December 31,
	2012	2011	2010
Balance at the beginning of the period	$4,188	$3,399	$3,040
Warranty provision	846	3,386	2,604
Claims paid/settlements	(1,406)	(2,597)	(2,245)

Balance at the end of the period	$3,628	$4,188	$3,399

10. Income Taxes

        The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2012	2011	2010
Current:
Federal	$(3,994)	$2,697	$—
State	289	326	231

	(3,705)	3,023	231
Deferred:
Federal	7,375	7,855	363
State	474	454	278

	7,849	8,309	641

	$4,144	$11,332	$872

        A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Federal income tax expense at statutory rate	$3,555	$10,630	$862
State taxes, net of federal benefit	218	1,522	7
Valuation allowance changes	451	(47)	311
Change in uncertain tax positions, net	8	(150)	(349)
Research and development credit	(26)	(111)	(117)
Rate change	67	(162)	95
Manufacturing tax benefits	—	(552)	—
Other	(129)	202	63

	$4,144	$11,332	$872

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

10. Income Taxes (Continued)

        Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$223	$465
Inventory reserves	445	479
Warranty liability	1,346	1,552
Deferred compensation	383	911
Pension and retiree health benefit obligations	7,072	8,615
Accrued vacation	631	570
Medical claims reserve	261	242
State net operating losses	2,633	2,167
Other accrued liabilities	746	1,583
Valuation allowance for state net operating losses	(1,374)	(830)

Total deferred tax assets	12,366	15,754
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(39,664)	(34,923)
Accelerated depreciation	(2,205)	(2,280)
Other	(592)	(556)

Total deferred tax liabilities	(42,461)	(37,759)

Net deferred tax liabilities	$(30,095)	$(22,005)

        Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

        State operating loss carry forwards for tax purposes are $58,246 at December 31, 2012, and will result in future tax benefits of approximately $2,633. These loss carry-forwards will begin to expire in 2019. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability and future projections of profitability, the Company concluded that a valuation allowance of approximately $1,374 is necessary at December 31, 2012 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

10. Income Taxes (Continued)

        A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2012	2011
Balance at beginning of year	$320	$798
Decreases due to settlements with taxing authorities	—	(478)
Increases for tax position taken in prior years	8	—

Balance at the end of year	$328	$320

        The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $213 at December 31, 2012. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $62 and $54 of accrued interest and penalties is reported as an income tax liability at December 31, 2012 and 2011, respectively. The liability for unrecognized tax benefits is reported in Other Liabilities on the consolidated balance sheets at December 31, 2012 and 2011.

        The Company files income tax returns in the United States (Federal), Wisconsin (state), Maine (state) and various other states. Tax years open to examination by tax authorities under the statute of limitations include 2011 and 2012 for Federal and 2008 through 2012 for most states. Tax returns for the 2012 tax year have not yet been filed.

11. Deferred Compensation

        The Company has a long-term incentive compensation plan covering certain management employees. Under the terms of the plan, prior to December 31, 2010 participants earned (lost) additional compensation based upon a percentage of the Company's cash flow from operations reduced by capital expenditures under a predetermined formula. In addition, participants' account balances under the plan increased or decreased on an annual basis based upon the Company's cash flow from operations reduced by capital expenditures under a predetermined formula. Amounts credited to participant accounts under the plan were, and continue to be as of December 31, 2012, non-forfeitable unless a participant is terminated for cause or voluntarily terminates his or her employment with the Company. In either of these events, the terminated participant will forfeit any positive amounts allocated to his or her account for the two years preceding the year of termination.

        Compensation earned under the plan is deferred until such time as the participant has an account balance of more than two times his or her base compensation, at which point 20% of the balance is paid to the participant in cash in a lump sum. Participants are paid their vested account balances under the plan upon separation from the Company as follows:

Payment Method
Balance of less than $75,000	Lump sum
Balance greater than $75,000	5 equal annual installments

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

11. Deferred Compensation (Continued)

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

        Activity for the plan is as follows:

	December 31
	2012	2011
Balance at beginning of year	$1,067	$1,292
Payments to current and former participants	(156)	(225)

Balance at end of year	911	1,067
Less current portion	(155)	(155)

Long term balance at end of year	$756	$912

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

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

	December 31
	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$32,800	$28,557
Service cost	268	961
Interest cost	1,482	1,539
Actuarial loss	2,944	4,126
Benefits paid	(1,285)	(975)
Effect of curtailment	—	(1,408)

Benefit obligation at end of year	36,209	32,800
Change in plan assets:
Fair value of plan assets at beginning of year	18,637	17,804
Actual return on plan assets	2,442	(109)
Employer contributions through December 31	2,014	1,917
Benefits paid	(1,285)	(975)

Fair value of plan assets at end of year	21,808	18,637

Funded Status: accrued pension liability	$(14,401)	$(14,163)

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

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

Therefore, this did not impact the consolidated statement of income for the year ended December 31, 2011.

        The components of net periodic pension cost consisted of the following for the years ended December 31,

	2012	2011	2010
Component of net periodic pension cost:
Service cost	$268	$961	$800
Interest cost	1,482	1,539	1,432
Expected return on plan assets	(1,274)	(1,357)	(1,162)
Amortization of net loss	770	454	324

Net periodic pension cost	$1,246	1,597	$1,394

        The accumulated benefit obligation for all pension plans as of December 31, 2012 and 2011, was $34,949 and $31,322, respectively.

        In accordance with its adoption of ASC 715-20, the Company uses December 31, as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2012	2011	2010
Discount rates	4.6%	5.5%	6.0%
Rates of increase in compensation levels:
Salaried	3.5	3.5	3.5
Hourly	N/A	N/A	N/A
Expected long-term rate of return on assets	7.25	8.0	8.0

        The discount rate used to determine the benefit obligation at December 31, 2012 and 2011 is 4.1% and 4.6%, respectively.

        For 2013, the expected long-term rate of return on plan assets is 7.25%. To determine the long-term rate of return assumption for plan assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        The expected benefit payments under the pension plans are as follows:

2013	$1,330
2014	1,340
2015	1,360
2016	1,380
2017	1,410
2018 - 2022	8,010

        The Company made required minimum pension funding contributions of $2,014 to the pension plans in 2012 and currently expects to make $831 of required minimum pension funding contributions in 2013.

        The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans, which is designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The current weighted-average target asset allocations are reflective of actual investments at December 31, 2012 and 2011. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances.

        The Company's weighted-average asset allocation and actual allocation for the qualified pension plans by asset category at December 31 is as follows:

	Target	2012		2011
Large Cap Equity	37%	$6,766	31%	$5,901	32%
Mid Cap Equity	4%	859	4%	750	4%
Small Cap Equity	3%	876	4%	783	4%
International Equity	12%	2,448	11%	2,041	11%
Emerging markets Equity	2%	598	3%	353	2%
Fixed Income and Cash Equivalents	34%	8,019	37%	6,966	37%
Real Estate	8%	2,242	10%	1,843	10%

Total	100%	$21,808	100%	$18,637	100%

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        The fair values of the Company's pension plan assets as of December 31, 2012 are as follows:

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$12,672	$—	$12,672	$—
Fixed-income holdings	8,019	—	8,019	—
Alternative investments	1,117	—	—	1,117

Total pension plan assets	$21,808	$—	$20,691	$1,117

        The fair values of the Company's pension plan assets as of December 31, 2011 are as follows:

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$10,575	$—	$10,575	$—
Fixed-income holdings	6,966	—	6,966	—
Alternative investments	1,096	—	—	1,096

Total pension plan assets	$18,637	$—	$17,541	$1,096

        Level 2 investments are based on quoted prices for similar assets in markets that are not active while Level 3 investments are comprised of a real estate fund for which the fair value is determined by taking the appraised values of the properties on hand plus other assets and subtracting mortgage loans and other liabilities.

        The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3):

	December 31,
	2012	2011
Balance, beginning of year	$1,096	$718
Deposits	187	408
Actual return on plan assets held at reporting date	125	129
Withdrawals	(291)	(159)

Balance, end of year	$1,117	$1,096

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

Postretirement benefits

        The Company provides postretirement healthcare benefits for certain employee groups. The postretirement healthcare plans are contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest until they retire from active employment with the Company and have at least twelve years of service. These benefits can be amended or terminated at anytime and are subject to the same ongoing changes as the Company's healthcare benefits for employees with respect to deductible, co-insurance and participant contributions.

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

        The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,402	$7,576
Service cost	281	263
Interest cost	360	407
Participant contributions	103	95
Changes in actuarial assumptions	(1,590)	426
Benefits paid	(744)	(365)

Projected benefit obligation at end of year	$6,812	$8,402

Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$271	$349
Retiree health benefit obligation	6,541	8,053

	$6,812	$8,402

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

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

2010 and $364 (before taxes) was recognized as a reduction to the net actuarial loss in accumulated other comprehensive loss at December 31, 2010.

        The components of postretirement healthcare benefit cost consisted of the following for the years ended December 31,

	2012	2011	2010
Component of net postretirement health benefit cost:
Service cost	$281	$263	$308
Interest cost	360	407	455
Amortization of net gain	(17)	(61)	(6)
Curtailment gain	—	—	(667)

Net postretirement healthcare benefit cost	$624	$609	$90

        The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2012	2011	2010
Discount rate	4.4%	5.5%	6%
Immediate healthcare cost trend rate	8.0	9.0	9.0
Ultimate healthcare cost trend rate	4.5	5.0	5.0
Assumed annual reduction in trend rate	**	*	0.5
Participation	80	80	80

*
Health Care Cost Trend rate is assumed to be 9.0% beginning in 2011 gradually reducing to an ultimate rate of 5.0% in 2017.

**
Health Care Cost Trend rate is assumed to be 8.0% beginning in 2012 gradually reducing to an ultimate rate of 4.5% in 2019.

        The discount rate used to determine the benefit obligation at December 31, 2012 and 2011 is 3.7% and 4.4%, respectively. For the year ended December 31, 2010 the combination of pension and postretirement benefit cash flows were used to develop a single equivalent discount rate as the results were materially the same. For 2012 and 2011, a separate discount rate was determined for pension and postretirement benefits. For December 31, 2012, the health care cost trend rate is assumed to be 8.0% for participants under 65 and 6.0% for those over 65 beginning in 2013 gradually reducing to an ultimate rate of 4.5% in 2021 for both participants under 65 and over 65. For December 31, 2011, the health care cost trend rate is assumed to be 8.0% beginning in 2012 gradually reducing to an ultimate rate of 4.5% in 2019. Despite lower discount rates, the Company recognized a gain in other comprehensive income as a result of increased Medicare coverage included in the actuarial valuation.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        A one percentage point change in the healthcare cost trend rate would have the following effect at December 31, 2012:

	1% Increase	1% Decrease
Effect on total service and interest cost	$71	$(61)
Effect on postretirement benefit obligation	808	(696)

        Amounts included in other comprehensive loss, net of tax, at December 31, 2012, which have not yet been recognized in net periodic pension or OPEB cost, were net actuarial gain (loss) of ($7,803) and $1,063 for the pension plans and postretirement healthcare benefits, respectively. The estimated actuarial gain (loss) for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension or OPEB cost during 2013 are ($1,204) and $172 for the pension plans and postretirement healthcare benefits, respectively.

Defined contribution plan

        The Company has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and provides substantially all employees an opportunity to accumulate personal funds for their retirement. Contributions are made on a before-tax basis to the plan and are invested, at the employees' direction, among a variety of investment alternatives including, commencing January 1, 2013, a Company common stock fund designated as an employee stock ownership plan.

        As determined by the provisions of the plan, the Company matches a portion of the employees' basic voluntary contributions. The Company matching contributions to the plan were approximately $198, $140 and $123 for the years ended December 31, 2012, 2011 and 2010, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non-discretionary employer contributions. The Company made non-discretionary employer contributions of $871 in the year ended December 31, 2012.

Non-qualified plan

        The Company also maintains a supplemental non-qualified plan for certain officers and other key employees. Expense for this plan was $471 for the year ended December 31, 2012, and the amount accrued was $497 as of December 31, 2012. Amounts were determined based on the fair value of the liability at December 31, 2012.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation

Amended and Restated 2004 Stock Incentive Plan

        In connection with the IPO, in May 2010, the Company's Board of Directors and stockholders amended and restated the Company's 2004 Stock Incentive Plan (as amended and restated, the "A&R 2004 Plan") and certain outstanding award agreements thereunder, to among other things, eliminate the ability of the holders thereunder to use a promissory note to pay any portion of the exercise price of the options, to provide that the use of "net exercises" to pay any portion of the exercise price of the options shall be at the sole discretion of the committee administering the A&R 2004 Plan, and to effect certain ministerial changes under the A&R 2004 Plan. In addition, in connection with the IPO, the Board of Directors also resolved not to issue any further awards under the A&R 2004 Plan. As of December 31, 2012, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the A&R 2004 Plan. All outstanding options are fully vested. All options expire 10 years from the date of grant.

2010 Stock Incentive Plan

        In connection with the IPO, in May 2010, the Company's Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the "2010 Plan"). The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2012, the Company had 1,689,912 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

        The following table summarizes information with respect to the Company's stock option activity under the A&R 2004 Plan for the years ended December 31, 2012, 2011 and 2010.

	December 31, 2012		December 31, 2011		December 31, 2010
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding—beginning of year	37,240	$4.21	356,623	$4.21	819,185	$4.21
Granted	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Exercised	—	—	(319,383)	4.21	(462,562)	4.21

Outstanding—end of year	37,240	$4.21	37,240	$4.21	356,623	$4.21

Exercisable—end of year	37,240	$4.21	37,240	$4.21	309,113	$4.21

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

        No stock options were exercised in the year ending December 31, 2012. Certain of the Company's option holders exercised 319,383 stock options during the year ended December 31, 2011, of which 184,236 options were exercised utilizing a broker assisted cashless exercise. The options exercised were granted under APB 25 with an exercise price equal to fair value at date of grant, and accordingly so, no compensation expense was recorded at the time of grant. The Company did not bear the risk and rewards of the options and thus, did not record stock based compensation expense. The option holders paid the Company the required exercise price for the remaining options at the time of exercise and therefore the Company did not record any stock based compensation expense.

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

        As of December 31, 2012, 2011 and 2010, the weighted-average remaining contractual life of all outstanding options was 3.7, 4.7 and 4.0 years, respectively. As of December 31, 2012, 2011 and 2010, the weighted-average remaining contractual life of all exercisable options was 3.7, 4.7 and 3.6 years, respectively.

        The aggregate intrinsic value of the options at December 31, 2012 was $379 for both options outstanding and exercisable. The aggregate intrinsic value of the options at December 31, 2011 was $388 for both options outstanding and exercisable. There were no options exercised for the year ended December 31, 2012. The aggregate intrinsic value of stock options exercised during 2011 and 2010 was $3,200 and $2,885, respectively.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

Restricted Stock

        Restricted stock carries both voting and dividend rights. A summary of restricted stock activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Shares	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Term
Unvested at December 31, 2009	—	—	—
Granted	242,088	$11.68	4.01 years
Vested	—	—	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2010	242,088	11.68	4.01 years
Granted	43,690	14.99	2.00 years
Vested	(50,111)	11.77	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2011	235,667	12.27	2.83 years
Granted	42,077	14.57	2.00 years
Vested	(68,921)	12.61	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2012	208,823	$12.63	1.94 years

Expected to vest in the future at December 31, 2012	201,305	$12.63	1.94 years

        The fair value of the Company's restricted stock awards is the closing stock price on the date of grant. The Company recognized $1,092 , $848, and $419 of compensation expense related to restricted stock awards for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively. The unrecognized compensation expense for shares expected to vest as of December 31, 2012 and December 31, 2011 was approximately $1,685 and $2,154, respectively.

Unrestricted Stock

        The Company granted 58,441, 68,224 and 44,350 shares of unrestricted stock as performance based awards under the 2010 plan in the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. The fair value of the Company's unrestricted stock awards is the closing stock price on the date of grant, or $12.94, $15.01 and $14.32 per share, for grants in years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. The Company recognized $756, $1,024 and $635 of compensation expense related to unrestricted stock awards granted for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. The unrestricted awards granted in 2011 were issued in March 2012, while the awards granted in 2012 will be issued in March 2013. There is no required vesting period for the unrestricted stock awards as

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

recipients are entitled to shares upon grant and performance satisfaction, which both have occurred by the years ended December 31, 2010, December 31, 2011 and December 31, 2012.

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

        A summary of RSU activity for the years ended December 31, 2012 and 2011 is as follows:

	Shares	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Term
Unvested at December 31, 2010	—	—	—
Granted	20,612	$15.21	—
Vested	(1,719)	15.25	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2011	18,893	15.20	2.00 years
Granted	14,367	14.35	1.02 years
Vested	(7,214)	15.21	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2012	26,046	$14.73	0.72 years

Expected to vest in the future at December 31, 2012	26,046	$14.73	0.72 years

        Vested RSUs are "settled" by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, and in all events no later than the end of the calendar year in which such termination of service occurs or, if later, two and one-half months after such termination of service.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

14. Earnings Per Share (Continued)

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

	2012	2011	2010
Basic earnings per common share
Net income	$6,012	$19,040	$1,662
Less income allocated to participating securities	69	233	12

Net income allocated to common shareholders	$5,943	$18,807	$1,650

Weighted average common shares outstanding	21,894,569	21,650,736	18,799,761

	$0.27	$0.87	$0.09

Earnings per common share assuming dilution
Net income	$6,012	$19,040	$1,662
Less income allocated to participating securities	69	233	12

Net income allocated to common shareholders	$5,943	$18,807	$1,650

Weighted average common shares outstanding	21,894,569	21,650,736	18,799,761
Incremental shares applicable to stock based compensation	69,742	163,881	487,685

Weighted average common shares assuming dilution	21,964,311	21,814,617	19,287,446

	$0.26	$0.85	$0.09

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

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

16. Redeemable stock and stockholders' equity

Series A Redeemable Convertible Preferred Stock

        The authorized capital stock of the Company includes 100,000 shares of preferred stock, of which 65,000 shares have been designated as Series A preferred stock ("Series A"). All shares of Series A have been redeemed and therefore no shares of Series A were issued and outstanding as of December 31, 2012 and 2011. The par value of Series A is $0.01 per share.

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

Series B Redeemable Preferred Stock

        One share of preferred stock has been designated as Series B preferred stock ("Series B") and no shares were issued and outstanding as of December 31, 2012 and December 31, 2011. The par value of Series B is $0.01 per share.

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

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

16. Redeemable stock and stockholders' equity (Continued)

Series C Redeemable Preferred Stock

        One share of preferred stock has been designated as Series B preferred stock ("Series C") and no shares were issued and outstanding as of December 31, 2012 and December 31, 2011. The par value of Series C is $0.01 per share.

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

Common Stock

        The Company has 200,000,000 shares of common stock authorized, of which 22,130,996 and 22,020,694 shares were issued and outstanding as of December 31, 2012 and 2011, respectively. The par value of the common stock is $0.01 per share.

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

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

16. Redeemable stock and stockholders' equity (Continued)

Company's stock. As of December 31, 2012 and 2011 there were no deferred preferred stock units outstanding.

        As of both December 31, 2012 and 2011, the Company had no deferred common stock units outstanding. In the fourth quarter of 2010, the 174,229 deferred stock units converted into common stock, subsequent to the IPO of the Company's stock, upon expiration of the lock-up agreement.

17. Valuation and qualifying accounts

        The Company's valuation and qualifying accounts for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Balance at beginning of year	Additions charged to earnings	Changes to reserve, net(1)	Balance at end of year
Year ended December 31, 2012
Allowance for doubtful accounts	$1,247	$259	$(906)	$600
Reserves for inventory	1,288	715	(804)	1,199
Valuation of deferred tax assets	830	—	544	1,374
Year ended December 31, 2011
Allowance for doubtful accounts	$1,200	$1,106	$(1,059)	$1,247
Reserves for inventory	1,404	1,080	(1,196)	1,288
Valuation of deferred tax assets	877	—	(47)	830
Year ended December 31, 2010
Allowance for doubtful accounts	$755	$966	$(521)	$1,200
Reserves for inventory	1,931	930	(1,457)	1,404
Valuation of deferred tax assets	566	343	(32)	877

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Data)

18. Restructuring (Continued)

        Related to the facility closure, the Company recorded $50 of employee termination costs and $1,385 for other closure costs for the year ended December 31, 2010 which are included in the selling, general and administrative expense line in the Company's consolidated statements of income. For the year ended December 31, 2011, the Company did not incur any restructuring charges, nor does the Company expect to incur any additional costs related to the closure in the future.

        The following represents a reconciliation of changes in the restructuring reserves related to this project through December 31, 2011. The Company did not incur any additional restructuring costs in the year ended December 31, 2012.

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

19. Quarterly Financial Information (Unaudited)

	2012
	First	Second	Third	Fourth
Net sales	$8,560	$65,499	$37,774	$28,200
Gross profit	$1,820	$23,060	$11,566	$7,517
Income (loss) before taxes	$(6,235)	$13,719	$3,091	$(419)
Net income (loss)	$(4,268)	$8,972	$2,346	$(1,038)
Basic net earnings (loss) per common share attributable to common shareholders	$(0.19)	$0.41	$0.11	$(0.05)
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.19)	$0.40	$0.10	$(0.05)
Dividends per share	$0.21	$0.21	$0.21	$0.21

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2012, 2011 and 2010

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