Form 10-Q
period 2013-03-31
DOUGLAS DYNAMICS, INC
filed 2013-05-07
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of registrant’s common shares outstanding as of May 7, 2013 was 22,225,050

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$11,073	$24,136
Accounts receivable, net	11,299	25,425
Inventories	45,099	30,292
Refundable income taxes paid	8,220	4,870
Deferred income taxes	3,686	3,710
Prepaid and other current assets	1,382	1,149
Total current assets	80,759	89,582

Property, plant, and equipment, net	20,013	19,887
Assets held for sale	1,085	1,732
Goodwill	107,222	107,222
Other intangible assets, net	115,250	116,548
Deferred financing costs, net	2,650	2,794
Other long-term assets	1,151	606
Total assets	$328,130	$338,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,521	$5,370
Accrued expenses and other current liabilities	8,686	10,329
Current portion of long-term debt	971	971
Total current liabilities	12,178	16,670

Retiree health benefit obligation	6,421	6,541
Pension obligation	14,678	14,401
Deferred income taxes	35,003	33,805
Deferred compensation	658	756
Long-term debt, less current portion	110,752	110,995
Other long-term liabilities	1,922	1,471

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,225,050 and 22,130,996 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	222	221
Additional paid-in capital	133,869	133,072
Retained earnings	19,472	27,523
Accumulated other comprehensive loss, net of tax	(7,045)	(7,084)
Total stockholders’ equity	146,518	153,732
Total liabilities and stockholders’ equity	$328,130	$338,371

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)

Net sales	$14,141	$8,560
Cost of sales	9,815	6,740
Gross profit	4,326	1,820

Selling, general, and administrative expense	5,910	4,631
Intangibles amortization	1,298	1,300
Impairment of assets held for sale	647	—

Loss from operations	(3,529)	(4,111)

Interest expense, net	(1,983)	(2,046)
Other expense, net	(31)	(78)
Loss before taxes	(5,543)	(6,235)

Income tax benefit	(2,139)	(1,967)

Net loss	$(3,404)	$(4,268)
Less net loss attributable to participating securities	(43)	(54)
Net loss attributable to common shareholders	$(3,361)	$(4,214)

Weighted average number of common shares outstanding:
Basic	21,971,055	21,826,701
Diluted	21,971,055	21,826,701

Loss per share:
Basic	$(0.15)	$(0.19)
Diluted	$(0.15)	$(0.19)
Cash dividends declared and paid per share	$0.21	$0.21
Comprehensive loss	$(3,365)	$(4,279)

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)

Operating activities

Net loss	$(3,404)	$(4,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,015	2,001
Amortization of deferred financing costs and debt discount	189	204
Loss recognized on impairment of assets held for sale	647	—
Stock-based compensation	935	365
Provision for losses on accounts receivable	113	113
Deferred income taxes	1,222	1,444
Changes in operating assets and liabilities:
Accounts receivable	14,013	26,290
Inventories	(14,807)	(22,736)
Prepaid and other assets and prepaid income taxes	(4,128)	(4,312)
Accounts payable	(2,849)	(1,649)
Accrued expenses and other current liabilities	(1,584)	(7,856)
Deferred compensation	(157)	(157)
Benefit obligations and other long-term liabilities	647	532
Net cash used in operating activities	(7,148)	(10,029)

Investing activities
Capital expenditures	(843)	(437)
Proceeds from sale of equipment	—	77
Net cash used in investing activities	(843)	(360)

Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(137)	—
Dividends paid	(4,647)	(4,543)
Repayment of long-term debt	(288)	(10,288)
Net cash used in financing activities	(5,072)	(14,831)
Change in cash and cash equivalents	(13,063)	(25,220)
Cash and cash equivalents at beginning of period	24,136	39,432
Cash and cash equivalents at end of period	$11,073	$14,212

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.              Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2012 Form 10-K (Commission File No. 1-34728) filed with the Securities and Exchange Commission.

We operate as a single business unit.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of March 31, 2013 and the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012 have been prepared by the Company and have not been audited.

The Company is a counterparty to an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The negative fair value of the interest rate swap, net of tax, of ($305) at March 31, 2013 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. The Company does not expect to record any unrecognized loss into earnings in the next twelve months. Additionally, other comprehensive income (loss) includes the net income (loss) of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.   The Company did not have any items classified out of other comprehensive income (loss) in the three months ended March 31, 2013.     Additionally, the decrease in accumulated other comprehensive income (loss) only relates to adjustments to the fair value of the Company’s interest rate swap as discussed below in Note 5 to the Consolidated Financial Statements.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at 3/31/2013	Fair Value at 12/31/2012
Assets:
Other long-term assets (a)	$1,035	$491

Total Assets	$1,035	$491

Liabilities:
Long term debt (b)	$110,326	$110,566
Other long-term liabilities- Interest rate swaps(c)	481	544

Total Liabilities	$110,807	$111,110

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

3.              Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012

Finished goods and work-in-process	$43,985	$29,119
Raw material and supplies	1,114	1,173
	$45,099	$30,292

4.              Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31, 2013	December 31, 2012

Land	$960	$960
Land improvements	1,777	1,768
Buildings	12,852	12,852
Machinery and equipment	24,314	24,286
Furniture and fixtures	7,492	7,465
Mobile equipment and other	1,201	1,138
Construction-in-process	1,004	351
Total property, plant and equipment	49,600	48,820
Less accumulated depreciation	(29,587)	(28,933)
Net property, plant and equipment	$20,013	$19,887

5.              Long-Term Debt

Long-term debt is summarized below:

	March 31, 2013	December 31, 2012

Term Loan, net of debt discount of $901 and $946 at March 31, 2013 and December 31, 2012, respectively	$111,723	$111,966
Less current maturities	971	971
	$110,752	$110,995

The Company’s senior credit facilities consist of a $125,000 term loan facility and an $80,000 revolving credit facility with a group of banks. The agreement for the term loan (the “Term Loan Credit Agreement”) provides for a senior secured term loan facility in the aggregate principal amount of $125,000 and generally bears interest at (at the Company’s election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.  The revolving credit facility provides that the Company has the option to select whether borrowings will bear interest at either (i) 1.75% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Company’s revolving credit facility is April 17, 2017, and the Company’s term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018.

The term loan was issued at a $1,250 discount which is being amortized over the term of the term loan.

At March 31, 2013, the Company had no borrowings on the revolving credit facility and remaining borrowing availability of $38,267.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility. At March 31, 2013, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of March 31, 2013, the Company was not required to make an excess cash flow payment.

Each of the senior secured facilities includes a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans.  The purpose of the interest rate swap is to reduce the Company’s exposure to interest rate volatility.  Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000. The interest rate swap negative fair value at March 31, 2013 of $481 is included in other long-term liabilities on the Consolidated Balance Sheet.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap contract on the term loan expires in December 2014.

6.              Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	March 31, 2013	December 31, 2012

Payroll and related costs	$2,776	$1,429
Employee benefits	1,217	2,731
Accrued warranty	2,859	3,628
Other	1,834	2,541
	$8,686	$10,329

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended
	March 31, 2013	March 31, 2012

Balance at the beginning of the period	$3,628	$4,188
Warranty provision	125	130
Claims paid/settlements	(894)	(812)
Balance at the end of the period	$2,859	$3,506

8.             Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended
	March 31, 2013	March 31, 2012

Component of net periodic pension cost:
Service cost	$62	$67
Interest cost	362	370
Expected return on plan assets	(352)	(318)
Amortization of net loss	301	192
Net periodic pension cost	$373	$311

The Company estimates its total required minimum contributions to its pension plans in 2013 will be $827.  Through March 31, 2013, the Company has made $95 of cash contributions to the pension plans in 2013 versus $347 through the same period in 2012.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended
	March 31, 2013	March 31, 2012

Components of net periodic other postretirement benefit cost
Service cost	$63	$70
Interest cost	61	90
Amortization of net gain	(43)	(4)
Net periodic other postretirement benefit cost	$81	$156

9.     Earnings per Share

Basic earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents related to the assumed exercise of stock options, using the two-class method. Stock options for which the exercise price exceeds the average fair value have an anti-dilutive effect on earnings per share and are excluded from the calculation. There were 54,866 and 89,270 shares excluded from diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, as the shares would be anti-dilutive for those periods as the Company incurred a net loss.

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

	Three months ended
	March 31, 2013	March 31, 2012
Basic loss per common share
Net loss	$(3,404)	$(4,268)
Less loss allocated to participating securities	(43)	(54)
Net loss allocated to common shareholders	$(3,361)	$(4,214)
Weighted average common shares outstanding	21,971,055	21,826,701
	$(0.15)	$(0.19)

Loss per common share assuming dilution
Net loss	$(3,404)	$(4,268)
Less loss allocated to participating securities	(43)	(54)
Net loss allocated to common shareholders	$(3,361)	$(4,214)
Weighted average common shares outstanding	21,971,055	21,826,701
Incremental shares applicable to stock based compensation	—	—
Weighted average common shares assuming dilution	21,971,055	21,826,701
	$(0.15)	$(0.19)

10.       Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of March 31, 2013, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  All outstanding options are fully vested.  All options expire 10 years from the date of grant. No further awards are permitted to be issued under the A&R 2004 Plan.

Stock Options

The following table summarizes information with respect to the Company’s stock option activity under the A&R 2004 Plan for the three months ended March 31, 2013.

Three months ended
March 31, 2013
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

Restricted Stock Share Awards

A summary of restricted stock activity for the three months ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2012	208,823	$12.63	1.94 years
Granted	44,022	$14.78	2.75 years
Vested	(41,325)	$14.64
Cancelled and forfeited	—	—

Unvested at March 31, 2013	211,520	$12.68	2.08 years

Expected to vest in the future at March 31, 2013	203,905	$12.68	2.08 years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $286 of compensation expense related to restricted stock awards granted for the three months ended March 31, 2013.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2013 was approximately $2,012 and is expected to be recognized over a weighted average period of 2.08 years.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2013 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued restricted stock units (“RSUs”) that will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $14.40. The Company recognized $16 of compensation expense related to the awards in the three months ended March 31, 2013. The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2013, expected to be earned through the requisite service period was approximately $898 and is expected to be recognized through 2016.

Restricted Stock Unit Awards

RSU’s are granted to both the non-employee directors and management.    Prior to 2013, RSUs were only issued to directors, however, in 2013, the Company changed the timing and form of management’s annual stock grants.   For both management and non-employee directors, RSUs carry dividend equivalent rights but do not carry voting rights.  Each RSU represents the right to receive one share of the Company’s common stock and are subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

The Company’s compensation committee approved a retirement provision for RSUs issued to management.    The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and who are at least age 55 will continue to vest in unvested RSUs upon retirement.    As the retirement provision does not qualify as a substantive service condition, the Company incurred $261 in additional expense in the first quarter of 2013 as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision.   The Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such RSUs upon retirement.   Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the three months ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2012	26,046	$14.73	0.72 years
Granted	69,736	$14.52	1.99 years
Vested	(53,022)	$14.68
Cancelled and forfeited	—	—

Unvested at March 31, 2013	42,760	$14.46	2.44 years

Expected to vest in the future at March 31, 2013	41,721	$14.46	2.44 years

The Company recognized $639 of compensation expense related to the RSU awards in the three months ended March 31, 2013. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of March 31, 2013, expected to be earned through the requisite service period was approximately $561 and is expected to be recognized through 2016.

Vested director RSUs are ‘‘settled’’ by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, and in all events no later than the end of the calendar year in which such termination of service occurs or, if later, two and one-half months after such termination of service.  Meanwhile, vested management RSUs are “settled” by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following vesting.

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

12.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the annual effective tax rate for 2013 will be approximately 37%.  The Company’s effective tax rate was 38.6% and 31.5% for the three months ended March 31, 2013 and 2012, respectively.  The effective tax rate (benefit) for the three months ended March 31, 2013 was higher than the corresponding period in 2012 due to the Company recognizing a lower net loss in the current period as compared to the corresponding period in the prior year.   The effective tax rate (benefit) for the three months ended March 31, 2013 was higher than the estimated annual effective tax rate for the entire year of 2013, due to the Company’s seasonal income cycle which results in a loss in the first quarter but overall projected income for the year 2013 being higher than 2012.

13.                               Impairment of Assets Held For Sale

During the first quarter of 2013, the Company lowered the asking price for its assets held for sale.    The Company recorded assets held for sale on its balance sheet in conjunction with the closure of the Johnson City, Tennessee location in 2010.    The land and building have been held for sale since the closure.   In an effort to stimulate sales activity, the Company lowered the listed sale price which caused the Company to reassess the fair value of the assets held for sale.  The Company valued the fair value of the assets held for sale based upon Level 2 market price inputs for similar assets.   The Company used comparable properties sold and held for sale in the Johnson City, TN industrial real estate market to determine an appropriate fair value.  Consequently, the Company incurred a $647 loss recognized on the impairment of assets held for sale and is included in “Impairment of assets held for sale” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix) our inability to protect or continue to build our intellectual property portfolio; (x) the effects of laws and regulations and their interpretations on our business and financial condition; (xi) our inability to develop new products or improve upon existing products in response to end-user needs; (xii) losses due to lawsuits arising out of personal injuries associated with our products; (xiii) factors that could impact the future declaration and payment of dividends; and (xiv) our inability to compete effectively against our competitors, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

During the three months ended March 31, 2013 and 2012, we sold 2,120 and 1,614 units of snow and ice control equipment, respectively. The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three months ended March 31, 2013 and 2012.

	Three months ended
	March 31, 2013	March 31, 2012
Equipment	57%	67%

Parts and accessories	43%	33%

The following table sets forth, for the three months ended March 31, 2013 and 2012, the consolidated statements of operations of Douglas Dynamics, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2013 and 2012 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited) (in thousands)
Net sales	$14,141	$8,560
Cost of sales	9,815	6,740
Gross profit	4,326	1,820

Selling, general, and administrative expense	5,910	4,631
Intangibles amortization	1,298	1,300
Impairment of assets held for sale	647	—

Loss from operations	(3,529)	(4,111)

Interest expense, net	(1,983)	(2,046)
Other expense, net	(31)	(78)
Loss before taxes	(5,543)	(6,235)

Income tax benefit	(2,139)	(1,967)
Net loss	$(3,404)	$(4,268)

The following table sets forth for the three months ended March 31, 2013 and 2012, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	69.4%	78.7%
Gross profit	30.6%	21.3%

Selling, general, and administrative expense	41.8%	54.1%
Intangibles amortization	9.2%	15.2%
Impairment of assets held for sale	4.6%	0.0%

Loss from operations	(25.0)%	(48.0)%

Interest expense, net	(14.0)%	(23.9)%
Other expense, net	(0.2)%	(0.9)%
Loss before taxes	(39.2)%	(72.8)%

Income tax benefit	(15.1)%	(23.0)%
Net loss	(24.1)%	(49.8)%

Net Sales

Net sales were $14.1 million for the three months ended March 31, 2013 compared to $8.6 million in the three months ended March 31, 2012, an increase of $5.5 million, or 64.0%. This increase was due to 31.4% higher sales unit volume of equipment units and an increase in parts and accessories sales of $3.2 million or 113.0%.   During the three months ended March 31, 2013 and 2012, we sold 2,120 and 1,614 units of snow and ice control equipment, respectively.  The increases in both parts and accessories and units were due to slightly higher than average snowfall in the October 2012 through March 2013 snow season in North America, compared to record low snowfall levels in the prior year.   Snowfall levels across most of our core markets were higher in the first quarter of 2013 as compared to the first quarter of 2012.

Cost of Sales

Cost of sales was $9.8 million for the three months ended March 31, 2013 compared to $6.7 million for the three months ended March 31 2012, an increase of $3.1 million, or 46.3%.  The increase in cost of sales for the three months ended March 31, 2013 compared to the corresponding period in 2012 was driven by increases in volume as discussed above under “—Net Sales”.   In addition, the Company experienced lower cost of sales as a percentage of sales of 69.4% for the three months ended March 31, 2013 compared to 78.7% for the three-month period ended March 31, 2012.  Decrease in cost of sales as a percentage of sales is due to lower unit costs resulting from higher sales volumes.  As a percentage of cost of sales, fixed and variable costs were approximately 30% and 70%, respectively, for the three months ended March 31, 2013, while fixed and variable costs were approximately 31% and 69%, respectively for the three months ended March 31, 2012.

Gross Profit

Gross profit was $4.3 million for the three months ended March 31, 2013 compared to $1.8 million in the three months ended March 31, 2012, an increase of $2.5 million, or 138.9%.  Gross profit increased for the three month period due to an increase in units sold and lower cost of sales as a percentage of net sales.  As a percentage of net sales, gross profit increased from 21.3% for the three months ended March 31, 2012 to 30.6% for the corresponding period in 2013.

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $7.2 million for the three months ended March 31, 2013, compared to $5.9 million for the three months ended March 31, 2012, an increase of $1.3 million, or 27.6%.  The Company increased spending on advertising and promotions by $0.3 million in conjunction with launching a record number of new product development initiatives in 2013.  Stock based compensation increased $0.6 million primarily due to the implementation of retirement vesting provisions on restricted stock units granted in 2013.  The remainder of the increase can be attributed to higher incentive based compensation due to more favorable forecasted results in 2013 compared to 2012 driven by increased snowfall.

Impairment of assets held for sale

In an effort to stimulate sales activity, the Company lowered the listed sale price which caused the Company to reassess the fair value of the assets held for sale.  Consequently, the Company recorded an impairment charge of $0.6 million in the three months ending March 31, 2013.

Interest Expense

Interest expense was $2.0 million for both the three months ended March 31, 2013 and March 31, 2012.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the annual effective tax rate for 2013 will be approximately 37%.  The Company’s effective tax rate was 38.6% and 31.5% for the three months ended March 31, 2013 and 2012, respectively.  The effective tax rate (benefit) for the three months ended March 31, 2013 was higher than the corresponding period in 2012 due to the Company recognizing a lower net loss in the current period as compared to the corresponding period in the prior year.   The effective tax rate (benefit) for the three months ended March 31, 2013 was higher than the estimated annual effective tax rate for the entire year of 2013, due to the Company’s seasonal income cycle which results in a loss in the first quarter but overall projected income for the year 2013 being higher than 2012.

Net Loss

Net loss for the three months ended March 31, 2013 was $3.4 million compared to net loss of $4.3 million for the corresponding period in 2012, a decrease in net loss of $0.9 million, or 20.9%.  This decrease in net loss was driven by the factors described above under “— Net Sales,” “—Cost of Net Sales,” “ — Selling, General and Administrative” and “— Other Expense.”.  As a percentage of net sales, net loss was (24.1%) for the three months ended March 31, 2013 compared to (49.8%) for the three months ended March 31, 2012.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2013 was $0.2 million compared to ($1.8) million in the corresponding period in 2012, an increase of $2.0 million.  For the three-month period ended March 31, 2013 the increase in Adjusted EBITDA is primarily attributable to increased unit sales of snow and ice control equipment and parts and accessories.

Free Cash Flow

Free cash flow for the three months ended March 31, 2013 was ($8.0) million compared to ($10.5) million in the corresponding period in 2012, a decrease in cash used of $2.5 million, or 23.8%.  The increase in free cash flow is primarily a result of lower cash used in operating activities of $2.9 million, as discussed below under Liquidity and Capital Resources.  Slightly offsetting the decrease in cash used by operating activities was an increase in capital expenditures of $0.4 million.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial information calculated other than in accordance with U.S. generally accepted accounting principles (“GAAP”).

These non-GAAP measures include:

•                  Free cash flow;

•                  Adjusted net loss; and

•                  Adjusted EBITDA.

These non-GAAP disclosures should not be construed as an alternative to the reported results determined in accordance with GAAP.

Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities less capital expenditures.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.  We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three months ended
	2013	2012
	(In Thousands)
Net cash used in operating activities	$(7,148)	$(10,029)
Acquisition of property and equipment	(843)	(437)

Free cash flow	$(7,991)	$(10,466)

Adjusted net loss represents net income as determined under GAAP, excluding a loss recognized on impairment of assets held for sale. We believe that the presentation of adjusted net loss for the three months ended March 31, 2013 and March 31, 2012 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because the excluded item is not predictable or consistent, management does not consider it when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to adjusted net loss for the three months ended March 31, 2013 and March 31, 2012.

	Three months ended
	March 31,	March 31,
(in millions)	2013	2012
Net loss - (GAAP)	$(3.4)	$(4.3)
Addback expenses, net of tax at 37.0% for 2013:
-Loss recognized on impairment of assets held for sale	0.4	—
Adjusted net loss - (Non-GAAP)	$(3.0)	$(4.3)

Adjusted EBITDA represents net loss before interest, taxes, depreciation and amortization, as further adjusted for certain charges related to certain unrelated legal fees and consulting fees, impairment on assets held for sale and stock based compensation.  We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31, 2013	March 31, 2012

Net Loss	$(3,404)	$(4,268)

Interest Expense - Net	1,983	2,046
Income Taxes	(2,139)	(1,967)
Depreciation Expense	717	701
Amortization	1,298	1,300
EBITDA	(1,545)	(2,188)

Stock Based Compensation	935	365
Other charges (1)	846	13

Adjusted EBITDA	$236	$(1,810)

(1)         Reflects expenses of $199 and $13 for one time, unrelated legal and consulting fees for the three months ended March 31, 2013 and March 31, 2012, respectively.   Includes write down of asset held for sale of $647 for the three months ended March 31, 2013.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

New Accounting Pronouncements

For the three months ended March 31, 2013, the Company did not adopt any new accounting pronouncements that had a significant impact to the Company’s consolidated financial statements.

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

As of March 31, 2013, we had $49.4 million of total liquidity, comprised of $11.1 million in cash and cash equivalents and borrowing availability of $38.3 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at March 31, 2013, December 31, 2012 and March 31, 2012.

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
Cash and cash equivalents	$11,073	$24,136	$14,212
Inventories	45,099	30,292	46,741

We had cash and cash equivalents of $11.1 million at March 31, 2013 compared to cash and cash equivalents of $24.1 million and $14.2 million at December 31, 2012 and March 31, 2012, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three months ended March 31,
Cash Flows (in thousands)	2013	2012	Change	% Change

Net cash used in operating activities	$(7,148)	$(10,029)	$2,881	(28.7)%
Net cash used in investing activities	(843)	(360)	(483)	134.2%
Net cash used in financing activities	(5,072)	(14,831)	9,759	(65.8)%

Decrease in cash	$(13,063)	$(25,220)	$12,157	(48.2)%

Net cash used in operating activities decreased $2.9 million from the three months ended March 31, 2012 to the three months ended March 31, 2013.  The decrease in cash used in operating activities was primarily due to a $1.9 million increase in net income adjusted for reconciling items.  The remaining increase is attributable to working capital changes.

Net cash used in investing activities increased $0.5 million for the three months ended March 31, 2013, compared to the corresponding period in 2012.  This increase was primarily due to higher capital expenditures in 2013 compared to 2012.

Net cash used in financing activities decreased $9.8 million for the three months ended March 31, 2013 compared to the corresponding period in 2012.  The decrease in cash used was primarily a result of making a voluntary payment on long term debt of $10.0 million in the three month period March 31, 2012.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2013.

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

As of March 31, 2013, we had outstanding borrowings under our term loan of $111.7 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2013 by $0.0 million, $0.1 million and $0.1 million, respectively.  We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans.  The swap fixes the adjusting rate on $50.0 million of our term loan to an interest rate of 2.085%.  As of March 31, 2013, we had no outstanding borrowings under our revolving credit facility.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 38.6% and 88.3% for the three months ended March 31, 2013 and 2012, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 1A.                  Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2013, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities

In January 2013 and March of 2013, the Company withheld approximately 6,844 and 2,502 shares, respectively, of the Company’s common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company’s shareholder-approved equity incentive plan.

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

10.1

Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34728)].

10.2

Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34728)].

10.3

Douglas Dynamics, Inc. 2013 Annual Incentive Plan [Incorporated by reference to Exhibit 10.38 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34728)].

10.4*	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2013, filed on May 7, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: May 7, 2013

Exhibit Index to Form 10-Q for the Period Ended March 31, 2013

Exhibit Numbers	Description

10.1

Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34728)].

10.2

Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34728)].

10.3

Douglas Dynamics, Inc. 2013 Annual Incentive Plan [Incorporated by reference to Exhibit 10.38 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34728)].

10.4*	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2013, filed on May 7, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*                                         Filed herewith.