Form 10-Q
period 2013-06-30
DOUGLAS DYNAMICS, INC
filed 2013-08-06
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of registrant’s common shares outstanding as of August 6, 2013 was 22,223,454

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$2,084	$24,136
Accounts receivable, net	38,497	25,425
Inventories	42,407	30,292
Refundable income taxes paid	5,492	4,870
Deferred income taxes	3,659	3,710
Prepaid and other current assets	1,110	1,149
Total current assets	93,249	89,582

Property, plant, and equipment, net	25,168	19,887
Assets held for sale	1,085	1,732
Goodwill	114,044	107,222
Other intangible assets, net	125,712	116,548
Deferred financing costs, net	2,505	2,794
Other long-term assets	1,145	606
Total assets	$362,908	$338,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,701	$5,370
Accrued expenses and other current liabilities	12,058	10,329
Short term borrowings	28,000	—
Current portion of long-term debt	971	971
Total current liabilities	44,730	16,670

Retiree health benefit obligation	6,496	6,541
Pension obligation	14,428	14,401
Deferred income taxes	35,603	33,805
Deferred compensation	658	756
Long-term debt, less current portion	110,509	110,995
Other long-term liabilities	1,829	1,471

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,223,454 and 22,130,996 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	222	221
Additional paid-in capital	134,370	133,072
Retained earnings	20,738	27,523
Accumulated other comprehensive loss, net of tax	(6,675)	(7,084)
Total stockholders’ equity	148,655	153,732
Total liabilities and stockholders’ equity	$362,908	$338,371

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)		(unaudited)

Net sales	$55,156	$65,499	$69,297	$74,059
Cost of sales	36,278	42,439	46,093	49,180
Gross profit	18,878	23,060	23,204	24,879

Selling, general, and administrative expense	6,097	5,707	12,007	10,337
Intangibles amortization	1,397	1,301	2,695	2,601
Impairment of assets held for sale	—	—	647	—

Income from operations	11,384	16,052	7,855	11,941

Interest expense, net	(2,077)	(2,178)	(4,060)	(4,223)
Other expense, net	(46)	(155)	(77)	(233)
Income before taxes	9,261	13,719	3,718	7,485

Income tax expense	3,352	4,747	1,213	2,780

Net income	$5,909	$8,972	$2,505	$4,705
Less net income attributable to participating securities	88	94	34	32
Net income attributable to common shareholders	$5,821	$8,878	$2,471	$4,673

Weighted average number of common shares outstanding:
Basic	22,038,161	21,906,622	22,004,793	21,866,662
Diluted	22,064,053	21,962,098	22,049,996	21,985,974

Earnings per common share:
Basic	$0.26	$0.41	$0.11	$0.21
Diluted	$0.26	$0.40	$0.11	$0.21
Cash dividends declared and paid per share	$0.21	$0.21	$0.42	$0.41
Comprehensive income	$6,279	$8,971	$2,914	$4,693

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
	(unaudited)

Operating activities
Net income	$2,505	$4,705
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,149	4,003
Amortization of deferred financing costs and debt discount	378	565
Loss recognized on impairment of assets held for sale	647	—
Stock-based compensation	1,459	906
Provision for losses on accounts receivable	98	227
Deferred income taxes	1,849	2,539
Changes in operating assets and liabilities:
Accounts receivable	(12,566)	(16,821)
Inventories	(7,985)	(8,820)
Prepaid and other assets and prepaid income taxes	(1,091)	(610)
Accounts payable	(2,449)	(527)
Accrued expenses and other current liabilities	583	(3,430)
Deferred compensation	(156)	(156)
Benefit obligations and other long-term liabilities	749	375
Net cash used in operating activities	(11,830)	(17,044)

Investing activities
Capital expenditures	(1,463)	(1,016)
Proceeds from sale of equipment	—	80
Acquisition of Trynex	(26,734)	—
Net cash used in investing activities	(28,197)	(936)

Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(160)	—
Dividends paid	(9,290)	(9,087)
Revolver borrowings	28,000	2,000
Repayment of long-term debt	(575)	(10,575)
Net cash provided by (used in) financing activities	17,975	(17,662)
Change in cash and cash equivalents	(22,052)	(35,642)
Cash and cash equivalents at beginning of period	24,136	39,432
Cash and cash equivalents at end of period	$2,084	$3,790

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.              Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2012 Form 10-K (Commission File No. 1-34728) filed with the Securities and Exchange Commission on March 12, 2013.

We operate as a single business unit.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of June 30, 2013 and the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012 have been prepared by the Company and have not been audited.

The Company is a counterparty to an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The negative fair value of the interest rate swap, net of tax, of ($261) at June 30, 2013 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. Additionally, other comprehensive income (loss) includes the net income of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.   For further disclosure, refer to Note 14 to the Unaudited Consolidated Financial Statements.

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

On May 6, 2013, the Company acquired substantially all of the assets of Trynex, Inc. (“Trynex”).    The acquired assets include the Trynex’s full line of product offerings, including its SnowEx, TurfEx and SweepEx brands, and access to Trynex’s network of authorized dealers.  All intercompany balances and transactions have been eliminated in consolidation.   For further information related to the acquisition, refer to Note 15 to the Unaudited Consolidated Financial Statements.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at June 30, 2013	Fair Value at 12/31/2012
Assets:
Other long-term assets (a)	$1,029	$491

Total Assets	$1,029	$491

Liabilities:
Long term debt (b)	$111,201	$110,566
Other long-term liabilities-Interest rate swaps (c)	410	544

Total Liabilities	$111,611	$111,110

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

3.              Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012

Finished goods and work-in-process	$39,157	$29,119
Raw material and supplies	3,250	1,173
	$42,407	$30,292

4.              Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30, 2013	December 31, 2012

Land	$1,160	$960
Land improvements	2,677	1,768
Buildings	15,852	12,852
Machinery and equipment	24,846	24,286
Furniture and fixtures	8,160	7,465
Mobile equipment and other	1,270	1,138
Construction-in-process	1,495	351
Total property, plant and equipment	55,460	48,820
Less accumulated depreciation	(30,292)	(28,933)
Net property, plant and equipment	$25,168	$19,887

5.              Long-Term Debt

Long-term debt is summarized below:

	June 30, 2013	December 31, 2012

Term Loan, net of debt discount of $857 and $946 at June 30, 2013 and December 31, 2012, respectively	$111,480	$111,966
Less current maturities	971	971
	$110,509	$110,995

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

At June 30, 2013, the Company had $28,000 in outstanding borrowings on the revolving credit facility and remaining borrowing availability of $26,654.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility. At June 30, 2013, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of June 30, 2013, the Company was not required to make an excess cash flow payment.

Each of the senior secured facilities includes a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans.  The purpose of the interest rate swap is to reduce the Company’s exposure to interest rate volatility.  Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000. The interest rate swap negative fair value at June 30, 2013 of $410 is included in other long-term liabilities on the Consolidated Balance Sheet.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap contract on the term loan expires in December 2014.

6.              Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are summarized as follows:

	June 30, 2013	December 31, 2012

Payroll and related costs	$3,115	$1,429
Employee benefits	2,565	2,731
Accrued warranty	3,568	3,628
Other	2,810	2,541
	$12,058	$10,329

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Balance at the beginning of the period	$2,859	$3,506	$3,628	$4,188
Establish warranty provision for Trynex	600	—	600	—
Warranty provision	518	643	643	773
Claims paid/settlements	(409)	(184)	(1,303)	(996)
Balance at the end of the period	$3,568	$3,965	$3,568	$3,965

8.                                      Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Component of net periodic pension cost:
Service cost	$62	$67	$123	$134
Interest cost	362	370	724	740
Expected return on plan assets	(352)	(318)	(704)	(636)
Amortization of net loss	302	192	603	384
Net periodic pension cost	$374	$311	$746	$622

The Company estimates its total required minimum contributions to its pension plans in 2013 will be $827.  Through June 30, 2013, the Company has made $584 of cash contributions to the pension plans versus $838 through the same period in 2012.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Components of net periodic other postretirement benefit cost
Service cost	$63	$70	$125	$140
Interest cost	61	90	122	180
Amortization of net gain	(43)	(4)	(86)	(8)
Net periodic other postretirement benefit cost	$81	$156	$161	$312

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

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic earnings per common share
Net income	$5,909	$8,972	$2,505	$4,705
Less income allocated to participating securities	88	94	34	32
Net income allocated to common shareholders	$5,821	$8,878	$2,471	$4,673
Weighted average common shares outstanding	22,038,161	21,906,622	22,004,793	21,866,662
	$0.26	$0.41	$0.11	$0.21

Earnings per common share assuming dilution
Net income	$5,909	$8,972	$2,505	$4,705
Less income allocated to participating securities	88	94	34	32
Net income allocated to common shareholders	$5,821	$8,878	$2,471	$4,673
Weighted average common shares outstanding	22,038,161	21,906,622	22,004,793	21,866,662
Incremental shares applicable to stock based compensation	25,892	55,476	45,203	119,312
Weighted average common shares assuming dilution	22,064,053	21,962,098	22,049,996	21,985,974
	$0.26	$0.40	$0.11	$0.21

10.       Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of June 30, 2013, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  All outstanding options are fully vested.  All options expire 10 years from the date of grant. No further awards are permitted to be issued under the A&R 2004 Plan.

There were no stock options exercised with respect to the Company’s stock under the A&R 2004 Plan for either the three or six months ended June 30, 2013.

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

Restricted Stock Share Awards

A summary of restricted stock activity for the six months ended June 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2012	208,823	$12.63	1.94 years
Granted	44,022	$14.78	2.50 years
Vested	(82,942)	$12.97
Cancelled and forfeited	—	—

Unvested at June 30, 2013	169,903	$13.03	1.84 years

Expected to vest in the future at June 30, 2013	163,786	$13.03	1.84 years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $281 and $567 of compensation expense related to restricted stock awards granted for the three and six months ended June 30, 2013, respectively.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June 30, 2013 was approximately $1,747 and is expected to be recognized over a weighted average period of 1.84 years.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2013 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued restricted stock units (“RSUs”) that will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $14.40. The Company recognized $164 and $180 of compensation expense related to the awards in the three and six months ended June 30, 2013, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2013, expected to be earned through the requisite service period was approximately $592 and is expected to be recognized through 2016.

Restricted Stock Unit Awards

RSUs are granted to both non-employee directors and management.  Prior to 2013, RSUs were only issued to directors, however, in 2013, the Company changed the timing and form of management’s annual stock grants.  For both management and non-employee directors, RSUs carry dividend equivalent rights but do not carry voting rights.  Each RSU represents the right to receive one share of the Company’s common stock and is subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

The Company’s compensation committee approved a retirement provision for RSUs issued to management.  The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $261 in additional expense in the first quarter of 2013 as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision.  The Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such RSUs upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the six months ended June 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2012	26,046	$14.73	0.72 years
Granted	69,736	$14.52	1.11 years
Vested	(53,022)	$14.68
Cancelled and forfeited	—	—

Unvested at June 30, 2013	42,760	$14.46	2.08 years

Expected to vest in the future at June 30, 2013	41,721	$14.46	2.08 years

The Company recognized $72 and $712 of compensation expense related to the RSU awards in the three and six months ended June 30, 2013, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of June 30, 2013, expected to be earned through the requisite service period was approximately $477 and is expected to be recognized through 2016.

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

12.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the annual effective tax rate for 2013 will be approximately 38%.  The Company’s effective tax rate was 36.2% and 34.6% for the three months ended June 30, 2013 and 2012, respectively.  The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 32.6% and 37.1%, respectively.  The effective tax rate for the three months ended June 30, 2013 was higher than the corresponding period in 2012 due to the Company having a larger state tax provision due to the Trynex acquisition, which occurred during the second quarter of 2013.  The effective rate for the six months ended June 30, 2013 was lower than the corresponding period in 2012 due to the Company recognizing less income.

13.                               Impairment of Assets Held For Sale

During the first quarter of 2013, the Company lowered the asking price for its assets held for sale.  The Company recorded assets held for sale on its balance sheet in conjunction with the closure of the Johnson City, Tennessee location in 2010.  The land and building have been held for sale since the closure.  In an effort to stimulate sales activity, the Company lowered the listed sale price which caused the Company to reassess the fair value of the assets held for sale.  The Company valued the fair value of the assets held for sale based upon Level 2 market price inputs for similar assets.  The Company used comparable properties sold and held for sale in the Johnson City, TN industrial real estate market to determine an appropriate fair value.  Consequently, the Company incurred a $647 loss recognized on the impairment of assets held for sale and is included in “Impairment of assets held for sale” on the Consolidated Statements of Operations and Comprehensive Income.

14.                                 Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2013 are as follows:

	(dollars in thousands)
	Unrealized
	Net Loss
	on Interest	Other Postretirement
	Rate	Benefit	Pension
	Swap	Liability	Liability	Total
Balance at December 31, 2012	$(344)	$1,063	$(7,803)	$(7,084)
Other comprehensive earnings (loss) before reclassifications	(8)	—	—	(8)
Amounts reclassified from accumulated other comprehensive loss: (1)	91	(54)	380	417

Balance at June 30, 2013	$(261)	$1,009	$(7,423)	$(6,675)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains	(86)
Tax expense	32

Reclassification net of tax	$(54)

Amortization of pension items:
Actuarial losses	$603
Tax benefit	(223)

Reclassification net of tax	$380

Realized losses on interest rate swaps reclassified to interest expense	145
Tax benefit	(54)

Reclassification net of tax	$91

15.                                 Acquisition

On May 6, 2013, the Company acquired substantially all of the assets of Trynex for the purpose of expanding its current market presence in the snow and ice segment. Total consideration paid was $26,734 including an estimated working capital adjustment. The acquisition was financed with $28,000 of revolver borrowings under the Company’s credit facility discussed in Note 5. The Company incurred $1,180 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

The Trynex purchase agreement includes contingent consideration in the form of an earnout capped at $7,000. Under the earnout Trynex is entitled to receive a payment contingent on the revenue growth and financial performance of the acquired business and continued employment for fiscal years 2014-2016.

The following table summarizes the preliminary allocation of the purchase price paid to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable	604

Inventories	4,130

Other current assets	29

Property and equipment	5,272

Goodwill	6,822

Intangible assets	11,859

Accounts payable and other liabilities	(1,982)

Total	$26,734

The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Due to the limited amount of time since the acquisition of the assets of Trynex, the initial purchase price allocation is preliminary as of June 30, 2013 as the Company has not completed its analysis of the fair value of inventories, property and equipment, intangible assets and income tax liabilities.  The Company expects to be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.

The acquisition, other than the earnout, was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition.  From the date of acquisition through June 30, 2013, the Trynex assets contributed $843 of revenues and ($714) of pre-tax operating losses to the Company.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix) our inability to protect or continue to build our intellectual property portfolio; (x) the effects of laws and regulations and their interpretations on our business and financial condition; (xi) our inability to develop new products or improve upon existing products in response to end-user needs; (xii) losses due to lawsuits arising out of personal injuries associated with our products; (xiii) factors that could impact the future declaration and payment of dividends; (xiv) our inability to compete effectively against our competitors; (xv) our inability to achieve the projected financial performance with the Trynex assets; and (xvi) unexpected costs or liabilities related to the acquisition of the Trynex assets, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

During the three months ended June 30, 2013 and 2012, we sold 13,668 and 16,486 units of snow and ice control equipment, respectively, and during the six months ended June 30, 2013 and 2012 we sold 15,788 and 18,100 units of snow and ice control equipment, respectively.  The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and six months ended June 30, 2013 and 2012.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Equipment	88%	91%	82%	89%

Parts and accessories	12%	9%	18%	11%

The following table sets forth, for the three and six months ended June 30, 2013 and 2012, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2013 and 2012 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$55,156	$65,499	$69,297	$74,059
Cost of sales	36,278	42,439	46,093	49,180
Gross profit	18,878	23,060	23,204	24,879

Selling, general, and administrative expense	6,097	5,707	12,007	10,337
Intangibles amortization	1,397	1,301	2,695	2,601
Impairment of assets held for sale	—	—	647	—

Income from operations	11,384	16,052	7,855	11,941

Interest expense, net	(2,077)	(2,178)	(4,060)	(4,223)
Other expense, net	(46)	(155)	(77)	(233)
Income before taxes	9,261	13,719	3,718	7,485

Income tax expense	3,352	4,747	1,213	2,780

Net income	$5,909	$8,972	$2,505	$4,705

The following table sets forth for the three and six months ended June 30, 2013 and 2012, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)		(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8%	64.8%	66.5%	66.4%
Gross profit	34.2%	35.2%	33.5%	33.6%

Selling, general, and administrative expense	11.1%	8.7%	17.4%	14.0%
Intangibles amortization	2.5%	2.0%	3.9%	3.5%
Impairment of assets held for sale	0.0%	0.0%	0.9%	0.0%

Income from operations	20.6%	24.5%	11.3%	16.1%

Interest expense, net	(3.8)%	(3.3)%	(5.8)%	(5.7)%
Other expense, net	0.0%	(0.2)%	(0.1)%	(0.3)%
Income before taxes	16.8%	21.0%	5.4%	10.1%

Income tax expense	6.1%	7.2%	1.8%	3.8%

Net income	10.7%	13.8%	3.6%	6.3%

Net Sales

Net sales were $55.2 million for the three months ended June 30, 2013 compared to $65.5 million in the three months ended June 30, 2012, a decrease of $10.3 million, or 15.8%. Net sales were $69.3 million for the six months ended June 30, 2013 compared to $74.1 million in the six months ended June 30, 2012, a decrease of $4.8 million, or 6.4%. The decreases in net sales for the three and six months ended June 30, 2013 were driven by 17.1% and 12.8% decreases in unit sales of snow and ice control equipment, respectively.  Management believes that the decreases in equipment unit sales are a result of delayed shipments due to the record number of new product launches staggered throughout 2013.  Slightly offsetting decreases in equipment unit sales was an increase in parts and accessories sales for the three and six months ended June 30, 2013 compared to the corresponding period in 2012 of 16.9% and 48.6%, respectively.  Parts and accessories sales increased as a result of late and slightly above average snowfall levels in the six-month snow season ending March 31, 2013 as compared to the historic low snowfall levels in the six month snow season ending March 31, 2012.

Cost of Sales

Cost of sales was $36.3 million for the three months ended June 30, 2013 compared to $42.4 million for the three months ended June 30 2012, a decrease of $6.2 million, or 14.5%.  Cost of sales was $46.1 million for the six months ended June 30, 2013 compared to $49.2 million in the six months ended June 30, 2012, a decrease of $3.1 million, or 6.3%. The decreases in cost of sales for the three and six months ended June 30, 2013 compared to the corresponding period in 2012 were driven by decreases in equipment unit volume as discussed above under “—Net Sales”.  The Company experienced higher cost of sales as a percent of sales of 65.8% for the three-month period ended June 30, 2013 compared to 64.8% for the three month period ended June 30, 2012.  This increase in cost of sales as a percentage of sales is due to slightly higher unit costs resulting from lower sales volumes.  Meanwhile, the Company’s cost of sales as a percentage of sales remained relatively flat, 66.5% compared to 66.4% for the six-month periods ending June 30, 2013 and June 30, 2012, respectively.  As a percentage of cost of sales, fixed and variable costs were approximately 17% and 83%, respectively, for the three months ended June 30, 2013 versus approximately 14% and 86%, respectively for the three months ended June 30, 2012, and approximately 20% and 80%, respectively, for the six months ended June 30, 2013 versus approximately 16% and 84%, respectively, for the six months ended June 30, 2012.

Gross Profit

Gross profit was $18.9 million for the three months ended June 30, 2013 compared to $23.1 million in the three months ended June 30, 2012, a decrease of $4.2 million, or 18.1%.  Gross profit was $23.2 million for the six months ended June 30, 2013 compared to $24.9 million in the six months ended June 30, 2012, a decrease of $1.7 million, or 6.7%.  Gross profit decreased for the three and six month periods due to decreases in equipment units sold.  As a percentage of net sales, gross profit decreased from 35.2% for the three months ended June 30, 2012 to 34.2% for the corresponding period in 2013.  As a percentage of net sales, gross profit remained relatively constant decreasing slightly from 33.6% for the six months ended June 30, 2012 to 33.5% for the corresponding period in 2013.

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $7.5 million for the three months ended June 30, 2013, compared to $7.0 million for the three months ended June 30, 2012, an increase of $0.5 million, or 6.9%.  The increase was partially due to $0.4 million in ongoing expenses incurred in connection with the Trynex assets in the second quarter of 2013 after the acquisition date.   Additionally, the Company incurred $1.2 million in expenses related to the Trynex acquisition. Partially offsetting these expenses in the three months ended June 30, 2013 was the Company’s receipt of insurance proceeds of $0.7 million related to the previously disclosed legal settlement between Northern Star Industries, Inc. (“Northern Star”) and the Company’s subsidiary, Douglas Dynamics L.L.C. (“DD LLC”), resolving claims by Northern Star that DD LLC had violated the Lanham Act.  The Company had incurred expenses of $0.7 million in the three months ended June 30, 2012 related to the settlement with Northern Star.  Selling, general and administrative expenses, including intangibles amortization, were $14.7 million for the six months ended June 30, 2013, compared to $12.9 million for the six months ended June 30, 2012, an increase of $1.8 million, or 13.6%.  For the six month period, in addition to the additional expenses incurred related to Trynex and insurance settlement noted above, the Company incurred $0.6 million of stock based compensation expense related to the retirement provision approved by the Company’s compensation committee in the first quarter of 2013.  The remainder of the increases are mostly attributed to returning to normal spending as cost saving measures were taken in 2012 following the record low snowfall.

Impairment of assets held for sale

In an effort to stimulate sales activity, with respect to land and a building at the Johnson City, Tennessee location held by the Company for sale, the Company lowered the listed sale price of the assets which caused the Company to reassess the fair value of the assets held for sale.  Consequently, the Company recorded an impairment charge of $0.6 million in the first quarter of 2013 that is included in the six months ended June 30, 2013 results.

Interest Expense

Interest expense was $2.1 million for the three months ended June 30, 2013 which was slightly less than the $2.2 million in the same period in the prior year.  Interest expense was $4.1 million for the six months ended June 30, which was slightly less than the $4.2 million in the same period in the prior year.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the annual effective tax rate for 2013 will be approximately 38%.  The Company’s effective tax rate was 36.2% and 34.6% for the three months ended June 30, 2013 and 2012, respectively.  The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 32.6% and 37.1%, respectively.  The effective tax rate for the three months ended June 30, 2013 was higher than the corresponding period in 2012 due to the Company having a larger state tax provision due to the Trynex acquisition, which occurred during the second quarter of 2013.  The effective rate for the six months ended June 30, 2013 was lower than the corresponding period in 2012 due to the Company recognizing less income.

Net Income

Net income for the three months ended June 30, 2013 was $5.9 million compared to net income of $9.0 million for the corresponding period in 2012, a decrease in net income of $3.1 million, or 34.1%.  Net income for the six months ended June 30, 2013 was $2.5 million compared to net income of $4.7 million for the corresponding period in 2012, a decrease in net income of $2.2 million, or 46.8%.  The decrease in net income was driven by the factors described above under “— Net Sales,” “—Cost of Net Sales,” “ — Selling, General and Administrative Expense” and “— Impairment of Assets Held for Sale.”  As a percentage of net sales, net income was 10.7% for the three months ended June 30, 2013 compared to 13.8% for the three months ended June 30, 2012.  As a percentage of net sales, net income was 3.6% for the six months ended June 30, 2013 compared to 6.3% for the six months ended June 30, 2012.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2013 was $14.4 million compared to $19.6 million in the corresponding period in 2012, a decrease of $5.2 million.  Adjusted EBITDA for the six months ended June 30, 2013 was $14.6 million compared to $17.7 million in the corresponding period in 2012, a decrease of $3.1 million.  For the three and month periods ended June 30, 2013 the decrease in Adjusted EBITDA is primarily attributable to decreased unit sales of snow and ice control equipment slightly offset by increase in sales of parts and accessories.

Free Cash Flow

Free cash flow for the three months ended June 30, 2013 was ($5.3) million compared to ($7.6) million in the corresponding period in 2012, a decrease in cash used of $2.3 million, or 30.2%.  The increase in free cash flow is primarily a result of lower cash used in operating activities of $2.3 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment was $0.6 million for both three months ended June, 30, 2013 and June 30, 2012.  Free cash flow for the six months ended June 30, 2013 was ($13.3) million compared to ($18.1) million in the corresponding period in 2012, a decrease in cash used of $4.8 million, or 26.4%.  The increase in free cash flow is primarily a result of lower cash used in operating activities of $5.2 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment increased from $1.0 million for the six months ended June 30, 2012 to $1.5 million for the six months ended June, 30, 2013.  Capital expenditures increased $0.5 million as the Company returned to normal spending in 2013 following the cost and cash flow savings measures taken following the historic low snowfall season ending March 31, 2012.

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

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In Thousands)		(In Thousands)
Net cash used in operating activities	$(4,682)	$(7,015)	$(11,830)	$(17,044)
Acquisition of property and equipment	(620)	(579)	(1,463)	(1,016)

Free cash flow	$(5,302)	$(7,594)	$(13,293)	$(18,060)

Adjusted net income represents net income as determined under GAAP, excluding a loss recognized on impairment of assets held for sale. We believe that the presentation of adjusted net income for the three and six months ended June 30, 2013 and June 30, 2012 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because the excluded item is not predictable or consistent, management does not consider it when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted net income for the three and six months ended June 30, 2013 and June 30, 2012.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in millions)	2013	2012	2013	2012
Net income - (GAAP)	$5.9	$9.0	$2.5	$4.7
Addback expenses, net of tax at 38.0% for 2013:
-Loss recognized on impairment of assets held for sale	—	—	0.4	—
Adjusted net income - (Non-GAAP)	$5.9	$9.0	$2.9	$4.7

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income	$5,909	$8,972	$2,505	$4,705

Interest expense - net	2,077	2,178	4,060	4,223
Income taxes	3,352	4,747	1,213	2,780
Depreciation expense	737	701	1,454	1,402
Amortization	1,397	1,301	2,695	2,601
EBITDA	13,472	17,899	11,927	15,711

Stock based compensation	524	541	1,459	906
Other charges (1)	374	1,110	1,220	1,122

Adjusted EBITDA	$14,370	$19,550	$14,606	$17,739

(1)         Reflects expenses of $374 and $1,110 for one time, unrelated legal and consulting fees for the three months ended June 30, 2013 and June 30, 2012, respectively; expenses of $573 and $1,122 for one time, unrelated legal and consulting fees for the six months ended June 30, 2013 and June 30, 2012, respectively; and a write down of asset held for sale of $647 for the six months ended June 30, 2013.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 sets requirements for presentation for significant items reclassified out of accumulated other comprehensive income to net income in reporting periods presented. ASU 2013-02 is effective prospectively beginning with the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on the company’s financial condition or results of operations but required additional disclosure in the notes to the company’s financial statements. The company has complied with the disclosure requirements of ASU 2013-02.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.

Our primary uses of cash are to provide working capital, meet debt service requirements, finance capital expenditures, pay dividends under our dividend policy and support our growth, including through acquisitions such as the Trynex acquisition and other potential acquisitions, and for other general corporate purposes. For a description of the seasonality of our working capital rates see “—Seasonality and Year-To-Year Variability.”

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

As of June 30, 2013, we had $28.7 million of total liquidity, comprised of $2.1 million in cash and cash equivalents and borrowing availability of $26.7 million under our revolving credit facility, compared with total liquidity as of December 31, 2012 of approximately $85 million, comprised of approximately $24 million in cash and cash equivalents and borrowing availability of approximately $61 million under our revolving credit facility.  The decrease in our total liquidity from December 31, 2012 is primarily due to our draw down of $28.0 million on our revolving credit facility to fund the Trynex acquisition.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at June 30, 2013, December 31, 2012 and June 30, 2012.

	As of
	June 30, 2013	December 31, 2012	June 30, 2012
Cash and cash equivalents	$2,084	$24,136	$3,790
Inventories	42,407	30,292	32,825

We had cash and cash equivalents of $2.1 million at June 30, 2013 compared to cash and cash equivalents of $24.1 million and $3.8 million at December 31, 2012 and June 30, 2012, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six months ended June 30,
Cash Flows (in thousands)	2013	2012	Change	% Change
Net cash used in operating activities	$(11,830)	$(17,044)	$(5,214)	30.6%
Net cash used in investing activities	(28,197)	(936)	27,261	(2,912.5)%
Net cash provided by (used in) financing activities	17,975	(17,662)	35,637	(201.8)%

Decrease in cash	$(22,052)	$(35,642)	$13,590	(38.1)%

Net cash used in operating activities decreased $5.2 million from the six months ended June 30, 2012 to the six months ended June 30, 2013.  The decrease in cash used in operating activities was primarily due to favorable changes in working capital, notably $4.3 million in accounts receivables.  Slightly offsetting the favorable working capital changes was a $0.7 million decrease in net income adjusted for reconciling items.

Net cash used in investing activities increased $27.3 million for the six months ended June 30, 2013, compared to the corresponding period in 2012.  This increase was primarily due to the $26.7 million acquisition of the Trynex assets.  Of the remaining $0.6 million increase, most can be attributed to higher capital expenditures in 2013 compared to 2012.

Net cash provided by (used in) financing activities increased $35.6 million for the six months ended June 30, 2013 compared to the corresponding period in 2012.  The increase in cash provided was primarily a result of making a draw on our revolving credit facility of $28.0 million to fund the Trynex acquisition compared to having $2.0 million in outstanding revolver borrowings at June 30, 2012.  Partially offsetting this increase in cash provided by financing activities in the six months ended June 30, 2012 was a $10.0 million voluntary payment on our term loan in 2012.

Contractual Obligations

There have been no material changes to our contractual obligations in the six months ended June 30, 2013.

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

As of June 30, 2013, we had outstanding borrowings under our term loan of $111.5 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2013 by $0.0 million, $0.1 million and $0.2 million, respectively.  We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans.  The swap fixes the adjusting rate on $50.0 million of our term loan to an interest rate of 2.085%.  As of June 30, 2013, we had outstanding borrowings under our revolving credit facility of $28.0 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2013 by $0.1 million, $0.1 million and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 11.3% and 16.9% for the three months and six months ended June 30, 2013 compared to 11.7% and 20.5% for the three months and six months ended June 30, 2012, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2013, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities

In May 2013, the Company withheld approximately 1,596 shares of the Company’s common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company’s shareholder-approved equity incentive plan.

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

2.1

Asset Purchase Agreement, dated May 6, 2013, by and between Acquisition Tango LLC, Trynex, Inc. and shareholders of Trynex, Inc. named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on May 6, 2013 (File No. 001-34728)].

10.1

Real Estate Purchase and Sale Agreement, dated May 6, 2013, by and between Dynamex Properties LLC and Acquisition Tango LLC [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on May 6, 2013 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: August 6, 2013

Exhibit Index to Form 10-Q for the Period Ended June 30, 2013

Exhibit Numbers	Description

2.1

Asset Purchase Agreement, dated May 6, 2013, by and between Acquisition Tango LLC, Trynex, Inc. and shareholders of Trynex, Inc. named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on May 6, 2013 (File No. 001-34728)].

10.1

Real Estate Purchase and Sale Agreement, dated May 6, 2013, by and between Dynamex Properties LLC and Acquisition Tango LLC [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on May 6, 2013 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*              Filed herewith.