Form 10-Q
period 2013-09-30
DOUGLAS DYNAMICS, INC
filed 2013-11-05
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of registrant’s common shares outstanding as of November 5, 2013 was 22,223,454.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)

Assets
Current assets:

Cash and cash equivalents	$3,975	$24,136
Accounts receivable, net	71,269	25,425
Inventories	35,964	30,292
Refundable income taxes paid	4,328	4,870
Deferred income taxes	3,636	3,710
Prepaid and other current assets	1,568	1,149
Total current assets	120,740	89,582

Property, plant, and equipment, net	24,648	19,887
Assets held for sale	1,085	1,732
Goodwill	112,944	107,222
Other intangible assets, net	125,355	116,548
Deferred financing costs, net	2,360	2,794
Other long-term assets	1,193	606
Total assets	$388,325	$338,371

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable	$3,781	$5,370
Accrued expenses and other current liabilities	13,652	10,329
Short term borrowings	50,000	—
Current portion of long-term debt	971	971
Total current liabilities	68,404	16,670

Retiree health benefit obligation	6,568	6,541
Pension obligation	14,367	14,401
Deferred income taxes	37,073	33,805
Deferred compensation	658	756
Long-term debt, less current portion	110,266	110,995
Other long-term liabilities	5,612	1,471

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,223,454 and 22,130,996 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	222	221
Additional paid-in capital	134,935	133,072
Retained earnings	16,696	27,523
Accumulated other comprehensive loss, net of tax	(6,476)	(7,084)
Total stockholders’ equity	145,377	153,732
Total liabilities and stockholders’ equity	$388,325	$338,371

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)		(unaudited)

Net sales	$52,026	$37,774	$121,323	$111,833
Cost of sales	36,982	26,208	83,075	75,387
Gross profit	15,044	11,566	38,248	36,446

Selling, general, and administrative expense	10,733	5,051	22,740	15,388
Intangibles amortization	1,447	1,300	4,142	3,901
Impairment of assets held for sale	—	—	647	—

Income from operations	2,864	5,215	10,719	17,157

Interest expense, net	(2,130)	(2,080)	(6,190)	(6,304)
Other expense, net	(40)	(44)	(117)	(277)
Income before taxes	694	3,091	4,412	10,576

Income tax expense	91	745	1,304	3,525

Net income	$603	$2,346	$3,108	$7,051
Less net income attributable to participating securities	9	19	45	51
Net income attributable to common shareholders	$594	$2,327	$3,063	$7,000

Weighted average number of common shares outstanding:
Basic	22,053,555	21,922,173	22,021,226	21,885,301
Diluted	22,080,037	21,979,015	22,061,713	21,958,473

Earnings per common share:
Basic	$0.03	$0.11	$0.14	$0.32
Diluted	$0.02	$0.10	$0.13	$0.31
Cash dividends declared and paid per share	$0.21	$0.21	$0.62	$0.62
Comprehensive income	$802	$2,371	$3,716	$7,064

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(unaudited)

Operating activities

Net income	$3,108	$7,051
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,400	5,998
Amortization of deferred financing costs and debt discount	568	763
Loss recognized on impairment of assets held for sale	647	—
Stock-based compensation	2,024	1,700
Provision for losses on accounts receivable	163	208
Deferred income taxes	3,342	3,631
Earnout liability	3,814	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(45,403)	(36,867)
Inventories	(1,542)	(6,375)
Prepaid and other assets and prepaid income taxes	(423)	(2,145)
Accounts payable	(2,369)	(2,939)
Accrued expenses and other current liabilities	2,177	(5,429)
Deferred compensation	(156)	(156)
Benefit obligations and other long-term liabilities	928	(533)
Net cash used in operating activities	(26,722)	(35,093)

Investing activities
Capital expenditures	(1,747)	(1,083)
Proceeds from sale of equipment	—	80
Acquisition of Trynex	(26,734)	—
Net cash used in investing activities	(28,481)	(1,003)

Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(160)	—
Dividends paid	(13,935)	(13,631)
Revolver borrowings	50,000	23,000
Repayment of long-term debt	(863)	(10,863)
Net cash provided by (used in) financing activities	35,042	(1,494)
Change in cash and cash equivalents	(20,161)	(37,590)
Cash and cash equivalents at beginning of period	24,136	39,432
Cash and cash equivalents at end of period	$3,975	$1,842

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.              Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2012 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on March 12, 2013.

We operate as a single business unit.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of September 30, 2013 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012 have been prepared by the Company and have not been audited.

The Company is a counterparty to an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The negative fair value of the interest rate swap, net of tax, of ($224) at September 30, 2013 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. Additionally, other comprehensive income (loss) includes the net income of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  For further disclosure, refer to Note 14 to the Unaudited Consolidated Financial Statements.

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

On May 6, 2013, the Company acquired substantially all of the assets of Trynex, Inc. (“Trynex”).  The acquired assets include Trynex’s full line of product offerings, including its SnowEx, TurfEx and SweepEx brands, and access to Trynex’s network of authorized dealers.  All intercompany balances and transactions have been eliminated in consolidation.  For further information related to the acquisition, refer to Note 15 to the Unaudited Consolidated Financial Statements.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30, 2013	December 31, 2012
Assets:
Other long-term assets (a)	$1,076	$491

Total Assets	$1,076	$491

Liabilities:
Long term debt (b)	$111,237	$110,566
Other long-term liabilities-
Earnout - Trynex (c)	3,587	—
Interest rate swaps (d)	350	544

Total Liabilities	$115,174	$111,110

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

(c)                                        Included in other long term liabilities is an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of substantially all of Trynex’s assets.  The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return.  See reconciliation of liability included below:

September 30, 2013

Beginning Balance	$—
Additions	3,587
Adjustments to fair value	—
Ening balance	$3,587

(d)                                       Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.

3.                                      Inventories

Inventories consist of the following:

	September 30,	December 31,
	2013	2012

Finished goods and work-in-process	$32,351	$29,119
Raw material and supplies	3,613	1,173
	$35,964	$30,292

4.              Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2013	2012

Land	$1,160	$960
Land improvements	2,677	1,768
Buildings	15,852	12,852
Machinery and equipment	25,717	24,286
Furniture and fixtures	8,222	7,465
Mobile equipment and other	1,267	1,138
Construction-in-process	740	351
Total property, plant and equipment	55,635	48,820
Less accumulated depreciation	(30,987)	(28,933)
Net property, plant and equipment	$24,648	$19,887

5.              Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2013	2012

Term Loan, net of debt discount of $813 and $946 at September 30, 2013 and December 31, 2012, respectively	$111,237	$111,966
Less current maturities	971	971
	$110,266	$110,995

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

At September 30, 2013, the Company had $50,000 in outstanding borrowings on the revolving credit facility and remaining borrowing availability of $24,288.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility. At September 30, 2013, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of September 30, 2013, the Company was not required to make an excess cash flow payment.

Each of the senior secured facilities includes a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans.  The purpose of the interest rate swap is to reduce the Company’s exposure to interest rate volatility.  Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000. The interest rate swap negative fair value at September 30, 2013 of $350 is included in other long-term liabilities on the Consolidated Balance Sheet.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap contract on the term loan expires in December 2014.

6.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	September 30,	December 31,
	2013	2012

Payroll and related costs	$2,948	$1,429
Employee benefits	3,122	2,731
Accrued warranty	3,881	3,628
Other	3,701	2,541
	$13,652	$10,329

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Balance at the beginning of the period	$3,568	$3,965	$3,628	$4,188
Establish warranty provision for Trynex	—	—	600	—
Warranty provision	375	293	1,018	1,066
Claims paid/settlements	(62)	(85)	(1,365)	(1,081)
Balance at the end of the period	$3,881	$4,173	$3,881	$4,173

8.                                      Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Component of net periodic pension cost:
Service cost	$62	$67	$185	$201
Interest cost	362	370	1,087	1,110
Expected return on plan assets	(352)	(318)	(1,057)	(954)
Amortization of net loss	302	192	905	576
Net periodic pension cost	$374	$311	$1,120	$933

The Company estimates its total required minimum contributions to its pension plans in 2013 will be $828.  Through September 30, 2013, the Company has made $584 of cash contributions to the pension plans versus $2,014 through the same period in 2012.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Components of net periodic other postretirement benefit cost
Service cost	$63	$70	$188	$210
Interest cost	61	90	184	270
Amortization of net gain	(43)	(4)	(129)	(12)
Net periodic other postretirement benefit cost	$81	$156	$243	$468

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

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Basic earnings per common share
Net income	$603	$2,346	$3,108	$7,051
Less income allocated to participating securities	9	19	45	51
Net income allocated to common shareholders	$594	$2,327	$3,063	$7,000
Weighted average common shares outstanding	22,053,555	21,922,173	22,021,226	21,885,301
	$0.03	$0.11	$0.14	$0.32

Earnings per common share assuming dilution
Net income	$603	$2,346	$3,108	$7,051
Less income allocated to participating securities	9	19	45	51
Net income allocated to common shareholders	$594	$2,327	$3,063	$7,000
Weighted average common shares outstanding	22,053,555	21,922,173	22,021,226	21,885,301
Incremental shares applicable to stock based compensation	26,482	56,842	40,487	73,172
Weighted average common shares assuming dilution	22,080,037	21,979,015	22,061,713	21,958,473
	$0.02	$0.10	$0.13	$0.31

10.       Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of September 30, 2013, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  All outstanding options are fully vested.  All options expire 10 years from the date of grant. No further awards are permitted to be issued under the A&R 2004 Plan.

There were no stock options exercised with respect to the Company’s stock under the A&R 2004 Plan for either the three or nine months ended September 30, 2013.

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

Restricted Stock Share Awards

A summary of restricted stock activity for the nine months ended September 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2012	208,823	$12.63	1.94 years
Granted	44,022	$14.78	2.25 years
Vested	(82,942)	$12.97
Cancelled and forfeited	—	—

Unvested at September 30, 2013	169,903	$13.03	1.59 years

Expected to vest in the future at September 30, 2013	163,786	$13.03	1.59 years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $264 and $832 of compensation expense related to restricted stock awards granted for the three and nine months ended September 30, 2013, respectively.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of September 30, 2013 was approximately $1,483 and is expected to be recognized over a weighted average period of 1.59 years.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2013 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued restricted stock units (“RSUs”) that will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $14.40. The Company recognized $230 and $410 of compensation expense related to the awards in the three and nine months ended September 30, 2013, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2013, expected to be earned through the requisite service period was approximately $613 and is expected to be recognized through 2016.

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

A summary of RSU activity for the nine months ended September 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant Date	Contractual
	(In thousands)	Fair value	Term

Unvested at December 31, 2012	26,046	$14.73	0.72 years
Granted	70,324	$14.52	1.01 years
Vested	(53,022)	$14.68
Cancelled and forfeited	—	—

Unvested at September 30, 2013	43,348	$14.46	1.81 years

Expected to vest in the future at September 30, 2013	41,721	$14.46	1.81 years

The Company recognized $70 and $782 of compensation expense related to the RSU awards in the three and nine months ended September 30, 2013, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of September 30, 2013, expected to be earned through the requisite service period was approximately $427 and is expected to be recognized through 2016.

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

12.                               Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the annual effective tax rate for 2013 will be approximately 38%.  The Company’s effective tax rate was 13.1% and 24.1% for the three months ended September 30, 2013 and 2012, respectively.  The effective tax rate for the three months ended September 30, 2013 was lower than corresponding period in 2012 due to changes triggered by the TrynEx acquisition, including changes in apportionment of certain discrete period items among various taxing jurisdictions.  The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 29.6% and 33.3%, respectively The effective rate for the nine months ended September 30, 2013 was lower than the corresponding period in 2012 due to tax benefits related to the inability to utilize a 2012 federal research and development credit until 2013 due to delayed legislation. In addition, the effective tax rate for the nine months ended September 30, 2012 incorporated state valuation allowance adjustments that did not recur in 2013.

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

14.                               Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2013 are as follows:

	(dollars in thousands)
	Unrealized
	Net Loss
	on Interest	Retiree Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2012	$(344)	$1,063	$(7,803)	$(7,084)
Other comprehensive earnings (loss) before reclassifications	(20)	—	—	(20)
Amounts reclassified from accumulated other comprehensive loss: (1)	140	(81)	569	628

Balance at September 30, 2013	$(224)	$982	$(7,234)	$(6,476)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains	(129)
Tax expense	48

Reclassification net of tax	$(81)

Amortization of pension items:
Actuarial losses	$905
Tax benefit	(336)

Reclassification net of tax	$569

Realized losses on interest rate swaps reclassified to interest expense	222
Tax benefit	(82)

Reclassification net of tax	$140

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

The Trynex purchase agreement includes contingent consideration in the form of an earnout capped at $7,000. Under the earnout the former owners of Trynex are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2014, 2015 and 2016.  On August 5, 2013, the purchase agreement was amended to remove the requirement that the former owners of Trynex remain employed in the 2014 and 2015 performance periods, resulting in recognition of the fair value of the contingent consideration for 2014 and 2015 of $3,587 during the three months ended September 30, 2013.  The requirement of continued employment remains in place for the 2016 performance period.

The following table summarizes the preliminary allocation of the purchase price paid to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable	604

Inventories	4,130

Other current assets	29

Property and equipment	5,272

Goodwill	5,722

Intangible assets	12,960

Accounts payable and other liabilities	(1,983)

Total	$26,734

The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. Due to the limited amount of time since the acquisition of substantially all of the assets of Trynex, the initial purchase price allocation is preliminary as of September 30, 2013 as the Company has not completed its analysis of the fair value of inventories, property and equipment, intangible assets and income tax liabilities.  The Company expects to be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition.  From the date of acquisition through September 30, 2013, the Trynex assets contributed $5,072 of revenues and ($4,596) of pre-tax operating losses, including $4,369 of certain purchase accounting expenses, related to the Company.

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

Results of Operations

Overview

During the three months ended September 30, 2013 and 2012, we sold 13,434 and 9,518 units of snow and ice control equipment, respectively, and during the nine months ended September 30, 2013 and 2012 we sold 29,684 and 27,618 units of snow and ice control equipment, respectively.  The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and nine months ended September 30, 2013 and 2012.

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Equipment	91%	91%	86%	89%

Parts and accessories	9%	9%	14%	11%

The following table sets forth, for the three and nine months ended September 30, 2013 and 2012, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2013 and 2012 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$52,026	$37,774	$121,323	$111,833
Cost of sales	36,982	26,208	83,075	75,387
Gross profit	15,044	11,566	38,248	36,446

Selling, general, and administrative expense	10,733	5,051	22,740	15,388
Intangibles amortization	1,447	1,300	4,142	3,901
Impairment of assets held for sale	—	—	647	—

Income from operations	2,864	5,215	10,719	17,157

Interest expense, net	(2,130)	(2,080)	(6,190)	(6,304)
Other expense, net	(40)	(44)	(117)	(277)
Income before taxes	694	3,091	4,412	10,576

Income tax expense	91	745	1,304	3,525

Net income	$603	$2,346	$3,108	$7,051

The following table sets forth for the three and nine months ended September 30, 2013 and 2012, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)		(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.1%	69.4%	68.5%	67.4%
Gross profit	28.9%	30.6%	31.5%	32.6%

Selling, general, and administrative expense	20.6%	13.4%	18.8%	13.8%
Intangibles amortization	2.8%	3.4%	3.4%	3.5%
Impairment of assets held for sale	0.0%	0.0%	0.5%	0.0%

Income from operations	5.5%	13.8%	8.8%	15.3%

Interest expense, net	(4.1)%	(5.5)%	(5.1)%	(5.6)%
Other expense, net	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Income before taxes	1.3%	8.2%	3.6%	9.5%

Income tax expense	0.1%	2.0%	1.0%	3.2%

Net income	1.2%	6.2%	2.6%	6.3%

Net Sales

Net sales were $52.0 million for the three months ended September 30, 2013 compared to $37.8 million in the three months ended September 30, 2012, an increase of $14.2 million, or 37.6%. Net sales were $121.3 million for the nine months ended September 30, 2013 compared to $111.8 million in the nine months ended September 30, 2012, an increase of $9.5 million, or 8.5%. The increases in net sales for the three and nine months ended September 30, 2013 were driven by 41.1% and 7.5% increases in unit sales of snow and ice control equipment, respectively.  Management believes that the increases in equipment unit sales are a result of delayed shipments due to the record number of new product launches staggered throughout 2013.  Parts and accessories sales also increased for the three and nine months ended September 30, 2013 compared to the corresponding period in 2012 by 42.7% and 46.9%, respectively.  Parts and accessories sales increased as a result of late and slightly above average snowfall levels in the six-month snow season ending March 31, 2013 as compared to the historic low snowfall levels in the six-month snow season ending March 31, 2012.  Sales related to Trynex products of $4.2 million and $5.1 million for the three and nine months ended September 30, 2013, respectively, also contributed to the increase in net sales for these periods.

Cost of Sales

Cost of sales was $37.0 million for the three months ended September 30, 2013 compared to $26.2 million for the three months ended September 30, 2012, an increase of $10.8 million, or 41.2%.  Cost of sales was $83.1 million for the nine months ended September 30, 2013 compared to $75.4 million in the nine months ended September 30, 2012, an increase of $7.7 million, or 10.2%. The increases in cost of sales for the three and nine months ended September 30, 2013 compared to the corresponding period in 2012 were driven by increases in equipment unit volume as discussed above under “—Net Sales”.  The Company experienced higher cost of sales as a percent of sales of 71.1% for the three-month period ended September 30, 2013 compared to 69.4% for the three month period ended September 30, 2012.  The Company experienced higher cost of sales as a percent of sales of 68.5% for the nine-month period ended September 30, 2013 compared to 67.4% for the nine month period ended September 30, 2012.  The increases in cost of sales as a percentage of sales for both periods was due to higher cost of sales as a percentage of sales for the Trynex assets, most of which was attributable to the $555 fair value purchase accounting write up of inventory that was sold during the period.  As a percentage of cost of sales, fixed and variable costs were approximately 17% and 83%, respectively, for the three months ended September 30, 2013 versus approximately 18% and 82%, respectively for the three months ended September 30, 2012, and approximately 19% and 81%, respectively, for the nine months ended September 30, 2013 versus approximately 17% and 83%, respectively, for the nine months ended September 30, 2012.

Gross Profit

Gross profit was $15.0 million for the three months ended September 30, 2013 compared to $11.6 million in the three months ended September 30, 2012, an increase of $3.4 million, or 29.3%.  Gross profit was $38.2 million for the nine months ended September 30, 2013 compared to $36.4 million in the nine months ended September 30, 2012, an increase of $1.8 million, or 4.9%.  Gross profit increased for the three and nine month periods due to increases in both equipment units and parts and accessories sold.  As a percentage of net sales, gross profit decreased from 30.6% for the three months ended September 30, 2012 to 28.9% for the corresponding period in 2013.  As a percentage of net sales, gross profit decreased from 32.6% for the nine months ended September 30, 2012 to 31.5% for the corresponding period in 2013.  The reasons for the decreases in gross profit as a percentage of net sales are discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $12.2 million for the three months ended September 30, 2013, compared to $6.4 million for the three months ended September 30, 2012, an increase of $5.8 million, or 90.6%.  The increase was mostly due to $3.8 million in earn out compensation expenses recorded in the three months ended September 30, 2013, of which $3.6 million was recored as a result of the amendment to the Trynex asset purchase agreement removing the employment requirement in the 2014 and 2015 performance periods.  In addition to the earn out compensation expenses the Company incurred an additional $1.0 million in ongoing expenses in connection with the Trynex assets in the three months ended September 30, 2013.  Most of the remainder of the increase is attributable to a return to normal spending levels after cost saving measures in 2012 following the record low snowfall.  Selling, general and administrative expenses, including intangibles amortization, were $26.9 million for the nine months ended September 30, 2013, compared to $19.3 million for the nine months ended September 30, 2012, an increase of $7.6 million, or 39.4%.  In addition to the $3.8 million in earn out expense noted above, the increase was also partially due to $1.5 million in ongoing expenses incurred in connection with the Trynex assets in the nine months ended September 30, 2013 after the acquisition date.  Partially offsetting these expenses in the nine months ended September 30, 2013 was the Company’s receipt of insurance proceeds of $0.7 million related to the previously disclosed legal settlement between Northern Star Industries, Inc. (“Northern Star”) and the Company’s subsidiary, Douglas Dynamics L.L.C. (“DD LLC”), resolving claims by Northern Star that DD LLC had violated the Lanham Act.  The Company incurred expenses of $0.8 million in the nine months ended September 30, 2012 related to the settlement with Northern Star.  The remainder of the increase is mostly attributed to returning to normal spending levels as cost saving measures were taken in 2012 following the record low snowfall.

Impairment of assets held for sale

In the first quarter of 2013, in an effort to stimulate sales activity with respect to land and a building at the Johnson City, Tennessee location held by the Company for sale, the Company lowered the listed sale price of the assets which caused the Company to reassess the fair value of the assets held for sale.  Consequently, the Company recorded an impairment charge of $0.6 million in the first quarter of 2013 that is included in the nine months ended September 30, 2013 results.

Interest Expense

Interest expense was $2.1 million for both the three months ended September 30, 2013 and September 30, 2012.  Interest expense was $6.2 million for the nine months ended September 30, 2013, which was substantially unchanged from $6.3 million in the same period in the prior year.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company estimates that the annual effective tax rate for 2013 will be approximately 38%.  The Company’s effective tax rate was 13.1% and 24.1% for the three months ended September 30, 2013 and 2012, respectively.  The effective tax rate for the three months ended September 30, 2013 was lower than the corresponding period in 2012 due to changes triggered by the TrynEx acquisition, including changes in the apportionment of certain discrete period items among various taxing jurisdictions.  The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 29.6% and 33.3%, respectively The effective rate for the nine months ended September 30, 2013 was lower than the corresponding period in 2012 due to tax benefits related to the inability to utilize a 2012 federal research and development credit until 2013 due to delayed legislation. In addition, the effective tax rate for the nine months ended September 30, 2012 incorporated state valuation allowance adjustments that did not recur in 2013.

Net Income

Net income for the three months ended September 30, 2013 was $0.6 million compared to net income of $2.3 million for the corresponding period in 2012, a decrease in net income of $1.7 million, or 73.9%.  Net income for the nine months ended September 30, 2013 was $3.1 million compared to net income of $7.1 million for the corresponding period in 2012, a decrease in net income of $4.0 million, or 56.3%.  The decrease in net income was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “ — Selling, General and Administrative Expense” and “— Impairment of Assets Held for Sale.”  As a percentage of net sales, net income was 1.2% for the three months ended September 30, 2013 compared to 6.2% for the three months ended September 30, 2012.  As a percentage of net sales, net income was 2.6% for the nine months ended September 30, 2013 compared to 6.3% for the nine months ended September 30, 2012.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2013 was $10.2 million compared to $7.8 million in the corresponding period in 2012, an increase of $2.4 million, or 30.8%.  For the three month period ended September 30, 2013 the increase in Adjusted EBITDA is attributable to the increase in unit sales of snow and ice control equipment and increase in sales of parts and accessories.  Adjusted EBITDA for the nine months ended September 30, 2013 was $24.8 million compared to $25.5 million in the corresponding period in 2012, a decrease of $0.7 million, or 2.7%.  For the nine month period ended September 30, 2013 the decrease in Adjusted EBITDA is primarily attributable to an increase in cost of sales as a percentage of net sales for the nine months ended September 30, 2013.

Free Cash Flow

Free cash flow for the three months ended September 30, 2013 was ($15.2) million compared to ($18.1) million in the corresponding period in 2012, a decrease in cash used of $2.9 million, or 16.0%.  The increase in free cash flow is primarily a result of lower cash used in operating activities of $3.2 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment increased from $0.1 million for the three months ended September 30, 2012 to $0.3 million for the three months ended September 30 2013.  Capital expenditures increased $0.2 million as the Company returned to normal spending in 2013 following the cost and cash flow savings measures taken following the historic low snowfall season ending March 31, 2012.  Free cash flow for the nine months ended September 30, 2013 was ($28.5) million compared to ($36.2) million in the corresponding period in 2012, a decrease in cash used of $7.7 million, or 21.3%.  The increase in free cash flow is primarily a result of lower cash used in operating activities of $8.4 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment increased from $1.1 million for the nine months ended September 30, 2012 to $1.7 million for the nine months ended September 30, 2013.  Capital expenditures increased $0.6 million as the Company returned to normal spending in 2013 following the cost and cash flow savings measures taken following the historic low snowfall season ending March 31, 2012.

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

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In Thousands)		(In Thousands)
Net cash used in operating activities	$(14,892)	$(18,049)	$(26,722)	$(35,093)
Acquisition of property and equipment	(284)	(67)	(1,747)	(1,083)

Free cash flow	$(15,176)	$(18,116)	$(28,469)	$(36,176)

Adjusted net income represents net income as determined under GAAP, excluding a loss recognized on impairment of assets held for sale. We believe that the presentation of adjusted net income for the three and nine months ended September 30, 2013 and September 30, 2012 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because the excluded item is not predictable or consistent, management does not consider it when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted net income for the three and nine months ended September 30, 2013 and September 30, 2012.

	Three months ended		Nine months ended
	September, 30	September, 30	September, 30	September, 30
(in millions)	2013	2012	2013	2012
Net income - (GAAP)	$0.6	$2.3	$3.1	$7.1
Addback expenses, net of tax at 38.0% for 2013:
-Loss recognized on impairment of assets held for sale	—	—	0.4	—
Adjusted net income - (Non-GAAP)	$0.6	$2.3	$3.5	$7.1

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges related to certain unrelated legal fees and consulting fees, impairment on assets held for sale, certain purchase accounting expenses and stock based compensation.  We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income	$603	$2,346	$3,108	$7,051

Interest expense - net	2,130	2,080	6,190	6,304
Income taxes	91	745	1,304	3,525
Depreciation expense	804	695	2,258	2,097
Amortization	1,447	1,300	4,142	3,901
EBITDA	5,075	7,166	17,002	22,878

Stock based compensation	565	794	2,024	1,700
Trynex purchase accounting (1)	4,369	—	4,369	—
Other charges (credits) (2)	179	(152)	1,399	970

Adjusted EBITDA	$10,188	$7,808	$24,794	$25,548

(1)         Reflects $3,814 and $555 in earn out compensation and inventory that was written up for purchase accounting and sold in both the three and nine months ended September 30, 2013.

(2)         Reflects $179 and ($152) of unrelated legal and consulting fees for the three months ended September 30, 2013 and 2012, respectively, and $752 and $970 for the nine months ended September 30, 2013 and 2012, respectively; and a write down of asset held for sale of $647 for the nine months ended September 30, 2013.

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

As of September 30, 2013, we had $28.3 million of total liquidity, comprised of $4.0 million in cash and cash equivalents and borrowing availability of $24.3 million under our revolving credit facility, compared with total liquidity as of December 31, 2012 of approximately $85 million, comprised of approximately $24 million in cash and cash equivalents and borrowing availability of approximately $61 million under our revolving credit facility.  The decrease in our total liquidity from December 31, 2012 is primarily due to our draw down of $50.0 million on our revolving credit facility to fund the Trynex acquisition and working capital requirements.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2013, December 31, 2012 and September 30, 2012.

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
Cash and cash equivalents	$3,975	$24,136	$1,842
Inventories	35,964	30,292	30,380

We had cash and cash equivalents of $4.0 million at September 30, 2013 compared to cash and cash equivalents of $24.1 million and $1.8 million at December 31, 2012 and September 30, 2012, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine months ended September 30,
Cash Flows (in thousands)	2013	2012	Change	% Change
Net cash used in operating activities	$(26,722)	$(35,093)	$8,371	(23.9)%
Net cash used in investing activities	(28,481)	(1,003)	(27,478)	2,639.6%
Net cash provided by (used in) financing activities	35,042	(1,494)	36,536	(2,445.5)%

Decrease in cash	$(20,161)	$(37,590)	$17,429	(46.4)%

Net cash used in operating activities decreased $8.4 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.  The decrease in cash used in operating activities was primarily due to favorable changes in working capital of $7.7 million and to a $0.7 million increase in net income adjusted for reconciling items.

Net cash used in investing activities increased $27.5 million for the nine months ended September 30, 2013, compared to the corresponding period in 2012.  This increase was primarily due to the $26.7 million acquisition of the Trynex assets.  Of the remaining $0.8 million increase, most can be attributed to higher capital expenditures in 2013 compared to 2012.

Net cash provided by (used in) financing activities increased $36.5 million for the nine months ended September 30, 2013 compared to the corresponding period in 2012.  The increase in cash provided was primarily a result of having a draw on our revolving credit facility of $50.0 million in the nine months ended September 30, 2013 as compared to $23.0 million in the nine months ended September 30, 2012.  A $10.0 million voluntary payment on our term loan in 2012 that did not recur in 2013 also contributed to the increase in cash provided by financing activities in 2013.

Contractual Obligations

There have been no material changes to our contractual obligations in the nine months ended September 30, 2013.

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

As of September 30, 2013, we had outstanding borrowings under our term loan of $111.2 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2013 by $0.0 million, $0.0 million and $0.2 million, respectively.  We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans.  The swap fixes the adjusting rate on $50.0 million of our term loan to an interest rate of 2.085%.  As of September 30, 2013, we had outstanding borrowings under our revolving credit facility of $50.0 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2013 by $0.1 million, $0.1 million and $0.2 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 12.1% and 14.8% for the three months and nine months ended September 30, 2013 compared to 14.9% and 18.6% for the three months and nine months ended September 30, 2012, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2013, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

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
2.1

First Amendment, dated August 5, 2013, to the Asset Purchase Agreement dated May 6, 2013, by and between Tyrnex International LLC, Apex International, Inc. and shareholders of Apex International, Inc. named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current report on Form 8-K filed on August 5, 2013 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2013, filed on November 5, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: November 5, 2013

Exhibit Index to Form 10-Q for the Period Ended September 30, 2013

Exhibit Numbers	Description
2.1

First Amendment, dated August 5, 2013, to the Asset Purchase Agreement dated May 6, 2013, by and between Tyrnex International LLC, Apex International, Inc. and shareholders of Apex International, Inc. named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current report on Form 8-K filed on August 5, 2013 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2013, filed on November 5, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*                                         Filed herewith.