Form 10-K
period 2013-12-31
DOUGLAS DYNAMICS, INC
filed 2014-03-11
CIK 1287213

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

         At June 28, 2013, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $288 million (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date). At March 11, 2014, the Registrant had outstanding an aggregate of 22,260,082 shares of its Common Stock.

Documents Incorporated by Reference:

         Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 30, 2014, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013, are incorporated into Parts II and III.

PART I

Forward Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements" made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," "will" and similar expressions are intended to identify forward- looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

  •
  Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall;

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

  •
  Our inability to compete effectively against competition; and

  •
  Our inability to achieve the projected financial performance with the assets of TrynEx, Inc. ("TrynEx"), which we acquired in 2013, and unexpected costs or liabilities related to the acquisition of the TrynEx assets.

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

Item 1.    Business

Overview

        Douglas Dynamics, Inc. (the "Company," "we," "us," "our") is the North American leader in the design, manufacture and sale of snow and ice control equipment for light trucks, which consists of snowplows, sand and salt spreaders, and related parts and accessories. We sell our products under the WESTERN®, FISHER® and BLIZZARD® brands which are among the most established and recognized in the industry. On May 6, 2013, the Company acquired substantially all of the assets of TrynEx. The acquired assets include TrynEx's full line of product offerings, including its SnowEx, TurfEx and SweepEx brands, and access to TrynEx's network of authorized dealers. We operate as a single segment.

        We offer the broadest and most complete product line of snowplows and sand and salt spreaders for light trucks in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. For the years ended December 31, 2013, December 31, 2012 and December 31, 2011 85%, 88% and 85% of our net sales were generated from sales of snow and ice control equipment, respectively and 15%, 12% and 15% of our net sales were generated from sales of parts and accessories, respectively.

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

        We believe we have the industry's most extensive distribution network worldwide, which consists of over 2,100 points of sale. Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high-quality, well-capitalized distributors in select geographic areas and by cross-selling our industry-leading brands within our distribution network. Beginning in 2005, we began to extend our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

        We believe we are the industry's most operationally efficient manufacturer due to our vertical integration, highly variable cost structure and intense focus on lean manufacturing. We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations. We currently manufacture our products in three facilities that we own in Milwaukee, Wisconsin, Rockland, Maine and Madison Heights, Michigan. Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers during times of sudden and unpredictable snowfall events when our customers need our products immediately.

Our Industry

        The light truck snow and ice control equipment industry in North America consists predominantly of domestic participants that manufacture their products in North America. The annual demand for snow and ice control equipment is driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end-user. We believe actively-used snowplows are typically replaced, on average, every 9 to 12 years.

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

        While snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi-year periods. The following chart depicts aggregate annual and ten-year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2013. As the chart indicates, since 1984 aggregate snowfall levels in any given rolling ten-year period have been fairly consistent, ranging from 2,742 to 3,318 inches.

Snowfall in Snowbelt States (inches)
(for October 1 through March 31)

Note:
The 10-year rolling average snowfall is not presented prior to 1984 for purposes of the calculation due to lack of snowfall data prior to 1975. Snowfall data in this chart is not adjusted for snowfall outside of the 66 cities in the 26 states reflected.

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

        Sales of parts and accessories for 2013 were approximately 31% higher than average annual parts and accessories sales over the preceding ten years. The higher than average parts and accessories sales was partially due to acquisition of the TrynEx business. TrynEx parts and accessories sales contributed approximately 9% of increased parts and accessory sales. The remaining 22% increase can be attributed to the timing of the snowfall for the six-month snow season ended March 31, 2013. From October 2012 through January 2013, there was very little snowfall across our key markets, while the snow season as a whole was slightly above historical average snowfall levels. Consequently, the majority of snowfall came in February and March of 2013. When snowfall occurs late in the snow season, end users will typically choose to repair rather than replace existing equipment thus driving up parts and accessory sales.

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

        Extensive North American Distributor Network.    With over 2,100 points of sale, we benefit from having the most extensive distributor network in the industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real-time end-user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

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

        Strong Cash Flow Generation.    We are able to generate significant cash flow as a result of relatively consistent high profitability, low capital spending requirements and predictable timing of our working capital requirements. Our cash flow results will also benefit substantially from approximately $19.5 million of annual tax-deductible intangible and goodwill expense over the next five years, which has the impact of reducing our corporate taxes owed by approximately $7.4 million on an annual basis during this period, in the event we have sufficient taxable income to utilize such benefit. Our significant cash flow has allowed us to reinvest in our business, pay down long term debt, and pay substantial dividends on a pro rata basis to our stockholders.

        Experienced Management Team.    We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the snow and ice control equipment industry for light trucks. Our senior management team, consisting of four officers, has an average of approximately 23 years of weather-related industry experience and an average of over thirteen years with our company. James Janik, our President and Chief Executive Officer, has been with us for over 21 years and in his current role since 2000, and through his strategic vision, we have been able to expand our distributor network and grow our market leading position.

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

Our Growth Opportunities

        Opportunistically Seek New Products and New Markets.    On May 6, 2013, the Company acquired substantially all of the assets of Trynex, including its full line of product offerings and access to its network of authorized dealers. We expect to continue to consider external growth opportunities within the snow and ice control industry and other equipment or component markets. We plan to continue to evaluate other acquisition opportunities within our industry that can help us expand our distribution reach, enhance our technology and as a consequence improve the breadth and depth of our product lines. We also consider diversification opportunities in adjacent markets that complement our business model and could offer us the ability to leverage our core competencies to create stockholder value.

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

Employees

        As of December 31, 2013, we employed approximately 520 employees on a full-time basis. None of our employees are represented by a union and we are not party to any collective bargaining agreements.

Financing program

        We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2013, 2012 and 2011, distributors financed purchases of $2.9 million, $1.6 million and $2.8 million through this financing program, respectively. At both December 31, 2013 and December 31, 2012, there were $0.0 million, of uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2013 and 2012 was $1.3 million and $0.9 million, respectively. We were required to repurchase repossessed inventory of $0.0 million, $0.2 million and $0.1 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

        In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

        We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms as well as sand, salt and fertilizer spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between three years and 13 years of remaining life. Our patent applications date from 1999 through 2013.

        We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 29 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® BLIZZARD®, SNOWEX®, TURFEX® and SWEEPEX®), 10 Canadian registered trademarks, 5 European trademarks, 43 U.S. issued patents, 11 Canadian patents and two Chinese trademarks.

Raw Materials

        During 2013, we experienced slightly favorable commodity costs compared to the average prices paid for commodities in 2012. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

        Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2013, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

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

        Historically, demand for snow and ice control equipment for light trucks has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow-belt regions in North America. During the last few years, economic conditions throughout the United States have been extremely weak. Although conditions improved from 2011 through 2013, they may not become strong in the foreseeable future. Weakened economic conditions may cause our end-users to delay purchases of replacement snow and ice control equipment and instead repair their existing equipment, leading to a decrease in our sales of new equipment. Weakened economic conditions may also cause our end-users to delay their purchases of new light trucks. Because our end-users tend to purchase new snow and ice control equipment concurrent with their purchase of new light trucks, their delay in purchasing new light trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions may negatively affect our results of operations, financial condition and ability to pay dividends.

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

        Steel is a significant raw material used to manufacture our products. During 2013, 2012 and 2011, our steel purchases were approximately 13%, 18% and 15% of our revenue, respectively. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Steel prices are volatile and may increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions remain weak and our distributors and end-users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

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

        Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms as well as sand, salt and fertilizer spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between three years and 13 years of remaining life. Our patent applications date from 1999 through 2013.

        We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 29 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, BLIZZARD® SNOWEX®, TURFEX® and SWEEPEX®), 10 Canadian registered trademarks, 5 European trademarks, 43 U.S. issued patents, 11 Canadian patents and two Chinese trademarks. Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

        While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2013, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non-compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

        Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Despite modest recent market recoveries, the funding status of our pension plans, remain impacted by the financial market downturn over the last several years, which had severely impacted the funded status of our pension plans. As of December 31, 2013, our pension plans were underfunded by approximately $7.1 million. In 2013, contributions to our defined benefit pension plans were approximately $0.8 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

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

        As of December 31, 2013, we had approximately $110 million of senior secured indebtedness, $13.0 million in outstanding borrowings under our revolving credit facility and $48 million of remaining borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

        In May 2013, we acquired substantially all of the assets of TrynEx. We may not be able to achieve the projected financial performance with the acquired assets, and may incur unexpected costs or liabilities related to the acquisition of the TrynEx assets. In addition, if in the future we acquire another company or its assets, it may be difficult to assimilate the acquired businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and ability to compete and gain market share. Mergers and acquisitions are inherently risky and are subject to many factors outside our control. No assurance can be given that any future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support any acquired company and may have difficulty identifying and acquiring appropriate resources. If we divest or otherwise exit certain portions of our business in connection with a strategic transaction, we may be required to record additional expenses, and our estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We are headquartered in Milwaukee, WI and currently have manufacturing facilities in Milwaukee, WI, Rockland, ME and Madison Heights, MI. Additionally, we operate a sourcing office in China. We operate as a single segment.

Item 3.    Legal Proceedings

        In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental-related claims or legal matters.

Item 4.    Mine Safety Disclosures

        Not applicable.

Executive Officers of the Registrant

        Our executive officers as of December 31, 2013 were as follows:

Name	Age	Position
James Janik	57	President and Chief Executive Officer; Director
Robert McCormick	53	Executive Vice President, Chief Financial Officer and Secretary
Mark Adamson	55	Senior Vice President, Sales and Marketing
Keith Hagelin	53	Senior Vice President, Operations

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

        Mark Adamson has been serving as our Senior Vice President, Sales and Marketing since 2013. Prior to becoming our Senior Vice President, Sales and Marketing he had served as our Vice President, Sales and Marketing since 2007. Prior to joining us, Mr. Adamson held numerous senior level management positions with industry leaders in the grounds care industry, including John Deere Company from 1980 to 2002 and Gehl Corporation from 2002 to 2007. From 2003 to 2005, he was the Manager, Regional Sales & Distribution of Gehl Company, directing the sales and marketing activities of certain sales field managers in the northeastern United States responsible for Gehl product sales and rental., and from 2005 to 2007, he was the Director, Training and Customer Support, where he directed the aftermarket and training activities of five departments and thirty-two individuals responsible for Gehl and Mustang products worldwide. From 1980 to 2002, Mr. Adamson held several senior level management positions with John Deere Company.

        Keith Hagelin has been serving as our Senior Vice President, Operations since September 2013. Prior to becoming our Senior Vice President, Operations, he had served as our Vice President, Operations since 2009, having previously spent twelve years in progressive roles with us, including Plant Manager and General Manager—Rockland and most recently Vice President of Manufacturing from 2007 to 2009. Prior to joining Douglas, Mr. Hagelin spent 13 years at Raytheon Corporation in various manufacturing, production and new product development roles.

        Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Common Stock has been traded on the New York Stock Exchange since the second quarter of 2010 under the symbol "PLOW." The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History for each quarter in 2013 and 2012.

	2013			2012
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends
Fourth Quarter	$17.45	$14.41	$0.21	$15.67	$12.87	$0.21
Third Quarter	15.30	13.14	0.21	15.70	12.69	0.21
Second Quarter	14.55	12.72	0.21	14.27	12.52	0.21
First Quarter	14.86	12.65	0.21	14.93	12.37	0.21

        At March 11, 2014, there were 20 record holders of our Common Stock.

        In accordance with the Company's dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. In the first, second and third quarters of 2012, the Company both declared and paid a dividend of $0.205 per share. In the fourth quarter of 2012, the Company increased its annual implied dividend from $0.82 to $0.83 and both declared and paid a dividend of $0.2075 per share. In the first, second and third quarters of 2013, the Company both declared and paid a dividend of $0.2075 per share. In the fourth quarter of 2013, the Company increased its annual implied dividend from $0.83 to $0.85 and both declared and paid a dividend of $0.2125 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity Compensation plans approved by security holders(1):
2010 Stock Incentive Plan(2):	74,518	—	1,415,636
2004 Stock Incentive Plan	37,240	$4.21	—
Equity compensation plans not approved by security holders	—	—	—

Total(3)	111,758	$4.21	1,415,636

(1)
Includes the Company's 2010 Stock Incentive Plan and 2004 Stock Incentive Plan, both of which were approved by our stockholders prior to our initial public offering, or IPO.

(2)
Excludes 105,300 shares of restricted stock previously granted under the 2010 Stock Incentive Plan.

(3)
Calculated excluding the 74,518 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 20102 Stock Incentive Plan in column (a), which are subject to performance share awards and have no exercise price.

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

        The graph set forth below compares the cumulative total stockholder return on our common stock between May 5, 2010 (the date of our IPO) and December 31, 2013, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on May 5, 2010 in our common stock at our IPO offering price of $11.25 per share, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

        We did not sell any equity securities during 201, in offerings that were not registered under the Securities Act of 1933.

Item 6.    Selected Consolidated Financial Data

        The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2012 and 2013 and for the years ended December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements.

        The selected historical consolidated financial data as of December 2009, 2010 and 2011 and for the years ended December 31, 2009 and 2010 is derived from our historical financial statements not included in this Annual Report on Form 10-K.

        The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$69,073	$20,149	$39,432	$24,136	$19,864
Total current assets	133,534	88,972	103,462	89,582	98,372
Total assets	404,619	348,043	359,017	338,371	364,339
Total current liabilities	25,187	15,976	32,611	16,670	36,098
Total debt	232,663	121,154	122,937	111,966	123,994
Total liabilities	296,395	178,550	195,628	184,639	209,018
Total redeemable stock and shareholders' equity	108,224	169,493	163,389	153,732	155,321

	For the year ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Total sales	$174,342	$176,795	$208,798	$140,033	$194,320
Gross profit	57,078	60,301	71,817	43,963	65,650
Income from operations	29,439	21,408	40,181	18,869	27,506
Income tax expense	3,986	872	11,332	4,144	7,378
Net income	9,843	1,662	19,040	6,012	11,639
Net income per basic share, as adjusted(1)	$0.68	$0.09	$0.87	$0.27	$0.52
Net income per diluted share, as adjusted(1)	$0.67	$0.09	$0.85	$0.26	$0.51
Cash dividends paid per commmon share	$—	$0.38	$1.18	$0.82	$0.84

	For the year ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Other Data
Adjusted EBITDA	$45,180	$47,345	$52,461	$29,732	$44,569
Capital expenditures(2)	$8,200	$3,009	$2,373	$1,446	$2,775

(1)
Represents net income per share after giving effect to a 23.75-for-one stock split of our common stock that occurred in conjunction with the initial public offering in 2010.

(2)
Capital expenditures for the year ended December 31, 2009 include $5 million related to the investments in our Milwaukee, Wisconsin and Rockland, Maine manufacturing facilities to support the closure of our Johnson City, Tennessee manufacturing facility.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2011, 2012 and 2013 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K.

Results of Operations

Overview

        In assessing our results of operations in a given period, one of the primary factors we consider is the level of snowfall experienced within the prior snow season. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to "average snowfall" levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow-belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2013. During this period, snowfall averaged 3,008 inches, with the low in such period being 1,794 inches and the high being 4,502 inches.

        During the six-month snow season ended March 31, 2013 snowfall was 3,274 inches which was 9.0% higher than average. Meanwhile, during the six-month snow seasons ended March 31, 2012, we experienced historically below average snowfall (approximately 40% below average). During the six-month snow season ended March 31, 2011, we experienced above average snowfall (approximately 39% above average). In addition to the severity of the low snowfall of snow season ended March 31, 2012, management believes that the timing of the snowfall in the snow season ended March 31, 2013, despite being slightly above average in amount, negatively impacted our pre-season business in 2013. As the timing of the snowfall was predominantly in the second half of the snow season ended March 31, 2013, management believes end users were more likely to repair existing equipment rather than replacing equipment. Consequently we believe our distributors entered the 2013 pre-season period with higher inventory levels than desired. As a result, we believe distributors ordered less equipment in the pre-season period in 2013. While we believe the historically low snowfall levels for the six-month snow season ended March 31, 2012, and slow start to the March 31, 2013 snow season and continued macro-economic uncertainty negatively impacted our business in 2013, we believe that other factors had a positive impact. These additional factors included the timing, amount, and location of snowfall in the fourth quarter of 2013, positively trending light truck sales in 2013 and a large number of new products launched in 2013.

        Sales of parts and accessories for 2013 and 2012 were $29.9 million and $16.7 million, respectively, or approximately 31% higher than and 27% below average annual parts and accessories sales over the preceding ten years, respectively. Sales of equipment unit sales for 2013 and 2012 were $164.5 million and $123.3 million, respectively. In 2013, equipment unit sales increased 32.2% as we sold 45,560 equipment units in 2013 as compared to 34,457 equipment units in 2012. We believe that the increase of both parts and accessories sales and equipment unit sales in 2013 as compared to the prior calendar year is a direct result of the historically low snowfall of 2012. Meanwhile, we believe that pent up demand due to deferred new equipment purchases still exists in the marketplace and could be released in or following a year of average or better snowfall that is accompanied by stronger macro-economic conditions. We believe this deferral of new equipment purchases could result in an elevated multi-year replacement cycle as the economy recovers.

        The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the periods indicated. During the years ended December 31, 2011, 2012 and 2013, we sold 50,801, 34,457 and 45,560 units of snow and ice control equipment, respectively.

	Year Ended December 31,
	2011	2012	2013
Equipment	85%	88%	85%
Parts and accessories	15%	12%	15%

        The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated statements of income data for the years ended December 31, 2011, 2012 and 2013 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
	2011	2012	2013
	(in thousands)
Net sales	$208,798	$140,033	$194,320
Cost of sales	136,981	96,070	128,670

Gross profit	71,817	43,963	65,650
Selling, general, and administrative expense	26,435	19,895	31,872
Intangibles amortization	5,201	5,199	5,625
Impairment of assets held for sale	—	—	647

Income from operations	40,181	18,869	27,506
Interest expense, net	(8,918)	(8,393)	(8,328)
Loss on extinguishment of debt	(673)	—	—
Other expense, net	(218)	(320)	(161)

Income before taxes	30,372	10,156	19,017
Income tax expense	11,332	4,144	7,378

Net income	$19,040	$6,012	$11,639

        The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2011	2012	2013
	(in thousands)
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.6%	68.6%	66.2%

Gross profit	34.4%	31.4%	33.8%
Selling, general, and administrative expense	12.7%	14.2%	16.4%
Intangibles amortization	2.5%	3.7%	2.9%
Impairment of assets held for sale	0.0%	0.0%	0.3%

Income from operations	19.2%	13.5%	14.2%
Interest expense, net	(4.3)%	(6.0)%	(4.3)%
Loss on extinguishment of debt	(0.3)%	0.0%	0.0%
Other expense, net	(0.1)%	(0.2)%	(0.1)%

Income before taxes	14.5%	7.3%	9.8%
Income tax expense	5.4%	3.0%	3.8%

Net income	9.1%	4.3%	6.0%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Net Sales.    Net sales were $194.3 million for the year ended December 31, 2013 compared to $140.0 million in 2012, an increase of $54.3 million, or 38.8%. This increase was driven by increases of $41.2 million in sales of snow and ice control equipment and $13.1 million in parts and accessories sales. The increase in sales of snow and ice control equipment for the year ended December 31, 2013 was attributable to an increase in sales volume of snow and ice control equipment of $39.7 million, or 32.2%, as compared to the prior year, and by price increases that we implemented beginning in the third and fourth quarters of 2012 and an additional price increase that was effective in the third and fourth quarters of 2013. The increase in sales volume was largely a result of the timing of late snowfall for the snow season ending March 31, 2013 causing the snow season to be slightly above average in most of the markets we serve. Net sales of parts and accessories increased in the year ended December 31, 2013 from the year ended December 31, 2012 by 78.5%, from $16.7 million to $29.9 million. Net sales of parts and accessories remained comparatively high in 2013, above the preceding ten-year average by approximately 31.1%. As discussed above, the comparatively higher sales of parts and accessories were due in large part to the timing of snowfall in the markets in which our products are sold. Additionally, equipment sales were lower (5% below the immediately preceding ten-year average), mainly due to the timing of snowfall. Sales related to TrynEx products of $12.9 million for the year ended December 31, 2013 also contributed to the increase in net sales for the period.

        Cost of Sales.    Cost of sales was $128.7 million for the year ended December 31, 2013 compared to $96.1 million in 2012, an increase of $32.6 million, or 33.9%. This increase was driven primarily by increased volume. Cost of sales as a percentage of net sales decreased from 68.6% for the year ended December 31, 2012 to 66.2% for the year ended December 31, 2013 as a result of higher volumes to absorb fixed spending in the year ending December 31, 2013 as compared to the year ending December 31, 2012. Additionally, in 2013, inflationary commodity experience was slightly positive. As a percentage of cost of sales, fixed and variable costs were approximately 18% and 82%, respectively, for both of the years ended December 31, 2013 and December 31, 2012.

        Gross Profit.    Gross profit was $65.7 million for the year ended December 31, 2013 compared to $44.0 million in 2012, an increase of $21.7 million, or 49.3%, due to the increase in net sales volume described above under "—Net Sales" and "—Cost of Sales." As a percentage of net sales, gross profit increased from 31.4% for the year ended December 31, 2012 to 33.8% for the corresponding period in 2013, as a result of the factors discussed above under "—Net Sales" and "—Cost of Sales."

        Selling, General and Administrative Expense.    Selling, general and administrative expenses, including intangible asset amortization, were $37.5 million for the year ended December 31, 2013 compared to $25.1 million for the year ended December 31, 2012, an increase of $12.4 million, or 49.4%, driven by higher incentive based compensation of $3.2 million due to better operating results. Additionally in 2013 we recorded $4.0 million of earnout compensation expense related to the TrynEx acquisition and $2.2 million in selling, general and administrative expenses related to TrynEx after the date of acquisition. The remaining increase in 2013 is a result of management returning to normal discretionary spending which was significantly cut back in 2012 in order to preserve profitability in a low sales volume year. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, increased from 17.9% for the year ended December 31, 2012 to 19.3% for the corresponding period in 2013 due to items discussed above.

        Impairment of Assets Held for Sale.    We recorded assets held for sale on our balance sheet in conjunction with the closure of the Johnson City, Tennessee location in 2010. The land and building have been held for sale since the closure. In an effort to stimulate sales activity, we lowered the listed sale price which caused us to reassess the fair value of the assets held for sale. Consequently, we recorded an impairment charge of $0.6 million in the year ended December 31, 2013. On February 26, 2014, the Company entered into an agreement for the sale of the land and building, which the Company anticipates closing within seventy-five days of the sale agreement, subject to closing conditions.

        Interest Expense.    Interest expense was $8.3 million for the year ended December 31, 2013 compared to $8.4 million in the corresponding period in 2012.

        Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization. Our effective combined federal and state tax rate for 2013 was 38.8% compared to 40.8% for 2012. The effective tax rate for the year ended December 31, 2013 is lower than 2012 due to the 2012 and 2013 Federal research and development credit recognition in 2013 due to retroactive legislation passed in January 2013.

        Net Income.    Net income for the year ended December 31, 2013 was $11.6 million compared to net income of $6.0 million for the corresponding period in 2012, an increase of $5.6 million. This increase was driven by the factors described above.

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

        Free cash flow (as defined below) for the year ended December 31, 2013 was $29.5 million compared to $14.2 million in 2012, an increase in free cash flow of $15.3 million, or 107.7%. The increase in free cash flow is primarily a result of $16.6 million more cash provided by operating activities, as discussed below under Liquidity and Capital Resources. In addition to the changes in cash provided by operating activities, capital expenditures increased by $1.3 million. In 2013, there were higher capital expenditures due to reduced spending in 2012 to preserve cash flow following a low snowfall season ending March 2012.

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

        The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	For the year ended December 31,
	2011	2012	2013
	(in thousands)
Net cash provided by operating activities	$47,728	$15,619	$32,248
Acquisition of property and equipment	(2,373)	(1,446)	(2,775)

Free cash flow	$45,355	$14,173	$29,473

        Adjusted net income represents net income as determined under GAAP, excluding loss on extinguishment of debt incurred in 2011, costs incurred to pursue potential acquisitions in 2011, certain expenses incurred at the time of our secondary offerings in 2011 and a loss recognized on impairment of assets held for sale in 2013. We believe that the presentation of adjusted net income for the years ended December 31, 2011, December 31, 2012 and December 31, 2013 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

        The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted net income for the years ending December 31, 2011, December 31, 2012 and December 31, 2013.

	Years Ended
(in millions)	December 31, 2011	December 31, 2012	December 31, 2013
Net income—(GAAP)	$19.0	$6.0	$11.6
Addback non-recurring expenses, net of tax at 37.0% and 38.8% for 2011 and 2013, respectively:
— Loss on extinguishment of debt	0.4	—	—
— Loss recognized on impairment of assets held for sale	—	—	0.4
— Acquisition costs	0.6	—	—
— Offering costs	0.8	—	—

Adjusted net income—(non-GAAP)	$20.8	$6.0	$12.0

        Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, as well as management fees paid by us to affiliates of our former principal stockholders, stock based compensation, payment of cash bonuses under our liquidity bonus plan, loss on extinguishment of debt, impairment on assets held for sale, certain purchase accounting expenses and offering costs. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of "Consolidated Adjusted EBITDA" that is substantially similar to Adjusted EBITDA.

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

        Adjusted EBITDA for the year ended December 31, 2013 was $44.6 million compared to $29.7 million in 2012, an increase of $14.9 million, or 49.9%. As a percentage of net sales, Adjusted EBITDA increased from 21.2% for the year ended December 31, 2012 to 22.9% for the year ended December 31, 2013. Adjusted EBITDA for the year ended December 31, 2012 was $29.7 million compared to Adjusted EBITDA of $52.5 million for the year ended December 31, 2011, a decrease of $22.8 million, or 43.4%. As a percentage of net sales, Adjusted EBITDA decreased from 25.1% for the year ended December 31, 2011 to 21.2% for the year ended December 31, 2012. In addition to the specific changes resulting from the exceptions, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under "—Results of Operations."

        The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Net income	$9,843	$1,662	$19,040	$6,012	$11,639
Interest expense—net	15,520	10,943	8,918	8,393	8,328
Income taxes	3,986	872	11,332	4,144	7,378
Depreciation expense	5,797	5,704	2,975	2,819	3,068
Amortization	6,161	6,001	5,201	5,199	5,625

EBITDA	41,307	25,182	47,466	26,567	36,038
Management fees	1,393	6,383	46	—	—
Stock based compensation	732	4,029	1,873	2,166	2,587
Loss on extinguishment of debt	—	7,967	673	—	—
Management liquidity bonus	—	1,003	—	—	—
Offering costs	—	—	1,342	—	—
Trynex purchase accounting(1)	—	—	—	—	4,506
Other charges(2)	1,748	2,781	1,061	999	1,438

Adjusted EBITDA	$45,180	$47,345	$52,461	$29,732	$44,569

(1)
Reflects $3,951 and $555 in earn out compensation and inventory that was written up for purchase accounting and sold in the year ended 2013.

(2)
Reflects severance and one-time, non-recurring expenses for costs related to the closure of our Johnson City facility of $1,054 and $1,435 for the years ended 2009 and 2010, respectively, $694, $2,013, $1,061, $999 and $790 of unrelated legal and consulting fees for the years ended 2009, 2010, 2011, 2012 and 2013, respectively, a $667 gain on other post employment benefit plan curtailment related to the Johnson City plant closure for the year ended 2010 and a write down of asset held for sale of $647 for the year ended 2013.

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

  Defined Benefit Pension Obligation

          As discussed in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the pension benefit obligation and related pension expense or income of our pension plans are calculated in accordance with Accounting Standards Codification ("ASC") 715-30, Defined Benefit Plans-Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for 2013 used a discount rate of 4.1% and an expected long-term rate of return on plan assets of 7.25%. Meanwhile, actuarial valuations for 2012 used a discount rate of 4.6% and an expected long-term rate of return on plan assets of 7.25%. Our discount rate reflects the expected future cash flow based upon our funding valuation assumptions and participant data at the beginning of the plan year. The expected future cash flow was discounted by the Principal Financial Group's yield curve for the month preceding the 2013 year end.

          In estimating the expected return on plan assets, we analyze historical and expected returns for multiple asset classes. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was then developed based upon those overall rates and the target asset allocation of the plan. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, shareholders' equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant. The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by our employees' service adjusted for future wage increases. At December 31, 2013, our pension obligation funded status was $7.1 million underfunded.

          Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. We contributed approximately $0.8 million to our pension plans in 2013 and expect to make approximately $1.4 million in contributions to our pension plans in 2014. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed description of our pension plans.

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

  Impairment of Long-Lived Assets

          Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Our management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. We determined that no long-lived assets were impaired as of December 31, 2013, 2012 and 2011.

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

          The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess of the fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2013, 2012 and 2011 resulted in no adjustment to the carrying value of our indefinite-lived intangibles and goodwill.

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

        As of December 31, 2013, we had liquidity comprised of approximately $19.9 million in cash and cash equivalents and borrowing availability of approximately $48.3 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

        Set forth below is summary cash flow information for each of the years ended December 31, 2011, 2012 and 2013.

	Year ended December 31,
Cash Flows (in thousands)	2011	2012	2013
Net cash provided by operating activities	$47,728	$15,619	$32,248
Net cash used in investing activities	(2,306)	(1,366)	(29,509)
Net cash used in financing activities	(26,139)	(29,549)	(7,011)

Increase (Decrease) in cash	$19,283	$(15,296)	$(4,272)

Sources and Uses of Cash

        During the three-year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on both our senior notes and senior credit facilities, and funding working capital requirements during our pre-season shipping period.

        The following table shows our cash and cash equivalents and inventories at December 31, 2011, 2012 and 2013.

	December 31,
	2011	2012	2013
	(in thousands)
Cash and cash equivalents	$39,432	$24,136	$19,864
Inventories	24,005	30,292	27,977

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        We had cash and cash equivalents of $19.9 million at December 31, 2013 compared to cash and cash equivalents of $24.1 million at December 31, 2012. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2012	2013	Change
Net cash provided by operating activities	$15,619	$32,248	$16,629	106.5%
Net cash used in investing activities	(1,366)	(29,509)	(28,143)	2,060.2%
Net cash used in financing activities	(29,549)	(7,011)	22,538	(76.3)%

Increase (Decrease) in cash	$(15,296)	$(4,272)	$11,024	(72.1)%

        Net cash provided by operating activities increased $16.6 million from the year ended December 31, 2012 to the year ended December 31, 2013. The increase in cash provided by operating activities was due to a $13.8 million increase in net income adjusted for reconciling items. The remaining increase in cash provided by operating activities of $5.0 million is attributable to working capital changes. Negatively impacting cash flow was a $16.9 million increase in accounts receivable driven by better results in the year ending December 31, 2013 as compared to December 31, 2012. Offsetting this increase was a decrease to income tax receivable balance of $2.2 million. Also, positively impacting cash flow were increases in accrued liability balances by $3.8 million driven by increased accrued incentives. Inventory balances decreased $2.3 million as a result of higher sales volumes in 2013 positively impacting cash flows. Accounts payable increased $2.3 million also positively impacting cash flows.

        Net cash used in investing activities increased $28.1 million for the year ended December 31, 2013, compared to the corresponding period in 2012. This increase was due to the $26.7 million acquisition of the TrynEx business in 2013 and increased capital expenditures in 2013 as compared to 2012 due to preserving cash flow in a historically low snowfall year in 2012.

        Net cash used in financing activities decreased $22.5 million for the year ended December 31, 2013 compared to the corresponding period in 2012. In 2012, we made $11.2 million in repayments of long term debt, including a $10 million voluntary prepayment, refinanced our revolving line of credit and capitalized $0.2 million in deferred financing costs. Meanwhile, in 2013 we made $1.2 million in repayments of long term debt. We also paid dividends of $18.7 million in the year ended December 31, 2013, compared to dividends paid of $18.2 million in the year ended December 31, 2012. Lastly, we had $13.0 million of outstanding borrowings on the revolver at December 31, 2013 while we had no outstanding revolver borrowings at December 31, 2012.

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

        Net cash provided by operating activities decreased $32.1 million from the year ended December 31, 2011 to the year ended December 31, 2012. The decrease in cash provided by operating activities was due to an $11.6 decrease in net income adjusted for reconciling items. Negatively impacting cash flow were an income tax receivable balance at December 31, 2012 of $4.9 million as compared to a $0.4 million payable position at December 31 2011 combining for a net impact of $5.3 million. Also, negatively impacting cash flow were decreases in accrued liability balances by $5.8 million driven by decreased accrued incentive of $3.2 million and a decrease in accrued sales incentives of $1.8 million Inventory balances increased $6.3 million as a result of lower sales volumes in 2012 negatively impacting cash flows. Slightly offsetting these adverse cash flow items were accounts receivable, which declined $8.6 million, positively influencing operating cash flows.

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

Future Obligations and Commitments

Contractual Obligations

        We are subject to certain contractual obligations, including long-term debt and related interest. We have net unrecognized tax benefits of $0.3 million as of December 31, 2013. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities, therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2013.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years
Long-term debt(1)	$110,994	$971	$1,942	$108,081
Interest on long-term debt(2)	27,349	6,697	12,605	8,047

Total contracted cash obligations(3)	$138,343	$7,668	$14,547	$116,128

(1)
Long-term debt obligation is presented net of discount of $0.8 million at December 31, 2013.

(2)
Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2013.

(3)
Pension obligations are excluded from this table as we are unable to estimate the timing of payments related to these obligations. The minimum required contribution to our pension plans was $0.8 million in 2013 and is expected to be $1.4 million in 2014.

Senior Credit Facilities

        Our senior credit facilities consist of a $125.0 million term loan facility and an $80.0 million revolving credit facility with a group of banks. The agreement for the term loan (the "Term Loan Credit Agreement") provides for a senior secured term loan facility in the aggregate principal amount of $125.0 million and generally bears interest at (at the our election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.

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

        The term loan was issued at a $1.25 million discount which is being amortized over the term of the term loan.

        At December 31, 2013, we had outstanding borrowings under our term loan of $111.0 million and had $13.0 million in outstanding borrowings on the revolving credit facility and remaining borrowing availability of $48.3 million.

        Our senior credit facilities include certain negative and operating covenants, including restrictions on our ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by our subsidiaries significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. The terms of our revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect us indirectly since we rely principally on distributions from our subsidiaries to have funds available for the payment of dividends. In addition, our revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10 million in any calendar year and, if certain minimum availability under our revolving credit facility is not maintained, that we comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under our revolving credit facility. At December 31, 2013, we were in compliance with the covenants in our senior credit facilities. The credit facilities are collateralized by substantially all of our assets.

        In accordance with the senior credit facilities, we are required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2013, we were not required to make an excess cash flow payment.

        Each of the senior secured facilities include a hedge provision, which required us to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans. The purpose of the interest rate swap is to reduce our exposure to interest rate volatility. Effective June 20, 2011, we entered into an interest rate swap agreement with a notional amount of $50 million. The interest rate swap negative fair value at December 31, 2013 of $0.3 million is included in other long-term liabilities on the Consolidated Balance Sheet. We have counterparty credit risk resulting from the interest rate swap, which we monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, we either receive or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). The interest rate swap contract on the term loan expires in December 2014.

Deductibility of Intangible and Goodwill Expense

        We possess a favorable tax structure with approximately $19.5 million of annual tax-deductible intangible and goodwill amortization expense over the next five years which may be utilized in the event we have sufficient taxable income to utilize such benefit.

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

        The following chart illustrates the effects of snowfall levels in the snowbelt states in a given winter on the number of units of snow and ice control equipment we shipped in the following year. Snowfall levels represent the aggregate number of inches of snowfall recorded in each of 66 cities in 26 snowbelt states across the Northeast, East, Midwest and Western United States where we have historically monitored snowfall levels. We have historically monitored snowfall levels in these cities because they represent the key metropolitan areas in the states where snowfall is a regular occurrence and coincide with our historical U.S. market. With respect to the calculation of units shipped, each year in the following chart represents the calendar year period from January 1 to December 31. With respect to the calculation of snowfall, each year in the following chart represents the period beginning on October 1 of the prior year and extending through the following March 31. Thus, for example, the number of units shipped in 2004 represents the total units of snow and ice control equipment we shipped from January 1, 2004 to December 31, 2004, whereas the 2004 snowfall level reflects snowfall in the snowbelt states in the period from October 1, 2003 through March 31, 2004. As the chart indicates, heavy snowfall levels in a given winter tend to lead to increased unit shipments of our snow and ice control equipment in the following year, whereas low snowfall levels in a given winter tend to lead to decreased units shipped of our snow and ice control equipment in the following year. Over the past 10 years, our sales of snow and ice control equipment ranged from a low of 34,457 units to a high of 66,043 units, averaging 48,081 units per year (including units sold by Blizzard Corporation prior to its acquisition by us in November 2005).

Equipment Sales Versus Snowfall

Note:    This chart is not weighted or adjusted to account for new distributors or increased market size, but does include unit sales attributable to new distributors. Further, snowfall data in this chart is not adjusted for snowfall outside of the 66 cities in the 26 states reflected. Units of equipment sales for years 2004 through 2005 are adjusted to include units sold by Blizzard Corporation prior to its acquisition by us in November 2005.

Source of snowfall data: National Oceanic and Atmospheric Administration's National Weather Service

        Snowfall levels in any given rolling ten-year period have been relatively constant. See "Business—Our Industry."

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

        Our revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our first quarter revenue has varied from approximately $8.5 million to approximately $23.5 million between 2009 and 2013. During the last five-year period, net loss during the first quarter has varied from a net loss of approximately $0.8 million to a net loss of approximately $5.7 million, with an average net loss of $3.7 million.

        While our monthly working capital has averaged approximately $60 million from 2011 to 2013, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $70.0 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

  •
  a vertically integrated business model.

        These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and sales, general and administrative expenditures to account for the year-to-year variability of our sales volumes. Management currently estimates that annual fixed overhead expenses generally range from approximately $22.0 million in low sales volume years to approximately $26.0 million in high sales volume years. Further, management currently estimates that annual sales, general and administrative expenses other than amortization generally approximate $33.0 million, but can be reduced to approximately $24.0 million to maximize cash flow in low sales volume years, and can increase to approximately $36.0 million to maintain customer service and responsiveness in high sales volume years.

        Additionally, although modest, our annual capital expenditure requirements, which are normally budgeted at $3.0 million, can be temporarily reduced by up to approximately 40% in response to actual or anticipated decreases in sales volumes. If we are unsuccessful in our asset management initiatives, the seasonality and year-to-year variability effects on our business may be compounded and in turn our results of operations and financial condition may suffer.

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

        As of December 31, 2013, we had outstanding borrowings under our term loan of $111.0 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2013 by $0.0 million, $0.2 million and $0.5 million, respectively. We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans. The swap converts $50.0 million of our term loan to a fixed interest rate of 2.085%. As of December 31, 2013, we had outstanding borrowings under our revolving credit facility of $13.0 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2013 by $0.2 million, $0.3 million and $0.4 million, respectively.

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

        Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. As allowed by the Securities and Exchange Commission guidance, management excluded from its assessment Trynex International LLC, which was acquired in 2013 and constituted 8.6% and 15.1% of total and net assets, respectively as of December 31, 2013, and 6.6% and (19.0%) of net sales and net income, respectively, for the year then ended. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992 framework). Based on its assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

        Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2013.

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2014.

DOUGLAS DYNAMICS, INC.
By:	/s/ JAMES JANIK James L. Janik President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2014.

/s/ JAMES L. JANIK James L. Janik	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ ROBERT L. MCCORMICK Robert L. McCormick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ROBERT J. YOUNG Robert J. Young	Corporate Controller and Treasurer (Controller)
/s/ MARGARET S. DANO Margaret S. Dano	Director
/s/ KENNETH W. KRUEGER Kenneth W. Krueger	Director
/s/ JAMES L. PACKARD James L. Packard	Director
/s/ JACK O. PEIFFER Jack O. Peiffer	Director
/s/ JAMES D. STALEY James D. Staley	Director
/s/ DONALD W. STURDIVANT Donald W. Sturdivant	Director
/s/ MICHAEL W. WICKHAM Michael W. Wickham	Director

Exhibit Index

Exhibit Number		Title
2.1		Asset Purchase Agreement, dated May 6, 2013 by and between Acquisition Tango LLC, TrynEx, Inc. and shareholders of Trynex, Inc. named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 6, 2013 (File No. 001-34728)].
2.2
First Amendment, dated August 6, 2013, to the Asset Purchase Agreement dated May 6, 2013 by and between TrynEx International LLC, Apex International, Inc. and shareholders of Apex International, Inc. named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed August 5, 2013 (File No. 001-34728)].
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
10.34	#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.'s Registration Statement on Form S-1 (Registration No. 333-164590) ].
10.35	#	Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.'s Annual Report on Form 10-K for the period ending December 31, 2011.]
10.36	#
Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.'s Annual Report on Form 10-K for the period ending December 31, 2012.]
10.37	#
Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.'s Annual Report on Form 10-K for the period ending December 31, 2012.]
10.38	#*	Douglas Dynamics 2014 Annual Incentive Plan.
10.39
Real Estate Purchase and Sale Agreement, dated May 6, 2013, by and between Dynamex Properties LLC and Acquisition Tango LLC [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 6, 2013 (File No. 001-34728)].
10.40	#
Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2013 (File No. 001-34728)].
21.1	*	Subsidiaries of Douglas Dynamics, Inc.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Title
31.2	*	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Proxy Statement for the 2014 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2014; except to the extent specifically incorporated by reference, the Proxy Statement for the 2014 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Dynamics, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Dynamics, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 11, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

        We have audited Douglas Dynamics, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Douglas Dynamics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TrynEx, Inc., which is included in the 2013 consolidated financial statements of Douglas Dynamics, Inc. and constituted 8.6% and 15.1% of total and net assets, respectively, as of December 31, 2013 and 6.6% and (19.0)% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Douglas Dynamics, Inc. also did not include an evaluation of the internal control over financial reporting of TrynEx, Inc.

        In our opinion, Douglas Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 11, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 11, 2014

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$19,864	$24,136
Accounts receivable, net	42,343	25,425
Inventories	27,977	30,292
Refundable income taxes paid	2,648	4,870
Deferred income taxes	4,223	3,710
Prepaid and other current assets	1,317	1,149

Total current assets	98,372	89,582
Property, plant and equipment, net	24,866	19,887
Assets held for sale	1,085	1,732
Goodwill	113,132	107,222
Other intangible assets, net	123,422	116,548
Deferred financing costs, net	2,216	2,794
Other long-term assets	1,246	606

Total assets	$364,339	$338,371

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$7,709	$5,370
Accrued expenses and other current liabilities	14,418	10,329
Short-term borrowings	13,000	—
Current portion of long-term debt	971	971

Total current liabilities	36,098	16,670
Retiree health benefit obligation	4,654	6,541
Pension obligation	7,077	14,401
Deferred income taxes	45,046	33,805
Deferred compensation	658	756
Long-term debt, less current portion	110,023	110,995
Other long-term liabilities	5,462	1,471
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,223,454 and 22,130,996 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	222	221
Additional paid-in capital	135,498	133,072
Retained earnings	20,463	27,523
Accumulated other comprehensive loss, net of tax	(862)	(7,084)

Total shareholders' equity	155,321	153,732

Total liabilities and shareholders' equity	$364,339	$338,371

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2013	2012	2011
Net sales	$194,320	$140,033	$208,798
Cost of sales	128,670	96,070	136,981

Gross profit	65,650	43,963	71,817
Selling, general, and administrative expense	31,872	19,895	26,435
Intangibles amortization	5,625	5,199	5,201
Impairment of assets held for sale	647	—	—

Income from operations	27,506	18,869	40,181
Interest expense, net	(8,328)	(8,393)	(8,918)
Loss on extinguishment of debt	—	—	(673)
Other expense, net	(161)	(320)	(218)

Income before taxes	19,017	10,156	30,372
Income tax expense	7,378	4,144	11,332

Net income	$11,639	$6,012	$19,040

Less: Net income attributable to participating securities	179	69	233

Net income attributable to common shareholders	$11,460	$5,943	$18,807

Earnings per share:
Basic earnings per common share attributable to common shareholders	$0.52	$0.27	$0.87
Earnings per common share assuming dilution attributable to common shareholders	$0.51	$0.26	$0.85
Cash dividends declared and paid per share	$0.84	$0.82	$1.18

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended December 31,
	2013	2012	2011
Net income	$11,639	$6,012	$19,040
Adjustment for pension and postretirement benefit liability, net of tax of ($3,838) in 2013, ($219) in 2012 and $1,560 in 2011	6,062	349	(2,658)
Adjustment for interest rate swap, net of tax of ($102) in 2013, ($30) in 2012, and $230 in 2011	160	47	(391)

Comprehensive income	$17,861	$6,408	$15,991

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars In Thousands)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Shareholders' Notes Receivable	Retained Earnings
	Shares	Dollars					Total
Balance at December 31, 2010	21,579,655	$216	$127,695	$(482)	$46,495	$(4,431)	$169,493

Net income	—	—	—	—	19,040	—	19,040
Dividends paid	—	—	—	—	(25,793)	—	(25,793)
Adjustment for pension and postretirement benefit liability, net of tax of $1,560	—	—	—	—	—	(2,658)	(2,658)
Adjustment for interest rate swap, net of tax of $230	—	—	—	—	—	(391)	(391)
Interest on shareholders' notes receivable	—	—	—	(7)	—	—	(7)
Repayment of shareholders' note receivable	—	—	—	489	—	—	489
Shares issued for options exercised	319,383	3	1,340	—	—	—	1,343
Stock based compensation	121,656	1	1,872	—	—	—	1,873

Balance at December 31, 2011	22,020,694	$220	$130,907	$—	$39,742	$(7,480)	$163,389

Net income	—	—	—	—	6,012	—	6,012
Dividends paid	—	—	—	—	(18,231)	—	(18,231)
Adjustment for pension and postretirement benefit liability, net of tax of ($219)	—	—	—	—	—	349	349
Adjustment for interest rate swap, net of tax of ($30)	—	—	—	—	—	47	47
Stock based compensation	110,302	1	2,165	—	—	—	2,166

Balance at December 31, 2012	22,130,996	$221	$133,072	$—	$27,523	$(7,084)	$153,732

Net income	—	—	—	—	11,639	—	11,639
Dividends paid	—	—	—	—	(18,699)	—	(18,699)
Adjustment for pension and postretirement benefit liability, net of tax of ($3,838)	—	—	—	—	—	6,062	6,062
Adjustment for interest rate swap, net of tax of ($102)	—	—	—	—	—	160	160
Shares withheld on restricted stock vesting	—	—	(160)	—	—	—	(160)
Stock based compensation	92,458	1	2,586	—	—	—	2,587

Balance at December 31, 2013	22,223,454	$222	$135,498	$—	$20,463	$(862)	$155,321

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities
Net income	$11,639	$6,012	$19,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,693	8,018	8,176
Amortization of deferred financing costs and debt discount	758	955	832
Loss on extinguishment of debt	—	—	673
Loss recognized on impairment of assets held for sale	647	—	—
Stock-based compensation	2,587	2,166	1,873
Provision for losses on accounts receivable	329	259	47
Deferred income taxes	10,728	8,090	6,497
Earnout liability	3,951	—	—
Changes in operating assets and liabilities:
Accounts receivable	(16,643)	8,335	2,974
Inventories	6,445	(6,287)	(524)
Prepaid and other assets and refundable income taxes	1,717	(5,459)	201
Accounts payable	1,559	330	2,193
Accrued expenses and other current liabilities	2,885	(6,171)	4,554
Deferred compensation	(98)	(156)	(155)
Benefit obligations and other long-term liabilities	(2,949)	(473)	1,347

Net cash provided by operating activities	32,248	15,619	47,728
Investing activities
Capital expenditures	(2,775)	(1,446)	(2,373)
Proceeds from sale of equipment	—	80	67
Acquisition of Trynex	(26,734)	—	—

Net cash used in investing activities	(29,509)	(1,366)	(2,306)
Financing activities
Shares withheld on restricted stock vesting paid for employees' taxes	(160)	—	—
Proceeds from exercise of stock options	—	—	1,343
Collection of shareholders' notes receivable	—	—	482
Payments of financing costs	—	(168)	(3,471)
Borrowings on long-term debt	—	—	123,750
Dividends paid	(18,699)	(18,231)	(25,793)
Revolver borrowings	13,000	—	—
Repayment of long-term debt	(1,152)	(11,150)	(122,450)

Net cash used in financing activities	(7,011)	(29,549)	(26,139)

Change in cash and cash equivalents	(4,272)	(15,296)	19,283
Cash and cash equivalents at beginning of year	24,136	39,432	20,149

Cash and cash equivalents at end of year	$19,864	$24,136	$39,432

Supplemental disclosure of cash flow information
Income taxes paid	$2,355	$1,558	$2,479
Interest paid	$7,597	$7,435	$7,767

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

        Douglas Dynamics, Inc., (the "Company") is the North American leader in the design, manufacture and sale of snow and ice control equipment for light trucks, which is comprised of snowplows and sand and salt spreaders, and related parts and accessories. The Company's products are sold through a network of over 2,100 points of sale. Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). The Company sells its products under the WESTERN®, FISHER®, BLIZZARD®, SNOWEX®, TURFEX® and SWEEPEX® brands which are among the most established and recognized in the industry. The Company is headquartered in Milwaukee, WI and currently has manufacturing facilities in Milwaukee, WI, Rockland, ME, and Madison Heights, MI. The Company closed its Johnson City, TN facility in August 2010 which it currently is holding for sale. The Company operates as a single segment.

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

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest.

Financing program

        The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2013, 2012 and 2011, distributors financed purchases of $2,926, $1,579 and $2,752 through this financing program, respectively. At both December 31, 2013 and December 31, 2012, there were $0 of uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2013 and 2012 was $1,300 and $943, respectively. The Company was required to repurchase repossessed inventory of $0, $233, and $41 for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

        In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

        As required by the debt agreement the Company entered into in the second quarter of 2011, the Company entered into an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). See Consolidated Statement of Comprehensive income (loss) for treatment of gains and losses on the interest rate swap agreement.

Inventories

        Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first-in, first-out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

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

        Depreciation expense was $3,068, $2,819, and $2,975 for the years ended December 31, 2013, 2012 and 2011, respectively.

        Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $3,509, $2,855 and $4,025 for the years ended December 31, 2013, 2012 and 2011, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in the results of operations.

Impairment of long-lived assets

        Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long-lived assets were impaired as of December 31, 2013 and 2012.

Goodwill and other intangible assets

        Goodwill and indefinite-lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite-lived intangible assets is estimated based upon a market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting unit to its carrying value. The Company has determined it has one reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss may be

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

recognized. The Company has determined that goodwill and indefinite lived assets were not impaired as of December 31, 2013 and 2012.

        Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangible over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 19.5 years and noncompete agreements over 5 years. The Company has determined that finite lived intangible assets were not impaired as of December 31, 2013 and 2012.

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

Deferred financing costs

        The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at January 1, 2011	$953
Write-off of unamortized deferred financing costs	(335)
Deferred financing costs capitalized on new debt	3,471
Amortization of deferred financing costs	(687)

Balance at December 31, 2011	3,402
Deferred financing costs capitalized on new debt	168
Amortization of deferred financing costs	(776)

Balance at December 31, 2012	2,794
Amortization of deferred financing costs	(578)

Balance at December 31, 2013	$2,216

        For the year ended December 31, 2012, the Company extended the term on its revolving line of credit and capitalized $168 of deferred financing costs associated with the refinancing. For the year ended December 31, 2011, the Company recorded the write-off of deferred financing costs as a loss on

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

extinguishment of debt, in the consolidated statements of income as a result of an amendment to the Company's term loan facility. The amendment of the term loan facility resulted in a significant modification of the debt which resulted in the write off of unamortized capitalized deferred financing costs of $335.

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

        The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at 12/31/2013	Fair Value at 12/31/2012
Assets:
Other assets(a)	$1,127	$491

Total Assets	$1,127	$491

Liabilities:
Long term debt(b)	110,439	110,566
Other long-term liabilities—
Earnout—Trynex(c)	3,587	—
Interest rate swap(d)	282	544

Total Liabilities	$114,308	$111,110

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

(c)
Included in other long term liabilities is an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of substantially all of TrynEx's assets. The carrying amount of the earn out approximates its fair value. Fair value is based upon

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

  Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

2013
Balance at January 1	$—
Additions	3,587
Adjustments to fair value	—

Balance at December 31	$3,587

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

        No distributor represented more than 10% of the Company's net sales or accounts receivable during the years ended December 31, 2013, 2012 and 2011.

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

        The Company offers a variety of discounts and sales incentives to its distributors. The estimated liability for sales discounts and allowances is recorded at the time of sale as a reduction of net sales. The liability is estimated based on the costs of the program, the planned duration of the program and historical experience.

Cost of sales

        Cost of sales includes all costs associated with the manufacture of the Company's products, including raw materials, purchased parts, freight, plant operating expenses, property insurance and

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

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

Advertising expenses

        Advertising expenses include costs for the production of marketing media, literature, CD-ROM, and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $3,037, $1,815 and $2,718 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also provides its distributors with pre-approved, cooperative advertising programs, which are recorded as advertising expense in selling, general and administrative expense. All costs associated with the Company's advertising programs are expensed as incurred.

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

Comprehensive income (loss)

        Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner resources and is comprised of net income or loss and "other comprehensive income (loss)". The Company's other comprehensive income (loss) is comprised of the adjustments for pension and

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

2. Summary of Significant Accounting Policies (Continued)

postretirement benefit liabilities as well as the impact of its interest rate swap. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. The Company does not expect to record any unrecognized loss into earnings in the next twelve months. Additionally, other comprehensive income (loss) includes the net income (loss) of the Company plus/minus the Company's adjustments for its defined benefit retirement plans based on the measurement date as of the Company's year-end. See Note 19 for the components of accumulated other comprehensive loss.

Segment Reporting

        The Company operates in and reports as a single operating segment, which is the manufacture and sale of snow and ice control products. Net sales are generated through the sale of snow and ice control products and accessories to distributors. The chief operating decision maker (the Company's Chief Executive Officer) manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company's identifiable assets are located in the United States. The Company's sales outside North America are not material, representing less than 3% of net sales.

        The Company's product offerings primarily consist of snow and ice control products and accessories. Equipment and parts and accessories are each a similar class of products based on similar customer usage.

	Year ended December 31,
	2013	2012	2011
Equipment	$164,460	$123,308	$177,806
Parts and accessories	29,860	16,725	30,992

Net Sales	$194,320	$140,033	$208,798

3. Acquisition

        On May 6, 2013, the Company acquired substantially all of the assets of TrynEx for the purpose of expanding its current market presence in the snow and ice segment. Total consideration paid was $26,734 including an estimated working capital adjustment. The working capital adjustment was further adjusted to reduce the purchase price at December 31, 2013 by $262 which the Company received after the date of these financial statements. The acquisition was financed with $28,000 of revolver borrowings under the Company's credit facility discussed in Note 7. The Company incurred $1,239 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Consolidated Statements of Income.

        The TrynEx purchase agreement includes contingent consideration in the form of an earnout capped at $7,000. Under the earnout the former owners of TrynEx are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2014, 2015 and 2016. On August 5, 2013, the purchase agreement was amended to remove the requirement that the former owners of TrynEx remain employed in the 2014 and 2015 performance

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

3. Acquisition (Continued)

periods, resulting in recognition of the fair value of the contingent consideration for 2014 and 2015 of $3,587 at that date. The requirement of continued employment remains in place for the 2016 performance period.

        The following table summarizes the allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable	604
Inventories	4,130
Other current assets	29
Property and equipment	5,272
Goodwill	5,910
Intangible assets	12,499
Accounts payable and other liabilities	(1,972)

Total	$26,472

        The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. The Company is amortizing its goodwill for income tax purposes over a fifteen-year period starting at the date of acquisition. The acquired intangible assets include customer relationships of $8,820 being amortized over 19.5 years, patents of $1,320 being amortized over 17 years and trademarks of $2,359 being amortized over 25 years.

        The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company's financial statements from the date of acquisition. From the date of acquisition through December 31, 2013, the TrynEx assets contributed $12,879 of revenues and ($3,334) of pre-tax operating losses, including $4,506 of certain purchase accounting expenses, related to the Company.

4. Inventories

        Inventories consist of the following:

	December 31,
	2013	2012
Finished goods and work-in-process	$26,175	$29,119
Raw material and supplies	1,802	1,173

	$27,977	$30,292

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

5. Property, plant and equipment

        Property, plant and equipment are summarized as follows:

	December 31,
	2013	2012
Land	$1,160	$960
Land improvements	1,849	1,768
Buildings	16,743	12,852
Machinery and equipment	25,756	24,286
Furniture and fixtures	8,772	7,465
Mobile equipment and other	1,267	1,138
Construction-in-process	1,113	351

Total property, plant and equipment	56,660	48,820
Less accumulated depreciation	(31,794)	(28,933)

Net property, plant and equipment	$24,866	$19,887

6. Other Intangible Assets

        The following is a summary of the Company's other intangible assets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
December 31, 2013:
Indefinite-lived intangibles:
Trademark and tradenames	$60,000	$—	$60,000
Amortizable intangibles:
Dealer network	80,000	39,000	41,000
Customer relationships	10,820	1,404	9,416
Patents	16,436	6,293	10,143
Noncompete agreements	5,050	5,050	—
Trademarks	5,459	2,596	2,863
License	20	20	—

Amortizable intangibles, net	117,785	54,363	63,422

Total	$177,785	$54,363	$123,422

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

6. Other Intangible Assets (Continued)

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
December 31, 2012:
Indefinite-lived intangibles:
Trademark and tradenames	$60,000	$—	$60,000
Amortizable intangibles:
Dealer network	80,000	35,000	45,000
Customer relationships	2,000	956	1,044
Patents	15,116	5,491	9,625
Noncompete agreements	5,050	5,050	—
Trademark—Blizzard	3,100	2,221	879
License	20	20	—

Amortizable intangibles, net	105,286	48,738	56,548

Total	$165,286	$48,738	$116,548

        Amortization expense for intangible assets was $5,625, $5,199 and $5,201 for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for the next five years is as follows:

2014	$5,818
2015	5,767
2016	5,508
2017	5,508
2018	5,508

        The weighted average remaining life for intangible assets is 12.1 years.

7. Long-Term Debt

        Long-term debt is summarized below:

	December 31,
	2013	2012
Term Loan, net of debt discount of $766 and $946 at December 31, 2013 and December 31, 2012, respectively	$110,994	$111,966
Less current maturities	971	971

	$110,023	$110,995

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

7. Long-Term Debt (Continued)

        The scheduled maturities on long-term debt at December 31, 2013, are as follows:

2014	971
2015	971
2016	971
2017	971
2018	107,110

$110,994

        The Company's senior credit facilities consist of a $125,000 term loan facility and an $80,000 revolving credit facility with a group of banks. The agreement for the term loan (the "Term Loan Credit Agreement") provides for a senior secured term loan facility in the aggregate principal amount of $125,000 and generally bears interest at (at the Company's election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.

        The revolving credit facility as amended and restated (the "Revolving Credit and Guaranty Agreement") provides that the Company has the option to select whether borrowings will bear interest at either (i) 1.75% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Company's amended and restated revolving credit facility is April 17, 2017, and the Company's term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018. The Company incurred and paid interest expense of $446 related to its revolving credit facility borrowings in the year ended December 31, 2013 at an average rate of 2.0%.

        The term loan was issued at a $1,250 discount which is being amortized over the term of the term loan.

        At December 31, 2013, the Company had outstanding borrowings under the term loan of $110,994 and $13,000 of outstanding borrowings on the revolving credit facility and remaining borrowing availability of $48,324.

        The Company's senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

7. Long-Term Debt (Continued)

Company's subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company's revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company's revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company's revolving credit facility. At December 31, 2013, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

        In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2013, the Company was not required to make an excess cash flow payment.

        Each of the senior secured facilities include a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision required the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans. The purpose of the interest rate swap is to reduce the Company's exposure to interest rate volatility. Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000. The interest rate swap negative fair value at December 31, 2013 and 2012 of $282 and $544, respectively, is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%). The interest rate swap contract on the term loan expires in December 2014.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

8. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2013	2012
Payroll and related costs	$2,857	$1,429
Employee benefits	4,522	2,731
Accrued warranty	3,808	3,628
Other	3,231	2,541

	$14,418	$10,329

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

        The following is a rollforward of the Company's warranty liability:

	December 31,
	2013	2012	2011
Balance at the beginning of the period	$3,628	$4,188	$3,399
Establish warranty liability for Trynex	600	—	—
Warranty provision	1,452	846	3,386
Claims paid/settlements	(1,872)	(1,406)	(2,597)

Balance at the end of the period	$3,808	$3,628	$4,188

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

10. Income Taxes

        The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2013	2012	2011
Current:
Federal	$712	$(3,994)	$2,697
State	(190)	289	326

	522	(3,705)	3,023
Deferred:
Federal	5,582	7,375	7,855
State	1,274	474	454

	6,856	7,849	8,309

	$7,378	$4,144	$11,332

        A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Federal income tax expense at statutory rate	$6,656	$3,555	$10,630
State taxes, net of federal benefit	236	218	1,522
Valuation allowance changes	—	451	(47)
Change in uncertain tax positions, net	8	8	(150)
Research and development credit	(305)	(26)	(111)
Rate change	758	67	(162)
Manufacturing tax benefits	(44)	—	(552)
Other	69	(129)	202

	$7,378	$4,144	$11,332

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

10. Income Taxes (Continued)

        Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$401	$223
Inventory reserves	638	445
Warranty liability	1,455	1,346
Deferred compensation	570	383
Earnout liability	1,531	—
Pension and retiree health benefit obligations	(869)	7,072
Accrued vacation	587	631
Medical claims reserve	263	261
State net operating losses	3,294	2,633
Other accrued liabilities	865	746
Valuation allowance for state net operating losses	(1,395)	(1,374)

Total deferred tax assets	7,340	12,366
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(45,872)	(39,664)
Accelerated depreciation	(2,040)	(2,205)
Other	(251)	(592)

Total deferred tax liabilities	(48,163)	(42,461)

Net deferred tax liabilities	$(40,823)	$(30,095)

        Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

        State operating loss carry forwards for tax purposes are $64,378 at December 31, 2013, and will result in future tax benefits of approximately $3,294. These loss carry-forwards will begin to expire in 2019. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability and future projections of profitability, the Company concluded that a valuation allowance of approximately $1,395 is necessary at December 31, 2013 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit.

        A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2013	2012
Balance at beginning of year	$328	$320
Increases for tax position taken in prior years	8	8

Balance at the end of year	$336	$328

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

10. Income Taxes (Continued)

        The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $219 at December 31, 2013. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $70 and $62 of accrued interest and penalties is reported as an income tax liability at December 31, 2013 and 2012, respectively. The liability for unrecognized tax benefits is reported in Other Long-term Liabilities on the consolidated balance sheets at December 31, 2013 and 2012.

        The Company files income tax returns in the United States (Federal), Wisconsin (state), Maine (state) and various other states. Tax years open to examination by tax authorities under the statute of limitations include 2011, 2012 and 2013 for Federal and 2009 through 2013 for most states. Tax returns for the 2013 tax year have not yet been filed.

11. Deferred Compensation

        The Company has a long-term incentive compensation plan covering certain management employees. Under the terms of the plan, prior to December 31, 2010 participants earned (lost) additional compensation based upon a percentage of the Company's cash flow from operations reduced by capital expenditures under a predetermined formula. In addition, participants' account balances under the plan increased or decreased on an annual basis based upon the Company's cash flow from operations reduced by capital expenditures under a predetermined formula. Amounts credited to participant accounts under the plan were, and continue to be as of December 31, 2013, non-forfeitable unless a participant is terminated for cause or voluntarily terminates his or her employment with the Company. In either of these events, the terminated participant will forfeit any positive amounts allocated to his or her account for the two years preceding the year of termination.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

11. Deferred Compensation (Continued)

        Activity for the plan is as follows:

	December 31
	2013	2012
Balance at beginning of year	$911	$1,067
Payments to current and former participants	(155)	(156)

Balance at end of year	756	911
Less current portion	(98)	(155)

Long term balance at end of year	$658	$756

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

        The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

	December 31
	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$36,209	$32,800
Service cost	246	268
Interest cost	1,449	1,482
Actuarial (gain) loss	(5,031)	2,944
Benefits paid	(1,158)	(1,285)

Benefit obligation at end of year	31,715	36,209
Change in plan assets:
Fair value of plan assets at beginning of year	21,808	18,637
Actual return on plan assets	3,160	2,442
Employer contributions through December 31	828	2,014
Benefits paid	(1,158)	(1,285)

Fair value of plan assets at end of year	24,638	21,808

Funded Status: accrued pension liability	$(7,077)	$(14,401)

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

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

        The components of net periodic pension cost consisted of the following for the years ended December 31,

	2013	2012	2011
Component of net periodic pension cost:
Service cost	$246	$268	$961
Interest cost	1,449	1,482	1,539
Expected return on plan assets	(1,409)	(1,274)	(1,357)
Amortization of net loss	1,205	770	454

Net periodic pension cost	$1,491	1,246	$1,597

        The accumulated benefit obligation for all pension plans as of December 31, 2013 and 2012, was $31,623 and $34,949, respectively.

        In accordance with its adoption of ASC 715-20, the Company uses December 31 as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2013	2012	2011
Discount rates	4.1%	4.6%	5.5%
Rates of increase in compensation levels:
Salaried	3.5	3.5	3.5
Hourly	N/A	N/A	N/A
Expected long-term rate of return on assets	7.25	7.25	8.0

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        The discount rate used to determine the benefit obligation at December 31, 2012 was 4.1% for both hourly and salaried pension plans. Meanwhile the discount rate used to determine the benefit obligation at December 31, 2013 was 4.9% and 4.8% for the hourly and salaried pension plans, respectively.

        For 2014, the expected long-term rate of return on plan assets is 7.25%. To determine the long-term rate of return assumption for plan assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

        The expected benefit payments under the pension plans are as follows:

2014	$1,330
2015	1,340
2016	1,360
2017	1,400
2018	1,440
2019 - 2023	8,250

        The Company made required minimum pension funding contributions of $828 to the pension plans in 2013 and currently expects to make $1,410 of required minimum pension funding contributions in 2014.

        The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans, which is designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The current weighted-average target asset allocations are reflective of actual investments at December 31, 2013 and 2012. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances.

        The Company's weighted-average asset allocation and actual allocation for the qualified pension plans by asset category at December 31 is as follows:

	Target	2013		2012
Large Cap Equity	37%	$7,373	30%	$6,766	31%
Mid Cap Equity	4%	938	4%	859	4%
Small Cap Equity	3%	935	4%	876	4%
International Equity	12%	2,485	10%	2,448	11%
Emerging markets Equity	2%	617	2%	598	3%
Fixed Income and Cash Equivalents	34%	9,830	40%	8,019	37%
Real Estate	8%	2,460	10%	2,242	10%

Total	100%	$24,638	100%	$21,808	100%

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

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

        The fair values of the Company's pension plan assets as of December 31, 2013 are as follows:

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$13,582	$—	$13,582	$—
Fixed-income holdings	9,830	—	9,830	—
Alternative investments	1,226	—	—	1,226

Total pension plan assets	$24,638	$—	$23,412	$1,226

        The fair values of the Company's pension plan assets as of December 31, 2012 are as follows:

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$12,672	$—	$12,672	$—
Fixed-income holdings	8,019	—	8,019	—
Alternative investments	1,117	—	—	1,117

Total pension plan assets	$21,808	$—	$20,691	$1,117

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

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3):

	December 31,
	2013	2012
Balance, beginning of year	$1,117	$1,096
Deposits	41	187
Actual return on plan assets held at reporting date	149	125
Withdrawals	(81)	(291)

Balance, end of year	$1,226	$1,117

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

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,812	$8,402
Service cost	250	281
Interest cost	245	360
Participant contributions	100	103
Changes in actuarial assumptions	(2,085)	(1,590)
Benefits paid	(448)	(744)

Projected benefit obligation at end of year	$4,874	$6,812

Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$220	$271
Retiree health benefit obligation	4,654	6,541

	$4,874	$6,812

        The components of postretirement healthcare benefit cost consisted of the following for the years ended December 31,

	2013	2012	2011
Component of net postretirement health benefit cost:
Service cost	$250	$281	$263
Interest cost	245	360	407
Amortization of net gain	(172)	(17)	(61)

Net postretirement healthcare benefit cost	$323	$624	$609

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

        The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2013	2012	2011
Discount rate	3.7%	4.4%	5.5%
Immediate healthcare cost trend rate	7.0	8.0	9.0
Ultimate healthcare cost trend rate	4.5	4.5	5.0
Assumed annual reduction in trend rate	*	**	***
Participation	80	80	80

*
Health Care Cost Trend rate is assumed to be 7.0% beginning in 2013 gradually reducing to an ultimate rate of 4.5% in 2020.

**
Health Care Cost Trend rate is assumed to be 8.0% beginning in 2012 gradually reducing to an ultimate rate of 4.5% in 2019.

***
Health Care Cost Trend rate is assumed to be 9.0% beginning in 2011 gradually reducing to an ultimate rate of 5.0% in 2017.

        The discount rate used to determine the benefit obligation at December 31, 2013 and 2012 is 4.5% and 3.7%, respectively. For December 31, 2013, the health care cost trend rate is assumed to be 7.0% for participants under 65 and 5.0% for those over 65 beginning in 2014 gradually reducing to an ultimate rate of 4.5% in 2020 for both participants under 65 and over 65. For December 31, 2012, the health care cost trend rate is assumed to be 8.0% for participants under 65 and 6.0% for those over 65 beginning in 2013 gradually reducing to an ultimate rate of 4.5% in 2021 for both participants under 65 and over 65. For December 31, 2011, the health care cost trend rate is assumed to be 8.0% beginning in 2012 gradually reducing to an ultimate rate of 4.5% in 2019.

        A one percentage point change in the healthcare cost trend rate would have the following effect at December 31, 2013:

	1% Increase	1% Decrease
Effect on total service and interest cost	$51	$(44)
Effect on postretirement benefit obligation	555	(482)

        Amounts included in other comprehensive loss, net of tax, at December 31, 2013, which have not yet been recognized in net periodic pension or OPEB cost, were net actuarial gain (loss) of ($2,912) and $2,234 for the pension plans and postretirement healthcare benefit plans, respectively. The estimated actuarial gain (loss) for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension or OPEB cost during 2014 are ($202) and $398 for the pension plans and postretirement healthcare benefit plans, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans (Continued)

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

        As determined by the provisions of the plan, the Company matches a portion of the employees' basic voluntary contributions. The Company matching contributions to the plan were approximately $213, $198 and $140 for the years ended December 31, 2013, 2012 and 2011, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non-discretionary employer contributions. The Company made non-discretionary employer contributions of $807 and $871 in the years ended December 31, 2013 and December 31, 2012, respectively.

Non-qualified plan

        The Company also maintains a supplemental non-qualified plan for certain officers and other key employees. Expense for this plan was $450 and $471 for the years ended December 31, 2013 and December 31, 2012, respectively. The amount accrued was $1,105 and $497 as of December 31, 2013 and December 31, 2012, respectively. Amounts were determined based on the fair value of the liability at December 31, 2013 and December, 31, 2012, respectively.

13. Stock-Based Compensation

Amended and Restated 2004 Stock Incentive Plan

        In connection with the IPO, in May 2010, the Company's Board of Directors and stockholders amended and restated the Company's 2004 Stock Incentive Plan (as amended and restated, the "A&R 2004 Plan") and certain outstanding award agreements thereunder, to among other things, eliminate the ability of the holders thereunder to use a promissory note to pay any portion of the exercise price of the options, to provide that the use of "net exercises" to pay any portion of the exercise price of the options shall be at the sole discretion of the committee administering the A&R 2004 Plan, and to effect certain ministerial changes under the A&R 2004 Plan. In addition, in connection with the IPO, the Board of Directors also resolved not to issue any further awards under the A&R 2004 Plan. As of December 31, 2013, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the A&R 2004 Plan. All outstanding options are fully vested. All options expire 10 years from the date of grant.

2010 Stock Incentive Plan

        In connection with the IPO, in May 2010, the Company's Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the "2010 Plan"). The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2013, the Company had 1,595,858 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

        The following table summarizes information with respect to the Company's stock option activity under the A&R 2004 Plan for the years ended December 31, 2013, 2012 and 2011.

	December 31, 2013		December 31, 2012		December 31, 2011
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding—beginning of year	37,240	$4.21	37,240	$4.21	356,623	$4.21
Granted	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Exercised	—	—	—	—	(319,383)	4.21

Outstanding—end of year	37,240	$4.21	37,240	$4.21	37,240	$4.21

Exercisable—end of year	37,240	$4.21	37,240	$4.21	37,240	$4.21

        No stock options were exercised in either of the years ended December 31, 2013 or December 31, 2012. Certain of the Company's option holders exercised 319,383 stock options during the year ended December 31, 2011, of which 184,236 options were exercised utilizing a broker assisted cashless exercise. The options exercised were granted under APB 25 with an exercise price equal to fair value at date of grant, and accordingly so, no compensation expense was recorded at the time of grant. The Company did not bear the risk and rewards of the options and thus, did not record stock based compensation expense. The option holders paid the Company the required exercise price for the remaining options at the time of exercise and therefore the Company did not record any stock based compensation expense.

        As of December 31, 2013, 2012 and 2011, the weighted-average remaining contractual life of all outstanding options was 2.7, 3.7 and 4.7 years, respectively. As of December 31, 2013, 2012 and 2011, the weighted-average remaining contractual life of all exercisable options was 2.7, 3.7 and 4.7 years, respectively.

        The aggregate intrinsic value of the options at December 31, 2013 was $470 for both options outstanding and exercisable. The aggregate intrinsic value of the options at December 31, 2012 was $379 for both options outstanding and exercisable. There were no options exercised for the years ended December 31, 2013 and December 31, 2012. The aggregate intrinsic value of stock options exercised during 2011 was $3,200.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

Restricted Stock

        Restricted stock carries both voting and dividend rights. A summary of restricted stock activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Shares	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Term
Unvested at December 31, 2010	242,088	$11.68	4.01 years
Granted	43,690	14.99	2.00 years
Vested	(50,111)	11.77	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2011	235,667	12.27	2.83 years
Granted	42,077	14.57	2.00 years
Vested	(68,921)	12.61	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2012	208,823	12.63	1.94 years
Granted	44,022	14.78	2.00 years
Vested	(82,942)	12.97	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2013	169,903	$13.03	1.34 years

Expected to vest in the future at December 31, 2013	163,786	$13.03	1.34 years

        The fair value of the Company's restricted stock awards is the closing stock price on the date of grant. The Company recognized $1,126 , $1,092, and $848 of compensation expense related to restricted stock awards for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively. The unrecognized compensation expense for shares expected to vest as of December 31, 2013 and December 31, 2012 was approximately $1,218 and $1,685, respectively.

Unrestricted Stock

        The Company did not grant any shares of unrestricted stock in the year ended December 31, 2013. The Company granted 58,441, and 68,224 shares of unrestricted stock as performance based awards under the 2010 plan in the years ended December 31, 2012 and December 31, 2011, respectively. The fair value of the Company's unrestricted stock awards is the closing stock price on the date of grant, or $12.94, and $15.01 per share, for grants in years ended December 31, 2012 and December 31, 2011, respectively. The Company recognized $756 and $1,024 of compensation expense related to unrestricted stock awards granted for the years ended December 31, 2012 and December 31, 2011, respectively. The shares of unrestricted stock subject to awards granted in 2011 were issued in March 2012, while the shares of unrestricted stock subject to awards granted in 2012 were issued in March 2013. There is no

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

required vesting period for the unrestricted shares of stock as recipients are entitled to the shares following grant and satisfaction of performance requirements of the award, both of which occurred by the years ended December 31, 2011 and December 31, 2012.

Restricted Stock Units

        Restricted stock units ("RSUs") are granted to both non-employee directors and management. Prior to 2013, RSUs were only issued to directors. However, in 2013, the Company changed the timing and form of management's annual stock grants and began to grant RSUs to management. For both non-employee directors and maangement, RSUs carry dividend equivalent rights but do not carry voting rights. Each RSU represents the right to receive one share of the Company's common stock and is subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

        In 2013, the Company's compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $261 in additional expense in the year ended December 31, 2013 as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. The Company's nominating and governance committee also approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

        A summary of RSU activity for the years ended December 31, 2013 and 2012 is as follows:

	Shares	Weighted Average Grant Date Fair value	Weighted Average Remaining Contractual Term
Unvested at December 31, 2010	—	—	—
Granted	20,612	$15.21	—
Vested	(1,719)	15.25	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2011	18,893	15.20	2.00 years
Granted	14,367	14.35	1.02 years
Vested	(7,214)	15.21	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2012	26,046	14.73	0.72 years
Granted	70,324	14.52	0.82 years
Vested	(53,022)	14.68
Cancelled and forfeited	—	—	—

Unvested at December 31, 2013	43,348	$14.46	1.55 years

Expected to vest in the future at December 31, 2013	41,787	$14.46	1.55 years

        The Company recognized $852 of compensation expense related to the RSU awards in the year ended December 31, 2013. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2013, expected to be earned through the requisite service period was approximately $357 and is expected to be recognized through 2016.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

13. Stock-Based Compensation (Continued)

Performance Share Unit Awards

        The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2013 that are subject to performance conditions. Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs of which one third will vest immediately upon issuance. The remaining RSU's issued will be subject to vesting over the two years following the end of the performance period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. As of December 31, 2013, the performance conditions for share units granted in the year ended December 31, 2013 have been met. Thus, in the first quarter of 2014, management estimates that 74,516 performance shares units will be converted into RSU's. Upon conversion the first third of the RSU's issued will immediately vest and converted into common shares. The remaining two thirds of the RSU's issued will vest ratably over the remaining two-year vesting period. The fair value per share of the awards is the closing stock price on the date of grant, which was $14.40. The Company recognized $609 of compensation expense related to the awards in the year ended December 31, 2013. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2013, expected to be recognized through the requisite service period was $453 and is expected to be recognized through 2016.

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

        All restricted stockholders and RSU holders participate in dividends. Thus, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

14. Earnings Per Share (Continued)

(distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

	2013	2012	2011
Basic earnings per common share
Net income	$11,639	$6,012	$19,040
Less income allocated to participating securities	179	69	233

Net income allocated to common shareholders	$11,460	$5,943	$18,807

Weighted average common shares outstanding	22,029,374	21,894,569	21,650,736

	$0.52	$0.27	$0.87

Earnings per common share assuming dilution
Net income	$11,639	$6,012	$19,040
Less income allocated to participating securities	179	69	233

Net income allocated to common shareholders	$11,460	$5,943	$18,807

Weighted average common shares outstanding	22,029,374	21,894,569	21,650,736
Incremental shares applicable to stock based compensation	37,800	69,742	163,881

Weighted average common shares assuming dilution	22,067,174	21,964,311	21,814,617

	$0.51	$0.26	$0.85

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

16. Impairment of Assets Held For Sale

        During the first quarter of 2013, the Company lowered the asking price for its assets held for sale. The Company recorded assets held for sale on its balance sheet in conjunction with the closure of the Johnson City, Tennessee location in 2010. The land and building have been held for sale since the closure. In an effort to stimulate sales activity, the Company lowered the listed sale price which caused the Company to reassess the fair value of the assets held for sale. The Company valued the fair value of the assets held for sale based upon Level 2 market price inputs for similar assets. The Company used comparable properties sold and held for sale in the Johnson City, TN industrial real estate market to determine an appropriate fair value. Consequently, the Company incurred a $647 loss recognized on the impairment of assets held for sale and is included in "Impairment of assets held for sale" on the Consolidated Statements of Income (Loss).

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

17. Stockholders' equity

Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company's certificate of incorporation, the Company's board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2013 and 2012, no shares of preferred stock were issued and outstanding.

Common Stock

        The Company has 200,000,000 shares of common stock authorized, of which 22,223,454 and 22,130,996 shares were issued and outstanding as of December 31, 2013 and 2012, respectively. The par value of the common stock is $0.01 per share.

        The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company's assets and funds remaining after payment of liabilities.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

18. Valuation and qualifying accounts

        The Company's valuation and qualifying accounts for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Balance at beginning of year	Additions charged to earnings	Changes to reserve, net(1)	Balance at end of year
Year ended December 31, 2013
Allowance for doubtful accounts	$600	$329	$122	$1,051
Reserves for inventory	1,199	757	(357)	1,599
Valuation of deferred tax assets	1,374	—	21	1,395
Year ended December 31, 2012
Allowance for doubtful accounts	$1,247	$259	$(906)	$600
Reserves for inventory	1,288	715	(804)	1,199
Valuation of deferred tax assets	830	—	544	1,374
Year ended December 31, 2011
Allowance for doubtful accounts	$1,200	$1,106	$(1,059)	$1,247
Reserves for inventory	1,404	1,080	(1,196)	1,288
Valuation of deferred tax assets	877	—	(47)	830

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

19. Changes in Accumulated Other Comprehensive Loss by Component

        Changes to accumulated other comprehensive loss by component for the year ended December 31, 2013 is as follows:

	Unrealized Net Loss on Interest Rate Swap	Retiree Health Benefit Obligation	Pension Obligation	Total
Balance at December 31, 2012	$(344)	$1,063	$(7,803)	$(7,084)
Other comprehensive gain (loss) before reclassifications	(22)	1,066	4,154	5,197
Amounts reclassified from accumulated other comprehensive loss(1)	182	105	737	1,025

Balance at December 31, 2013	$(184)	$2,234	$(2,912)	$(862)

(1)
Amounts reclassified from accumulated other comprehensive loss:

December 31, 2013
Amortization of Other Postretirement Benefit items:
Actuarial loss(a)	172
Tax benefit	(67)

Reclassification net of tax	$105

Amortization of pension items:
Actuarial loss(a)	$1,205
Tax benefit	(468)

Reclassification net of tax	$737

Realized losses on interest rate swap reclassified to interest expense	297
Tax benefit	(115)

Reclassification net of tax	$182

(a)
These components are included in the computation of benefit plan costs in Note 12.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Data)

20. Quarterly Financial Information (Unaudited)

	2013
	First	Second	Third	Fourth
Net sales	$14,141	$55,156	$52,026	$72,997
Gross profit	$4,326	$18,878	$15,044	$27,402
Income (loss) before taxes	$(5,543)	$9,261	$694	$14,605
Net income (loss)	$(3,404)	$5,909	$603	$8,531
Basic net earnings (loss) per common share attributable to common shareholders	$(0.15)	$0.26	$0.03	$0.38
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.15)	$0.26	$0.02	$0.38
Dividends per share	$0.21	$0.21	$0.21	$0.21

	2012
	First	Second	Third	Fourth
Net sales	$8,560	$65,499	$37,774	$28,200
Gross profit	$1,820	$23,060	$11,566	$7,517
Income (loss) before taxes	$(6,235)	$13,719	$3,091	$(419)
Net income (loss)	$(4,268)	$8,972	$2,346	$(1,038)
Basic net earnings (loss) per common share attributable to common shareholders	$(0.19)	$0.41	$0.11	$(0.05)
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.19)	$0.40	$0.10	$(0.05)
Dividends per share	$0.21	$0.21	$0.21	$0.21

        Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.