Form 10-Q
period 2014-03-31
DOUGLAS DYNAMICS, INC
filed 2014-05-07
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of registrant’s common shares outstanding as of May 6,  2014 was 22,272,153.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)

Assets
Current assets:

Cash and cash equivalents	$10,548	$19,864
Accounts receivable, net	13,490	42,343
Inventories	46,879	27,977
Refundable income taxes paid	3,285	2,648
Deferred income taxes	4,197	4,223
Prepaid and other current assets	1,448	1,317
Total current assets	79,847	98,372

Property, plant, and equipment, net	25,332	24,866
Assets held for sale	1,085	1,085
Goodwill	113,132	113,132
Other intangible assets, net	121,967	123,422
Deferred financing costs, net	2,071	2,216
Other long-term assets	1,796	1,246
Total assets	$345,230	$364,339

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable	$4,948	$7,709
Accrued expenses and other current liabilities	12,205	14,418
Short term borrowings	-	13,000
Current portion of long-term debt	971	971
Total current liabilities	18,124	36,098

Retiree health benefit obligation	4,729	4,654
Pension obligation	6,591	7,077
Deferred income taxes	46,322	45,046
Deferred compensation	588	658
Long-term debt, less current portion	109,780	110,023
Other long-term liabilities	6,127	5,462

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,260,082 and 22,223,454 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	223	222
Additional paid-in capital	136,450	135,498
Retained earnings	17,145	20,463
Accumulated other comprehensive loss, net of tax	(849)	(862)
Total stockholders’ equity	152,969	155,321
Total liabilities and stockholders’ equity	$345,230	$364,339

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(unaudited)

Net sales	$36,396	$14,141
Cost of sales	22,271	9,815
Gross profit	14,125	4,326

Selling, general, and administrative expense	8,337	5,910
Intangibles amortization	1,455	1,298
Impairment of assets held for sale	—	647

Income (loss) from operations	4,333	(3,529)

Interest expense, net	(1,972)	(1,983)
Other expense, net	(18)	(31)
Income (loss) before taxes	2,343	(5,543)

Income tax expense (benefit)	768	(2,139)

Net income (loss)	$1,575	$(3,404)
Less net income (loss) attributable to participating securities	23	(43)
Net income (loss) attributable to common shareholders	$1,552	$(3,361)

Weighted average number of common shares outstanding:
Basic	22,103,167	21,971,055
Diluted	22,122,669	21,971,055

Earnings (loss) per common share:
Basic	$0.07	$(0.15)
Diluted	$0.07	$(0.15)
Cash dividends declared and paid per share	$0.22	$0.21
Comprehensive income (loss)	$1,588	$(3,365)

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(unaudited)

Operating activities

Net income (loss)	$1,575	$(3,404)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,279	2,015
Amortization of deferred financing costs and debt discount	190	189
Loss recognized on impairment of assets held for sale	—	647
Stock-based compensation	1,022	935
Provision for losses on accounts receivable	76	113
Deferred income taxes	1,302	1,222
Earnout liability	136	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	28,777	14,013
Inventories	(18,902)	(14,807)
Prepaid and other assets and prepaid income taxes	(1,318)	(4,128)
Accounts payable	(2,761)	(2,849)
Accrued expenses and other current liabilities	(1,931)	(1,584)
Deferred compensation	(70)	(157)
Benefit obligations and other long-term liabilities	(151)	647
Net cash provided by (used in) operating activities	10,224	(7,148)

Investing activities
Capital expenditures	(1,290)	(843)
Net cash used in investing activities	(1,290)	(843)

Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(69)	(137)
Dividends paid	(4,893)	(4,647)
Repayment of revolver borrowings	(13,000)	-
Repayment of long-term debt	(288)	(288)
Net cash used in financing activities	(18,250)	(5,072)
Change in cash and cash equivalents	(9,316)	(13,063)
Cash and cash equivalents at beginning of period	19,864	24,136
Cash and cash equivalents at end of period	$10,548	$11,073

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2013 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on March 11, 2014.

We operate as a single business unit.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of March 31,  2014 and the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31,  2014 and 2013 and cash flows for the three months ended March 31,  2014 and 2013 have been prepared by the Company and have not been audited.

The Company is a counterparty to an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The negative fair value of the interest rate swap, net of tax, of ($141) at March 31,  2014 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. Additionally, other comprehensive income (loss) includes the net income (loss) of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  For further disclosure, refer to Note 14 to the Unaudited Consolidated Financial Statements.

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

2.Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2014	2013
Assets:
Other long-term assets (a)	$1,670	$1,127

Total Assets	$1,670	$1,127

Liabilities:
Long term debt (b)	$111,238	$110,439
Other long-term liabilities-
Earnout - TrynEx (c)	3,587	3,587
Interest rate swaps (d)	212	282

Total Liabilities	$115,037	$114,308

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

(c)

Included in other long term liabilities is an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of substantially all of the assets of Trynex, Inc. (“Trynex”).  The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return.  See reconciliation of liability included below:

Three months ended
March 31,
2014

Beginning Balance	$3,587
Additions	—
Adjustments to fair value	—
Ending balance	$3,587

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

3.Inventories

Inventories consist of the following:

	March 31,	December 31,
	2014	2013

Finished goods and work-in-process	$44,684	$26,175
Raw material and supplies	2,195	1,802
	$46,879	$27,977

4.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2014	2013

Land	$1,160	$1,160
Land improvements	1,849	1,849
Buildings	16,743	16,743
Machinery and equipment	26,212	25,756
Furniture and fixtures	9,013	8,772
Mobile equipment and other	1,222	1,267
Construction-in-process	1,580	1,113
Total property, plant and equipment	57,779	56,660
Less accumulated depreciation	(32,447)	(31,794)
Net property, plant and equipment	$25,332	$24,866

5.Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2014	2013

Term Loan, net of debt discount of $721 and $766 at March 31, 2014 and December 31, 2013, respectively	$110,751	$110,994
Less current maturities	971	971
	$109,780	$110,023

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

At March 31, 2014, the Company had no borrowings on the revolving credit facility and remaining borrowing availability of $38,923.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility. At March 31, 2014, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of March 31, 2014, the Company was not required to make an excess cash flow payment.

Each of the senior secured facilities includes a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans.    The purpose of the interest rate swap is to reduce the Company’s exposure to interest rate volatility.  Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000. The interest rate swap negative fair value at March 31, 2014 of $212 is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap contract on the term loan expires in December 2014.

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	March 31,	December 31,
	2014	2013

Payroll and related costs	$3,193	$2,857
Employee benefits	2,410	4,522
Accrued warranty	2,930	3,808
Other	3,672	3,231
	$12,205	$14,418

7.Warranty Liability

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended
	March 31,	March 31,
	2014	2013

Balance at the beginning of the period	$3,808	$3,628
Warranty provision	459	125
Claims paid/settlements	(1,337)	(894)
Balance at the end of the period	$2,930	$2,859

8.Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended
	March 31,	March 31,
	2014	2013

Component of net periodic pension cost:
Service cost	$54	$62
Interest cost	374	362
Expected return on plan assets	(408)	(352)
Amortization of net loss	51	301
Net periodic pension cost	$71	$373

The Company estimates its total required minimum contributions to its pension plans in 2014 will be $1,409.  Through March 31, 2014, the Company has made $506 of cash contributions to the pension plans versus $95 through the same period in 2013.

Components of net periodic other postretirement benefit cost consist of the following:

	Three months ended
	March 31,	March 31,
	2014	2013

Component of periodic other postretirement benefit cost:
Service cost	$40	$63
Interest cost	53	61
Amortization of net gain	(100)	(43)
Net periodic other postretirement benefit cost (income)	$(7)	$81

9.Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and common stock equivalents related to the assumed exercise of stock options, using the two-class method. Stock options for which the exercise price exceeds the average fair value have an anti-dilutive effect on earnings per share and are excluded from the calculation.    There were no shares excluded from diluted earnings per share for the three months ended March 31, 2014 as the Company generated earnings.   Meanwhile, there were 54,866 shares excluded from diluted earnings per share for the three months ended March 31, 2013 as the shares would be anti-dilutive for this period as the Company incurred a net loss.

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

	Three months ended
	March 31,	March 31,
	2014	2013
Basic earnings (loss) per common share
Net income (loss)	$1,575	$(3,404)
Less income (loss) allocated to participating securities	23	(43)
Net income (loss) allocated to common shareholders	$1,552	$(3,361)
Weighted average common shares outstanding	22,103,167	21,971,055
	$0.07	$(0.15)

Earnings (loss) per common share assuming dilution
Net income (loss)	$1,575	$(3,404)
Less income (loss) allocated to participating securities	23	(43)
Net income (loss) allocated to common shareholders	$1,552	$(3,361)
Weighted average common shares outstanding	22,103,167	21,971,055
Incremental shares applicable to stock based compensation	19,502	-
Weighted average common shares assuming dilution	22,122,669	21,971,055
	$0.07	$(0.15)

10.Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of March 31, 2014, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  All outstanding options are fully vested.  All options expire 10 years from the date of grant. No further awards are permitted to be issued under the A&R 2004 Plan.

There were no stock options exercised with respect to the Company’s stock under the A&R 2004 Plan for the three months ended March 31, 2014.

2010 Stock Incentive Plan

In May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”), any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries.  A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan.

Restricted Stock Share Awards

A summary of restricted stock activity for the three months ended March 31, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2013	169,903	$13.03	1.34	years
Granted	-	-	-
Vested	43,263	$14.78
Cancelled and forfeited	—	—

Unvested at March 31, 2014	126,640	$12.44	1.20	years

Expected to vest in the future at March 31, 2014	122,081	$12.44	1.20	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $215 of compensation expense related to restricted stock awards granted for the three months ended March 31, 2014.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2014 was approximately $1,004 and is expected to be recognized over a weighted average period of 1.20 years.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2014 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $16.30. The Company recognized $49 of compensation expense related to the awards in the three months ended March 31, 2014. The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2014, expected to be earned through the requisite service period was approximately $723 and is expected to be recognized through 2017.

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

RSUs issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $278 and $261 in additional expense in the first quarter of 2014 and 2013, respectively, for employees who meet the thresholds of the retirement provision.  In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such RSUs upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the three months ended March 31, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2013	43,348	$14.46	1.55	years
Granted	140,291	$15.29	1.08	years
Vested	(100,620)	$15.14
Cancelled and forfeited	—	—

Unvested at March 31, 2014	83,019	$15.04	1.82	years

Expected to vest in the future at March 31, 2014	80,030	$15.04	1.82	years

The Company recognized $758 of compensation expense related to the RSU awards in the three months ended March 31, 2014. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of March 31, 2014, expected to be earned through the requisite service period was approximately $1,106 and is expected to be recognized through 2017.

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

11.Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various litigation including product liability and intellectual property disputes.  However, the Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.  In addition, the Company is not currently a party to any environmental-related claims or legal matters.

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 32.8% and 38.6% for the three months ended March 31, 2014 and 2013, respectively.  The effective tax rate for the three months ended March  31, 2014 was lower than the corresponding period in 2013 due to a beneficial state tax rate change in 2014 and the Company recognizing income in the current period as compared to a loss in the prior year’s corresponding period.

13.Impairment of Assets Held For Sale

During the first quarter of 2013, the Company lowered the asking price for its assets held for sale.  The Company recorded assets held for sale on its balance sheet in conjunction with the closure of the Johnson City, Tennessee location in 2010.  The land and building have been held for sale since the closure.  In an effort to stimulate sales activity, the Company lowered the listed sale price in the first quarter of 2013 which caused the Company to reassess the fair value of the assets held for sale.  The Company valued the fair value of the assets held for sale based upon Level 2 market price inputs for similar assets.  The Company used comparable properties sold and held for sale in the Johnson City, TN industrial real estate market to determine an appropriate fair value.  Consequently, the Company incurred a $647 loss recognized on the impairment of assets held for sale and is included in “Impairment of assets held for sale” on the Consolidated Statements of Operations and Comprehensive Income in the three months ended March 31, 2013.    On February 26, 2014, the Company entered into an agreement for the sale of the land and building at an amount approximating the carrying amount.   The Company closed on the sale of the Johnson City assets on April 30, 2014 with a sales price of $1,100 and closing costs of $83.

14.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended March  31, 2014 are as follows:

	Unrealized
	Net Loss
	on Interest	Retiree Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2013	$(184)	$2,234	$(2,912)	$(862)
Other comprehensive loss before reclassifications	(2)	—	—	(2)
Amounts reclassified from accumulated other comprehensive loss: (1)	45	(62)	32	15

Balance at March 31, 2014	$(141)	$2,172	$(2,880)	$(849)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(100)
Tax expense	38

Reclassification net of tax	$(62)

Amortization of pension items:
Actuarial losses (a)	51
Tax benefit	(19)

Reclassification net of tax	$32

Realized losses on interest rate swaps reclassified to interest expense	73
Tax benefit	(28)

Reclassification net of tax	$45

(a)	– These components are included in the computation of benefit plan costs in Note 8.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

During the three months ended March 31, 2014 and 2013, we sold 6,502 and 2,120 units of snow and ice control equipment, respectively.    The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three months ended March 31, 2014 and 2013.

	Three months ended
	March 31,	March 31,
	2014	2013
Equipment	61%	57%

Parts and accessories	39%	43%

The following table sets forth, for the three months ended March 31, 2014 and 2013, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2014 and 2013 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended
	March 31,	March 31,
	2014	2013
	(unaudited)
	(in thousands)

Net sales	$36,396	$14,141
Cost of sales	22,271	9,815
Gross profit	14,125	4,326

Selling, general, and administrative expense	8,337	5,910
Intangibles amortization	1,455	1,298
Impairment of assets held for sale	—	647

Income (loss) from operations	4,333	(3,529)

Interest expense, net	(1,972)	(1,983)
Other expense, net	(18)	(31)
Income (loss) before taxes	2,343	(5,543)

Income tax expense (benefit)	768	(2,139)

Net income (loss)	$1,575	$(3,404)

The following table sets forth for the three months ended March 31, 2014 and 2013, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	61.2%	69.4%
Gross profit	38.8%	30.6%

Selling, general, and administrative expense	22.9%	41.8%
Intangibles amortization	4.0%	9.2%
Impairment of assets held for sale	—%	4.6%

Income (loss) from operations	11.9%	(25.0)%

Interest expense, net	5.5%	(14.0)%
Other expense, net	—%	(0.2)%
Income (loss) before taxes	6.4%	(39.2)%

Income tax expense (benefit)	2.1%	(15.1)%
Net income (loss)	4.3%	(24.1)%

Net Sales

Net sales were $36.4 million for the three months ended March 31, 2014 compared to $14.1 million in the three months ended March 31, 2013, an increase of $22.3 million, or 158.2%. The increases in net sales for the three months ended March 31, 2014 was driven by a 206.7%  increase in unit sales of snow and ice control equipment.   Parts and accessories sales also increased for the three months ended March 31, 2014 compared to the corresponding period in 2013 by 135.6%.  The increases in units of equipment sold as well as parts and accessories were due to higher than average snowfall in the October 2013 through March 2014 snow season in North America compared to only slightly higher than average snowfall in the October 2012 through March 2013 snow season.    Sales related to TrynEx products (a business acquired in May of 2013) of $4.3 million for the three months ended March 31, 2014 also contributed to the increase in net sales for this period.

Cost of Sales

Cost of sales was $22.3 million for the three months ended March 31, 2014 compared to $9.8 million for the three months ended March 31, 2013, an increase of $12.5 million, or 127.6%.  The increase in cost of sales for the three months ended March 31, 2014 compared to the corresponding period in 2013 was driven by increases in equipment unit volume as discussed above under “—Net Sales”.  The Company experienced lower cost of sales as a percent of sales of 61.2% for the three-month period ended March 31, 2014 compared to 69.4% for the three month period ended March 31, 2013.   The decrease in cost of sales as a percentage of sales was due to lower unit costs resulting from higher sales volumes.   As a percentage of cost of sales, fixed and variable costs were approximately 16% and 84%, respectively, for the three months ended March 31, 2014 versus approximately 30% and 70%, respectively, for the three months ended March 31, 2013.

Gross Profit

Gross profit was $14.1 million for the three months ended March 31, 2014 compared to $4.3 million in the three months ended March 31, 2013, an increase of $9.8 million, or 227.9%.  Gross profit increased for the three month period due to increases in both equipment units and parts and accessories sold.  As a percentage of net sales, gross profit increased from 30.6% for the three months ended March 31, 2013 to 38.8% for the corresponding period in 2014.  The reasons for the increase in gross profit as a percentage of net sales is discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $9.8 million for the three months ended March 31, 2014, compared to $7.2 million for the three months ended March 31, 2013, an increase of $2.6 million, or 36.1%.  The increase compared to 2013 was mostly due to ongoing expenses related to Trynex products of $1.4 million for the three months ended March 31, 2014.  Additionally, $0.9 million of the increase was a result of increased performance based compensation expense as a result of better operating results in 2014.  The remainder of the increase is due to incremental promotional expenses related to increase in sales volumes.

Impairment of assets held for sale

In the first quarter of 2013, in an effort to stimulate sales activity with respect to land and a building at the Johnson City, Tennessee location held by the Company for sale, the Company lowered the listed sale price of the assets which caused the Company to reassess the fair value of the assets held for sale.  Consequently, the Company recorded an impairment charge of $0.6 million in the first quarter of 2013 that is included in the three months ended March 31, 2013 results.    On February 26, 2014, the Company entered into an agreement for the sale of the land and building at an amount approximating the carrying value.  The Company closed on the sale of the Johnson City assets on April 30, 2014 with a sales price of $1,100 and closing costs of $83.

Interest Expense

Interest expense was $2.0 million for both the three months ended March 31, 2014 and March 31, 2013.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate was 32.8% and 38.6% for the three months ended March 31, 2014 and 2013, respectively.  The effective tax rate for the three months ended March 31, 2014 was lower than corresponding period in 2013 due to a beneficial state tax rate change in 2014 and the Company recognizing income in the current period as compared to a loss in the prior year’s corresponding period.

Net Income (Loss)

Net income for the three months ended March 31, 2014 was $1.6 million compared to a net loss of $3.4 million for the corresponding period in 2013, an increase in net income of $5.0 million.  The increase in net income was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “ — Selling, General and Administrative Expense” and “— Impairment of Assets Held for Sale.”  As a percentage of net sales, net income was 4.3% for the three months ended March 31, 2014 compared to (24.1%) for the three months ended March 31, 2013.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2014 was $8.3 million compared to $0.2 million in the corresponding period in 2013, an increase of $8.1 million.  For the three month period ended March 31, 2014 the increase in Adjusted EBITDA is attributable to the increase in unit sales of snow and ice control equipment and increase in sales of parts and accessories.

Free Cash Flow

Free cash flow for the three months ended March 31, 2014 was $8.9 million compared to ($8.0) million in the corresponding period in 2013, an increase in cash provided of $16.9 million.   The increase in free cash flow is primarily a result of more cash provided by operating activities of $17.4 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment increased from $0.8 million for the three months ended March 31, 2013 to $1.3 million for the three months ended March 31 2014.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial information calculated other than in accordance with U.S. generally accepted accounting principles (“GAAP”).

These non-GAAP measures include:

•	Free cash flow;
•	Adjusted net income (loss); and
•	Adjusted EBITDA.

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(In Thousands)
Net cash provided by (used in) operating activities	$10,224	$(7,148)
Acquisition of property and equipment	(1,290)	(843)

Free cash flow	$8,934	$(7,991)

Adjusted net income (loss) represents net income (loss) as determined under GAAP, excluding a loss recognized on impairment of assets held for sale. We believe that the presentation of adjusted net income for the three months ended March 31, 2014 and March 31, 2013 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because the excluded item is not predictable or consistent, management does not consider it when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to adjusted net income (loss) for the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended
	March 31,	March 31,
	2014	2013
(in millions)	(in millions)
Net income (loss) - (GAAP)	$1.6	$(3.4)
Addback expenses, net of tax at 38.8% for 2013:	-	0.4
Loss recognized on impairment of assets held for sale
Adjusted net income (loss) - (Non-GAAP)	$1.6	$(3.0)

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for stock based compensation, non-cash purchase accounting adjustments related to the TrynEx acquisition, certain charges related to certain unrelated legal fees and consulting fees and impairment on assets held for sale.  We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(in thousands)
Net income (loss)	$1,575	$(3,404)

Interest expense - net	1,972	1,983
Income tax expense (benefit)	768	(2,139)
Depreciation expense	824	717
Amortization	1,455	1,298
EBITDA	6,594	(1,545)

Stock based compensation expense	1,022	935
Trynex purchase accounting (1)	136	—
Other charges (2)	511	846

Adjusted EBITDA	$8,263	$236

(1)	Reflects $136 in earnout compensation expense in the three months ended March 31, 2014.
(2)

Reflects expenses of $511 and $199 for one time, unrelated legal and consulting fees for the three months ended March 31, 2014 and March 31, 2013, respectively.   Includes write down of asset held for sale of $647 for the three months ended March 31, 2013.

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

As of March 31, 2014, we had $49.4 million of total liquidity, comprised of $10.5 million in cash and cash equivalents and borrowing availability of $38.9 million under our revolving credit facility, compared with total liquidity as of December 31, 2013 of approximately $68.2 million, comprised of approximately $19.9 million in cash and cash equivalents and borrowing availability of approximately $48.3 million under our revolving credit facility.  The decrease in our total liquidity from December 31, 2013 is primarily due to our $13.0 million payment on our revolving credit facility made in the three month period ended March 31, 2014, working capital needs and our borrowing base.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at March 31, 2014, December 31, 2013 and March 31, 2013.

	As of
	March 31,	December 31,	March 31,
	2014	2013	2013
Cash and cash equivalents	$10,548	$19,864	$11,073
Inventories	46,879	27,977	45,099

We had cash and cash equivalents of $10.5 million at March 31, 2014 compared to cash and cash equivalents of $19.9 million and $11.1 million at December 31, 2013 and March 31, 2013, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three Months Ended
	March 31,	March 31,
Cash Flows (in thousands)	2014	2013	Change	% Change

Net cash provided by (used in) operating activities	$10,224	$(7,148)	$17,372	243.0%
Net cash used in investing activities	(1,290)	(843)	(447)	(53.0)%
Net cash used in financing activities	(18,250)	(5,072)	(13,178)	(259.8)%

Decrease in cash	$(9,316)	$(13,063)	$3,747	28.7%

Net cash provided by (used in) operating activities increased $17.4 million from the three months ended March 31, 2013 to the three months ended March 31, 2014.  The increase in cash provided by (used in) operating activities was primarily due to favorable changes in working capital of $12.5 million and to a $4.9 million increase in net income adjusted for reconciling items.

Net cash used in investing activities increased $0.4 million for the three months ended March 31, 2014, compared to the corresponding period in 2013.  This increase was due to higher capital expenditures in 2014 compared to 2013.

Net cash used in financing activities increased $13.2 million for the three months ended March 31, 2014 compared to the corresponding period in 2013.  The increase in cash used was primarily a result of the repayment of $13.0 million outstanding on our revolving credit facility during the three months ended March 31, 2014.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2014.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2014, we had outstanding borrowings under our term loan of $110.8 million.  A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2014 by $0.0 million, $0.1 million and $0.1 million, respectively.  We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans.  The swap fixes the adjusting rate on $50.0 million of our term loan to an interest rate of 2.085%.  As of March 31, 2014, we had no outstanding borrowings under our revolving credit facility.  A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended March 31, 2014 by $0.0 million, $0.0 million and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 26.0% for the three months ended March 31, 2014 compared to 38.6% for the three months ended March 31, 2013, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

Item 4.Controls And Procedures

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

Item 1.Legal Proceedings

In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental-related claims or legal matters.

Item 1A.Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

In January 2014 and March of 2014, the Company withheld approximately 2,086 and 1,667 shares respectively, of the Company’s common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company’s shareholder-approved equity incentive plan.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2014, filed on May 6, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: May 6, 2014

Exhibit Index to Form 10-Q for the Period Ended March 31, 2014

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2014, filed on May 6, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.