Form 10-Q
period 2014-06-30
DOUGLAS DYNAMICS, INC
filed 2014-08-05
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30,  2014

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

Number of shares of registrant’s common shares outstanding as of August 5,  2014 was 22,282,628.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)

Assets
Current assets:

Cash and cash equivalents	$7,071	$19,864
Accounts receivable, net	51,299	42,343
Inventories	38,579	27,977
Refundable income taxes paid	-	2,648
Deferred income taxes	4,169	4,223
Prepaid and other current assets	915	1,317
Total current assets	102,033	98,372

Property, plant, and equipment, net	25,806	24,866
Assets held for sale	-	1,085
Goodwill	113,132	113,132
Other intangible assets, net	120,513	123,422
Deferred financing costs, net	1,926	2,216
Other long-term assets	1,837	1,246
Total assets	$365,247	$364,339

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable	$5,472	$7,709
Accrued expenses and other current liabilities	17,303	14,418
Income taxes payable	4,694	-
Short term borrowings	-	13,000
Current portion of long-term debt	971	971
Total current liabilities	28,440	36,098

Retiree health benefit obligation	4,820	4,654
Pension obligation	6,310	7,077
Deferred income taxes	47,811	45,046
Deferred compensation	588	658
Long-term debt, less current portion	109,537	110,023
Other long-term liabilities	4,515	5,462

Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,282,628 and 22,223,454 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	223	222
Additional paid-in capital	136,997	135,498
Retained earnings	26,840	20,463
Accumulated other comprehensive loss, net of tax	(834)	(862)
Total stockholders’ equity	163,226	155,321
Total liabilities and stockholders’ equity	$365,247	$364,339

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net sales	$88,225	$55,156	$124,621	$69,297
Cost of sales	53,810	36,278	76,081	46,093
Gross profit	34,415	18,878	48,540	23,204

Selling, general, and administrative expense	8,414	6,097	16,751	12,007
Intangibles amortization	1,454	1,397	2,909	2,695
Loss recognized on assets held for sale	67	-	67	647

Income from operations	24,480	11,384	28,813	7,855

Interest expense, net	(1,998)	(2,077)	(3,970)	(4,060)
Other expense, net	(65)	(46)	(83)	(77)
Income before taxes	22,417	9,261	24,760	3,718

Income tax expense	7,824	3,352	8,592	1,213

Net income	$14,593	$5,909	$16,168	$2,505
Less net income attributable to participating securities	221	88	242	34
Net income attributable to common shareholders	$14,372	$5,821	$15,926	$2,471

Weighted average number of common shares outstanding:
Basic	22,174,256	22,038,161	22,138,908	22,004,793
Diluted	22,194,214	22,064,053	22,158,650	22,049,996

Earnings per common share:
Basic	$0.65	$0.26	$0.72	$0.11
Diluted	$0.64	$0.26	$0.71	$0.11
Cash dividends declared and paid per share	$0.22	$0.21	$0.44	$0.42
Comprehensive income	$14,608	$6,279	$16,196	$2,914

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2014	2013
	(unaudited)

Operating activities

Net income	$16,168	$2,505
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,574	4,149
Amortization of deferred financing costs and debt discount	379	378
Loss recognized on assets held for sale	67	647
Stock-based compensation	1,597	1,459
Provision for losses on accounts receivable	114	98
Deferred income taxes	2,819	1,849
Earnout liability	273	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,070)	(12,566)
Inventories	(10,602)	(7,985)
Prepaid and other assets and refundable taxes paid	2,459	(1,091)
Accounts payable	(2,237)	(2,449)
Accrued expenses and other current liabilities	7,579	583
Deferred compensation	(70)	(156)
Benefit obligations and other long-term liabilities	(1,793)	749
Net cash provided by (used in) operating activities	12,257	(11,830)

Investing activities
Capital expenditures	(2,605)	(1,463)
Proceeds from sale of assets held for sale	1,018	—
Acquisition of TrynEx	—	(26,734)
Net cash used in investing activities	(1,587)	(28,197)

Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(97)	(160)
Dividends paid	(9,791)	(9,290)
Revolver borrowings, net	(13,000)	28,000
Repayment of long-term debt	(575)	(575)
Net cash provided by (used in) financing activities	(23,463)	17,975
Change in cash and cash equivalents	(12,793)	(22,052)
Cash and cash equivalents at beginning of period	19,864	24,136
Cash and cash equivalents at end of period	$7,071	$2,084

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

We operate as a single business unit.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of June 30, 2014 and the consolidated statements of operations and comprehensive income for the three and six months ended June  30,  2014 and 2013 and cash flows for the six months ended June  30,  2014 and 2013 have been prepared by the Company and have not been audited.

The Company is a counterparty to an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The negative fair value of the interest rate swap, net of tax, of ($96) at June  30,  2014 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. The interest rate swap contract on $50,000 notional amount of the term loan expires in December 2014. Additionally, other comprehensive income includes the net income of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  For further disclosure, refer to Note 14 to the Unaudited Consolidated Financial Statements.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2014	2013
Assets:
Other long-term assets (a)	$1,718	$1,127

Total Assets	$1,718	$1,127

Liabilities:
Long term debt (b)	$110,232	$110,439
Earnout - TrynEx (c)	3,587	3,587
Interest rate swaps (d)	138	282

Total Liabilities	$113,957	$114,308

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

(c)

Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $1,800 and $1,787, respectively, is an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of substantially all of the assets of TrynEx, Inc. (“TrynEx”).  The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return.  See reconciliation of liability included below:

	Three months ended	Six months ended
	June 30,	June 30,
	2014	2014

Beginning Balance	$3,587	$3,587
Additions	—	—
Adjustments to fair value	—	—
Ending balance	$3,587	$3,587

(d)

Interest rate swaps are included in accrued expenses and other current liabilities.  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.

3.Inventories

Inventories consist of the following:

	June 30,	December 31,
	2014	2013

Finished goods and work-in-process	$37,230	$26,175
Raw material and supplies	1,349	1,802
	$38,579	$27,977

4.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2014	2013

Land	$1,160	$1,160
Land improvements	1,849	1,849
Buildings	16,781	16,743
Machinery and equipment	26,726	25,756
Furniture and fixtures	8,982	8,772
Mobile equipment and other	1,411	1,267
Construction-in-process	1,944	1,113
Total property, plant and equipment	58,853	56,660
Less accumulated depreciation	(33,047)	(31,794)
Net property, plant and equipment	$25,806	$24,866

5.Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2014	2013

Term Loan, net of debt discount of $677 and $766 at June 30, 2014 and December 31, 2013, respectively	$110,508	$110,994
Less current maturities	971	971
	$109,537	$110,023

The Company’s senior credit facilities consist of a $125,000 term loan facility and an $80,000 revolving credit facility with a group of banks. The agreement for the term loan (the “Term Loan Credit Agreement”) provides for a senior secured term loan facility in the aggregate principal amount of $125,000 and generally bears interest (at the Company’s election) at either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.  The revolving credit facility provides that the Company has the option to select whether borrowings will bear interest at either (i) 1.75% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 1.25% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Company’s revolving credit facility is April 17, 2017, and the Company’s term loan amortizes in nominal amounts quarterly with the balance payable on April 18, 2018.

The term loan was issued at a $1,250 discount which is being amortized over the term of the term loan.

At June 30, 2014, the Company had no borrowings on the revolving credit facility and remaining borrowing availability of $62,405.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $10,000 in any calendar year and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility. At June 30, 2014, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 25% or 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of June 30, 2014, the Company was not required to make an excess cash flow payment.

Each of the senior secured facilities includes a hedge provision, which required the Company to enter into an interest rate hedge commencing 90 days after the closing date. The hedging provision requires the Company to hedge the interest rate on at least 25% of the aggregate outstanding principal amount of the term loans.    The purpose of the interest rate swap is to reduce the Company’s exposure to interest rate volatility.  Effective June 20, 2011, the Company entered into an interest rate swap agreement with a notional amount of $50,000. The interest rate swap negative fair value at June 30, 2014 of $138 is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of July 18, 2011, the Company either receives or makes payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap contract on the term loan expires in December 2014.

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	June 30,	December 31,
	2014	2013

Payroll and related costs	$4,713	$2,857
Employee benefits	3,375	4,522
Accrued warranty	3,634	3,808
Other	5,581	3,231
	$17,303	$14,418

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

The following is a rollforward of the Company’s warranty liability:

	Three months ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Balance at the beginning of the period	$2,930	$2,859	$3,808	$3,628
Establish warranty provision for TrynEx	-	600	-	600
Warranty provision	1,359	518	1,818	643
Claims paid/settlements	(655)	(409)	(1,992)	(1,303)
Balance at the end of the period	$3,634	$3,568	$3,634	$3,568

8.Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Component of net periodic pension cost:
Service cost	$54	$62	$108	$123
Interest cost	374	362	748	724
Expected return on plan assets	(408)	(352)	(816)	(704)
Amortization of net loss	51	302	102	603
Net periodic pension cost	$71	$374	$142	$746

The Company estimates its total required minimum contributions to its pension plans in 2014 will be $1,409.  Through June 30, 2014, the Company has made $807 of cash contributions to the pension plans versus $584 through the same period in 2013.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Component of periodic other postretirement benefit cost:
Service cost	$40	$63	$79	$125
Interest cost	53	61	107	122
Amortization of net gain	(100)	(43)	(199)	(86)
Net periodic other postretirement benefit cost (income)	$(7)	$81	$(13)	$161

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

(distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Basic earnings per common share
Net income	$14,593	$5,909	$16,168	$2,505
Less income allocated to participating securities	221	88	242	34
Net income allocated to common shareholders	$14,372	$5,821	$15,926	$2,471
Weighted average common shares outstanding	22,174,256	22,038,161	22,138,908	22,004,793
	$0.65	$0.26	$0.72	$0.11

Earnings per common share assuming dilution
Net income	$14,593	$5,909	$16,168	$2,505
Less income allocated to participating securities	221	88	242	34
Net income allocated to common shareholders	$14,372	$5,821	$15,926	$2,471
Weighted average common shares outstanding	22,174,256	22,038,161	22,138,908	22,004,793
Incremental shares applicable to stock based compensation	19,958	25,892	19,742	45,203
Weighted average common shares assuming dilution	22,194,214	22,064,053	22,158,650	22,049,996
	$0.64	$0.26	$0.71	$0.11

10.Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of June  30, 2014, 37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  All outstanding options are fully vested.  All options expire 10 years from the date of grant. No further awards are permitted to be issued under the A&R 2004 Plan.

There were no stock options exercised with respect to the Company’s stock under the A&R 2004 Plan for the three and six months ended June  30, 2014.

2010 Stock Incentive Plan

In May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”).  The Company’s Board of Directors approved an amendment and restatement of the 2010 Plan on March 5, 2014, contingent on stockholder approval of the performance goals under the 2010 Plan, and the amendment and restatement became effective upon stockholder approval of the performance goals at the 2014 annual meeting of stockholders held on April 30, 2014.  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”), any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries.  A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan.

Restricted Stock Awards

A summary of restricted stock activity for the six months ended June  30, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2013	169,903	$13.03	1.34	years
Granted	-	-	-
Vested	(84,882)	$13.05
Cancelled and forfeited	—	—

Unvested at June 30, 2014	85,021	$13.02	1.01	years

Expected to vest in the future at June 30, 2014	81,960	$13.02	1.01	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $231 and $451 of compensation expense related to restricted stock awards granted for the three and six months ended June  30, 2014, respectively.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June  30, 2014 was approximately $789 and is expected to be recognized over a weighted average period of 1.01 years.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2014 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $16.30. The Company recognized $163 and $212 of compensation expense related to the awards in the three and six months ended June  30, 2014, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June  30, 2014, expected to be earned through the requisite service period was approximately $621 and is expected to be recognized through 2017.

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

A summary of RSU activity for the six months ended June 30, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2013	43,348	$14.46	1.55	years
Granted	140,291	$15.29	0.86	years
Vested	(102,016)	$15.13
Cancelled and forfeited	—	—

Unvested at June 30, 2014	81,623	$15.05	1.59	years

Expected to vest in the future at June 30, 2014	78,685	$15.05	1.59	years

The Company recognized $181 and $934 of compensation expense related to the RSU awards in the three and six months ended June  30, 2014, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of June  30, 2014, expected to be earned through the requisite service period was approximately $931 and is expected to be recognized through 2017.

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

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 34.9% and 36.2% for the three months ended June 30, 2014 and 2013, respectively.  The effective tax rate for the three months ended June 30, 2014 is lower than the corresponding period in 2013 due to the Company recognizing a greater domestic productions activities deduction benefit in 2014. The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 34.7% and 32.6%, respectively. The effective tax rate for the six months ended June  30, 2014 was higher than the corresponding period in 2013 due to the 2012 federal research and development credit being retroactively applied in 2013 in addition to the 2013 research and development credit, while the federal research and development credit is not being applied to 2014 as legislation approving such credit has not been approved.

13.Impairment of Assets Held For Sale

During the first quarter of 2013, the Company lowered the asking price for its assets held for sale.  The Company recorded assets held for sale on its balance sheet in conjunction with the closure of the Johnson City, Tennessee location in 2010.  The land and building have been held for sale since the closure.  In an effort to stimulate sales activity, the Company lowered the listed sale price in the first quarter of 2013 which caused the Company to reassess the fair value of the assets held for sale.  The Company valued the fair value of the assets held for sale based upon Level 2 market price inputs for similar assets.  The Company used comparable properties sold and held for sale in the Johnson City, Tennessee industrial real estate market to determine an appropriate fair value.  Consequently, the Company incurred a $647 loss recognized on the impairment of assets held for sale, which is included in “Loss recognized on assets held for sale” on the Consolidated Statements of Operations and Comprehensive Income in the six months ended June  30, 2013.    On February 26, 2014, the Company entered into an agreement for the sale of the land and building at an amount approximating the carrying amount.   The Company closed on the sale of the Johnson City assets on April 30, 2014 with a sales price of $1,100 and closing costs of $82.    Consequently, the Company incurred a $67 loss recognized on the disposal of assets held for sale and is included in “Loss recognized on assets held for sale” on the Consolidated Statements of Operations and Comprehensive Income in the three and six months ended June 30, 2014.

14.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the six months ended June  30, 2014 are as follows:

	Unrealized
	Net Loss
	on Interest	Retiree Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2013	$(184)	$2,234	$(2,912)	$(862)
Other comprehensive loss before reclassifications	(2)	—	—	(2)
Amounts reclassified from accumulated other comprehensive loss: (1)	90	(123)	63	30

Balance at June 30, 2014	$(96)	$2,111	$(2,849)	$(834)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(199)
Tax expense	76

Reclassification net of tax	$(123)

Amortization of pension items:
Actuarial losses (a)	102
Tax benefit	(39)

Reclassification net of tax	$63

Realized losses on interest rate swaps reclassified to interest expense	145
Tax benefit	(55)

Reclassification net of tax	$90

(a) – These components are included in the computation of benefit plan costs in Note 8.

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2013 are as follows:

	Unrealized
	Net Loss
	on Interest	Retiree Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2012	$(344)	$1,063	$(7,803)	$(7,084)
Other comprehensive loss before reclassifications	(8)	—	—	(8)
Amounts reclassified from accumulated other comprehensive loss: (1)	91	(54)	380	417

Balance at June 30, 2013	$(261)	$1,009	$(7,423)	$(6,675)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(86)
Tax expense	32

Reclassification net of tax	$(54)

Amortization of pension items:
Actuarial losses (a)	603
Tax benefit	(223)

Reclassification net of tax	$380

Realized losses on interest rate swaps reclassified to interest expense	145
Tax benefit	(54)

Reclassification net of tax	$91

(a)	– These components are included in the computation of benefit plan costs in Note 8.

15.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2017 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company has just begun the process of evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products (including the relative split of preseason orders between the second and third quarters); (ix) our inability to protect or continue to build our intellectual property portfolio; (x) the effects of laws and regulations and their interpretations on our business and financial condition; (xi) our inability to develop new products or improve upon existing products in response to end-user needs; (xii) losses due to lawsuits arising out of personal injuries associated with our products; (xiii) factors that could impact the future declaration and payment of dividends; (xiv) our inability to compete effectively against our competitors; (xv) our inability to achieve the projected financial performance with the TrynEx assets; and (xvi) unexpected costs or liabilities related to the acquisition of the TrynEx assets, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

During the three months ended June 30, 2014 and 2013, we sold 20,679 and 13,668 units of snow and ice control equipment, respectively and during the six months ended June 30, 2014 and 2013 we sold 27,181 and 15,788 units of snow and ice control equipment, respectively.    The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and six months ended June 30, 2014 and 2013.

	Three months ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Equipment	88%	88%	80%	82%

Parts and accessories	12%	12%	20%	18%

The following table sets forth, for the three and six months ended June  30, 2014 and 2013, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2014 and 2013 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$88,225	$55,156	$124,621	$69,297
Cost of sales	53,810	36,278	76,081	46,093
Gross profit	34,415	18,878	48,540	23,204

Selling, general, and administrative expense	8,414	6,097	16,751	12,007
Intangibles amortization	1,454	1,397	2,909	2,695
Loss recognized on assets held for sale	67	-	67	647

Income from operations	24,480	11,384	28,813	7,855

Interest expense, net	(1,998)	(2,077)	(3,970)	(4,060)
Other expense, net	(65)	(46)	(83)	(77)
Income before taxes	22,417	9,261	24,760	3,718

Income tax expense	7,824	3,352	8,592	1,213

Net income	$14,593	$5,909	$16,168	$2,505

The following table sets forth for the three and six months ended June 30, 2014 and 2013, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0%	65.8%	61.0%	66.5%
Gross profit	39.0%	34.2%	39.0%	33.5%

Selling, general, and administrative expense	9.5%	11.1%	13.5%	17.4%
Intangibles amortization	1.7%	2.5%	2.3%	3.9%
Loss recognized on assets held for sale	—%	—%	—%	0.9%

Income from operations	27.8%	20.6%	23.2%	11.3%

Interest expense, net	(2.3)%	(3.8)%	(3.1)%	(5.8)%
Other expense, net	—%	-%	(0.1)%	(0.1)%
Income before taxes	25.5%	16.8%	20.0%	5.4%

Income tax expense	8.9%	6.1%	6.9%	1.8%
Net income	16.6%	10.7%	13.1%	3.6%

Net Sales

Net sales were $88.2 million for the three months ended June 30, 2014 compared to $55.2 million in the three months ended June 30, 2013, an increase of $33.0 million, or 59.8%. Net sales were $124.6 million for the six months ended June 30, 2014 compared to $69.3 million in the six months ended June 30, 2013, an increase of $55.3 million, or 79.8%. The increases in net sales for the three and six months ended June 30, 2014 were driven by 51.3% and 72.2% increases in unit sales of snow and ice control equipment, respectively. Parts and accessories sales also increased for the three and six months ended June 30, 2014 compared to the corresponding periods in 2013 by 63.6% and 101.0%, respectively.  The increases in units of equipment sold as well as parts and accessories were due to higher than average snowfall in the October 2013 through March 2014 snow season in North America compared to only slightly higher than average snowfall in the October 2012 through March 2013 snow season.    Sales related to TrynEx products (a business acquired in May of 2013) were  $4.3 million and $8.7 million for the three and six months ended June 30, 2014, as compared to $0.8 million for both the three and six months ended June 30, 2013, respectively which also contributed to the increase in net sales.

Cost of Sales

Cost of sales was $53.8 million for the three months ended June 30, 2014 compared to $36.3 million for the three months ended June 30, 2013, an increase of $17.5 million, or 48.2%.  Cost of sales was $76.1 million for the six months ended June 30, 2014 compared to $46.1 million for the six months ended June 30, 2013, an increase of $30.0 million, or 65.1%. The increase in cost of sales for the three and six months ended June 30, 2014 compared to the corresponding periods in 2013 was driven by increases in equipment unit volume as discussed above under “—Net Sales”.  The Company experienced lower cost of sales as a percent of sales of 61.0% for the three-month period ended June 30, 2014 compared to 65.8% for the three month period ended June 30, 2013.   The Company experienced lower cost of sales as a percent of sales of 61.0% for the six-month period ended June 30, 2014 compared to 66.5% for the six month period ended June 30, 2013.   The decrease in cost of sales as a percentage of sales was due to lower unit costs resulting from higher sales volumes.   As a percentage of cost of sales, fixed and variable costs were approximately 13% and 87%, respectively, for the three months ended June 30, 2014 versus approximately 17% and 83%, respectively, for the three months ended June 30, 2013  and approximately 14% and

86%, respectively, for the six months ended June 30, 2014 versus approximately 20% and 80%, respectively, for the six months ended June 30, 2013.

Gross Profit

Gross profit was $34.4 million for the three months ended June 30, 2014 compared to $18.9 million in the three months ended June 30, 2013, an increase of $15.5 million, or 82.0%.  Gross profit was $48.5 million for the six months ended June 30, 2014 compared to $23.2 million in the six months ended June 30, 2013, an increase of $25.3 million, or 109.1%.  Gross profit increased for the three and six month periods due to increases in both equipment units and parts and accessories sold.  As a percentage of net sales, gross profit increased from 34.2% for the three months ended June 30, 2013 to 39.0% for the corresponding period in 2014.  As a percentage of net sales, gross profit increased from 33.5% for the six months ended June 30, 2013 to 39.0% for the corresponding period in 2014.  The reasons for the increase in gross profit as a percentage of net sales is discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $9.9 million for the three months ended June 30, 2014, compared to $7.5 million for the three months ended June 30, 2013, an increase of $2.4 million, or 32.0%.  The increase compared to 2013 was mostly due to a full quarter of ongoing expenses related to TrynEx products of $1.5 million for the three months ended June 30, 2014 as compared to $0.4 million in the same period in 2013.  Additionally, $1.2 million of the increase was a result of increased performance based compensation expense as a result of better operating results in 2014.  Selling, general and administrative expenses, including intangibles amortization, were $19.7 million for the six months ended June 30, 2014, compared to $14.7 million for the six months ended June 30, 2013, an increase of $5.0 million, or 34.0%.  The increase compared to 2013 was mostly due to ongoing expenses related to TrynEx products of $2.9 million for the six months ended June 30, 2014 as compared to $0.4 million in the same period in 2013.   Additionally, $1.9 million of the increase was a result of increased performance based compensation expense as a result of better operating results in 2014.

Loss Recognized on  Assets  Held for Sale

In the first quarter of 2013, in an effort to stimulate sales activity with respect to land and a building at the Johnson City, Tennessee location held by the Company for sale, the Company lowered the listed sale price of the assets which caused the Company to reassess the fair value of the assets held for sale.  Consequently, the Company recorded an impairment charge of $0.6 million in the first quarter of 2013 that is included in the six months ended June 30, 2013 results.    On February 26, 2014, the Company entered into an agreement for the sale of the land and building at an amount approximating the carrying value.  The Company closed on the sale of the Johnson City assets on April 30, 2014 with a sales price of $1.1 million and closing costs of $0.1 million.    Consequently, the Company incurred a $0.1 million loss recognized on the disposal of assets held for sale in the three and six months ended June 30, 2014

Interest Expense

Interest expense was $2.0 million for the three months ended June 30, 2014 which was slightly less than the $2.1 million incurred in the same period in the prior year.    Interest expense was $4.0 million for the six months ended June 30, 2014 which was slightly less than the $4.1 million incurred in the same period in the prior year.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 34.9% and 36.2% for the three months ended June 30, 2014 and 2013, respectively.  The effective tax rate for the three months ended June 30, 2014 is lower than the corresponding period in 2013 due to the Company recognizing a greater domestic productions activities deduction benefit in 2014. The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 34.7% and

32.6%, respectively. The effective tax rate for the six months ended June 30, 2014 was higher than the corresponding period in 2013 due to the 2012 federal research and development credit being retroactively applied in 2013 in addition to the 2013 research and development credit, while the federal research and development credit is not being applied to 2014 as legislation approving such credit has not been approved.  The Company estimates that the annual effective tax rate for 2014 will be approximately 35%.

Net Income

Net income for the three months ended June 30, 2014 was $14.6 million compared to a net income of $5.9 million for the corresponding period in 2013, an increase in net income of $8.7 million.  Net income for the six months ended June 30, 2014 was $16.2 million compared to net income of $2.5 million for the corresponding period in 2013, an increase in net income of $13.7 million.  The increase in net income for the three and six months ended June 30, 2014 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “ — Selling, General and Administrative Expense” and “— Loss Recognized on Assets Held for Sale.”  As a percentage of net sales, net income was 16.6% for the three months ended June 30, 2014 compared to 10.7% for the three months ended June 30, 2013.  As a percentage of net sales, net income was 13.1% for the six months ended June 30, 2014 compared to 3.6% for the six months ended June 30, 2013.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2014 was $27.8 million compared to $14.4 million in the corresponding period in 2013, an increase of $13.4 million.  Adjusted EBITDA for the six months ended June 30, 2014 was $36.1 million compared to $14.6 million in the corresponding period in 2013, an increase of $21.5 million. For the three and six month periods ended June 30, 2014 the increase in Adjusted EBITDA is attributable to the increase in unit sales of snow and ice control equipment and increase in sales of parts and accessories.

Free Cash Flow

Free cash flow for the three months ended June 30, 2014 was $0.7 million compared to ($5.3) million in the corresponding period in 2013, an increase in cash provided of $6.0 million.  The increase in free cash flow is primarily a result of higher cash provided by operating activities of $6.7 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment increased from $0.6 million for the three months ended June 30, 2013 to $1.3 million for the three months ended June 30 2014.  Free cash flow for the six months ended June 30, 2014 was $9.7 million compared to ($13.3) million in the corresponding period in 2013, an increase in cash provided of $22.9 million. The increase in free cash flow is primarily a result of higher cash provided by operating activities of $24.1 million, as discussed below under “Liquidity and Capital Resources.” Meanwhile, acquisitions of property and equipment increased from $1.5 million for the six months ended June 30, 2013 to $2.6 million for the six months ended June, 30, 2014. Capital expenditures increased $1.1 million.

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Net cash provided by (used in) operating activities	$2,033	$(4,682)	$12,257	$(11,830)
Acquisition of property and equipment	(1,315)	(620)	(2,605)	(1,463)

Free cash flow	$718	$(5,302)	$9,652	$(13,293)

Adjusted net income represents net income as determined under GAAP, excluding a loss recognized on impairment of assets held for sale. We believe that the presentation of adjusted net income for the three and six months ended June  30, 2014 and June 30, 2013 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because the excluded item is not predictable or consistent, management does not consider it when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted net income for the three and six months ended June 30, 2014 and June 30, 2013.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net income - (GAAP)	$14.6	$5.9	$16.2	$2.5
Addback expenses, net of tax at 38.0% for 2013:
Loss recognized on impairment of assets held for sale	-	-	-	0.4
Adjusted net income - (Non-GAAP)	$14.6	$5.9	$16.2	$2.9

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for stock based compensation, non-cash purchase accounting adjustments related to the TrynEx acquisition, certain charges related to certain unrelated legal fees and consulting fees and impairment on assets held for sale.  We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June  30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$14,593	$5,909	$16,168	$2,505

Interest expense - net	1,998	2,077	3,970	4,060
Income tax expense	7,824	3,352	8,592	1,213
Depreciation expense	841	737	1,665	1,454
Amortization	1,454	1,397	2,909	2,695
EBITDA	26,710	13,472	33,304	11,927

Stock based compensation expense	575	524	1,597	1,459
TrynEx purchase accounting (1)	137	—	273	—
Other charges (2)	388	374	899	1,220

Adjusted EBITDA	$27,810	$14,370	$36,073	$14,606

(1)	Reflects $137 and $273 in earnout compensation expense in the three and six months ended June 30, 2014, respectively.
(2)

Reflects expenses of $388 and $374 for one time, unrelated legal and consulting fees for the three months ended June 30, 2014 and June 30, 2013, respectively; and expenses of $899 and $573 for one time, unrelated legal and consulting fees for the six months ended June 30, 2014 and June 30, 2013.   Includes write down of asset held for sale of $647 for the six months ended June 30, 2013.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2017 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company has just begun the process of evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

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

As of June  30, 2014, we had $69.5 million of total liquidity, comprised of $7.1 million in cash and cash equivalents and borrowing availability of $62.4 million under our revolving credit facility, compared with total liquidity as of December 31, 2013 of approximately $68.2 million, comprised of approximately $19.9 million in cash and cash equivalents and borrowing availability of approximately $48.3 million under our revolving credit facility.  The increase in our total liquidity from December 31, 2013 is primarily due to working capital needs and our borrowing base.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at June  30, 2014, December 31, 2013 and June  30, 2013.

	As of
	June 30,	December 31,	June 30,
	2014	2013	2013
Cash and cash equivalents	$7,071	$19,864	$2,084
Inventories	38,579	27,977	42,407

We had cash and cash equivalents of $7.1 million at June  30, 2014 compared to cash and cash equivalents of $19.9 million and $2.1 million at December 31, 2013 and June  30, 2013, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six Months Ended
	June 30,	June 30,
Cash Flows (in thousands)	2014	2013	Change	% Change

Net cash provided by (used in) operating activities	$12,257	$(11,830)	$24,087	203.6%
Net cash used in investing activities	(1,587)	(28,197)	26,610	94.4%
Net cash provided by (used in) financing activities	(23,463)	17,975	(41,438)	(230.5)%

Decrease in cash	$(12,793)	$(22,052)	$9,259	42.0%

Net cash provided by operating activities increased $24.1 million from the six months ended June  30, 2013 to the six months ended June  30, 2014.  The increase in cash provided by operating activities was primarily due to favorable changes in working capital of $9.2 million and to a $14.9 million increase in net income adjusted for reconciling items.

Net cash used in investing activities decreased $26.6 million for the six months ended June  30, 2014, compared to the corresponding period in 2013.  This decrease was primarily due to the $26.7 million acquisition of the TrynEx assets in 2013.

Net cash used in financing activities increased $41.4 million for the six months ended June  30, 2014 compared to the corresponding period in 2013.  The increase in cash used was primarily a result of the repayment of $13.0 million outstanding on our revolving credit facility during the six months ended June  30, 2014.    Additionally, we borrowed $28.0 million on our revolving credit facility to fund the TrynEx acquisition which provided cash for the six months ended June 30, 2013 as compared to having no outstanding revolver borrowings at June 30, 2014.

Contractual Obligations

There have been no material changes to our contractual obligations in the six months ended June  30, 2014.

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

As of June 30, 2014, we had outstanding borrowings under our term loan of $111.2 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2014 by $0.0  million, $0.1 million and $0.1 million, respectively. We have entered into an interest rate swap, which became effective beginning July 2011 and matures December 2014, to hedge the variability in future cash flows associated with our variable-rate term loans. The swap fixes the adjusting rate on $50.0 million of our term loan to an interest rate of 2.085%. As of June 30, 2014, we had no outstanding borrowings under our revolving credit facility.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 11.4%  and 15.7%  for the three and six months ended June  30, 2014,  compared to 11.3%  and 16.9% for the three and six months ended June  30, 2013, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2014, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

In May 2014, the Company withheld approximately 1,596 shares of the Company’s common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company’s shareholder-approved equity incentive plan.

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
10.1

Douglas Dynamics, Inc. Annual Incentive Plan [Incorporated by reference to Appendix A to Douglas Dynamics, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 28, 2014 (File No. 001-34728)].

10.2

Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan [Incorporated by reference to Appendix B to Douglas Dynamics, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 28, 2014 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2014, filed on August 5, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: August 5, 2014

Exhibit Index to Form 10-Q for the Period Ended June 30, 2014

Exhibit Numbers	Description

10.1

Douglas Dynamics, Inc. Annual Incentive Plan [Incorporated by reference to Appendix A to Douglas Dynamics, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 28, 2014 (File No. 001-34728)].

10.2

Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan [Incorporated by reference to Appendix B to Douglas Dynamics, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 28, 2014 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2014, filed on August 5, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.