Form 10-K
period 2014-12-31
DOUGLAS DYNAMICS, INC
filed 2015-03-12
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 001‑34728

DOUGLAS DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	134275891 (I.R.S. Employer Identification No.)
7777 N 73rd Street Milwaukee, Wisconsin (Address of principal executive offices)	53223 (Zip Code)

Registrant’s telephone number, including area code (414) 354‑2310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒.

At June 30, 2014, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $393 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 12, 2015, the Registrant had outstanding an aggregate of 22,361,447 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 29, 2015, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014, are incorporated into Parts II and III.

PART I

Forward Looking Statements

This Annual Report on Form 10‑K contains “forward‑looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward‑ looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward‑looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward‑looking statements include, but are not limited to:

•	Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall;
•	A significant decline in economic conditions;
•	Our inability to maintain good relationships with our distributors;
•	Lack of available or favorable financing options for our end‑users or distributors;
•	Increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors;
•	Increases in the price of fuel;
•	The inability of our suppliers to meet our volume or quality requirements;
•	Inaccuracies in our estimates of future demand for our products;
•	Our inability to protect or continue to build our intellectual property portfolio;
•	The effects of laws and regulations and their interpretations on our business and financial conditions;
•	Our inability to develop new products or improve upon existing products in response to end‑user needs;
•	Losses due to lawsuits arising out of personal injuries associated with our products;
•	Factors that could impact the future declaration and payment of dividends;
•	Our inability to compete effectively against competition; and
•

Our inability to achieve the projected financial performance with the assets of TrynEx, Inc. (“TrynEx”), which we acquired in 2013, or the business of Henderson Enterprises Group, Inc. (“Henderson”) which we acquired in 2014, and unexpected costs or liabilities related to such acquisitions.

We undertake no obligation to revise the forward‑looking statements included in this Annual Report on Form 10‑K to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward‑looking statements. Factors in addition to those listed above that could cause or contribute to such differences are discussed in Item 1A, “Risk Factors” of the Annual Report on Form 10‑K.

Item 1.  Business

Overview

Home to the best selling brands in the industry, Douglas Dynamics, Inc. (the “Company,” “we,” “us,” “our”) is North America's premier manufacturer of vehicle attachments and equipment. For more than 65 years, the Company has been innovating products that enable end users to perform their jobs more efficiently and effectively, providing opportunities for businesses to increase profitability. Our commitment to continuous improvement enables us to consistently produce high quality products and drive shareholder value. The Douglas Dynamics portfolio includes snow and ice management attachments sold under the BLIZZARD®, FISHER®, SNOWEX® and WESTERN® brands, turf care equipment under the TURFEX® brand, and industrial maintenance equipment under the SWEEPEX® brand.  On December 31, 2014, we completed our acquisition of Henderson by merging a wholly-owned subsidiary of the Company with and into Henderson pursuant to a merger agreement. The acquisition provides the Company with Henderson’s diverse product portfolio including ice control equipment, snow plows, dump bodies, muni-bodies, and replacement parts.   Additionally, as a result of the Henderson acquisition, the Company acquired Henderson’s brands, and access to Henderson’s network of authorized dealers. We operate as a single segment.

We offer a  broad product line of snowplows and sand and salt spreaders for light trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. As a result of the acquisition of Henderson, we also provide customized turnkey solutions to governmental agencies such as Departments of Transportation (“DOTs”) and municipalities.  We also believe that, with the addition of Henderson, we are now the market leader in the heavy-duty segment of the North American snow and ice control market which includes equipment for class 7 and class 8 truck chassis.  For the years ended December 31, 2014, 2013 and 2012, 84%, 85% and 88% of our net sales were generated from sales of snow and ice control equipment, respectively, and 16%, 15% and 12% of our net sales were generated from sales of parts and accessories, respectively.

We sell our products through a distributor network primarily to professional snowplowers who are contracted to remove snow and ice from commercial, municipal and residential areas. Over the last 50 years, we have engendered exceptional customer loyalty for our products because of our ability to satisfy the stringent demands of our customers for a high degree of quality, reliability and service. As a result, we believe our installed base is the largest in the light truck market with over 500,000 snowplows and sand and salt spreaders in service. Because sales of snowplows and sand and salt spreaders are primarily driven by the need of our core end‑user base to replace worn existing equipment, we believe our substantial installed base provides us with a high degree of predictable sales over any extended period of time.

We believe we have the industry’s most extensive distribution network worldwide, which consists of over 2,200 points of sale including 125 independent truck equipment distributors as  a result of the Henderson acquisition.   Additionally we have added Henderson’s five truck equipment installation facilities located throughout the United States.  Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry‑leading brands within our distribution network.  Beginning in 2005, we have extended our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

We believe we are the industry’s most operationally efficient manufacturer due to our vertical integration, highly variable cost structure and intense focus on lean manufacturing. We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations. During the year ended December 31, 2014 we manufactured our products in three facilities that we own in Milwaukee, Wisconsin, Rockland, Maine, and Madison Heights, Michigan. As a result of  the December 31, 2014 acquisition of Henderson, we also have added a manufacturing facility in Manchester, Iowa.  Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers during times of sudden and unpredictable snowfall events when our customers need our products immediately.

Our Industry

Both the light truck and heavy duty snow and ice control equipment industries in North America consist predominantly of domestic participants that manufacture their products in North America. The annual demand for snow and ice control equipment is driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end‑user. We believe actively‑used snowplows are typically replaced, on average, every 9 to 12 years.

We believe that both light and heavy duty snow and ice control equipment are both driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end‑user.   However, we believe that demand for heavy duty trucks is less elastic than light trucks.     Heavy duty truck end users typically are comprised of local governments and municipalities which plan for and execute planned replacement of equipment over time.

The primary factor influencing the replacement cycle for snow and ice control equipment for light trucks is the level, timing and location of snowfall. Sales of snow and ice control equipment in any given year and region are most heavily influenced by local snowfall levels in the prior snow season. Heavy snowfall during a given winter causes equipment usage to increase, resulting in greater wear and tear and shortened life cycles, thereby creating a need for replacement equipment and additional parts and accessories.

While snowfall levels vary within a given year and from year‑to‑year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi‑year periods. The following chart depicts aggregate annual and ten‑year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2014. As the chart indicates, since 1984 aggregate snowfall levels in any given rolling ten‑year period have been fairly consistent, ranging from 2,742 to 3,318 inches.

Snowfall in Snowbelt States (inches)
(for October 1 through March 31)
5,000
4,000
3,000
2,000
1,000
-
'79
'81
'83
'85
'87
'89
'91
'93
'95
'97
'99
'01
'03
'05
'07
'09
'11
'13
Annual Snowfall
10 - year average annual snowfall

Note:The 10‑year rolling average snowfall is not presented prior to 1984 for purposes of the calculation due to lack of snowfall data prior to 1975. Snowfall data in this chart is not adjusted for snowfall outside of the 66 cities in the 26 states reflected.

Source:National Oceanic and Atmospheric Administration’s National Weather Service.

The demand for snow and ice control equipment can also be influenced by general economic conditions in the United States, as well as local economic conditions in the snow‑belt regions in North America. In stronger economic conditions, our end‑users may choose to replace or upgrade existing equipment before its useful life has ended, while in weak economic conditions, our end‑users may seek to extend the useful life of equipment, thereby increasing the sales of parts and accessories. However, since snow and ice control management is a non‑discretionary service necessary to ensure public safety and continued personal and commercial mobility in populated areas that receive snowfall, end‑users cannot extend the useful life of snow and ice control equipment indefinitely and must replace equipment that has become too worn, unsafe or unreliable, regardless of economic conditions. While our parts and accessories yield slightly higher gross margins than our snow and ice control equipment, they yield significantly lower revenue than equipment sales, which adversely affects our results of operations.

Sales of parts and accessories for 2014 were approximately 89% higher than average annual parts and accessories sales over the preceding ten years. The higher than average parts and accessories sales were partially due primarily driven by above average snowfall, in addition to TrynEx parts and accessory sales being sold for a full year in 2014 versus only a partial year in 2013. TrynEx parts and accessories sales contributed approximately 18% of increased parts and accessory sales in 2014 compared to 2013. The remaining 47% increase can be attributed to the timing, location and amount of the snowfall for the six‑month snow season ended March 31, 2014.

Long‑term growth in the overall snow and ice control equipment market also results from geographic expansion of developed areas in the snow belt regions of North America, as well as consumer demand for technological enhancements in snow and ice control equipment and related parts and accessories that improves efficiency and reliability. Continued construction in the snow belt regions in North America increases the aggregate area requiring snow and ice removal, thereby growing the market for snow and ice control equipment. In addition, the development and sale of more reliable, more efficient and more sophisticated products have contributed to an approximate 2% to 4% average unit price increase in each of the past five years.

Our Competitive Strengths

We compete solely with other North American manufacturers who do not benefit from our extensive distributor network, manufacturing efficiencies and depth and breadth of products. As the market leader in snow and ice control equipment for light trucks and following the Henderson acquisition, heavy duty trucks, we enjoy a set of competitive advantages versus smaller equipment providers, which allows us to generate robust cash flows in all snowfall environments and to support continued investment in our products, distribution capabilities and brand regardless of annual volume fluctuations. We believe these advantages are rooted in the following competitive strengths and reinforces our industry leadership over time.

Exceptional Customer Loyalty and Brand Equity.  Our brands enjoy exceptional customer loyalty and brand equity in the snow and ice control equipment industry with both end‑users and distributors, which have been developed through over 50 years of superior innovation, productivity, reliability and support, consistently delivered season after season. We believe past brand experience, rather than price, is the key factor impacting snowplow purchasing decisions.

Broadest and Most Innovative Product Offering.  We provide the industry’s broadest product offering with a full range of snowplows, sand and salt spreaders and related parts and accessories. We believe we maintain the industry’s largest and most advanced in‑house new product development program, historically introducing several new and redesigned products each year. Our broad product offering and commitment to new product development is essential to maintaining and growing our leading market share position as well as continuing to increase the profitability of our business.

Extensive North American Distributor Network.  With over 2,200 points of sale, we benefit from having the most extensive distributor network in the industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real‑time end‑user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

Leader in Operational Efficiency.  We believe we are a leader in operational efficiency in our industry, resulting from our application of lean manufacturing principles and a highly variable cost structure. By utilizing lean principles, we are able to adjust production levels easily to meet fluctuating demand, while controlling costs in slower periods. This operational efficiency is supplemented by our highly variable cost structure, driven in part by our access to a sizable temporary workforce (comprising approximately 10‑15% of our total workforce during average snowfall years), which we can quickly adjust, as needed. These manufacturing efficiencies enable us to respond rapidly to urgent customer demand during times of sudden and unpredictable snowfalls, allowing us to provide exceptional service to our existing customer base and capture new customers from competitors that we believe cannot service their customers’ needs with the same speed and reliability.

Strong Cash Flow Generation.  We are able to generate significant cash flow as a result of relatively consistent high profitability, low capital spending requirements and predictable timing of our working capital requirements. Our cash flow results will also benefit substantially from approximately $19.0 million of annual tax‑deductible intangible and goodwill expense over the next four years, which has the impact of reducing our corporate taxes owed by approximately $7.3 million on an annual basis during this period, in the event we have sufficient taxable income to utilize such benefit. Our significant cash flow has allowed us to reinvest in our business, pay down long term debt, and pay substantial dividends on a pro rata basis to our stockholders.

Experienced Management Team.  We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the snow and ice control equipment industry for light trucks.

Our senior management team, consisting of four officers, has an average of approximately 24 years of weather‑related industry experience and an average of over fourteen years with our company. James Janik, our Chairman, President and Chief Executive Officer, has been with us for over 22 years and in his role as President and Chief Executive Officer since 2000, and through his strategic vision, we have been able to expand our distributor network and grow our market leading position.

Our Business Strategy

Our business strategy is to capitalize on our competitive strengths to maximize cash flow to pay dividends, reduce indebtedness and reinvest in our business to create stockholder value. The building blocks of our strategy are:

Continuous Product Innovation.  We believe new product innovation is critical to maintaining and growing our market‑leading position in the snow and ice control equipment industry. We will continue to focus on developing innovative solutions to increase productivity, ease of use, reliability, durability and serviceability of our products and on incorporating lean manufacturing concepts into our product development process, which has allowed us to reduce the overall cost of development and, more importantly, to reduce our time‑to‑market by nearly one‑half.

Distributor Network Optimization.  We will continually seek opportunities to continue to expand our extensive distribution network by adding high‑ quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry‑leading brands within our distribution network to ensure we maximize our ability to generate revenue while protecting our industry leading reputation, customer loyalty and brands. We will also focus on optimizing this network by providing in‑depth training, valuable distributor support and attractive promotional and incentive opportunities. As a result of these efforts, we believe a majority of our distributors choose to sell our products exclusively. We believe this sizable high quality network is unique in the industry, providing us with valuable insight into purchasing trends and customer preferences, and would be very difficult to replicate.

Aggressive Asset Management and Profit Focus.  We will continue to aggressively manage our assets in order to maximize our cash flow generation despite seasonal and annual variability in snowfall levels. We believe our ability is unique in our industry and enables us to achieve attractive margins in all snowfall environments. Key elements of our asset management and profit focus strategies include:

•	employment of a highly variable cost structure, which allows us to quickly adjust costs in response to real‑time changes in demand;
•	use of enterprise‑wide lean principles, which allow us to easily adjust production levels up or down to meet demand;
•	implementation of a pre‑season order program, which incentivizes distributors to place orders prior to the retail selling season and thereby enables us to more efficiently utilize our assets; and
•	development of a vertically integrated business model, which we believe provides us cost advantages over our competition.

Additionally, although modest, our capital expenditure requirements and operating expenses can be temporarily reduced in response to anticipated or actual lower sales in a particular year to maximize cash flow.

Flexible, Lean Enterprise Platform.  We will continue to utilize lean principles to maximize the flexibility, efficiency and productivity of our manufacturing operations while reducing the associated costs, enabling us to increase distributor and end‑user satisfaction. For example, in an environment where shorter lead times and near‑perfect order fulfillment are important to our distributors, we believe our lean processes have helped us to improve our shipping performance and build a reputation for providing industry leading shipping performance.

Our Growth Opportunities

Opportunistically Seek New Products and New Markets.    On December 31, 2014 the Company completed its acquisition of Henderson, which gave the Company Henderson’s full line of product offerings and access to its network of dealers.   Previously, on May 6, 2013, the Company acquired substantially all of the assets of TrynEx, including its full line of product offerings and access to its network of authorized dealers. We expect to continue to consider external growth opportunities within the snow and ice control industry and other equipment or component markets. We plan to continue to evaluate other acquisition opportunities within our industry that can help us expand our distribution reach, enhance our technology and as a consequence improve the breadth and depth of our product lines. We also consider diversification opportunities in adjacent markets that complement our business model and could offer us the ability to leverage our core competencies to create stockholder value.

Increase Our Industry Leading Market Share.  We plan to leverage our industry leading position, distribution network and new product innovation capabilities to capture market share in the North American snow and ice control equipment market, focusing our primary efforts on increasing penetration in those North American markets where we believe our overall market share is less than 50% and of Henderson, the heavy duty truck market. We also plan to continue growing our presence in the snow and ice control equipment market outside of North America, particularly in Asia and Europe, which we believe could provide significant growth opportunities in the future.

Employees

As of December 31, 2014, we employed 993 employees on a full‑time basis, including 363 employees at the newly acquired Henderson business.  None of our employees are represented by a union and we are not party to any collective bargaining agreements.

Financing program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2014, 2013 and 2012, distributors financed purchases of $5.6 million, $2.9 million and $1.6 million through this financing program, respectively. At both December 31, 2014 and December 31, 2013, there was $0 of uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2014 and 2013 was $1.9 million and $1.3 million, respectively. We were required to repurchase repossessed inventory of $0, $0, and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms as well as sand, salt and fertilizer spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between two years and 19 years of remaining life. Our patent applications date from 1996 through 2014.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 36 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 11 Canadian registered trademarks, 5 European trademarks, 58 U.S. issued patents, 11 Canadian patents and two Chinese and Mexican trademarks.

Raw Materials

During 2014, we experienced slightly unfavorable commodity costs compared to the slightly favorable prices paid for commodities in 2013. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2014, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

Other Information

We were formed as a Delaware corporation in 2004. We maintain a website with the address www.douglasdynamics.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).

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

As a manufacturer of snow and ice control equipment for both light and heavy duty trucks, and related parts and accessories, our sales depend primarily on the level, timing and location of snowfall in the regions in which we offer our products. A low level or lack of snowfall in any given year in any of the snow‑belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada) will likely cause sales of our products to decline in such year as well as the subsequent year, which in turn may adversely affect our results of operations and ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year‑to‑Year Variability.” A sustained period of reduced snowfall events in one or more of the geographic regions in which we offer our products could cause our results of operations to decline and adversely affect our ability to pay dividends.

The year‑to‑year variability of our business can cause our results of operations and financial condition to be materially different from year‑to‑year; whereas the seasonality of our business can cause our results of operations and financial condition to be materially different from quarter‑to‑quarter.

Because our business depends on the level, timing and location of snowfall, our results of operations vary from year‑to‑year. Additionally, because the annual snow season typically only runs from October 1 through March 31, our distributors typically purchase our products during the second and third quarters. As a result, we operate in a seasonal business. We not only experience seasonality in our sales, but also experience seasonality in our working capital needs. Consequently, our results of operations and financial condition can vary from year‑to‑year, as well as from quarter‑to‑quarter, which could affect our ability to pay dividends. If we are unable to effectively manage the seasonality and year‑to‑year variability of our business, our results of operations, financial condition and ability to pay dividends may suffer.

If economic conditions in the United States continue to remain weak or deteriorate further, or if spending by governmental agencies is limited or reduced, our results of operations, financial condition and ability to pay dividends may be adversely affected.

Historically, demand for snow and ice control equipment for light and heavy duty trucks has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow‑belt regions in North America. During the last few years, economic conditions throughout the United States have been extremely weak and spending by governmental agencies such as Departments of Transportation (“DOTs”) and municipalities has been constrained. Although conditions improved from 2011 through 2014, they may not become strong in the foreseeable future. Weakened economic conditions and limited or reduced government spending may cause our end‑users to delay purchases of replacement snow and ice control equipment and instead repair their existing equipment, leading to a decrease in our sales of new equipment. Weakened economic conditions and limited or reduced governmental spending may also cause our end‑users to delay their purchases of new light and heavy duty trucks. Because our end‑users tend to purchase new snow and ice control equipment concurrent with their purchase of new light or heavy duty trucks, their delay in purchasing new light or heavy duty trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions or limited or reduced government spending may negatively affect our results of operations, financial condition and ability to pay dividends.

Weakened economic conditions or limited or reduced government spending may also cause our end‑users to consider price more carefully in selecting new snow and ice control equipment. Historically, considerations of quality and service have outweighed considerations of price, but in a weak economy, or an environment of constrained government spending, price may become a more important factor. Any refocus away from quality in favor of cheaper equipment could cause end‑users to shift away from our products to less expensive competitor products, or to shift away from our more profitable products to our less profitable products, which in turn would adversely affect our results of operations and our ability to pay dividends.

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

In addition, our distributors may not provide timely or adequate service to our end‑users. If this occurs, our brand identity and reputation may be damaged, which would have an adverse effect on our results of operations and ability to pay dividends.

Lack of available financing options for our end‑users or distributors may adversely affect our sales volumes.

Our end‑user base is highly concentrated among professional snowplowers, who comprise over 50% of our end‑users, many of whom are individual landscapers who remove snow during the winter and landscape during the rest of the year, rather than large, well‑capitalized corporations. These end‑users often depend upon credit to purchase our products. If credit is unavailable on favorable terms or at all, our end‑users may not be able to purchase our products from our distributors, which would in turn reduce sales and adversely affect our results of operations and ability to pay dividends.

In addition, because our distributors, like our end‑users, rely on credit to purchase our products, if our distributors are not able to obtain credit, or access credit on favorable terms, we may experience delays in payment or nonpayment for delivered products. Further, if our distributors are unable to obtain credit or access credit on favorable terms, they could experience financial difficulties or bankruptcy and cease purchases of our products altogether. Thus, if financing is unavailable on favorable terms or at all, our results of operations and ability to pay dividends would be adversely affected.

The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline.

Steel is a significant raw material used to manufacture our products. During 2014, 2013 and 2012, our steel purchases were approximately 13%, 13% and 18% of our revenue, respectively. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Steel prices are volatile and may increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions remain weak and our distributors and end‑users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

If petroleum prices increase, our results of operations could be adversely affected.

Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside of our control. Political events in petroleum‑producing regions as well as hurricanes and other weather‑related events may cause the price of fuel to increase. If the price of fuel increases, the demand for our products may decline, which would adversely affect our financial condition and results of operations.

We depend on outside suppliers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off‑shore sources. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products and components from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end‑user sales, which could have an adverse effect on our business and financial condition.

We have continued to increase the number of our off‑shore suppliers. Our increased reliance on off‑shore sourcing may cause our business to be more susceptible to the impact of natural disasters, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, a weakening of the dollar over an extended period of time and other uncontrollable factors such as changes in foreign regulation or economic conditions. In addition, reliance on off‑shore suppliers may make it more difficult for us to respond to sudden changes in demand because of the longer lead time to obtain components from off‑shore sources. We may be unable to mitigate this risk by stocking sufficient materials to satisfy any sudden or prolonged surges in demand for our products. If we cannot satisfy demand for our products in a timely manner, our sales could suffer as distributors can cancel purchase orders without penalty until shipment.

We do not sell our products under long‑term purchase contracts, and sales of our products are significantly impacted by factors outside of our control; therefore, our ability to estimate demand is limited.

We do not enter into long‑term purchase contracts with our distributors and the purchase orders we receive may be cancelled without penalty until shipment. Therefore, our ability to accurately predict future demand for our products is limited. Nonetheless, we attempt to estimate demand for our products for purposes of planning our annual production levels and our long‑term product development and new product introductions. We base our estimates of demand on our own market assessment, snowfall figures, quarterly field inventory surveys and regular communications with our distributors. Because wide fluctuations in the level, timing and location of snowfall, economic conditions and other factors may occur, each of which is out of our control, our estimates of demand may not be accurate. Underestimating demand could result in procuring an insufficient amount of materials necessary for the production of our products, which may result in increased production costs, delays in product delivery, missed sale opportunities and a decrease in customer satisfaction. Overestimating demand could result in the procurement of excessive supplies, which could result in increased inventory and associated carrying costs.

If we are unable to enforce, maintain or continue to build our intellectual property portfolio, or if others invalidate our intellectual property rights, our competitive position may be harmed.

Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms as well as sand, salt and fertilizer spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between two years and 19 years of remaining life. Our patent applications date from 1996 through 2014.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 36 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 11 Canadian registered trademarks, 5 European trademarks, 58 U.S. issued patents, 11 Canadian patents and two Chinese and Mexican trademarks.    Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

If we are unable to develop new products or improve upon our existing products on a timely basis, it could have an adverse effect on our business and financial condition.

We believe that our future success depends, in part, on our ability to develop on a timely basis new technologically advanced products or improve upon our existing products in innovative ways that meet or exceed our competitors’ product offerings. Continuous product innovation ensures that our consumers have access to the latest products and features when they consider buying snow and ice control equipment. Maintaining our market position will require us to continue to invest in research and development and sales and marketing. Product development requires significant financial, technological and other resources. We may be unsuccessful in making the technological advances necessary to develop new products or improve our existing products to maintain our market position. Industry standards, end‑user expectations or other products may emerge that could render one or more of our products less desirable or obsolete. If any of these events occur, it could cause decreases in sales, a failure to realize premium pricing and an adverse effect on our business and financial condition.

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

Our operations are subject to certain federal, state and local laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non‑hazardous substances and materials into the environment, the manufacturing of motor vehicle accessories and employee health and safety. We cannot be certain that existing and future laws and regulations and their interpretations will not harm our business or financial condition. We currently make and may be required to make large and unanticipated capital expenditures to comply with environmental and other regulations, such as:

•	Applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration;
•	Reclamation and remediation and other environmental protection; and
•	Standards for workplace safety established by the Occupational Safety and Health Administration.

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2014, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non‑compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Despite modest recent market recoveries, the funding status of our pension plans, remain impacted by the financial market downturn over the last several years, which had severely impacted the funded status of our pension plans. As of December 31, 2014, our pension plans were underfunded by approximately $12.3 million. In 2014, contributions to our defined benefit pension plans were approximately $1.4 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

The statements regarding our industry, market positions and market share in this filing are based on our management’s estimates and assumptions. While we believe such statements are reasonable, such statements have not been independently verified.

Information contained in this Annual Report on Form 10‑K concerning the snow and ice control equipment industry for light trucks, our general expectations concerning this industry and our market positions and other market share data regarding the industry are based on estimates our management prepared using end‑user surveys, anecdotal data from our distributors and distributors that carry our competitors’ products, our results of operations and management’s past experience, and on assumptions made, based on our management’s knowledge of this industry, all of which we believe to be reasonable. These estimates and assumptions are inherently subject to uncertainties, especially given the year‑to‑year variability of snowfall and the difficulty of obtaining precise information about our competitors, and may prove to be inaccurate. In addition, we have not independently verified the information from any third‑party source and thus cannot guarantee its accuracy or completeness, although management also believes such information to be reasonable. Our actual operating results may vary significantly if our estimates and outlook concerning the industry, snowfall patterns, our market positions or our market shares turn out to be incorrect.

We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

The manufacture, sale and usage of our products expose us to a risk of product liability claims. If our products are defective or used incorrectly by our end‑users, injury may result, giving rise to product liability claims against us. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business and financial condition could suffer. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and operating results. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure or other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Any of these issues could also result in loss of market share, reduced sales, and higher warranty expense.

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

As of December 31, 2014, we had approximately $190 million of senior secured indebtedness, no outstanding borrowings under our revolving credit facility and $75 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

Our senior credit facilities contain, and future debt instruments to which we may become subject may contain, covenants that limit our ability to engage in activities that could otherwise benefit our company. Under the credit facilities as modified most recently in December 2014, these covenants include restrictions on our ability to:

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

Our amended revolving credit facility also includes limitations on capital expenditures and requires that if we fail to maintain the greater of $12,500,000 and 12.5% of the revolving commitments in borrowing availability, we must comply with a fixed charge coverage ratio test. In addition, if a liquidity event occurs because our borrowing availability is less than the greater of $15,000,000 and 15% of the aggregate revolving commitments (or an event of default occurs and is continuing), subject to certain limited cure rights, all proceeds of our accounts receivable and other collateral will be applied to reduce obligations under our amended revolving credit facility, jeopardizing our ability to meet other obligations. Our ability to comply with the covenants contained in our senior credit facilities or in the agreements governing our future indebtedness, and our ability to avoid liquidity events, may be affected by events, or our future performance, which are subject to factors beyond our control, including prevailing economic, financial, industry and weather conditions, such as the level, timing and location of snowfall and general economic conditions in the snowbelt regions of North America. A failure to comply with these covenants could result in a default under our senior credit facilities, which could prevent us from paying dividends, borrowing additional amounts and using proceeds of our inventory and accounts receivable, and also permit the lenders to accelerate the payment of such debt. If any of our debt is accelerated or if a liquidity event (or event of default) occurs that results in collateral proceeds being applied to reduce such debt, we may not have sufficient funds available to repay such debt and our other obligations, in which case, our business could be halted and such lenders could proceed against any collateral securing that debt. Further, if the lenders accelerate the payment of the indebtedness under our senior credit facilities, our assets may not be sufficient to repay in full the indebtedness under our senior credit facilities and our other indebtedness, if any. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs to pursue available business opportunities or react to changes in our business and the industry in which we operate.

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

•	the division of our Board of Directors into three separate classes serving staggered three‑year terms;
•	the ability of our stockholders to remove our directors is limited to cause and only by the vote of at least 66 2/3% of the outstanding shares of our common stock;
•	the prohibition on our stockholders from acting by written consent and calling special meetings;
•	the requirement that our stockholders provide advance notice when nominating our directors or proposing business to be considered by the stockholders at an annual meeting of stockholders; and
•	the requirement that our stockholders must obtain a 66 2/3% vote to amend or repeal certain provisions of our certificate of incorporation.

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

Our long‑term growth strategy includes building value for our company through a variety of methods. These methods may include acquisition of, investment in, or joint ventures involving, complementary businesses. We cannot assure that we will be able to identify suitable parties for these transactions. If we are unable to identify suitable parties for strategic transactions we may not be able to capitalize on market opportunities with existing and new customers, which could inhibit our ability to gain market share. Even if we identify suitable parties to participate in these transactions, we cannot assure that we will be able to make them on commercially acceptable terms, if at all.

In December 2014, we acquired Henderson.   In May 2013, we acquired substantially all of the assets of TrynEx. We may not be able to achieve the projected financial performance or incur unexpected costs or liabilities as a result of either transaction.   In addition, if in the future we acquire another company or its assets, it may be difficult to assimilate the acquired businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and ability to compete and gain market share. Mergers and acquisitions are inherently risky and are subject to many factors outside our control. No assurance can be given that any future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support any acquired company and may have difficulty identifying and acquiring appropriate resources. If we divest or otherwise exit certain portions of our business in connection with a strategic transaction, we may be required to record additional expenses, and our estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We are headquartered in Milwaukee, WI and currently have manufacturing facilities in Milwaukee, WI, Rockland, ME and Madison Heights, MI. Additionally, we operate a sourcing office in China. As a result of the Henderson acquisition on December 31, 2014, we also own a manufacturing facility in Manchester, Iowa and lease five truck equipment distribution locations in Illinois, Iowa, New Jersey, New York and Ohio.   We operate as a single segment.

Item 3.  Legal Proceedings

In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental‑related claims or legal matters.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers as of December 31, 2014 were as follows:

Name	Age	Position
James Janik	58	Chairman, President and Chief Executive Officer
Robert McCormick	54	Executive Vice President, Chief Financial Officer and Secretary
Mark Adamson	56	Senior Vice President, Sales and Marketing
Keith Hagelin	54	Senior Vice President, Operations

James Janik has been serving as our President and Chief Executive Officer since 2000 and as a director since 2004. Since 2014, Mr. Janik also has served as our Chairman of the Board.  Mr. Janik was General Manager of our Western Products division from 1994 to 2000 and Vice President of Marketing and Sales from 1998 to 2000. Prior to joining us, Mr. Janik was the Vice President of Marketing and Sales of Sunlite Plastics Inc., a custom extruder of thermoplastic materials, for two years. During the 11 prior years, Mr. Janik held a number of key marketing, sales and production management positions for John Deere Company.

Robert McCormick has been serving as our Executive Vice President, Chief Financial Officer since September 2004 and as our Secretary since May 2005. Mr. McCormick served as our Assistant Secretary from September 2004 to May 2005 and as our Treasurer from September 2004 through December 2010. Prior to joining us, Mr. McCormick served as President and Chief Executive Officer of Xymox Technology Inc. from 2001 to 2004. Prior to that, Mr. McCormick served in various capacities in the Newell Rubbermaid Corporation, including President from 2000 to 2001 and Vice President Group Controller from 1997 to 2000. While Mr. McCormick served as President, he was responsible for Newell’s Mirro / Wearever Cookware, and as Vice President Group Controller, he was responsible for worldwide strategic and financial responsibilities for 12 company divisions with sales of over two billion dollars.

Mark Adamson has been serving as our Senior Vice President, Sales and Marketing since 2013. Prior to becoming our Senior Vice President, Sales and Marketing he had served as our Vice President, Sales and Marketing since 2007. Prior to joining us, Mr. Adamson held numerous senior level management positions with industry leaders in the grounds care industry, including John Deere Company from 1980 to 2002 and Gehl Corporation from 2002 to 2007. From 2003 to 2005, he was the Manager, Regional Sales & Distribution of Gehl Company, directing the sales and marketing activities of certain sales field managers in the northeastern United States responsible for Gehl product sales and rental, and from 2005 to 2007, he was the Director, Training and Customer Support, where he directed the aftermarket and training activities of five departments and thirty‑two individuals responsible for Gehl and Mustang products worldwide. From 1980 to 2002, Mr. Adamson held several senior level management positions with John Deere Company.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock has been traded on the New York Stock Exchange since the second quarter of 2010 under the symbol “PLOW.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History for each quarter in 2014 and 2013.

	2014			2013
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends
Fourth Quarter	$24.90	$18.40	$0.22	$17.45	$14.41	$0.21
Third Quarter	21.21	16.43	0.22	15.30	13.14	0.21
Second Quarter	18.28	16.45	0.22	14.55	12.72	0.21
First Quarter	18.55	14.12	0.22	14.86	12.65	0.21

At March 12, 2015, there were 23 record holders of our Common Stock.

In accordance with the Company’s dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. In the first, second and third quarters of 2013, the Company both declared and paid a dividend of $0.2075 per share. In the fourth quarter of 2013, the Company increased its annual implied dividend from $0.83 to $0.85 and both declared and paid a dividend of $0.2125 per share.   In the first quarter of 2014, the Company increased its annual implied dividend from $0.85 to $0.87 per share and both declared and paid a dividend of $0.2175 per share.   In the second, third and fourth quarters of 2014, the Company both declared and paid a dividend of $0.2175 per share.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict the Company from paying dividends if a minimum availability under the revolving credit facility, the greater of $15.0 million and 15% of the aggregate revolving commitments at the time of determination, is not maintained. Additionally, both senior credit facilities restrict the Company from paying dividends above certain levels not to exceed $6.0 million in any fiscal quarter of 2014, $6.25 million in any fiscal quarter of 2015 and $6.5 million in any fiscal quarter of 2016 and thereafter or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders (1):
2010 Stock Incentive Plan (2):	71,981	-	1,352,209
2004 Stock Incentive Plan	37,240	$ 4.21	-
Equity compensation plans not approved by security holders	-	-	-
Total (3)	109,221	$ 4.21	1,352,209

(1)	Includes the Company’s 2010 Stock Incentive Plan and 2004 Stock Incentive Plan, both of which were approved by our stockholders prior to our initial public offering, or IPO.
(2)	Excludes 180,570 shares of restricted stock previously granted under the 2010 Stock Incentive Plan.
(3)

Calculated excluding the 71,981 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share awards and have no exercise price.

The following information in this Item 5 of this Annual Report on Form 10‑K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph set forth below compares the cumulative total stockholder return on our common stock between May 5, 2010 (the date of our IPO) and December 31, 2014, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on May 5, 2010 in our common stock at our IPO offering price of $11.25 per share, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

We did not sell any equity securities during 2014 in offerings that were not registered under the Securities Act of 1933.

Item 6.  Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2013 and 2014 and for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements.

The selected historical consolidated financial data as of December 2010, 2011 and 2012 and for the years ended December 31, 2010 and 2011 is derived from our historical financial statements not included in this Annual Report on Form 10‑K.

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	As of December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$20,149	$39,432	$24,136	$19,864	$24,195
Total current assets	88,972	103,462	89,582	98,372	142,521
Total assets	348,043	359,017	338,371	364,339	480,443
Total current liabilities	15,976	32,611	16,670	36,098	45,694
Total debt	121,154	122,937	111,966	123,994	188,100
Total liabilities	178,550	195,628	184,639	209,018	307,154
Total shareholders' equity	169,493	163,389	153,732	155,321	173,289

	For the year ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Total sales	$176,795	$208,798	$140,033	$194,320	$303,511
Gross profit	60,301	71,817	43,963	65,650	116,326
Income from operations	21,408	40,181	18,869	27,506	72,217
Income tax expense	872	11,332	4,144	7,378	22,036
Net income	1,662	19,040	6,012	11,639	39,961
Net income per basic share	$0.09	$0.87	$0.27	$0.52	$1.78
Net income per diluted share	$0.09	$0.85	$0.26	$0.51	$1.77
Cash dividends paid per common share	$0.38	$1.18	$0.82	$0.84	$0.87

	For the year ended December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Other Data
Adjusted EBITDA	$47,345	$52,461	$29,732	$44,569	$87,932
Capital expenditures	$3,009	$2,373	$1,446	$2,775	$5,254

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2012, 2013 and 2014 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward‑looking statements contained in this Annual Report on Form 10‑K.

Results of Operations

Overview

In assessing our results of operations in a given period, one of the primary factors we consider is the level of snowfall experienced within the prior snow season. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow‑belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2014. During this period, snowfall averaged 3,047 inches, with the low in such period being 1,794 inches and the high being 4,502 inches.

During the six‑month snow season ended March 31, 2014, snowfall was 4,352 inches, which was 142.8% higher than average. Meanwhile, during the six‑month snow season ended March 31, 2013, we experienced snowfall that was 9.0% higher than average.  In contrast, during the six-month snow season ended March 31, 2012, we experienced historically below average snowfall (approximately 40% below average).  We believe the historically high snowfall levels for the six‑month snow season ended March 31, 2014, was the largest driver that positively impacted our business in 2014.  Additionally, we believe that other factors had a positive impact as well. These additional factors included the timing and location of snowfall in the snow season ended March 31, 2014, positively trending light truck sales in 2014 and the early snowfall experienced in many of our key markets in our fourth quarter ended December 31, 2014.

Sales of parts and accessories for 2014 and 2013 were $49.3 million and $29.9 million, respectively, or approximately 89% and 14% higher than annual parts and accessories sales over the preceding ten years, respectively. Sales of equipment unit sales for 2014 and 2013 were $254.2 million and $164.5 million, respectively. In 2014, equipment unit sales increased 47.9% as we sold 67,383 equipment units in 2014 as compared to 45,560 equipment units in 2013. We believe that the increase of both parts and accessories sales and equipment unit sales in 2014 as compared to the prior calendar year is a direct result of the significantly higher than average snowfall of 2014. Meanwhile, we believe that pent up demand due to deferred new equipment purchases started to release in the year ended December 31, 2014 in the marketplace and could continue to be released in or following another year of average or better snowfall that is accompanied by stronger macro‑economic conditions.

The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the periods indicated. During the years ended December 31, 2012, 2013 and 2014, we sold 34,457, 45,560 and 67,383 units of snow and ice control equipment, respectively.

	Year Ended December 31,
	2012	2013	2014
Equipment	88%	85%	84%

Parts and accessories	12%	15%	16%

The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2012, 2013 and 2014 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10‑K.

	For the year ended December 31,

	2012	2013	2014
	(in thousands)

Net sales	$140,033	$194,320	$303,511
Cost of sales	96,070	128,670	187,185
Gross profit	43,963	65,650	116,326
Selling, general, and administrative expense	19,895	31,872	38,239
Intangibles amortization	5,199	5,625	5,803
Loss recognized on assets held for sale	-	647	67
Income from operations	18,869	27,506	72,217
Interest expense, net	(8,393)	(8,328)	(8,129)
Loss on extinguishment of debt	-	-	(1,870)
Other expense, net	(320)	(161)	(221)
Income before taxes	10,156	19,017	61,997
Income tax expense	4,144	7,378	22,036
Net income	$6,012	$11,639	$39,961

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2012	2013	2014

Net sales	100.0%	100.0%	100.0%
Cost of sales	68.6%	66.2%	61.7%
Gross profit	31.4%	33.8%	38.3%
Selling, general, and administrative expense	14.2%	16.4%	12.6%
Intangibles amortization	3.7%	2.9%	1.9%
Loss recognized on assets held for sale	0.0%	0.3%	0.0%
Income from operations	13.5%	14.2%	23.8%
Interest expense, net	(6.0%)	(4.3%)	(2.7%)
Loss on extinguishment of debt	0.0%	0.0%	(0.6%)
Other expense, net	(0.2%)	(0.1%)	(0.1%)
Income before taxes	7.3%	9.8%	20.4%
Income tax expense	3.0%	3.8%	7.2%
Net income	4.3%	6.0%	13.2%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales.    Net sales were $303.5 million for the year ended December 31, 2014 compared to $194.3 million in 2013, an increase of $109.2 million, or 56.2%. This increase was driven by increases of $89.8 million in sales of snow and ice control equipment and $19.4 million in parts and accessories sales. The increase in sales of snow and ice control equipment for the year ended December 31, 2014 was attributable to an increase in sales volume of snow and ice control equipment of $78.8 million, or 47.9%, as compared to the prior year, and by price increases that we implemented beginning in the third and fourth quarters of 2013 and an additional price increase that was effective in the third and fourth quarters of 2014.    The increase in sales volume was largely a result of the above average snowfall in the markets we serve during the snow season ended March 31, 2014. Net sales of parts and accessories increased in the year ended December 31, 2014 from the year ended December 31, 2013 by 65.0%, from $29.9 million to $49.3 million. Net sales of parts and accessories remained comparatively high in 2014, above the preceding ten-year average by approximately 89%. As discussed above, the higher sales of parts and accessories was due in large part to the above average amounts of snowfall in the markets that our products are sold.  Sales related to TrynEx products of $12.9 million for the year ended December 31, 2013 increased to $26.4 million for the year ended December 31, 2014 which also contributed to the increase in net sales for the period.   Increase in TrynEx products was the result of both a full year of sales in 2014 as compared to eight months in 2013 due to the timing of our acquisition and due to above average snowfall in the markets we serve.

Cost of Sales.    Cost of sales was $187.2 million for the year ended December 31, 2014 compared to $128.7 million in 2013, an increase of $58.5 million, or 45.5%. This increase was driven primarily by increased volume of products sold. Cost of sales as a percentage of net sales decreased from 66.2% for the year ended December 31, 2013 to 61.7% for the year ended December 31, 2014 as a result of higher volumes to absorb fixed spending in the year ended December 31, 2014 as compared to the year ended December 31, 2013. Additionally, in 2013, inflationary commodity experience was slightly favorable, while commodity costs in 2014 were slightly unfavorable. As a percentage of cost of sales, fixed and variable costs were approximately 14% and 86%, respectively, for the year ended December 31, 2014, compared to approximately 18% and 82%, respectively, for the year ended December 31, 2013.

Gross Profit.    Gross profit was $116.3 million for the year ended December 31, 2014 compared to $65.7 million in 2013, an increase of $50.7 million, or 77.2%, due to the increase in net sales volume described above under “—Net Sales” and “—Cost of Sales.” As a percentage of net sales, gross profit increased from 33.8%

for the year ended December 31, 2013 to 38.3% for the corresponding period in 2014, as a result of the factors discussed above under “—Net Sales” and “—Cost of Sales.”

Selling, General and Administrative Expense.  Selling, general and administrative expenses, including intangible asset amortization, were $44.0 million for the year ended December 31, 2014 compared to $37.5 million for the year ended December 31, 2013, an increase of $6.5 million, or 17.5%, primarily driven by higher incentive based compensation of $3.3 million and incremental sales and marketing expenses of $2.6 million, due to better operating results.   As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, decreased from 19.3% for the year ended December 31, 2013 to 14.5% for the corresponding period in 2014 due to sales leverage.

Impairment of Assets Held for Sale.  We recorded assets held for sale on our balance sheet in conjunction with the closure of the Johnson City, Tennessee location in 2010. The land and building had been held for sale since the closure. In an effort to stimulate sales activity, we lowered the listed sale price which caused us to reassess the fair value of the assets held for sale. Consequently, we recorded an impairment charge of $0.6 million in the year ended December 31, 2013. On February 26, 2014, we entered into an agreement for the sale of the land and building at an amount approximating the carrying amount.   We closed on the sale of the Johnson City assets on April 30, 2014 with a sales price of $1.1 million and closing costs of $0.1 million.    Consequently, we incurred a $0.1 million loss recognized on the disposal of assets held for sale in the year ended December 31, 2014.

Interest Expense.    Interest expense was $8.1 million for the year ended December 31, 2014 compared to $8.3 million in the corresponding period in 2013.

Loss on extinguishment of debt.  Loss on extinguishment of debt was $1.9 million for the year ended December 31, 2014 compared to zero in the corresponding period in 2013.   The loss on extinguishment of debt in 2014 was entirely driven by our amendment to our term loan facility resulting in a significant modification of our debt for a portion of our creditors which resulted in the write off of unamortized capitalized deferred financing costs of $0.7 million, write off of unamortized debt discount of $0.6 million and the expensing of certain fees of $0.6 million.

Income Taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization. Our effective combined federal and state tax rate for 2014 was 35.6% compared to 38.8% for 2013. The effective tax rate for the year ended December 31, 2014 is lower than 2014 due to a  greater domestic manufacturing deduction in 2014 driven by better operating results..

Net Income.  Net income for the year ended December 31, 2014 was $40.0 million compared to net income of $11.6 million for the corresponding period in 2013, an increase of $28.4 million. This increase was driven by the factors described above.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales. Net sales were $194.3 million for the year ended December 31, 2013 compared to $140.0 million in 2012, an increase of $54.3 million, or 38.8%. This increase was driven by increases of $41.2 million in sales of snow and ice control equipment and $13.1 million in parts and accessories sales. The increase in sales of snow and ice control equipment for the year ended December 31, 2013 was attributable to an increase in sales volume of snow and ice control equipment of $39.7 million, or 32.2%, as compared to the prior year, and by price increases that we implemented beginning in the third and fourth quarters of 2012 and an additional price increase that was effective in the third and fourth quarters of 2013. The increase in sales volume was largely a result of the timing of late snowfall for the snow season ended March 31, 2013 causing the snow season to be slightly above average in most of the markets we serve. Net sales of parts and accessories increased in the year ended December 31, 2013 from the year ended December 31, 2012 by 78.5%, from $16.7 million to $29.9 million. Net sales of parts and accessories remained comparatively high in 2013, above the preceding ten-year average by approximately 31.1%. The comparatively higher sales of parts and accessories were due in large part to the timing of snowfall in the markets in which our products are sold. Additionally, equipment sales were lower (5% below the immediately preceding ten-

year average), mainly due to the timing of snowfall. Sales related to TrynEx products of $12.9 million for the year ended December 31, 2013 also contributed to the increase in net sales for the period.

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

Non‑GAAP Financial Measures

This Annual Report on Form 10‑K contains financial information calculated other than in accordance with U.S. generally accepted accounting principles (“GAAP”).

These non‑GAAP measures include:

•	Free cash flow;
•	Adjusted net income; and
•	Adjusted EBITDA.

These non‑GAAP disclosures should not be construed as an alternative to the reported results determined in accordance with GAAP.

Free cash flow (as defined below) for the year ended December 31, 2014 was $48.5 million compared to $29.5 million in 2013, an increase in free cash flow of $19.0 million, or 64.4%. The increase in free cash flow is primarily a result of $21.5 million more cash provided by operating activities, as discussed below under Liquidity and Capital Resources. In addition to the changes in cash provided by operating activities, capital expenditures increased by $2.5 million. In 2014, there were higher capital expenditures due to some facility improvements and investments in equipment.

Free cash flow is a non‑GAAP financial measure, which we define as net cash provided by operating activities less capital expenditures. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non‑GAAP measure.

	For the year ended December 31,
	2012	2013	2014

	(in thousands)

Net cash provided by operating activities	$15,619	$32,248	$53,747
Acquisition of property and equipment	(1,446)	(2,775)	(5,254)

Free cash flow	$14,173	$29,473	$48,493

Adjusted net income represents net income as determined under GAAP, excluding loss on extinguishment of debt incurred in 2014 and a loss recognized on impairment of assets held for sale in 2013. We believe that the presentation of adjusted net income for the years ended December 31, 2012, December 31, 2013 and December 31, 2014 allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to adjusted net income for the years ended December 31, 2012, December 31, 2013 and December 31, 2014.

	Years Ended

	December 31,	December 31,	December 31,
(in millions)	2012	2013	2014
Net income - (GAAP)	$6.0	$11.6	$40.0

Addback expenses, net of tax of 35.6% and 38.8% for 2014 and 2013, respectively:
- Loss on extinguishment of debt	-	-	1.2
- Loss recognized on impairment of assets held for sale	-	0.4	-

Adjusted net income - (non-GAAP)	$6.0	$12.0	$41.2

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
•

Although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure; and
•	Adjusted EBITDA does not reflect tax obligations whether current or deferred.

Adjusted EBITDA for the year ended December 31, 2014 was $87.9 million compared to $44.6 million in 2013, an increase of $43.4 million, or 97.3%. As a percentage of net sales, Adjusted EBITDA increased from 22.9% for the year ended December 31, 2013 to 29.0% for the year ended December 31, 2014. Adjusted EBITDA for the year ended December 31, 2013 was $44.6 million compared to $29.7 million in 2012, an increase of $14.9 million, or 49.9%. As a percentage of net sales, Adjusted EBITDA increased from 21.2% for the year ended December 31, 2012 to 22.9% for the year ended December 31, 2013.    In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Net income	$1,662	$19,040	$6,012	$11,639	$39,961

Interest expense—net	10,943	8,918	8,393	8,328	8,129
Income taxes	872	11,332	4,144	7,378	22,036
Depreciation expense	5,704	2,975	2,819	3,068	3,422
Amortization	6,001	5,201	5,199	5,625	5,803

EBITDA	25,182	47,466	26,567	36,038	79,351
Management fees	6,383	46	—	—	—
Stock based compensation	4,029	1,873	2,166	2,587	2,868
Loss on extinguishment of debt	7,967	673	—	—	1,870
Management liquidity bonus	1,003	—	—	—	—
Offering costs	—	1,342	—	—	—
TrynEx purchase accounting (1)	—	—	—	4,506	945
Other charges (2)	2,781	1,061	999	1,438	2,898

Adjusted EBITDA	$47,345	$52,461	$29,732	$44,569	$87,932

(1)	Reflects $3,951 and $555 in earn out compensation and inventory that was written up for purchase accounting and sold in the year ended 2013 and $945 in earn out compensation in the year ended 2014.
(2)

Reflects severance and one‑time, non‑recurring expenses for costs related to the closure of our Johnson City facility $1,435 for the year ended 2010, $2,013, $1,061, $999, $791 and $2,898 of unrelated legal and consulting fees for the years ended 2010, 2011, 2012, 2013 and 2014, respectively, a $667 gain on other post- employment benefit plan curtailment related to the Johnson City plant closure for the year ended 2010 and a write down of asset held for sale of $647 for the year ended 2013.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates used in the determination of liabilities related to pension obligations, recovery of accounts receivable, impairment assessment of goodwill and other indefinite‑lived intangible assets, as well as estimates used in the determination of the lower of cost or market value of inventory and liabilities related to taxation and product warranty.

We believe the following are the critical accounting policies that affect our financial condition and results of operations.

Defined Benefit Pension Obligation

As discussed in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K, the pension benefit obligation and related pension expense or income of our pension plans are calculated in accordance with Accounting Standards Codification (“ASC”) 715‑30, Defined Benefit Plans‑Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for 2014 used a discount rate of 4.9% and 4.8% for our hourly and salary pension plans, respectively, and an expected long‑term rate of return on plan assets of 7.25%. Meanwhile, actuarial valuations for 2013 used a discount rate of 4.1% and an expected long‑term rate of return on plan assets of 7.25%. Our discount rate reflects the expected future cash flow based upon our funding valuation assumptions and participant data at the beginning of the plan year. The expected future cash flow was discounted by the Principal Financial Group’s yield curve for the month preceding the 2014 year end.

In estimating the expected return on plan assets, we analyze historical and expected returns for multiple asset classes. The overall rate for each asset class was developed by combining a long‑term inflation component, the risk‑free real rate of return, and the associated risk premium. A weighted average rate was then developed based upon those overall rates and the target asset allocation of the plan. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, shareholders’ equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant. The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by our employees’ service adjusted for future wage increases. At December 31, 2014, our pension obligation funded status was $12.3 million underfunded.

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. We contributed approximately $1.4 million to our pension plans in 2014 and expect to make approximately $1.1 million in contributions to our pension plans in 2015. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a more detailed description of our pension plans.

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

We carry our accounts receivable at their face amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on a combination of specific distributor circumstances and credit conditions taking into account the history of write‑offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. We take a security interest in the inventory as collateral for the receivable but often do not have a priority security interest. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for further information regarding our allowance for doubtful accounts.

Impairment of Long‑Lived Assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Our management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. We determined that no long‑lived assets were impaired as of December 31, 2014, 2013 and 2012.

Goodwill and Other Intangible Assets

We perform an annual impairment test for goodwill and indefinite lived trade names and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The analysis of potential impairment of goodwill requires a two‑step process. The first step is the estimation of fair value of the applicable reporting unit. We have determined we have one reporting unit, and all significant decisions are made on a companywide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using a market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess of the fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2014, 2013 and 2012 resulted in no adjustment to the carrying value of our indefinite‑ lived intangibles and goodwill.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. Market is determined on the basis of estimated realizable values. Cost is determined using the first‑in, first‑out basis. We periodically review our inventory for slow‑moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts.

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

Accruals for uncertain tax positions, if any, are provided for in accordance with the requirements of ASC 740—Income Taxes. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for further information regarding our accounting for income taxes.

Warranty Cost Recognition

We accrue for estimated warranty costs as sales are recognized and periodically assess the adequacy of the recorded warranty liability and adjust the amount as necessary. Our warranties generally provide, with respect to our snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end‑user, and with respect to our parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end‑user. Certain snowplows only provide for a one year warranty. We determine the amount of the estimated warranty costs (and our corresponding warranty reserve) based on our prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. We adjust our historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.

Our primary uses of cash are to provide working capital, meet debt service requirements, finance capital expenditures, pay dividends under our dividend policy and support our growth, including through potential acquisitions, and for other general corporate purposes. For a description of the seasonality of our working capital rates see “—Seasonality and Year‑To‑Year Variability.”

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

As of December 31, 2014, we had liquidity comprised of approximately $24.2 million in cash and cash equivalents and borrowing availability of approximately $75.1 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $15.0 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2012, 2013 and 2014.

	Year ended December 31,
Cash Flows (in thousands)	2012	2013	2014
Net cash provided by operating activities	$15,619	$32,248	$53,747
Net cash used in investing activities	(1,366)	(29,509)	(90,929)
Net cash provided by (used in) financing activities	(29,549)	(7,011)	41,513

Increase (Decrease) in cash	$(15,296)	$(4,272)	$4,331

Sources and Uses of Cash

During the three‑year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre‑season shipping period. Additionally, cash from operations was used to fully fund the acquisition of the TrynEx business and to fund a portion of the acquisition of Henderson.

The following table shows our cash and cash equivalents and inventories at December 31, 2012, 2013 and 2014.

	December 31,
	2012	2013	2014
	(in thousands)
Cash and cash equivalents	$24,136	$19,864	$24,195
Inventories	30,292	27,977	48,248

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

We had cash and cash equivalents of $24.2 million at December 31, 2014 compared to cash and cash equivalents of $19.9 million at December 31, 2013. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2013	2014	Change
Net cash provided by operating activities	$32,248	$53,747	$21,499	66.7%
Net cash used in investing activities	(29,509)	(90,929)	(61,420)	(208.1%)
Net cash provided by (used in) financing activities	(7,011)	41,513	48,524	692.1%

Increase (Decrease) in cash	$(4,272)	$4,331	$8,603	201.4%

Net cash provided by operating activities increased $21.5 million from the year ended December 31, 2013 to the year ended December 31, 2014. The increase in cash provided by operating activities was due to a $16.6 million increase in net income adjusted for reconciling items and  $4.9 million in working capital changes. Negatively impacting cash flow was a $4.2 million increase in accounts receivable, net of acquisitions, due to increased sales in the year ended December 31, 2014 as compared to December 31, 2013. Also, negatively impacting cash flow was an increase in inventory balances of  $4.0 million, net of acquisitions. Offsetting this negative impact was an increase in accrued expenses by $6.6 million, driven primarily by increased accrued incentives and warranty reserves.  Additionally, positively impacting cash flows in 2014 was a  net decrease to income tax receivable (payable) balance of $3.3 million.

Net cash used in investing activities increased $61.4 million for the year ended December 31, 2014, compared to the corresponding period in 2013. This increase was due to the $86.7 million in cash outflow in 2014 to complete the Henderson acquisition,  compared to the $26.7 million acquisition of the TrynEx business in 2013.   Additionally, cash used in investing increased as a result of an increase in capital expenditures in 2014 as compared to 2013 by $2.5 million due to facility remodels and large expenditures related to equipment.

Net cash provided by (used in) financing activities increased $48.5 million for the year ended December 31, 2014 as compared to the corresponding period in 2013.    The increase in cash provided by financing activity was largely due to $77.5 million net increase resulting from borrowing and payments of long term debt.    This increase was a result of the Company amending and restating its senior credit facility in 2014 to fund the Henderson acquisition, which included borrowings of long term debt of $188.1 million, partially offset by repayment of existing debt of $111.8 million compared to 2013, when we made $1.2 million in repayments of long term debt. In conjunction with amending the Company’s senior credit facility, $2,129 in financing costs were paid in 2014.    We also paid dividends of $18.7 million in the year ended December 31, 2013, compared to dividends paid of $19.6 million in the year ended December 31, 2014. Lastly, we had $13.0 million of outstanding borrowings under our revolving credit facility at December 31, 2013 while we had no outstanding borrowings under our revolving credit facility at December 31, 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

We had cash and cash equivalents of $19.9 million at December 31, 2013 compared to cash and cash equivalents of $24.1 million at December 31, 2012. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2012	2013	Change
Net cash provided by operating activities	$15,619	$32,248	$16,629	106.5%
Net cash used in investing activities	(1,366)	(29,509)	(28,143)	2,060.2%
Net cash used in financing activities	(29,549)	(7,011)	22,538	(76.3%)

Increase (Decrease) in cash	$(15,296)	$(4,272)	$11,024	(72.1%)

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

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long‑term debt and related interest. We have net unrecognized tax benefits of $0.6 million as of December 31, 2014. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2014.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$188,100	$1,629	$3,258	$3,258	$179,955
Operating leases (2)	2,721	374	658	604	1,085
Interest on long-term debt (3)	67,468	9,938	19,576	19,177	18,777

Total contracted cash obligations (4)	$258,289	$11,941	$23,492	$23,039	$199,817

(1)	Long‑term debt obligation is presented net of discount of $1.9 million at December 31, 2014.
(2)	Relates to five operating leases at Henderson truck equipment locations.
(3)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2014.
(4)

Pension obligations are excluded from this table as we are unable to estimate the timing of payments related to these obligations. The minimum required contribution to our pension plans was $1.4 million in 2014 and is expected to be $1.1 million in 2015.

Senior Credit Facilities

Prior to December 31, 2014, our senior credit facilities consisted of a $125.0 million term loan facility and an $80.0 million revolving credit facility with a group of banks.    On December 31, 2014, in conjunction with the acquisition of Henderson, we amended and restated our senior credit facilities to, among other things, (i) increase the term loan facility by $65.0 million and (ii) increase the borrowing ability under the revolving credit agreement by $20.0 million.  We made these changes to among other things, fund a portion of the Henderson acquisition.  Following these changes, as of December 31, 2014, our senior credit facilities consisted of a $190.0 million term loan facility (the “Term Loan Credit Agreement”) and a $100.0 million revolving credit facility with a group of banks,  of which $10.0 million will be available in the form of letters of credit and $5.0 million will be available for the issuance of short-term swingline loans.

Prior to the December 31, 2014 changes to our senior credit facilities, the interest on the $125.0 million term loan facility was (at our option) (i) 3.25% per annum plus the greatest of (a) the prime rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the statutory reserve rate and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.   Under the revolving credit facility prior to December 31, 2014,   we had the option to select whether borrowings would bear interest at either (i) 1.75% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 0.75% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%.

Following the December 31, 2014 changes to the senior credit facilities described above, the new term loan under the Term Loan Credit Agreement  generally bears interest at (at our election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%. The Term Loan Credit Agreement also allows us to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80.0 million, subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00. The final maturity date of the Term Loan Credit Agreement is December 31, 2021.

The revolving credit facility as amended and restated (the "Revolving Credit Agreement") provides that we have the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.50% to 2.00% per annum, depending on the utilization of the facility, plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Revolving Credit Agreement) or (ii) a margin ranging from 0.50% to 1.00% per annum, depending on the utilization of the facility, plus the greatest of (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%.  The final maturity date of the Revolving Credit Agreement is December 31, 2019.

The term loan was issued at a $1.9 million discount which is being amortized over the term of the term loan.

Our amendment to our term loan facility resulted in a significant modification to a portion of our debt under ASC 470-50 which resulted in the write off of unamortized capitalized deferred financing costs of $0.7 million and the expensing of certain fees paid of $0.6 million, as well as the write off of unamortized debt discount of $0.6 million which resulted in a loss on extinguishment of debt of $1.9 million in the Consolidated Statement of Income during the year ended December 31, 2014.

At December 31, 2014, we had outstanding borrowings under the term loan of $188.1 million, no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $75.1 million.

Our senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by our subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of our revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect us indirectly since we rely principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, our revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12.5 million cap and a separate one-time $15.0 million capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the revolving credit facility is not maintained, that we comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the our revolving credit facility. At December 31, 2014, we  were in compliance with the respective covenants. The credit facilities are collateralized by substantially all of our assets.

In accordance with the senior credit facilities, we are required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2014, we were not required to make an excess cash flow payment.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure with approximately $19.0 million of annual tax‑deductible intangible and goodwill amortization expense over the next four years which may be utilized in the event we have sufficient taxable income to utilize such benefit.

Impact of Inflation

We do not believe that inflation risk is material to our business or our financial condition, results of operations or cash flows at this time. Historically, we have experienced normal raw material, labor and fringe benefit inflation. To date we have been able to fully offset this inflation by providing higher value products, which command higher prices. In previous years, we have experienced significant increases in steel costs, but have been able to mitigate the effects of these increases through both temporary and permanent steel surcharges. See “Risk Factors—The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline.”

Off‑Balance Sheet Arrangements

We are not party to any off‑balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Year‑To‑Year Variability

Our business is seasonal and also varies from year‑to‑year. Consequently, our results of operations and financial condition vary from quarter‑to‑quarter and from year‑to‑year as well. In addition, because of this seasonality and variability, our results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years.

Sales of our products are significantly impacted by the level, timing and location of snowfall, with sales in any given year and region most heavily influenced by snowfall levels in the prior snow season (which we consider to begin in October and end in March) in that region. This is due to the fact that end‑user demand for our products is driven primarily by the condition of their snow and ice control equipment, and in the case of professional snowplowers, by their financial ability to purchase new or replacement snow and ice control equipment, both of which are significantly affected by snowfall levels. Heavy snowfall during a given winter causes usage of our products to increase, resulting in greater wear and tear to our products and a shortening of their life cycles, thereby creating a need for replacement snow and ice control equipment and related parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement snow and ice control equipment prior to the following winter. To a lesser extent, sales of our products are influenced by the timing of snowfall in a given winter. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our end‑users may respond to an early snowfall by purchasing replacement snow and ice control equipment during the current season rather that delaying purchases until after the season is over when most purchases are typically made by end‑users.

The following chart illustrates the effects of snowfall levels in the snowbelt states in a given winter on the number of units of snow and ice control equipment we shipped in the following year. Snowfall levels represent the aggregate number of inches of snowfall recorded in each of 66 cities in 26 snowbelt states across the Northeast, East, Midwest and Western United States where we have historically monitored snowfall levels. We have historically monitored snowfall levels in these cities because they represent the key metropolitan areas in the states where snowfall is a regular occurrence and coincide with our historical U.S. market. With respect to the calculation of units shipped, each year in the following chart represents the calendar year period from January 1 to December 31. With respect to the calculation of snowfall, each year in the following chart represents the period beginning on October 1 of the prior year and extending through the following March 31. Thus, for example, the number of units shipped in 2004 represents the total units of snow and ice control equipment we shipped from January 1, 2004 to December 31, 2004, whereas the 2004 snowfall level reflects snowfall in the snowbelt states in the period from October 1, 2003 through March 31, 2004. As the chart indicates, heavy snowfall levels in a given winter tend to lead to increased unit shipments of our snow and ice control equipment in the following year, whereas low snowfall levels in a given winter tend to lead to decreased units shipped of our snow and ice control equipment in the following year. Over the past 10 years, our sales of snow and ice control equipment ranged from a low of

34,457 units to a high of 67,383 units, averaging 48,215 units per year (including units sold by Blizzard Corporation prior to its acquisition by us in November 2005).

Equipment Sales Versus Snowfall

Note:  This chart is not weighted or adjusted to account for new distributors or increased market size, but does include unit sales attributable to new distributors. Further, snowfall data in this chart is not adjusted for snowfall outside of the 66 cities in the 26 states reflected. Units of equipment sales for year 2005 is adjusted to include units sold by Blizzard Corporation prior to its acquisition by us in November 2005.

Source of snowfall data: National Oceanic and Atmospheric Administration’s National Weather Service

Snowfall levels in any given rolling ten‑year period have been relatively constant. See “Business—Our Industry.”

We attempt to manage the seasonal impact of snowfall on our revenues in part through our pre‑season sales program, which involves actively soliciting and encouraging pre‑season distributor orders in the second and third quarters by offering our distributors a combination of pricing, payment and freight incentives during this period. These pre‑season sales incentives encourage our distributors to re‑stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre‑season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two‑thirds over the last ten years) during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. By contrast, our revenue and operating results tend to be lowest during the first quarter as management believes our end‑users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre‑season sales incentive period to re‑stock inventory. Fourth quarter sales vary from year‑to‑year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of our fourth quarter sales and shipments consist of re‑orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

Our revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our first quarter revenue has varied from approximately $8.5 million to approximately $36.4 million between 2010 and 2014. During the last five‑year period, net income (loss) during the first quarter has varied from a net income of approximately $1.6 million to a net loss of approximately $5.7 million, with an average net loss of $2.5 million.

While our monthly working capital has averaged approximately $60 million from 2012 to 2014, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre‑season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $70.0 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

We also attempt to manage the impact of seasonality and year‑to‑year variability on our business costs through the effective management of our assets. See “Business—Our Business Strategy—Aggressive Asset Management and Profit Focus.” Our asset management and profit focus strategies include:

•

the employment of a highly variable cost structure facilitated by a core group of workers that we supplement with a temporary workforce as sales volumes dictate, which allows us to adjust costs on an as‑needed basis in response to changing demand;

•	our enterprise‑wide lean concept, which allows us to adjust production levels up or down to meet demand;
•	the pre‑season order program described above, which incentivizes distributors to place orders prior to the retail selling season; and
•	a vertically integrated business model.

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and sales, general and administrative expenditures to account for the year‑to‑year variability of our sales volumes.  Management currently estimates that, exclusive of Henderson, annual fixed overhead expenses generally range from approximately $22.0 million in low sales volume years to approximately $26.0 million in high sales volume years. Further, management currently estimates that annual sales, general and administrative expenses other than amortization generally approximate $33.0 million, but can be reduced to approximately $24.0 million to maximize cash flow in low sales volume years, and can increase to approximately $36.0 million to maintain customer service and responsiveness in high sales volume years.

Additionally, although modest, our annual capital expenditure requirements, which are normally budgeted at $4.0 million exclusive of Henderson, can be temporarily reduced by up to approximately 40% in response to actual or anticipated decreases in sales volumes. If we are unsuccessful in our asset management initiatives, the seasonality and year‑to‑year variability effects on our business may be compounded and in turn our results of operations and financial condition may suffer.

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

As of December 31, 2014, we had outstanding borrowings under our term loan of $188.1 million which was amended on December 31, 2014. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2014 by $0.0 million, $0.3 million and $0.6 million, respectively. We had an interest rate swap, which became effective beginning July 2011 and matured December 2014, to hedge the variability in future cash flows associated with our variable‑rate term loans. The swap converted $50.0 million of our term loan to a fixed interest rate of 2.085%. As of December 31, 2014 we did not have any hedging agreements in place under our credit facility.   As of December 31, 2014, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2014 by $0.1 million, $0.1 million and $0.2 million, respectively.

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

The financial statements are included in this report beginning on page F‑3.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by this report.

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014. Disclosure controls and procedures are defined by Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. As allowed by SEC guidance, management excluded from its assessment Henderson Enterprises Group, Inc., which was acquired in 2014 and constituted 23.5% and 18.9% of total and net assets, respectively as of December 31, 2014.   As Henderson Enterprises Group, Inc. was acquired on the last day of 2014, there were no operating results in 2014 subsequent to the acquisition.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10‑K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect such controls.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information included under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report (the “Proxy Statement”), is hereby incorporated by reference. The information required by Item 10 with respect to our Executive Officers is included in Part I of this Annual Report on Form 10‑K.

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

Item 11.  Executive Compensation

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis”, “Executive Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the captions “Corporate Governance—Significant Stockholders” and “—Executive Officers and Directors.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the caption “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information required in Item 14 is incorporated by reference to the information in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:
(1)	Consolidated Financial Statements:

See “Index to Consolidated Financial Statements” on page F‑1, the Reports of Independent Registered Public Accounting Firm on page F‑2 and F‑3 and the Consolidated Financial Statements beginning on page F‑4, all of which are incorporated herein by reference.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information required in these schedules is included in the Notes to the Consolidated Financial Statements.

(3)	Exhibits:

See “Exhibit Index” of this Form 10‑K, which is incorporated herein by reference.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2015.

DOUGLAS DYNAMICS, INC.

By:	/s/ James Janik
James L. Janik Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2015.

/s/ James L. Janik James L. Janik	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Robert L. Mccormick Robert L. McCormick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert J. Young Robert J. Young	Vice President, Controller and Treasurer (Controller)

/s/ Margaret S. Dano Margaret S. Dano	Director

/s/ Kenneth W. Krueger Kenneth W. Krueger	Director

/s/ James L. Packard James L. Packard	Director

/s/ James D. Staley James D. Staley	Director

/s/ Donald W. Sturdivant Donald W. Sturdivant	Director

Exhibit Index

Exhibit Number	Title
2.1

Asset Purchase Agreement, dated May 6, 2013 by and between Acquisition Tango LLC, TrynEx, Inc. and shareholders of TrynEx, Inc. named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed May 6, 2013 (File No. 001‑34728)].

2.2

First Amendment, dated August 6, 2013, to the Asset Purchase Agreement dated May 6, 2013 by and between TrynEx International LLC, Apex International, Inc. and shareholders of Apex International, Inc. named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed August 5, 2013 (File No. 001‑34728)].

2.3

Merger Agreement, dated November 24, 2014, among Douglas Dynamics, Inc., DDIZ Acquisition, Inc., Henderson Enterprises Group, Inc. and the stockholder representative named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed November 25, 2014].

3.1

Fourth Amended and Restated Certificate of Incorporation of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.3 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

3.2	Second Amended and Restated Bylaws of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.6 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].
10.1

Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2014, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc. (as successor by merger to DDIZ Acquisition, Inc.), and Henderson Products, Inc., as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Wells Fargo Bank, N.A., as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Bank, N.A., as syndication agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed January 6, 2014 (File No. 001‑34728)].

10.2

Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2014, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc. (as successor by merger to DDIZ Acquisition, Inc.), and Henderson Products, Inc., as guarantors, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Wells Fargo Bank, N.A., as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, N.A., as syndication agent  [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed January 6, 2014 (File No. 001‑34728)].

10.3#

Employment Agreement between Robert McCormick and Douglas Dynamics, Inc., dated September 7, 2004, as amended by that certain amendment, dated as of October 1, 2008 [Incorporated by reference to Exhibit 10.5 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.4#

Form of Amendment No. 2 to Employment Agreement between Robert McCormick and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.6 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.5#

Employment Agreement between James L. Janik and Douglas Dynamics, Inc., dated March 30, 2004 [Incorporated by reference to Exhibit 10.7 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.6#

Form of Amendment No. 1 to Employment Agreement between James L. Janik and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.8 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.7#

Employment Agreement between Mark Adamson and Douglas Dynamics, Inc., dated August 27, 2007 [Incorporated by reference to Exhibit 10.9 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.8#

Form of Amendment No. 1 to Employment Agreement between Mark Adamson and Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 10.10 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.9#

Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.16 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].

10.10#

Form of Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.18 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.11#

Form of Management Non‑Qualified Stock Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.19 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.12#

Form of Amended and Restated Management Non‑Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.20 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.13#

Form of Non‑Employee Director Non‑Qualified Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.21 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.14#

Form of Amended and Restated Non‑Employee Director Non‑Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.22 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.15#

Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.23 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].

10.16#

Form of Second Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.24 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.17#

Amended and Restated Non‑Qualified Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.25 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].

10.18#

Form of Second Amended and Restated Non‑Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.26 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.19#	Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].
10.20#

Douglas Dynamics, Inc. Annual Incentive Plan [Incorporated by reference to Appendix A to Douglas Dynamics, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 28, 2014 (File No. 001-34728)].

10.21#	Douglas Dynamics, L.L.C. Long Term Incentive Plan 2009 [Incorporated by reference to Exhibit 10.30 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].
10.22#

Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan [Incorporated by reference to Appendix B to Douglas Dynamics, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 28, 2014 (File No. 001-34728)].

10.23#

Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.33 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.24#

Alternative Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.25#

Form of Restricted Stock Units Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.35 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.26#

Form of Nonqualified Stock Option Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.27#

Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].

10.28#

Form of Restricted Stock Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.29#

Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.30#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.31#

Form of Second Amended and Restated Joint Management Services Agreement among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C., Aurora Management Partners LLC, and ACOF Management, L.P. [Incorporated by reference to Exhibit 10.42 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].

10.32#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].
10.33#	Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2011.]
10.34#

Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012.]

10.35#

Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012.]

10.36

Real Estate Purchase and Sale Agreement, dated May 6, 2013, by and between Dynamex Properties LLC and Acquisition Tango LLC [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed May 6, 2013 (File No. 001‑34728)].

10.37#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10‑Q for the Quarterly Period Ended March 31, 2013 (File No. 001‑34728)].

21.1*	Subsidiaries of Douglas Dynamics, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

99.1

Proxy Statement for the 2015 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2014; except to the extent specifically incorporated by reference, the Proxy Statement for the 2015 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K]

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#A management contract or compensatory plan or arrangement.

*Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Dynamics, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Dynamics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

We have audited Douglas Dynamics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Douglas Dynamics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Henderson Enterprises Group, Inc., which is included in the 2014 consolidated financial statements of Douglas Dynamics, Inc. and constituted 23.5% and 18.9% of total and net assets, respectively, as of December 31, 2014 and 0.0% and  0.0% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Douglas Dynamics, Inc. also did not include an evaluation of the internal control over financial reporting of Henderson Enterprises Group, Inc.

In our opinion, Douglas Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 12, 2015

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$24,195	$19,864
Accounts receivable, net	60,918	42,343
Inventories	48,248	27,977
Refundable income taxes paid	-	2,648
Deferred income taxes	7,004	4,223
Prepaid and other current assets	2,156	1,317
Total current assets	142,521	98,372
Property, plant and equipment, net	37,546	24,866
Assets held for sale	-	1,085
Goodwill	160,962	113,132
Other intangible assets, net	135,009	123,422
Deferred financing costs, net	2,485	2,216
Other long-term assets	1,920	1,246
Total assets	$480,443	$364,339

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$9,753	$7,709
Accrued expenses and other current liabilities	33,670	14,418
Income tax payable	642	-
Short-term borrowings	-	13,000
Current portion of long-term debt	1,629	971
Total current liabilities	45,694	36,098
Retiree health benefit obligation	6,774	4,654
Pension obligation	12,316	7,077
Deferred income taxes	49,853	45,046
Deferred compensation	588	658
Long-term debt, less current portion	186,471	110,023
Other long-term liabilities	5,458	5,462
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,282,628 and 22,223,454 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	223	222
Additional paid-in capital	138,268	135,498
Retained earnings	40,826	20,463
Accumulated other comprehensive loss, net of tax	(6,028)	(862)
Total shareholders' equity	173,289	155,321
Total liabilities and shareholders' equity	$480,443	$364,339

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2014	2013	2012
Net sales	$303,511	$194,320	$140,033
Cost of sales	187,185	128,670	96,070
Gross profit	116,326	65,650	43,963
Selling, general, and administrative expense	38,239	31,872	19,895
Intangibles amortization	5,803	5,625	5,199
Loss recognized on assets held for sale	67	647	-
Income from operations	72,217	27,506	18,869
Interest expense, net	(8,129)	(8,328)	(8,393)
Loss on extinguishment of debt	(1,870)	-	-
Other expense, net	(221)	(161)	(320)
Income before taxes	61,997	19,017	10,156
Income tax expense	22,036	7,378	4,144
Net income	$39,961	$11,639	$6,012
Less: Net income attributable to participating securities	609	179	69
Net income attributable to common shareholders	$39,352	$11,460	$5,943
Earnings per share:
Basic earnings per common share attributable to common shareholders	$1.78	$0.52	$0.27
Earnings per common share assuming dilution attributable to common shareholders	$1.77	$0.51	$0.26
Cash dividends declared and paid per share	$0.87	$0.84	$0.82

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended December 31,
	2014	2013	2012
Net income	$39,961	$11,639	$6,012
Adjustment for pension and postretirement benefit liability, net of tax of $3,346 in 2014, ($3,838) in 2013 and ($219) in 2012	(5,350)	6,062	349
Adjustment for interest rate swap, net of tax of ($114) in 2014, ($102) in 2013, and ($30) in 2012	184	160	47
Comprehensive income	$34,795	$17,861	$6,408

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total

Balance at December 31, 2011	22,020,694	$220	$130,907	$39,742	$(7,480)	$163,389
Net income	—	—	—	6,012	—	6,012
Dividends paid	—	—	—	(18,231)	—	(18,231)
Adjustment for pension and postretirement benefit liability, net of tax of ($219)	—	—	—	—	349	349
Adjustment for interest rate swap, net of tax of ($30)	—	—	—	—	47	47
Stock based compensation	110,302	1	2,165	-	—	2,166
Balance at December 31, 2012	22,130,996	$221	$133,072	$27,523	$(7,084)	$153,732
Net income	—	—	—	11,639	—	11,639
Dividends paid	—	—	—	(18,699)	—	(18,699)
Adjustment for pension and postretirement benefit liability, net of tax of ($3,838)	—	—	—	—	6,062	6,062
Adjustment for interest rate swap, net of tax of ($102)	—	—	—	—	160	160
Shares withheld on restricted stock vesting	—	—	(160)	—	—	(160)
Stock based compensation	92,458	1	2,586	—	—	2,587
Balance at December 31, 2013	22,223,454	$222	$135,498	$20,463	$(862)	$155,321
Net income	—	—	—	39,961	—	39,961
Dividends paid	—	—	—	(19,598)	—	(19,598)
Adjustment for pension and postretirement benefit liability, net of tax of $3,346	—	—	—	—	(5,350)	(5,350)
Adjustment for interest rate swap, net of tax of ($114)	—	—	—	—	184	184
Shares withheld on restricted stock vesting	—	—	(97)	—	—	(97)
Stock based compensation	59,174	1	2,867	—	—	2,868
Balance at December 31, 2014	22,282,628	$223	$138,268	$40,826	$(6,028)	$173,289

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities
Net income	$39,961	$11,639	$6,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,225	8,693	8,018
Amortization of deferred financing costs and debt discount	759	758	955
Loss on extinguishment of debt	1,870	-	-
Loss recognized on impairment of assets held for sale	67	647	-
Stock-based compensation	2,868	2,587	2,166
Provision for losses on accounts receivable	577	329	259
Deferred income taxes	(326)	10,728	8,090
Earnout liability	947	3,951	-
Changes in operating assets and liabilities:
Accounts receivable	(4,201)	(16,643)	8,335
Inventories	(3,963)	6,445	(6,287)
Prepaid and other assets and refundable income taxes	2,085	1,717	(5,459)
Accounts payable	(3,199)	1,559	330
Accrued expenses and other current liabilities	6,595	2,885	(6,171)
Deferred compensation	(70)	(98)	(156)
Benefit obligations and other long-term liabilities	552	(2,949)	(473)
Net cash provided by operating activities	53,747	32,248	15,619
Investing activities
Capital expenditures	(5,254)	(2,775)	(1,446)
Proceeds from sale of equipment and assets held for sale	1,018	-	80
Acquisition of businesses	(86,693)	(26,734)	-
Net cash used in investing activities	(90,929)	(29,509)	(1,366)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(97)	(160)	-
Payments of financing costs	(2,132)	-	(168)
Borrowings on long-term debt	188,100	-	-
Dividends paid	(19,598)	(18,699)	(18,231)
Short-term borrowings (repayments), net	(13,000)	13,000	-
Repayment of long-term debt	(111,760)	(1,152)	(11,150)
Net cash provided by (used in) financing activities	41,513	(7,011)	(29,549)
Change in cash and cash equivalents	4,331	(4,272)	(15,296)
Cash and cash equivalents at beginning of year	19,864	24,136	39,432
Cash and cash equivalents at end of year	$24,195	$19,864	$24,136
Supplemental disclosure of cash flow information
Income taxes paid	$17,012	$2,355	$1,558
Interest paid	$7,505	$7,597	$7,435

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

Douglas Dynamics, Inc. (the “Company,”) manufactures vehicle attachments and equipment. The Company’s portfolio includes snow and ice management attachments sold under the BLIZZARD(R), FISHER(R), SNOWEX(R) and WESTERN(R) brands, turf care equipment under the TURFEX(R) brand, and industrial maintenance equipment under the SWEEPEX(R) brand.  On December 31, 2014, the Company acquired Henderson Enterprises Group, Inc. (“Henderson”). The acquisition provides the Company with Henderson’s diverse product portfolio including ice control equipment, snow plows, dump bodies, muni-bodies, and replacement parts.   The Company acquired Henderson’s brands, and access to Henderson’s network of authorized dealers in addition to Henderson’s five truck equipment distribution centers.  The Company is headquartered in Milwaukee, WI and currently has manufacturing facilities in Milwaukee, WI, Rockland, ME, and Madison Heights, MI. The Company closed its Johnson City, TN facility in August 2010 and sold this facility on April 30, 2014.  With the Henderson acquisition, the Company also has a production facility in Manchester, Iowa.  Additionally, Henderson operates five truck equipment distribution centers in New York, Iowa, Ohio, New Jersey and Illinois.  The Company operates as a single segment.

2. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Douglas Dynamics, Inc. and its direct wholly‑owned subsidiary, Douglas Dynamics, L.L.C., and its indirect wholly‑owned subsidiaries, Douglas Dynamics Finance Company (an inactive subsidiary), Fisher, LLC, Henderson Enterprises Group, Inc. and Henderson Products, Inc. (hereinafter collectively referred to as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts receivable and allowance for doubtful accounts

The Company carries its accounts receivable at their face amount less an allowance for doubtful accounts. The majority of the Company’s accounts receivable are due from distributors of truck equipment. Credit is extended based on an evaluation of a customer’s financial condition. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions based on a history of write‑offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2014, 2013 and 2012, distributors financed purchases of $5,646, $2,926 and $1,579 through this financing program, respectively. At both December 31, 2014 and December 31, 2013, there were $0 of uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2014 and 2013  was $1,889 and $1,300, respectively. The Company was required to repurchase repossessed inventory of $0,  $0, and $233 for the years ended December 31, 2014, 2013 and 2012, respectively.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

As required by the debt agreement the Company entered into in the second quarter of 2011, the Company entered into an interest‑rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. Under the interest rate swap agreement, effective as of July 18, 2011 the Company either received or made payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap expired in December of 2014. On December 31, 2014 the company amended its senior credit facility, which no longer required the Company to have a hedge agreement in place.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first‑in, first‑out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

Property, plant and equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using straight‑line methods over the estimated useful lives for financial statement purposes and an accelerated method for income tax reporting purposes. The estimated useful lives of the assets are as follows:

	Years
Land improvements and buildings	15	-	40
Leasehold improvements	12
Machinery and equipment	3	-	20
Furniture and fixtures	3	-	12
Mobile equipment and other	3	-	10

Depreciation expense was $3,422,  $3,068, and $2,819 for the years ended December 31, 2014, 2013 and 2012, respectively.

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $4,682, $3,509 and $2,855 for the years ended December 31, 2014, 2013 and 2012, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in the results of operations.

Impairment of long‑lived assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long‑lived assets were impaired as of December 31, 2014 and 2013.

Goodwill and other intangible assets

Goodwill and indefinite‑lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite‑lived intangible assets is estimated based upon a market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting unit to its carrying value. The Company has determined it has one reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss may be recognized. The Company has determined that goodwill and indefinite lived assets were not impaired as of December 31, 2014 and 2013.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangible over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15  to 19.5 years and noncompete agreements over 4  to 5  years. The Company acquired a backlog in conjunction with the Henderson

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

acquisition on December 31, 2014 which will be amortized in the first half of 2015. The Company has determined that finite lived intangible assets were not impaired as of December 31, 2014 and 2013.

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

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2011	$3,402
Deferred financing costs capitalized on new debt	168
Amortization of deferred financing costs	(776)
Balance at December 31, 2012	2,794
Amortization of deferred financing costs	(578)
Balance at December 31, 2013	2,216
Write-off of unamortized deferred financing costs	(701)
Deferred financing costs capitalized on new debt	1,549
Amortization of deferred financing costs	(579)
Balance at December 31, 2014	$2,485

For the year ended December 31, 2012, the Company extended the term on its revolving line of credit and capitalized $168 of deferred financing costs associated with the refinancing. For the year ended December 31, 2014, the Company recorded the write‑off of certain deferred financing costs as a loss on extinguishment of debt, in the consolidated statements of income as a result of an amendment to the Company’s term loan facility resulting in a significant modification of the debt for certain lenders under Accounting Standards Codification (“ASC”) 470-50.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long‑term debt:

	Fair Value at 12/31/2014	Fair Value at 12/31/2013
Assets:
Other long-term assets (a)	$1,725	$1,127

Total Assets	$1,725	$1,127

Liabilities:
Long term debt (b)	187,160	110,439
Earnout - Henderson (c)	600	-
Earnout - Trynex (d)	1,987	3,587
Interest rate swap (e)	-	282

Total Liabilities	$189,147	$114,308

(a)

Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

(b)

The fair value of the Company’s long‑term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is a Level 2 input for all periods presented. Meanwhile, long‑term debt is recorded at carrying amount, net of discount, as disclosed on the face of the balance sheet.

(c)

Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $158 and $442, respectively, at December 31, 2014 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson.  Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

December 31,

2014

Beginning Balance	$-
Additions	600
Adjustments to fair value	-
Ending balance	$600

(d)

Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $250 and $1,737, respectively, at December 31, 2014 is the fair value of an obligation for the potential earn out incurred in conjunction with the acquisition of substantially all of TrynEx Inc.’s  (“TrynEx”) assets. Meanwhile, $3,587 was included in other long term liabilities at December 31, 2013.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	December 31,

	2014	2013

Beginning Balance	$3,587	$-
Additions	—	3,587
Adjustments to fair value	400	-
Payments to former owners	(2,000)	-
Ending balance	$1,987	$3,587
(e)

 Interest rate swaps are included in accrued expenses and other current liabilities.  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  In December 2014, the Company’s interest rate swap expired.

Concentration of credit risk

The Company’s cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2014, 2013 and 2012.

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

Cost of sales

Cost of sales includes all costs associated with the manufacture of the Company’s products, including raw materials, purchased parts, freight, plant operating expenses, property insurance and taxes, and plant depreciation. All payroll costs and employee benefits for the hourly workforce, manufacturing management, and engineering costs are included in cost of sales.

Warranty cost recognition

The Company accrues for estimated warranty costs as revenue is recognized. See note 9 for further details.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

Defined benefit plans

The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Management reviews underlying assumptions on an annual basis. Refer to Note 12.

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, CD‑ROM, and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $4,393,  $3,037 and $1,815 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also provides its distributors with pre‑approved, cooperative advertising programs, which are recorded as advertising expense in selling, general and administrative expense. All costs associated with the Company’s advertising programs are expensed as incurred.

Shipping and handling costs

Generally, shipping and handling costs are paid directly by the customer to the shipping agent. Those shipping and handling costs billed by the Company are recorded as a component of sales with the corresponding costs included in cost of sales.

Share‑based payments

The Company applies the guidance codified in ASC 718—Compensation—Stock Compensation. This standard requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). Because the Company used the minimum‑value method to measure compensation cost for employee stock options prior to January 1, 2006, the date on which ASC 718 was adopted, under this previous guidance, it was required to use the prospective method of adoption for this standard. Under the prospective method, the Company continues to account for non‑vested awards outstanding at the date of adoption using the same method as prior to adoption for financial statement recognition purposes. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of ASC 718.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non‑owner resources and is comprised of net income or loss and “other comprehensive income (loss)”. The Company’s other comprehensive income (loss) is comprised of the adjustments for pension and postretirement benefit liabilities as well as the impact of its interest rate swap. The interest rate swap contract on $50,000 notional amount of the term loan expired in December 2014.    On December 31, 2014 the company amended its senior credit facility, which no longer required the Company to enter into a hedge agreement.  The Company does not expect to record any unrecognized loss into earnings in the next twelve months. Additionally, other comprehensive income (loss) includes the net income of the Company plus/minus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year‑end. See Note 19 for the components of accumulated other comprehensive loss.

Segment Reporting

The Company operates in and reports as a single operating segment, which is the manufacture and sale of snow and ice control products. Net sales are generated through the sale of snow and ice control products and accessories to distributors. The chief operating decision maker (the Company’s Chief Executive Officer) manages

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company’s identifiable assets are located in the United States. The Company’s sales outside North America are not material, representing less than 1% of net sales.

The Company’s product offerings primarily consist of snow and ice control products and accessories. Equipment and parts and accessories are each a similar class of products based on similar customer usage.

	Year ended December 31,
	2014	2013	2012
Equipment	$254,234	$164,460	$123,308
Parts and accessories	49,278	29,860	16,725
Net Sales	$303,511	$194,320	$140,033

3. Acquisitions

On December 31, 2014, the Company acquired all of the outstanding common stock of Henderson for the purpose of expanding its current market presence in the snow and ice segment. Total consideration was $98,676 including a working capital adjustment of $4,688 which the Company paid the former shareholders of Henderson after the date of these financial statements and an outstanding payable to a former Henderson shareholder. The outstanding payable to the former Henderson shareholder was $3,340 at December 31, 2014 and is included in accrued expenses and other current liabilities.   The acquisition was financed through amending the Company’s senior credit facility as discussed below in Note 7 and through the use of on hand cash.   The Company incurred $1,815 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Consolidated Statements of Income.

The following table summarizes the preliminary allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Cash and cash equivalents	$3,950
Accounts receivable	14,951
Inventories	16,308
Refundable income taxes paid	1,149
Deferred income taxes - current	514
Other current assets	876
Property and equipment	10,848
Goodwill	47,830
Intangible assets	17,390
Other assets - long term	74
Accounts payable and other current liabilities	(24,083)
Deferred income taxes - long term	(2,866)
Other liabilities - long term	(248)
Total	$86,693

The fair values of the assets acquired and liabilities assumed included in the table above are preliminary and subject to change as the Company finalizes the third-party valuations and assesses certain reserves.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. The Company only expects to be able to deduct unamortized intangible assets and goodwill that existed at the time of the acquisition of $4,218 as only the existing goodwill and intangible assets are deductible as a result of not making an election under Section 338(h)(10) of the Internal Revenue Code.  The remaining useful lives of intangible assets and goodwill for income tax purposes is 10.3 years.  For book purposes, the acquired intangible assets include customer relationships of $8,300 being amortized over 15 years, patents of $3,200 being amortized over 10 years, non-compete agreements of $2,090 being amortized over 4 years,  $200 backlog being amortized over six months and trademarks of $3,600 that possess indefinite lives.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. As the transaction occurred on December 31, 2014, there was no income statement activity in the year ended December 31, 2014.

The following unaudited pro forma information combines historical results as if Henderson had been owned by the Company for the twelve month periods presented.

	Year ended December 31,
	2014	2013
Net sales	$385,138	$267,300

Net income	$43,191	$12,453

Earnings per common share assuming dilution attributable to common shareholders	$1.90	$0.54

The unaudited pro forma information above includes the historical financial results of the Company and Henderson, adjusted to record depreciation and intangible asset amortization related to valuation of the acquired tangible and intangible assets at fair value and the addition of incremental costs related to debt to finance the acquisition, and the tax benefits related to the increased costs. This information is presented for information purposes only and is not necessarily indicative of what the Company’s results of operations would have been had the acquisition been in effect for the periods presented or future results.

On May 6, 2013, the Company acquired substantially all of the assets of TrynEx for the purpose of expanding its current market presence in the snow and ice segment. Total consideration paid was $26,734 including an estimated working capital adjustment. The working capital adjustment was further adjusted to reduce the purchase price at December 31, 2013 by $262 which the Company received in 2014. The acquisition was financed with $28,000 of revolver borrowings under the Company's credit facility discussed in Note 7. The Company incurred $1,239 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Consolidated Statements of Income.

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

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

The following table summarizes the allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable	$604
Inventories	4,130
Other current assets	29
Property and equipment	5,272
Goodwill	5,910
Intangible assets	12,499
Accounts payable and other liabilities	(1,972)
Total	$26,472

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

4. Inventories

Inventories consist of the following:

	December 31,
	2014	2013

Finished goods and work-in-process	$38,906	$26,175
Raw material and supplies	9,342	1,802
	$48,248	$27,977

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

5. Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2014	2013

Land	$1,500	$1,160
Land improvements	2,292	1,849
Leasehold improvements	499	-
Buildings	21,918	16,743
Machinery and equipment	31,780	25,756
Furniture and fixtures	10,070	8,772
Mobile equipment and other	1,999	1,267
Construction-in-process	1,930	1,113
Total property, plant and equipment	71,988	56,660
Less accumulated depreciation	(34,442)	(31,794)
Net property, plant and equipment	$37,546	$24,866

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

6. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2014:
Indefinite-lived intangibles:
Trademark and tradenames	$63,600	$—	$63,600
Amortizable intangibles:
Dealer network	80,000	43,000	37,000
Customer relationships	19,120	1,990	17,130
Patents	19,636	7,121	12,515
Noncompete agreements	7,140	5,050	2,090
Trademarks	5,459	2,985	2,474
Backlog	200	-	200
License	20	20	-

Amortizable intangibles, net	131,575	60,166	71,409

Total	$195,175	$60,166	$135,009

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2013:
Indefinite-lived intangibles:
Trademark and tradenames	$60,000	$—	$60,000
Amortizable intangibles:
Dealer network	80,000	39,000	41,000
Customer relationships	10,820	1,404	9,416
Patents	16,436	6,293	10,143
Noncompete agreements	5,050	5,050	—
Trademarks	5,459	2,596	2,863
License	20	20	—

Amortizable intangibles, net	117,785	54,363	63,422

Total	$177,785	$54,363	$123,422

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

Amortization expense for intangible assets was $5,803, $5,625 and $5,199 for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for the next five years is as follows:

2015	$7,361
2016	6,903
2017	6,903
2018	6,903
2019	6,381

The weighted average remaining life for intangible assets is 11.5 years at December 31, 2014.

7. Long‑Term Debt

Long‑term debt is summarized below:

	December 31,
	2014	2013

Term Loan, net of debt discount of $1,900 and $766 at December 31, 2014 and December 31, 2013, respectively	$188,100	$110,994
Less current maturities	1,629	971
	$186,471	$110,023

The scheduled maturities on long term debt at December 31, 2014, are as follows:
2015	$1,629
2016	1,629
2017	1,629
2018	1,629
2019	1,629
Thereafter	179,955

$188,100

Prior to December 31, 2014, the Company’s senior credit facilities consisted of a $125,000 term loan facility and an $80,000 revolving credit facility with a group of banks.  On December 31, 2014, in conjunction with the Henderson acquisition, the Company amended and restated its senior credit facilities to, among other things, (i) increase the term loan facility by $65,000 and (ii) increase the borrowing ability under the revolving credit agreement by $20,000.  The Company made these changes to among other things, fund a portion of the Henderson acquisition.  Following these changes, the Company's senior credit facilities consisted of a $190,000 term loan facility (the “Term Loan Credit Agreement”) and a $100,000 revolving credit facility with a group of banks,  of

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

which $10,000 will be available in the form of letters of credit and $5,000 will be available for the issuance of short-term swingline loans.

Prior to the December 31, 2014 changes to the Company’s senior credit facilities, the interest on the $125,000 term loan facility was (at the Company's option) (i) 3.25% per annum plus the greatest of (a) the prime rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the statutory reserve rate and (2) 1.50% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.50%.  Under the previous revolving credit facility prior to December 31, 2014,  the Company had the option to select whether borrowings would bear interest at either (i) 1.75% per annum plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate or (ii) 0.75% per annum plus the greatest of (a) the Prime Rate in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%.

Following the December 31, 2014 changes to the senior credit facilities described above, the new term loan under the Term Loan Credit Agreement generally bears interest at (at the Company's election) either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 4.25% per annum plus the greater of (a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%. The Term Loan Credit Agreement also allows the Company to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80,000 subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00. The final maturity date of the Term Loan Credit Agreement is December 31, 2021.

The revolving credit facility as amended and restated (the "Revolving Credit Agreement") provides that the Company has the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.50% to 2.00% per annum, depending on the utilization of the facility, plus the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Revolving Credit Agreement) or (ii) a margin ranging from 0.50% to 1.00% per annum, depending on the utilization of the facility, plus the greatest of (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The final maturity date of the Revolving Credit Agreement is December 31, 2019.

The term loan was issued at a $1,900 discount which is being amortized over the term of the term loan.

The Company's amendment to its term loan facility resulted in a significant modification to a portion of the Company's debt under ASC 470-50 which resulted in the write off of unamortized capitalized deferred financing costs of $701 and the expensing of certain fees paid of $580, as well as the write off of unamortized debt discount of $589 which resulted in a loss on extinguishment of debt of $1,870 in the Consolidated Statement of Income during the year ended December 31, 2014.

At December 31, 2014, the Company had outstanding borrowings under the term loan of $188,100 and no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $75,115.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility. At December 31, 2014, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2014, the Company was not required to make an excess cash flow payment.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2014	2013

Payroll and related costs	$3,860	$2,857
Employee benefits	7,716	4,522
Accrued warranty	6,279	3,808
Amounts due to sellers	11,824	-
Other	3,991	3,231
	$33,670	$14,418

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

9. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end‑user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end‑user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve is included with Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheets.

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2014	2013	2012

Balance at the beginning of the period	$3,808	$3,628	$4,188
Establish warranty liability for Trynex	-	600	-
Establish warranty liability for Henderson	697	-	-
Warranty provision	4,574	1,452	846
Claims paid/settlements	(2,800)	(1,872)	(1,406)
Balance at the end of the period	$6,279	$3,808	$3,628

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

10. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2014	2013	2012
Current:
Federal	$17,347	$712	$(3,994)
State	1,774	(190)	289
	19,121	522	(3,705)
Deferred:
Federal	2,025	5,582	7,375
State	890	1,274	474
	2,915	6,856	7,849
	$22,036	$7,378	$4,144

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Federal income tax expense at statutory rate	$21,699	$6,656	$3,555
State taxes, net of federal benefit	1,694	236	218
Valuation allowance changes	-	-	451
Change in uncertain tax positions, net	8	8	8
Research and development credit	(249)	(305)	(26)
Rate change	366	758	67
Manufacturing tax benefits	(1,612)	(44)	-
Other	130	69	(129)
	$22,036	$7,378	$4,144

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$619	$401
Inventory reserves	775	638
Warranty liability	2,289	1,455
Deferred compensation	676	570
Earnout liabilities	1,347	1,531
Pension and retiree health benefit obligations	4,657	(869)
Accrued vacation	620	587
Medical claims reserve	155	263
State net operating losses	2,417	3,294
Other accrued liabilities	4,027	865
Valuation allowance for state net operating losses	(1,600)	(1,395)
Total deferred tax assets	15,982	7,340
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(52,409)	(45,872)
Accelerated depreciation	(5,978)	(2,040)
Other	(444)	(251)
Total deferred tax liabilities	(58,831)	(48,163)
Net deferred tax liabilities	$(42,849)	$(40,823)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $2,417. These loss carry-forwards will begin to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $1,600 is necessary at December 31, 2014 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2014	2013
Balance at beginning of year	$336	$328
Increases for tax positions taken in the current year	248	-
Increases for tax position taken in prior years	8	8
Balance at the end of year	$592	$336

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $361 at December 31, 2014. The Company recognizes interest and penalties related to the

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

unrecognized tax benefits in income tax expense. Approximately $100 and $70 of accrued interest and penalties is reported as an income tax liability at December 31, 2014 and 2013, respectively. The liability for unrecognized tax benefits is reported in Other Long‑term Liabilities on the consolidated balance sheets at December 31, 2014 and 2013.

The Company files income tax returns in the United States (Federal), Wisconsin (state), Maine (state) and various other states. Tax years open to examination by tax authorities under the statute of limitations include 2013 for Federal and 2010 through 2013 for most states. Tax returns for the 2014 tax year have not yet been filed.

11. Deferred Compensation

The Company has a long‑term incentive compensation plan covering certain management employees. Under the terms of the plan, prior to December 31, 2010 participants earned (lost) additional compensation based upon a percentage of the Company’s cash flow from operations reduced by capital expenditures under a predetermined formula. In addition, participants’ account balances under the plan increased or decreased on an annual basis based upon the Company’s cash flow from operations reduced by capital expenditures under a predetermined formula. Amounts credited to participant accounts under the plan were, and continue to be as of December 31, 2014, non‑forfeitable unless a participant is terminated for cause or voluntarily terminates his or her employment with the Company. In either of these events, the terminated participant will forfeit any positive amounts allocated to his or her account for the two years preceding the year of termination.

Compensation earned under the plan is deferred until such time as the participant has an account balance of more than two times his or her base compensation, at which point 20% of the balance is paid to the participant in cash in a lump sum. Participants are paid their vested account balances under the plan upon separation from the Company as follows:

Payment Method
Balance of less than $75	Lump sum
Balance greater than $75	5 equal annual installments

With respect to account balances paid in installments, participants earn interest each year on the unpaid balance at the one‑year U.S. Treasury rate in effect at the beginning of the year. Effective December 31, 2010, the Company froze the long‑term incentive plan. The Company will continue to pay its obligations to previously designated recipients in accordance with the plan, but no new compensation will be earned under the plan.

Activity for the plan is as follows:

	December 31
	2014	2013
Balance at beginning of year	$756	$911
Payments to current and former participants	(98)	(155)
Balance at end of year	658	756
Less current portion	(70)	(98)
Long term balance at end of year	$588	$658

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

12. Employee Retirement Plans

Pension benefits

The Company provides noncontributory defined benefit pension plans for most employees. Plans covering salaried employees generally provide pension benefits that are based on the employee’s average earnings and credited service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company’s funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that the Company may determine to be appropriate.

The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

	December 31
	2014	2013

Benefit obligation at beginning of year	$31,715	$36,209
Service cost	216	246
Interest cost	1,496	1,449
Actuarial (gain) loss	6,156	(5,031)
Benefits paid	(1,221)	(1,158)
	38,362	31,715
Fair value of plan assets at beginning of year	24,638	21,808
Actual return on plan assets	1,221	3,160
Employer contributions through December 31	1,408	828
Benefits paid	(1,221)	(1,158)
	26,046	24,638
	$(12,316)	$(7,077)

The components of net periodic pension cost consisted of the following for the years ended December 31,

	2014	2013	2012
Components of net periodic pension cost:
Service cost	$216	$246	$268
Interest cost	1,496	1,449	1,482
Expected return on plan assets	(1,631)	(1,409)	(1,274)
Amortization of net loss	203	1,205	770
Net periodic pension cost	$284	$1,491	$1,246

The accumulated benefit obligation for all pension plans as of December 31, 2014 and 2013, was $38,226 and $31,623, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

In accordance with its adoption of ASC 715‑20, the Company uses December 31 as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2014	2013	2012
Discount rates	4.8% - 4.9%	4.1%	4.6%
Rates of increase in compensation levels:
Salaried	3.5	3.5	3.5
Hourly	N/A	N/A	N/A
Expected long-term rate of return on assets	7.25	7.25	7.25

The discount rate used to determine the benefit obligation at December 31, 2014 4.0% and 3.9% for the hourly and salaried pension plans, respectively. Meanwhile the discount rate used to determine the benefit obligation at December 31, 2013 was 4.9% and 4.8% for the hourly and salaried pension plans, respectively.

For 2015, the expected long‑term rate of return on plan assets is 7.25%. To determine the long‑term rate of return assumption for plan assets, the Company studies historical markets and preserves the long‑term historical relationships between equities and fixed‑income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long‑term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

The expected benefit payments under the pension plans are as follows:

2015	$1,360
2016	1,370
2017	1,410
2018	1,460
2019	1,530
2020-2024	8,800

The Company made required minimum pension funding contributions of $1,408 to the pension plans in 2014 and currently expects to make $1,126 of required minimum pension funding contributions in 2015.

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans, which is designed to achieve long‑term objectives of return, while mitigating downside risk and considering expected cash flows. The current weighted‑average target asset allocations are reflective of actual investments at December 31, 2014 and 2013. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

The Company’s weighted‑average asset allocation and actual allocation for the qualified pension plans by asset category at December 31 is as follows:

	Target	2014		2013
Large Cap Equity	37%	$9,417	36%	$7,373	30%
Mid Cap Equity	4%	1,005	4%	938	4%
Small Cap Equity	3%	1,019	4%	935	4%
International Equity	12%	2,546	10%	2,485	10%
Emerging markets Equity	2%	645	2%	617	2%
Fixed Income and Cash Equivalents	34%	8,794	34%	9,830	40%
Real Estate	8%	2,620	10%	2,460	10%

Total	100%	$26,046	100%	$24,638	100%

The investment strategy is to build an efficient, well‑diversified portfolio based on a long‑term, strategic outlook of the investment markets. The investment market outlook utilizes both historical‑based and forward‑looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the needs of the plan. The core asset allocation utilizes investment portfolios of various asset classes and multiple investment managers in order to help maximize the plan’s return while providing multiple layers of diversification to help minimize risk.

The following table presents the fair values of the plan assets related to the Company’s pension plans within the fair value hierarchy as defined in Note 2.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

The fair values of the Company’s pension plan assets as of December 31, 2014 are as follows:

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$15,936	$—	$15,936	$—
Fixed-income holdings	8,794	—	8,794	—
Alternative investments	1,316	—	—	1,316

Total pension plan assets	$26,046	$—	$24,730	$1,316

The fair values of the Company’s pension plan assets as of December 31, 2013 are as follows:

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$13,582	$—	$13,582	$—
Fixed-income holdings	9,830	—	9,830	—
Alternative investments	1,226	—	—	1,226

Total pension plan assets	$24,638	$—	$23,412	$1,226

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3):

	December 31,
	2014	2013
Balance, beginning of year	$1,226	$1,117
Deposits	70	41
Actual return on plan assets held at reporting date	155	149
Withdrawals	(135)	(81)

Balance, end of year	$1,316	$1,226

Postretirement benefits

The Company provides postretirement healthcare benefits for certain employee groups. The postretirement healthcare plans are contributory and contain certain other cost‑sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest until they retire from active employment with the Company and have at least twelve years of service. These benefits can be amended or terminated at anytime and are subject to the same ongoing changes as the Company’s healthcare benefits for employees with respect to deductible, co‑insurance and participant contributions.

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

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,874	$6,812
Service cost	159	250
Interest cost	213	245
Participant contributions	63	100
Changes in actuarial assumptions	1,895	(2,085)
Benefits paid	(160)	(448)
Projected benefit obligation at end of year	$7,044	$4,874
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$270	$220
Retiree health benefit obligation	6,774	4,654
	$7,044	$4,874

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2014	2013	2012
Components of net postretirement health benefit cost:
Service cost	$159	$250	$281
Interest cost	213	245	360
Amortization of net gain	(398)	(172)	(17)
Net postretirement healthcare benefit cost (income)	$(26)	$323	$624

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2014	2013	2012
Discount rate	4.5%	3.7%	4.4%
Immediate healthcare cost trend rate	*	7.0	8.0
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	80	80

*Health Care Cost Trend rate is assumed to be 7.0%  and 6.0% for Pre-65 participants and Post – 65 participants, respectively, beginning in 2014 gradually reducing to an ultimate rate of 4.5% in 2023.

**Health Care Cost Trend rate is assumed to be 7.0% beginning in 2013 gradually reducing to an ultimate rate of 4.5% in 2020.

***Health Care Cost Trend rate is assumed to be 8.0% beginning in 2012 gradually reducing to an ultimate rate of 4.5% in 2019.

The discount rate used to determine the benefit obligation at December 31, 2014 and 2013 is 3.7% and 4.5%, respectively. For December 31, 2014, the health care cost trend rate is assumed to be 7.0%  and 6.0% for Pre-65 participants and Post – 65 participants, respectively, beginning in 2015 gradually reducing to an ultimate rate of 4.5% in 2023 for both participants under 65 and over 65. For December 31, 2013, the health care cost trend rate is assumed to be 7.0% for participants under 65 and 5.0% for those over 65 beginning in 2014 gradually reducing to an ultimate rate of 4.5% in 2020 for both participants under 65 and over 65. For December 31, 2012, the health care cost trend rate is assumed to be 8.0% for participants under 65 and 6.0% for those over 65 beginning in 2013 gradually reducing to an ultimate rate of 4.5% in 2021 for both participants under 65 and over 65.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

A one percentage point change in the healthcare cost trend rate would have the following effect at December 31, 2014:

	1%	1%
	Increase	Decrease
Effect on total service and interest cost	$68	$(58)
Effect on postretirement benefit obligation	831	(720)

Amounts included in other comprehensive loss, net of tax, at December 31, 2014, which have not yet been recognized in net periodic pension or OPEB cost, were net actuarial gain (loss) of ($6,835) and $807 for the pension plans and postretirement healthcare benefit plans, respectively. The estimated actuarial gain (loss) for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension or OPEB cost during 2015 are ($1,020) and $69 for the pension plans and postretirement healthcare benefit plans, respectively.

Defined contribution plan

The Company has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and provides substantially all employees an opportunity to accumulate personal funds for their retirement. Contributions are made on a before‑tax basis to the plan and are invested, at the employees’ direction, among a variety of investment alternatives including, commencing January 1, 2013, a Company common stock fund designated as an employee stock ownership plan.

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. The Company matching contributions to the plan were approximately $255,  $213 and $198 for the years ended December 31, 2014, 2013 and 2012, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non‑ discretionary employer contributions. The Company made non‑discretionary employer contributions of $1,021,  $807 and $871 in the years ended December 31, 2014, 2013 and 2012, respectively.

Non‑qualified plan

The Company also maintains a supplemental non‑qualified plan for certain officers and other key employees. Expense for this plan was  $509 and $450 for the years ended December 31, 2014 and 2013, respectively. The amount accrued was $1,708 and $1,105 as of December 31, 2014 and 2013, respectively. Amounts were determined based on the fair value of the liability at December 31, 2014 and 2013, respectively.

13. Stock‑Based Compensation

Amended and Restated 2004 Stock Incentive Plan

In connection with the IPO, in May 2010, the Company’s Board of Directors and stockholders amended and restated the Company’s 2004 Stock Incentive Plan (as amended and restated, the “A&R 2004 Plan”) and certain outstanding award agreements thereunder, to among other things, eliminate the ability of the holders thereunder to use a promissory note to pay any portion of the exercise price of the options, to provide that the use of “net exercises” to pay any portion of the exercise price of the options shall be at the sole discretion of the committee administering the A&R 2004 Plan, and to effect certain ministerial changes under the A&R 2004 Plan. In addition,

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

in connection with the IPO, the Board of Directors also resolved not to issue any further awards under the A&R 2004 Plan. As of December 31, 2014,  37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the A&R 2004 Plan. All outstanding options are fully vested. All options expire 10 years from the date of grant.

2010 Stock Incentive Plan

In connection with the IPO, in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders.  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance‑based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non‑employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2014, the Company had 1,533,002 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

The following table summarizes information with respect to the Company’s stock option activity under the A&R 2004 Plan for the years ended December 31, 2014, 2013 and 2012.

	December 31,		December 31,		December 31,
	2014		2013		2012
		Weighted		Weighted		Weighted
		average		average		average
	Options	exercise price	Options	exercise price	Options	exercise price
Outstanding—beginning of year	37,240	$4.21	37,240	$4.21	37,240	$4.21
Granted	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Exercised	—	—	-	—	—	—

Outstanding—end of year	37,240	$4.21	37,240	$4.21	37,240	$4.21

Exercisable—end of year	37,240	$4.21	37,240	$4.21	37,240	$4.21

No stock options were exercised in any of the years ended December 31, 2014, 2013 or 2012.

As of December 31, 2014, 2013 and 2012, the weighted‑average remaining contractual life of all outstanding options was 1.7,  2.7 and 3.7 years, respectively. As of December 31, 2014, 2013 and 2012, the weighted‑average remaining contractual life of all exercisable options was 1.7,  2.7 and 3.7 years, respectively.

The aggregate intrinsic value of the options at December 31, 2014 was $641 for both options outstanding and exercisable. The aggregate intrinsic value of the options at December 31, 2013 was $470 for both options outstanding and exercisable.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

Restricted Stock

Restricted stock carries both voting and dividend rights. A summary of restricted stock activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

		Weighted	Weighted
		Average	Average
	Shares	Grant	Remaining
		Date	Contractual
		Fair value	Term

Unvested at December 31, 2011	235,667	$12.27	2.83	years
Granted	42,077	14.57	2.00	years
Vested	(68,921)	12.61	—
Cancelled and forfeited	—	—	—
Unvested at December 31, 2012	208,823	12.63	1.94	years
Granted	44,022	14.78	2.00	years
Vested	(82,942)	12.97	—
Cancelled and forfeited	—	—	—
Unvested at December 31, 2013	169,903	13.03	1.34	years
Granted	-	-	—
Vested	(84,882)	13.05	—
Cancelled and forfeited	—	—	—

Unvested at December 31, 2014	85,021	$13.02	0.51	years

Expected to vest in the future at December 31, 2014	81,960	$13.02	0.51	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $891,  $1,126, and $1,092 of compensation expense related to restricted stock awards for the years ended December 31, 2014,  2013, and 2012, respectively. The unrecognized compensation expense for shares expected to vest as of December 31, 2014 and 2013 was approximately $360 and $1,218, respectively.

Unrestricted Stock

The Company did not grant any shares of unrestricted stock in either of the years ended December 31, 2014 or December 31, 2013. The Company granted 58,441 shares of unrestricted stock as performance based awards under the 2010 plan in the year ended December 31, 2012. The fair value of the Company’s unrestricted stock awards is the closing stock price on the date of grant, or $12.94 per share, for grants in the year ended December 31, 2012. The Company recognized $756 of compensation expense related to unrestricted stock awards granted for the year ended December 31, 2012. The shares of unrestricted stock subject to awards granted in 2012 were issued in March 2013. There is no required vesting period for the unrestricted shares of stock as recipients are entitled to the shares following grant and satisfaction of performance requirements of the award, both of which occurred by the year ended December 31, 2012.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to both non‑employee directors and management. Prior to 2013, RSUs were only issued to directors. However, in 2013, the Company changed the timing and form of management’s annual stock grants and began to grant RSUs to management. For both non‑employee directors and management, RSUs carry dividend equivalent rights but do not carry voting rights. Each RSU represents the right to receive one share of the Company’s common stock and is subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

In 2013, the Company’s compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $278 and $261 in additional expense in the years ended December 31, 2014 and 2013, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. The Company’s nominating and governance committee also approved a retirement provision for the RSUs issued to non‑employee directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Grant	Contractual
		Date
		Fair value	Term

Unvested at December 31, 2011	18,893	$15.20	2.00	years
Granted	14,367	14.35	1.02	years
Vested	(7,214)	15.21	—
Cancelled and forfeited	—	—	—
Unvested at December 31, 2012	26,046	14.73	0.72	years
Granted	70,324	14.52	0.82	years
Vested	(53,022)	14.68	—
Cancelled and forfeited	—	—	—
Unvested at December 31, 2013	43,348	14.46	1.55	years
Granted	140,291	15.29	0.73	years
Vested	(102,016)	15.13
Cancelled and forfeited	—	—	—

Unvested at December 31, 2014	81,623	$15.05	1.09	years

Expected to vest in the future at December 31, 2014	78,685	$15.05	1.09	years

The Company recognized $1,247 and $852 of compensation expense related to the RSU awards in the years ended December 31, 2014 and 2013, respectively. The unrecognized compensation expense, net of expected

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

forfeitures, calculated under the fair value method for shares that were, as of December 31, 2014, expected to be earned through the requisite service period was approximately $613 and is expected to be recognized through 2017.

Vested RSUs are “settled” by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, and in all events no later than the end of the calendar year in which such termination of service occurs or, if later, two and one‑half months after such termination of service.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2014 that are subject to performance conditions. Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs of which one third will vest immediately upon issuance. The remaining RSU’s issued will be subject to vesting over the two years following the end of the performance period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. As of December 31, 2014, the performance conditions for share units granted in the year ended December 31, 2014 have been met. Thus, in the first quarter of 2015,  management estimates that 71,981 performance shares units will be converted into RSU’s. Upon conversion the first third of the RSU’s  issued will immediately vest and be converted into common shares. The remaining two thirds of the RSU’s issued will vest ratably over the remaining two‑year vesting period. The fair value per share of the awards is the closing stock price on the date of grant, which was $16.30. The Company recognized $730 of compensation expense related to the awards granted in the year ended December 31, 2014.  The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2014, expected to be recognized through the requisite service period was $416 and is expected to be recognized through 2017.

14. Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and common stock equivalents related to the assumed exercise of stock options, using the two‑class method. Stock options for which the exercise price exceeds the average fair value have an anti‑dilutive effect on earnings per share and are excluded from the calculation. There were no shares excluded from diluted earnings per share for the years presented.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

All restricted stockholders and RSU holders participate in dividends. Thus, the Company has calculated earnings per share pursuant to the two‑class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

	2014	2013	2012
Basic earnings per common share
Net income	$39,961	$11,639	$6,012
Less income allocated to participating securities	609	179	69
Net income allocated to common shareholders	$39,352	$11,460	$5,943
Weighted average common shares outstanding	22,168,500	22,029,374	21,894,569
	$1.78	$0.52	$0.27
Earnings per common share assuming dilution
Net income	$39,961	$11,639	$6,012
Less income allocated to participating securities	609	179	69
Net income allocated to common shareholders	$39,352	$11,460	$5,943
Weighted average common shares outstanding	22,168,500	22,029,374	21,894,569
Incremental shares applicable to stock based compensation	20,346	37,800	69,742
Weighted average common shares assuming dilution	22,188,846	22,067,174	21,964,311
	$1.77	$0.51	$0.26

15. Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various litigation including product liability and intellectual property disputes. However, the Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity. In addition, the Company is not currently a party to any environmental‑related claims or legal matters.

As a result of the Henderson acquisition, the Company leases facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2014:

Total leases
(In thousands)
2015	$374
2016	351
2017	307
2018	311
2019	293
Thereafter	1,085
Total lease obligations	$2,721

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

The Company did not incur rental expense charged to operations in the year ended December 31, 2014 as Henderson was acquired December 31, 2014.

16. Impairment of Assets Held For Sale

During the first quarter of 2013, the Company lowered the asking price for its assets held for sale. The Company recorded assets held for sale on its balance sheet in conjunction with the closure of the Johnson City, Tennessee location in 2010. The land and building had been held for sale since the closure. In an effort to stimulate sales activity, the Company lowered the listed sale price which caused the Company to reassess the fair value of the assets held for sale. The Company valued the fair value of the assets held for sale based upon Level 2 market price inputs for similar assets. The Company used comparable properties sold and held for sale in the Johnson City, TN industrial real estate market to determine an appropriate fair value. Consequently, during the year ended December 31, 2013, the Company incurred a $647 loss recognized on the impairment of assets held for sale which is included in “Loss recognized on assets held for sale” on the Consolidated Statements of Income.    On February 26, 2014, the Company entered into an agreement for the sale of the land and building at an amount approximating the carrying amount.   The Company closed on the sale of the Johnson City assets on April 30, 2014 with a sales price of $1,100 and closing costs of $82.    Consequently, the Company incurred a $67 loss recognized on the disposal of assets held for sale which is included in “Loss recognized on assets held for sale” on the Consolidated Statements of Income during the year ended December 31, 2014.

17. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2014 and 2013, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 22,282,628 and 22,223,454 shares were issued and outstanding as of December 31, 2014 and 2013, respectively. The par value of the common stock is $0.01 per share.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company’s assets and funds remaining after payment of liabilities.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

18. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Balance at	Additions	Changes to	Balance at
	beginning	charged to	reserve, net(1)	end of year
	of year	earnings
Year ended December 31, 2014
Allowance for doubtful accounts	$1,051	$577	$39	$1,667
Reserves for inventory	1,599	1,752	(899)	2,452
Valuation of deferred tax assets	1,395	-	205	1,600
Year ended December 31, 2013
Allowance for doubtful accounts	$600	$329	$122	$1,051
Reserves for inventory	1,199	757	(357)	1,599
Valuation of deferred tax assets	1,374	-	21	1,395
Year ended December 31, 2012
Allowance for doubtful accounts	$1,247	$259	$(906)	$600
Reserves for inventory	1,288	715	(804)	1,199
Valuation of deferred tax assets	830	-	544	1,374

(1)

Increases (deductions) from the allowance for doubtful accounts equal accounts receivable written off and increases related to acquired businesses, less recoveries, against the allowance. Increases (deductions) from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of and increases for related to acquired businesses,.  Increases (deductions) to the valuation of deferred tax assets relate to the reversals due to changes in management’s judgments regarding the future realization of the underlying deferred tax assets.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

19. Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2014 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2013	$(184)	$2,234	$(2,912)	$(862)
Other comprehensive loss before reclassifications	(2)	(1,180)	(4,049)	(5,231)
Amounts reclassified from accumulated other comprehensive loss: (1)	186	(247)	126	65

Balance at December 31, 2014	$-	$807	$(6,835)	$(6,028)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of retiree obligation:
Actuarial gains (a)	(398)
Tax expense	151

Reclassification net of tax	$(247)

Amortization of pension obligation:
Actuarial losses (a)	203
Tax benefit	(77)

Reclassification net of tax	$126

Unrealized losses on interest rate swaps reclassified to interest expense	300
Tax benefit	(114)

Reclassification net of tax	$186

(a) – These components are included in the computation of benefit plan costs in Note 12.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2013 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2012	$(344)	$1,063	$(7,803)	$(7,084)
Other comprehensive gain (loss) before reclassifications	(22)	1,066	4,154	5,198
Amounts reclassified from accumulated other comprehensive loss: (1)	182	105	737	1,024

Balance at December 31, 2013	$(184)	$2,234	$(2,912)	$(862)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of retiree obligation:
Actuarial loss (a)	172
Tax expense	(67)

Reclassification net of tax	$105

Amortization of pension obligation:
Actuarial losses (a)	1,205
Tax benefit	(468)

Reclassification net of tax	$737

Unrealized losses on interest rate swaps reclassified to interest expense	297
Tax benefit	(115)

Reclassification net of tax	$182

(a) – These components are included in the computation of benefit plan costs in Note 12.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Data)

20. Quarterly Financial Information (Unaudited)

	2014
	First	Second	Third	Fourth

Net sales	$36,396	$88,225	$78,836	$100,054
Gross profit	$14,125	$34,415	$29,090	$38,696
Income before taxes	$2,343	$22,417	$16,555	$20,682
Net income	$1,575	$14,593	$10,762	$13,031
Basic net earnings per common share attributable to common shareholders	$0.07	$0.65	$0.48	$0.58
Earnings per common share assuming dilution attributable to common shareholders	$0.07	$0.64	$0.47	$0.58
Dividends per share	$0.22	$0.22	$0.22	$0.22

	2013
	First	Second	Third	Fourth

Net sales	$14,141	$55,156	$52,026	$72,997
Gross profit	$4,326	$18,878	$15,044	$27,402
Income (loss) before taxes	$(5,543)	$9,261	$694	$14,605
Net income (loss)	$(3,404)	$5,909	$603	$8,531
Basic net earnings (loss) per common share attributable to common shareholders	$(0.15)	$0.26	$0.03	$0.38
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.15)	$0.26	$0.02	$0.38
Dividends per share	$0.21	$0.21	$0.21	$0.21

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.

21.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2017 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.