Form 10-Q
period 2015-03-31
DOUGLAS DYNAMICS, INC
filed 2015-05-05
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31,  2015

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

Number of shares of registrant’s common shares outstanding as of May 5,  2015 was 22,361,447.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$20,800	$24,195
Accounts receivable, net	23,907	60,918
Inventories	70,953	48,248
Refundable income taxes paid	3,988	-
Deferred income taxes	5,718	7,004
Prepaid and other current assets	1,405	2,156
Total current assets	126,771	142,521
Property, plant, and equipment, net	37,648	37,546
Goodwill	160,962	160,962
Other intangible assets, net	133,106	135,009
Deferred financing costs, net	2,686	2,485
Other long-term assets	2,492	1,920
Total assets	$463,665	$480,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,252	$9,753
Accrued expenses and other current liabilities	20,679	33,670
Income taxes payable	-	642
Current portion of long-term debt	1,629	1,629
Total current liabilities	32,560	45,694
Retiree health benefit obligation	6,881	6,774
Pension obligation	12,119	12,316
Deferred income taxes	50,795	49,853
Long-term debt, less current portion	186,064	186,471
Other long-term liabilities	6,164	6,046
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,361,447 and 22,282,628 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	224	223
Additional paid-in capital	139,365	138,268
Retained earnings	36,175	40,826
Accumulated other comprehensive loss, net of tax	(6,682)	(6,028)
Total stockholders’ equity	169,082	173,289
Total liabilities and stockholders’ equity	$463,665	$480,443

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)

Net sales	$53,890	$36,396
Cost of sales	37,453	22,271
Gross profit	16,437	14,125
Selling, general, and administrative expense	11,417	8,337
Intangibles amortization	1,903	1,455
Income from operations	3,117	4,333
Interest expense, net	(2,454)	(1,972)
Other expense, net	(60)	(18)
Income before taxes	603	2,343
Income tax expense	220	768
Net income	$383	$1,575
Less net income attributable to participating securities	5	23
Net income attributable to common shareholders	$378	$1,552
Weighted average number of common shares outstanding:
Basic	22,247,802	22,103,167
Diluted	22,269,022	22,122,669
Earnings per common share:
Basic	$0.02	$0.07
Diluted	$0.01	$0.07
Cash dividends declared and paid per share	$0.22	$0.22
Comprehensive income (loss)	$(271)	$1,588

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)

Operating activities

Net income	$383	$1,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,055	2,279
Inventory step up of acquired business included in cost of sales	1,956	-
Amortization of deferred financing costs and debt discount	167	190
Stock-based compensation	1,124	1,022
Provision for losses on accounts receivable	58	76
Deferred income taxes	2,228	1,302
Earnout liability	232	136
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	36,953	28,777
Inventories	(24,661)	(18,902)
Prepaid and other assets and refundable income taxes paid	(3,809)	(1,318)
Accounts payable	499	(2,761)
Accrued expenses and other current liabilities	(6,002)	(1,931)
Benefit obligations and other long-term liabilities	(857)	(221)
Net cash provided by operating activities	11,326	10,224
Investing activities
Capital expenditures	(1,254)	(1,290)
Acquisition of business	(7,931)	—
Net cash used in investing activities	(9,185)	(1,290)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(27)	(69)
Dividends paid	(5,034)	(4,893)
Net repayments of revolver borrowings	-	(13,000)
Repayment of long-term debt	(475)	(288)
Net cash used in financing activities	(5,536)	(18,250)
Change in cash and cash equivalents	(3,395)	(9,316)
Cash and cash equivalents at beginning of period	24,195	19,864
Cash and cash equivalents at end of period	$20,800	$10,548

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2014 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on March 12, 2015.

We operate as a single business unit.

Certain reclassifications have been made to the prior period financial statements to conform to the 2015 presentation.  Deferred compensation has been combined with other long-term liabilities on the Consolidated Balance Sheet.  Deferred compensation has been combined with Benefit obligations and other long-term liabilities on the Consolidated Statements of Cash Flows.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of March 31, 2015 and the consolidated statements of operations and comprehensive income for the three months ended March  31,  2015 and 2014 and cash flows for the three months ended March  31,  2015 and 2014 have been prepared by the Company and have not been audited.

The Company is a counterparty to an interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and London Interbank Offered Rate (“LIBOR”) plus 4.25% (with a LIBOR floor of (1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of (1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%). The negative fair value of the interest rate swap, net of tax, of ($802) at March  31,  2015 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. Additionally, other comprehensive income includes the net income of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  For further disclosure, refer to Note 14 to the Unaudited Consolidated Financial Statements.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2015	2014
Assets:
Other long-term assets (a)	$2,298	$1,725

Total Assets	$2,298	$1,725

Liabilities:
Long term debt (b)	$188,162	$187,160
Earnout - TrynEx (c)	2,032	1,987
Earnout - Henderson (d)	635	600
Interest rate swaps (e)	1,293	-

Total Liabilities	$192,122	$189,747

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

(c)  Included in accrued expenses and other current liabilities in the amount of $2,032 at March 31, 2015 is an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of substantially all of the assets of TrynEx, Inc. (“TrynEx”).  The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return.  See reconciliation of liability included below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014

Beginning Balance	$1,987	$3,587
Additions	—	—
Adjustments to fair value	313	—
Payment to former owners	(268)	—
Ending balance	$2,032	$3,587

(d) Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $193 and $442, respectively, at March 31, 2015 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).    Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

Three Months Ended
March 31,
2015

Beginning Balance	$600
Additions	—
Adjustments to fair value	96
Payment to former owners	(61)
Ending balance	$635

(e) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $88 and $1,205 are included in accrued expenses and other current liabilities and other long term liabilities, respectively.

3.Inventories

Inventories consist of the following:

	March 31,	December 31,
	2015	2014

Finished goods and work-in-process	$59,776	$38,906
Raw material and supplies	11,177	9,342
	$70,953	$48,248

4.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2015	2014

Land	$1,500	$1,500
Land improvements	2,292	2,292
Leasehold Improvements	499	499
Buildings	22,081	21,918
Machinery and equipment	31,675	31,780
Furniture and fixtures	10,195	10,070
Mobile equipment and other	2,076	1,999
Construction-in-process	2,695	1,930
Total property, plant and equipment	73,013	71,988
Less accumulated depreciation	(35,365)	(34,442)
Net property, plant and equipment	$37,648	$37,546

5.Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2015	2014

Term Loan, net of debt discount of $1,832 and $1,900 at March 31, 2015 and December 31, 2014, respectively	$187,693	$188,100
Less current maturities	1,629	1,629
	$186,064	$186,471

The Company’s senior credit facilities consist of a $190,000 term loan facility and a $100,000 revolving credit facility with a group of banks, of which $10,000 will be available in the form of letters of credit and $5,000 will be available for the issuance of short-term swing line loans. The agreement for the term loan (the “Term Loan Credit Agreement”) provides for a senior secured term loan facility in the aggregate principal amount of $190,000 and generally bears interest (at the Company’s election) at either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 4.25% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  The Term Loan Credit Agreement also allows the Company to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80,000 subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00.

The revolving credit facility (the “Revolving Credit Agreement”) provides that the Company has the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.50% to 2.00% per annum, depending on the utilization of the facility, plus the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate (as defined by the Revolving Credit Agreement) or (ii) a margin ranging from 0.50% 1.00% per annum, depending on the utilization of the facility, plus the greatest of (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Revolving Credit Agreement is December 31, 2019, and the Company’s term loan amortizes in nominal amounts quarterly with the balance payable on December 31, 2021.

The term loan was issued at a $1,900 discount which is being amortized over the term of the term loan.

At March 31, 2015, the Company had no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $70,297.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At March  31, 2015, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of March 31, 2015, the Company was not required to make an excess cash flow payment.

The Company entered into an interest rate hedge agreement on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at March 31,  2015 was $1,293, of which $88 and $1,205 are included in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	March 31,	December 31,
	2015	2014

Payroll and related costs	$4,351	$3,860
Employee benefits	3,138	7,716
Accrued warranty	5,188	6,279
Amounts due to sellers	3,887	11,824
Other	4,115	3,991
	$20,679	$33,670

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

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2015	2014

Balance at the beginning of the period	$6,279	$3,808
Warranty provision	648	459
Claims paid/settlements	(1,739)	(1,337)
Balance at the end of the period	$5,188	$2,930

8.Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended
	March 31,	March 31,
	2015	2014

Component of net periodic pension cost:
Service cost	$64	$54
Interest cost	372	374
Expected return on plan assets	(407)	(408)
Amortization of net loss	255	51
Net periodic pension cost	$284	$71

The Company estimates its total required minimum contributions to its pension plans in 2015 will be $1,126.  Through March 31, 2015,  the Company has made $226 of cash contributions to the pension plans versus $506 through the same period in 2014.

Components of net periodic other postretirement benefit cost (gain) consist of the following:

	Three Months Ended
	March 31,	March 31,
	2015	2014

Component of periodic other postretirement benefit cost (gain):
Service cost	$57	$40
Interest cost	64	53
Amortization of net gain	(17)	(100)
Net periodic other postretirement benefit cost (gain)	$104	$(7)

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

	Three Months Ended
	March 31,	March 31,
	2015	2014
Basic earnings per common share
Net income	$383	$1,575
Less income allocated to participating securities	5	23
Net income allocated to common shareholders	$378	$1,552
Weighted average common shares outstanding	22,247,802	22,103,167
	$0.02	$0.07

Earnings per common share assuming dilution
Net income	$383	$1,575
Less income allocated to participating securities	5	23
Net income allocated to common shareholders	$378	$1,552
Weighted average common shares outstanding	22,247,802	22,103,167
Incremental shares applicable to stock based compensation	21,220	19,502
Weighted average common shares assuming dilution	22,269,022	22,122,669
	$0.01	$0.07

10.Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of March 31, 2015,  37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  All outstanding options are fully vested.  All options expire 10 years from the date of grant. No further awards are permitted to be issued under the A&R 2004 Plan.

There were no stock options exercised with respect to the Company’s stock under the A&R 2004 Plan for the three months ended  March  31, 2015 or March 31, 2014.

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

Restricted Stock Awards

A summary of restricted stock activity for the three months ended March 31, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2014	85,021	$13.02	0.51	years
Granted	-	-	-
Vested	28,701	$14.68
Cancelled and forfeited	—	—

Unvested at March 31, 2015	56,320	$12.17	0.25	years

Expected to vest in the future at March 31, 2015	54,292	$12.17	0.25	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $165 of compensation expense related to restricted stock awards granted for the three months ended March  31, 2015.  The Company recognized $215 of compensation expense related to restricted stock awards granted for the three months ended March  31, 2014.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of March 31, 2015 was approximately $194 and is expected to be recognized over a weighted average period of 0.25 years.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2015 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $22.63. The Company recognized $127 of compensation expense related to the awards in the three months ended March  31, 2015.   The Company recognized $49 of compensation expense related to the awards in the three months ended March 31, 2014. The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2015, expected to be earned through the requisite service period was approximately $1,327 and is expected to be recognized through 2018.

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

RSUs issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $303 and $278 in additional expense in the first quarter of 2015 and 2014, respectively, for employees who meet the thresholds of the retirement provision.  In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such RSUs upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the three months ended March  31, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2014	81,623	$15.05	1.09	years
Granted	116,141	$18.72	0.74	years
Vested	(103,157)	$17.22
Cancelled and forfeited	(1,882)	$15.82

Unvested at March 31, 2015	92,725	$17.24	1.14	years

Expected to vest in the future at March 31, 2015	89,387	$17.24	1.14	years

The Company recognized $832 of compensation expense related to the RSU awards in the three months ended March  31, 2015.  The Company recognized $758 of compensation expense related to the RSU awards in the three months ended March 31, 2014.  The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of March  31, 2015, expected to be earned through the requisite service period was approximately $1,196 and is expected to be recognized through 2018.

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

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 36.5% and 32.8% for the three months ended March 31, 2015 and 2014, respectively.  The effective tax rate for the three months ended March  31, 2015 is higher than the corresponding period in 2014 due to the Company generating additional state nexus with the acquisition of Henderson.

13.   Acquisition

On December 31, 2014, the Company acquired by merger all of the outstanding common stock of Henderson for the purpose of expanding its current market presence in the snow and ice segment. Total consideration was $98,676 including a working capital adjustment of $4,688.  The Company paid the former shareholders of Henderson $4,141 of the working capital adjustment in the three months ended March 31, 2015 and, as of March 31, 2015 and December 31, 2014 had an outstanding payable to a former Henderson shareholder. The outstanding amount payable to the former Henderson shareholder was $3,887 and $3,340 at March 31, 2015 and December 31, 2014, respectively and is included in accrued expenses and other current liabilities.  As required by the merger agreement, the Company also paid the sellers $3,790 in cash that was acquired at December 31, 2014 in the three months ended March 31, 2015. The acquisition was financed by amending the Company’s senior credit facilities, which are described above in Note 5 and through the use of on hand cash.  The Company did not incur any transaction expenses related to this acquisition in the three months ended March 31, 2014.

The following table summarizes the preliminary allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Cash and cash equivalents	$3,950
Accounts receivable	14,951
Inventories	16,308
Refundable income taxes paid	1,149
Deferred income taxes - current	514
Other current assets	876
Property and equipment	10,848
Goodwill	47,830
Intangible assets	17,390
Other assets - long term	74
Accounts payable and other current liabilities	(16,152)
Deferred income taxes - long term	(2,866)
Other liabilities - long term	(248)
Total	$94,624

The fair values of the assets acquired and liabilities assumed included in the table above are preliminary and subject to change as the Company assesses certain reserves.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Henderson for the three months ended March 31, 2014, as if the acquisition had occurred on January 1, 2014, with pro forma adjustments to give effect to amortization of intangible assets, depreciation of fixed assets, an increase in interest expense from acquisition financing, and certain other adjustments:

Three Months Ended March 31,
2014
Net sales	$55,452
Net income	$594
Earnings per common share assuming dilution attributable to common shareholders	$0.03

This information is presented for information purposes only and is not necessarily indicative of what the Company’s results of operations would have been had the acquisition been in effect for the periods presented or future results.

14.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended March  31, 2015 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2014	$-	$807	$(6,835)	$(6,028)
Other comprehensive loss before reclassifications	(802)	—	—	(802)
Amounts reclassified from accumulated other comprehensive loss: (1)	-	(11)	158	148
Balance at March 31, 2015	$(802)	$796	$(6,677)	$(6,682)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(17)
Tax expense	6
Reclassification net of tax	$(11)
Amortization of pension items:
Actuarial losses (a)	255
Tax benefit	(97)
Reclassification net of tax	$158
(a) – These components are included in the computation of benefit plan costs in Note 8.

Changes to accumulated other comprehensive loss by component for the three months ended March  31, 2014 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2013	$(184)	$2,234	$(2,912)	$(862)
Other comprehensive loss before reclassifications	(2)	-	-	(2)
Amounts reclassified from accumulated other comprehensive loss: (1)	45	(62)	32	15
Balance at March 31, 2014	$(141)	$2,172	$(2,880)	$(849)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(100)
Tax expense	38
Reclassification net of tax	$(62)
Amortization of pension items:
Actuarial losses (a)	51
Tax benefit	(19)
Reclassification net of tax	$32
Realized losses on interest rate swaps reclassified to interest expense	73
Tax benefit	(28)
Reclassification net of tax	$45

(a)  These components are included in the computation of benefit plan costs in Note 8.

15.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2017 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix) our inability to protect or continue to build our intellectual property portfolio; (x) the effects of laws and regulations and their interpretations on our business and financial condition; (xi) our inability to develop new products or improve upon existing products in response to end-user needs; (xii) losses due to lawsuits arising out of personal injuries associated with our products; (xiii) factors that could impact the future declaration and payment of dividends; (xiv) our inability to compete effectively against competition; (xv) our inability to achieve the projected financial performance with the assets of TrynEx, which we acquired in 2013, or the business of Henderson, which we acquired in 2014; and (xvi) unexpected costs or liabilities related to the such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.    Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

The following table sets forth, for the three months ended March  31, 2015 and 2014, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March  31, 2015 and 2014 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)
	(in thousands)

Net sales	$53,890	$36,396
Cost of sales	37,453	22,271
Gross profit	16,437	14,125
Selling, general, and administrative expense	11,417	8,337
Intangibles amortization	1,903	1,455
Income from operations	3,117	4,333
Interest expense, net	(2,454)	(1,972)
Other expense, net	(60)	(18)
Income before taxes	603	2,343
Income tax expense	220	768
Net income	$383	$1,575

The following table sets forth for the three months ended March 31, 2015 and 2014, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	69.5%	61.2%
Gross profit	30.5%	38.8%
Selling, general, and administrative expense	21.2%	22.9%
Intangibles amortization	3.5%	4.0%
Income from operations	5.8%	11.9%
Interest expense, net	(4.6)%	(5.5)%
Other expense, net	(0.0)%	-%
Income before taxes	1.2%	6.4%
Income tax expense	0.4%	2.1%
Net income	0.8%	4.3%

The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,	March 31,
	2015	2014
Equipment	74%	61%
Parts and accessories	26%	39%

Net Sales

Net sales were $53.9 million for the three months ended March  31, 2015 compared to $36.4 million in the three months ended March  31, 2014, an increase of $17.5 million, or 48.1%. The increase in net sales for the three months ended March  31, 2015 was attributable to $19.9 million in sales at Henderson, which was acquired on December 31, 2014.   Due to sales of snow and ice control equipment at Henderson, overall sales of snow and ice control equipment increased to $39.9 million for the three months ended March 31, 2014, an increase of $17.7 million, or 80.1%.   Parts and accessories sales decreased slightly by 1.8% for the three months ended March 31, 2015 compared to the corresponding period in 2014.   The decrease in sales of parts and accessories was due to only modestly higher than average snowfall in the October 2014 through March 2015 snow season in North America, compared to significantly higher than average snowfall in the October 2013 through March 2014 snow season.

Cost of Sales

Cost of sales was $37.5 million for the three months ended March  31, 2015 compared to $22.3 million for the three months ended March  31, 2014, an increase of $15.2 million, or 68.2%.  The increase in cost of sales for the three months ended March  31, 2015 compared to the corresponding period in 2014 was driven by $16.7 million in cost of the $19.9 million in sales at Henderson as discussed above under “—Net Sales”.  The Company experienced higher cost of sales as a percent of sales of 69.5% for the three-month period ended March  31, 2015 compared to 61.2% for the three month period ended March  31, 2014.   The increases in cost of sales as a percentage of sales was due to higher cost of sales as a percentage of sales for Henderson products, most of which was attributable to a  $2.0 million fair value purchase accounting write up of inventory that was sold during the period.  As a percentage of cost of sales, fixed and variable costs were approximately 20% and 80%, respectively, for the three months ended March 31, 2015 versus approximately 16% and 84%, respectively, for the three months ended March  31, 2014.

Gross Profit

Gross profit was $16.4 million for the three months ended March  31, 2015 compared to $14.1 million in the three months ended March  31, 2014, an increase of $2.3 million, or 16.3%.  Gross profit increased for the three month period due to the sale of Henderson products and an increase in equipment units sold, slightly offset by decreases in parts and accessories sold.  As a percentage of net sales, gross profit decreased from 38.8% for the three months ended March  31, 2014 to 30.5% for the corresponding period in 2015.  The reasons for the decrease in gross profit as a percentage of net sales are the same as those relating to the increase in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $13.3 million for the three months ended March 31, 2015, compared to $9.8 million for the three months ended March 31, 2014, an increase of $3.5 million, or 35.7%.  The increase compared to 2014 was mostly due to expenses related to ongoing operations at Henderson of $2.5 million.  Intangible amortization expense increased $0.4 million due to additional intangible assets created as a result of the Henderson acquisition.    The remainder of the increase is due to the timing of advertising and promotional expenses.

Interest Expense

Interest expense was $2.5 million for the three months ended March  31, 2015 which was higher than the $2.0 million incurred in the same period in the prior year.    Interest expense increased due to modifications made to the Company’s existing term loan facility in connection with the financing of the Henderson acquisition.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rates  were 36.5% and 32.8% for the three months ended March 31, 2015 and 2014, respectively.  The effective tax rate for the three months ended March 31, 2015 is higher than the corresponding period in 2014 due to the Company generating additional state tax liabilities with the acquisition of Henderson.

Net Income

Net income for the three months ended March  31, 2015 was $0.4 million compared to net income of $1.6 million for the corresponding period in 2014, a decrease in net income of $1.2 million.  The decrease in net income for the three months ended March  31, 2015 was driven by the factors described above under “— Net Sales,” “—Cost of Sales”   “— Selling, General and Administrative Expense” and “—Interest Expense.”  As a percentage of net sales, net income was 0.8% for the three months ended March  31, 2015 compared to 4.3% for the three months ended March  31, 2014.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2015 was $9.6 million compared to $8.3 million in the corresponding period in 2014, an increase of $1.6 million.  For the three month period ended March 31, 2015 the increase in Adjusted EBITDA is attributable to the increase in sales resulting from the Henderson acquisition and the increase in sales of snow and ice control equipment slightly offset by the decrease in sales of parts and accessories.

Free Cash Flow

Free cash flow for the three months ended March  31, 2015 was $10.1 million compared to $8.9 million in the corresponding period in 2014, an increase in cash provided of $1.2 million.  The increase in free cash flow is primarily a result of higher cash provided by operating activities of $1.1 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment decreased from $1.3 million for the three months ended March  31, 2014 to $1.2 million for the three months ended March  31, 2015.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(In Thousands)
Net cash provided by operating activities	$11,326	$10,224
Acquisition of property and equipment	(1,254)	(1,290)
Free cash flow	$10,072	$8,934

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock based compensation and certain purchase accounting expenses. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(in thousands)
Net income	$383	$1,575

Interest expense - net	2,454	1,972
Income tax expense	220	768
Depreciation expense	1,152	824
Amortization	1,903	1,455
EBITDA	6,112	6,594

Stock based compensation expense	1,124	1,022
Purchase accounting (1)	2,188	136
Other charges (2)	184	511

Adjusted EBITDA	$9,608	$8,263

(1)

Reflects $96 and $1,956, respectively, in earn-out compensation expense related to Henderson and inventory step up related to Henderson included in cost of sales in the three months ended March 31, 2015.   Reflects $136 in earnout compensation expense related to TrynEx in both of the three months ended March 31, 2015 and March 31, 2014.

(2)	Reflects expenses of $184 and $511 for one time, unrelated legal and consulting fees for the three months ended March 31, 2015 and March 31, 2014, respectively.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2017 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

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

As of March 31, 2015, we had $91.1 million of total liquidity, comprised of $20.8 million in cash and cash equivalents and borrowing availability of $70.3 million under our revolving credit facility, compared with total liquidity as of December 31, 2014 of approximately $99.3 million, comprised of approximately $24.2 million in cash and cash equivalents and borrowing availability of approximately $75.1 million under our revolving credit facility.  The decrease in our total liquidity from December 31, 2014 is primarily due to working capital needs and our borrowing base.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at March  31, 2015, December 31, 2014 and March  31, 2014.

	As of
	March 31,	December 31,	March 31,
	2015	2014	2014
Cash and cash equivalents	$20,800	$24,195	$10,548
Inventories	70,953	48,248	46,879

We had cash and cash equivalents of $20.8 million at March  31, 2015 compared to cash and cash equivalents of $24.2 million and $10.5 million at December 31, 2014 and March  31, 2014, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows (in thousands)	2015	2014	Change	Change

Net cash provided by operating activities	$11,326	$10,224	$1,102	10.8%
Net cash used in investing activities	(9,185)	(1,290)	(7,895)	612.0%
Net cash used in financing activities	(5,536)	(18,250)	12,714	(69.7)%
Decrease in cash	$(3,395)	$(9,316)	$5,921	(63.6)%

Net cash provided by operating activities increased $1.1  million from the three months ended March  31, 2014 to the three months ended March  31, 2015.  The increase in cash provided by operating activities was due to a $0.5 million increase in net income adjusted for reconciling items and favorable changes in working capital of $0.6 million.

Net cash used in investing activities increased $7.9 million for the three months ended March 31, 2015, compared to the corresponding period in 2014.  This increase was primarily due to the $7.9 million cash payments that occurred in the three months ended March 31, 2015 related to the acquisition of Henderson.

Net cash used in financing activities decreased $12.7 million for the three months ended March  31, 2015 compared to the corresponding period in 2014.  The decrease in cash used in financing activities was primarily a result of the repayment of $13.0 million outstanding on our revolving credit facility during the three months ended March 31, 2014 while we did not make any payments in the three months ending March 31, 2015 as we had no outstanding borrowings on our revolving credit facility at December 31, 2014.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March  31, 2015.

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

As of March 31, 2015, we had outstanding borrowings under our term loan of $187.7 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March  31, 2015 by $0.1 million, $0.4 million and $0.6 million, respectively. We entered into three interest rate swap agreements with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  We have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  As of March  31, 2015, we had no outstanding borrowings under our revolving credit facility.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 21.9% for the three a months ended March 31, 2015,  compared to 26.0% for the three months ended March  31, 2014.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 1A.Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March  31, 2015, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

In March 2015, the Company withheld approximately 1,191 shares of the Company’s common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company’s shareholder-approved equity incentive plan.

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2015, filed on May 5, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: May 5, 2015

Exhibit Index to Form 10-Q for the Period Ended March  31, 2015

Exhibit Numbers	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March  31, 2015, filed on March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.