Form 10-Q
period 2015-06-30
DOUGLAS DYNAMICS, INC
filed 2015-08-04
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30,  2015

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

Number of shares of registrant’s common shares outstanding as of August 4,  2015 was 22,361,447.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$12,349	$24,195
Accounts receivable, net	61,610	60,918
Inventories	63,785	48,248
Deferred income taxes	5,718	7,004
Prepaid and other current assets	1,235	2,156
Total current assets	144,697	142,521
Property, plant, and equipment, net	38,514	37,546
Goodwill	160,962	160,962
Other intangible assets, net	131,202	135,009
Deferred financing costs, net	2,586	2,485
Other long-term assets	2,880	1,920
Total assets	$480,841	$480,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,601	$9,753
Accrued expenses and other current liabilities	25,263	33,670
Income taxes payable	2,360	642
Current portion of long-term debt	1,629	1,629
Total current liabilities	39,853	45,694
Retiree health benefit obligation	6,980	6,774
Pension obligation	11,898	12,316
Deferred income taxes	52,485	49,853
Long-term debt, less current portion	185,657	186,471
Other long-term liabilities	5,056	6,046
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,361,447 and 22,282,628 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	224	223
Additional paid-in capital	140,221	138,268
Retained earnings	44,228	40,826
Accumulated other comprehensive loss, net of tax	(5,761)	(6,028)
Total stockholders’ equity	178,912	173,289
Total liabilities and stockholders’ equity	$480,841	$480,443

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net sales	$107,143	$88,225	$161,033	$124,621
Cost of sales	70,133	53,810	107,586	76,081
Gross profit	37,010	34,415	53,447	48,540
Selling, general, and administrative expense	11,304	8,481	22,721	16,818
Intangibles amortization	1,904	1,454	3,807	2,909
Income from operations	23,802	24,480	26,919	28,813
Interest expense, net	(2,779)	(1,998)	(5,233)	(3,970)
Other expense, net	(69)	(65)	(129)	(83)
Income before taxes	20,954	22,417	21,557	24,760
Income tax expense	7,850	7,824	8,070	8,592
Net income	$13,104	$14,593	$13,487	$16,168
Less net income attributable to participating securities	186	221	191	242
Net income attributable to common shareholders	$12,918	$14,372	$13,296	$15,926
Weighted average number of common shares outstanding:
Basic	22,330,740	22,174,256	22,289,500	22,138,908
Diluted	22,351,981	22,194,214	22,310,731	22,158,650
Earnings per common share:
Basic	$0.58	$0.65	$0.60	$0.72
Diluted	$0.57	$0.64	$0.59	$0.71
Cash dividends declared and paid per share	$0.22	$0.22	$0.45	$0.44
Comprehensive income	$14,025	$14,608	$13,754	$16,196

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2015	2014
	(unaudited)

Operating activities

Net income	$13,487	$16,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,123	4,574
Inventory step up of acquired business included in cost of sales	1,956	-
Amortization of deferred financing costs and debt discount	335	379
Loss recognized on assets held for sale	-	67
Stock-based compensation	1,981	1,597
Provision for losses on accounts receivable	113	114
Deferred income taxes	3,918	2,819
Earnout liability	394	273
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(805)	(9,070)
Inventories	(17,493)	(10,602)
Prepaid and other assets and refundable income taxes paid	(339)	2,459
Accounts payable	848	(2,237)
Accrued expenses and other current liabilities	1,242	7,579
Benefit obligations and other long-term liabilities	(1,329)	(1,863)
Net cash provided by operating activities	10,431	12,257
Investing activities
Capital expenditures	(3,284)	(2,605)
Proceeds from sale of assets held for sale	-	1,018
Acquisition of business	(7,931)	—
Net cash used in investing activities	(11,215)	(1,587)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(27)	(97)
Dividends paid	(10,085)	(9,791)
Net repayments of revolver borrowings	-	(13,000)
Repayment of long-term debt	(950)	(575)
Net cash used in financing activities	(11,062)	(23,463)
Change in cash and cash equivalents	(11,846)	(12,793)
Cash and cash equivalents at beginning of period	24,195	19,864
Cash and cash equivalents at end of period	$12,349	$7,071

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

We operate as a single business segment.

Certain reclassifications have been made to the prior period financial statements to conform to the 2015 presentation.    Loss recognized on assets held for sale has been combined with selling, general, and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.   Deferred compensation has been combined with other long-term liabilities on the Consolidated Balance Sheet.  Deferred compensation has been combined with benefit obligations and other long-term liabilities on the Consolidated Statements of Cash Flows.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of June  30, 2015 and the consolidated statements of operations and comprehensive income for the three and six months ended June  30,  2015 and 2014 and cash flows for the six months ended June  30,  2015 and 2014 have been prepared by the Company and have not been audited.

The Company is a counterparty to interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and London Interbank Offered Rate (“LIBOR”) plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%). The negative fair value of the interest rate swap, net of tax, of ($28) at June  30,  2015 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. Additionally, other comprehensive income includes the net income of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  For further disclosure, refer to Note 14 to the Unaudited Consolidated Financial Statements.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2015	2014
Assets:
Interest rate swaps (a)	$93	$-
Other long-term assets (b)	2,590	1,725

Total Assets	$2,683	$1,725

Liabilities:
Interest rate swaps (a)	$137	$-
Long term debt (c)	187,754	187,160
Earnout - TrynEx (d)	2,032	1,987
Earnout - Henderson (e)	714	600
Total Liabilities	$190,637	$189,747

(a)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $137 and $93 at June 30, 2015 are included in accrued expenses and other current liabilities and other long-term assets, respectively.

(b) Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

(c)  The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is a Level 2 input for all periods presented. Meanwhile, long-term debt is recorded at carrying amount, net of discount, as disclosed on the face of the balance sheet.

(d)  Included in accrued expenses and other current liabilities in the amount of $2,032 at June 30, 2015 is an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of substantially all of the assets of TrynEx, Inc. (“TrynEx”).  The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return.  See reconciliation of liability included below:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2015	2014	2014

Beginning Balance	$2,032	$1,987	$3,587	$3,587
Additions	—	—	—	—
Adjustments to fair value	—	313	—	—
Payment to former owners	—	(268)	—	—
Ending balance	$2,032	$2,032	$3,587	$3,587

(e)  Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $272 and $442, respectively, at June  30, 2015 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).    Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2015

Beginning Balance	$635	$600
Additions	—	—
Adjustments to fair value	96	192
Payment to former owners	(17)	(78)
Ending balance	$714	$714

3.Inventories

Inventories consist of the following:

	June 30,	December 31,
	2015	2014

Finished goods and work-in-process	$50,981	$38,906
Raw material and supplies	12,804	9,342
	$63,785	$48,248

4.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2015	2014

Land	$1,500	$1,500
Land improvements	2,304	2,292
Leasehold Improvements	632	499
Buildings	22,408	21,918
Machinery and equipment	31,874	31,780
Furniture and fixtures	10,220	10,070
Mobile equipment and other	2,262	1,999
Construction-in-process	3,841	1,930
Total property, plant and equipment	75,041	71,988
Less accumulated depreciation	(36,527)	(34,442)
Net property, plant and equipment	$38,514	$37,546

5.Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2015	2014

Term Loan, net of debt discount of $1,764 and $1,900 at June 30, 2015 and December 31, 2014, respectively	$187,286	$188,100
Less current maturities	1,629	1,629
	$185,657	$186,471

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

The revolving credit facility (the “Revolving Credit Agreement”) provides that the Company has the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.50% to 2.00% per annum, depending on the utilization of the facility, plus the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate (as defined by the Revolving Credit Agreement) or (ii) a margin ranging from 0.50% to

1.00% per annum, depending on the utilization of the facility, plus the greatest of (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Revolving Credit Agreement is December 31, 2019, and the Company’s term loan amortizes in nominal amounts quarterly with the balance payable on December 31, 2021.

The term loan was issued at a $1,900 discount which is being amortized over the term of the term loan.

At June 30,  2015, the Company had no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $92,079.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At June  30, 2015, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of June 30, 2015, the Company was not required to make an excess cash flow payment.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at June 30, 2015 was $44, of which $137 and $93 are included in accrued expenses and other current liabilities and other long-term assets on the Consolidated Balance Sheet, respectively.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	June 30,	December 31,
	2015	2014

Payroll and related costs	$5,264	$3,860
Employee benefits	5,686	7,716
Accrued warranty	5,641	6,279
Amounts due to sellers	3,887	11,824
Other	4,785	3,991
	$25,263	$33,670

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

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Balance at the beginning of the period	$5,188	$2,930	$6,279	$3,808
Warranty provision	1,133	1,359	1,781	1,818
Claims paid/settlements	(680)	(655)	(2,419)	(1,992)
Balance at the end of the period	$5,641	$3,634	$5,641	$3,634

8.Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Component of net periodic pension cost:
Service cost	$64	$54	$128	$108
Interest cost	372	374	744	748
Expected return on plan assets	(407)	(408)	(814)	(816)
Amortization of net loss	255	51	510	102
Net periodic pension cost	$284	$71	$568	$142

The Company estimates its total required minimum contributions to its pension plans in 2015 will be $1,126.  Through June 30, 2015, the Company has made $476 of cash contributions to the pension plans versus $807 through the same period in 2014.

Components of net periodic other postretirement benefit cost (gain) consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Component of periodic other postretirement benefit cost (gain):
Service cost	$57	$40	$114	$79
Interest cost	64	53	128	107
Amortization of net gain	(17)	(100)	(34)	(199)
Net periodic other postretirement benefit cost (gain)	$104	$(7)	$208	$(13)

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

`

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Basic earnings per common share
Net income	$13,104	$14,593	$13,487	$16,168
Less income allocated to participating securities	186	221	191	242
Net income allocated to common shareholders	$12,918	$14,372	$13,296	$15,926
Weighted average common shares outstanding	22,330,740	22,174,256	22,289,500	22,138,908
	$0.58	$0.65	$0.60	$0.72

Earnings per common share assuming dilution
Net income	$13,104	$14,593	$13,487	$16,168
Less income allocated to participating securities	186	221	191	242
Net income allocated to common shareholders	$12,918	$14,372	$13,296	$15,926
Weighted average common shares outstanding	22,330,740	22,174,256	22,289,500	22,138,908
Incremental shares applicable to stock based compensation	21,241	19,958	21,231	19,742
Weighted average common shares assuming dilution	22,351,981	22,194,214	22,310,731	22,158,650
	$0.57	$0.64	$0.59	$0.71

10.Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of June  30, 2015,  37,240 shares of common stock are reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  All outstanding options are fully vested.  All options expire 10 years from the date of grant. No further awards are permitted to be issued under the A&R 2004 Plan.

There were no stock options exercised with respect to the Company’s stock under the A&R 2004 Plan for the three months and six months ended  June  30, 2015.    There were no stock options exercised with respect to the Company’s stock under the A&R 2004 Plan for the three months and six months ended June 30, 2014.

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

Restricted Stock Awards

A summary of restricted stock activity for the six months ended June 30, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2014	85,021	$13.02	0.51	years
Granted	-	-	-
Vested	70,320	$12.65
Cancelled and forfeited	—	—

Unvested at June 30, 2015	14,701	$14.78	0.50	years

Expected to vest in the future at June 30, 2015	14,172	$14.78	0.50	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $107 and $272 of compensation expense related to restricted stock awards granted for the three and six months ended June  30, 2015, respectively.  The Company recognized $231 and $451 of compensation expense related to restricted stock awards granted for the three and six months ended June 30, 2014.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of June 30, 2015 was approximately $105 and is expected to be recognized over a weighted average period of 0.50 years.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2015 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $22.63. The Company recognized $402 and $529 of compensation expense related to the awards in the three and six months ended June  30, 2015, respectively.   The Company recognized $163 and $212 of compensation expense related to the awards in the three and six months ended June 30, 2014, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2015, expected to be earned through the requisite service period was approximately $1,163 and is expected to be recognized through 2018.

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

A summary of RSU activity for the six months ended June  30, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2014	81,623	$15.05	1.09	years
Granted	116,141	$18.72	0.61	years
Vested	(103,157)	$17.22
Cancelled and forfeited	(1,882)	$15.82

Unvested at June 30, 2015	92,725	$17.24	0.90	years

Expected to vest in the future at June 30, 2015	89,387	$17.24	0.90	years

The Company recognized $348 and $1,180 of compensation expense related to the RSU awards in the three and six months ended June 30, 2015.  The Company recognized $181 and $934 of compensation expense related to the RSU awards in the three and six months ended June 30, 2014.  The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of June  30, 2015, expected to be earned through the requisite service period was approximately $841 and is expected to be recognized through 2018.

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

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 37.5% and 34.9% for the three months ended June 30, 2015 and 2014, respectively.  The Company’s effective tax rate was 37.4% and 34.7% for the six months ended June 30, 2015 and 2014, respectively.  The effective tax rate for the three and six months ended June  30, 2015 is higher than the corresponding period in 2014 due to the Company generating additional state tax liabilities following the acquisition of Henderson.

13.   Acquisition

On December 31, 2014, the Company acquired by merger all of the outstanding common stock of Henderson for the purpose of expanding its current market presence in the snow and ice segment. Total consideration was $98,676 including a working capital adjustment of $4,688.  The Company paid the former shareholders of Henderson $4,141 of the working capital adjustment in the six months ended June 30, 2015 and, as of June  30, 2015 and December 31, 2014 had an outstanding amount payable to a former Henderson shareholder. The outstanding amount payable to the former Henderson shareholder was $3,887 and $3,340 at June  30, 2015 and December 31, 2014, respectively and is included in accrued expenses and other current liabilities.  As required by the merger agreement, the Company also paid the sellers $3,790 in cash that was acquired at December 31, 2014 in the six months ended June  30, 2015. The acquisition was financed by amending the Company’s senior credit facilities, which are described above in Note 5 and through the use of on hand cash.  The Company did not incur any transaction expenses related to this acquisition in the three or six months ended June  30, 2014.

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

The following unaudited pro forma information presents the consolidated results of operations of the Company and Henderson for the three and six months ended June 30, 2014, as if the acquisition had occurred on January 1, 2014, with pro forma adjustments to give effect to amortization of intangible assets, depreciation of fixed assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Net sales	$105,553	$161,005
Net income	$14,704	$15,298
Earnings per common share assuming dilution attributable to common shareholders	$0.65	$0.68

This information is presented for information purposes only and is not necessarily indicative of what the Company’s results of operations would have been had the acquisition been in effect for the periods presented or future results.

14.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2015 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2014	$-	$807	$(6,835)	$(6,028)
Other comprehensive loss before reclassifications	(28)	—	—	(28)
Amounts reclassified from accumulated other comprehensive loss: (1)	-	(21)	316	295
Balance at June 30, 2015	$(28)	$786	$(6,519)	$(5,761)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(34)
Tax expense	13
Reclassification net of tax	$(21)
Amortization of pension items:
Actuarial losses (a)	510
Tax benefit	(194)
Reclassification net of tax	$316
(a) – These components are included in the computation of benefit plan costs in Note 8.

Changes to accumulated other comprehensive loss by component for the six months ended June  30, 2014 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2013	$(184)	$2,234	$(2,912)	$(862)
Other comprehensive loss before reclassifications	(2)	-	-	(2)
Amounts reclassified from accumulated other comprehensive loss: (1)	90	(123)	63	30
Balance at June 30, 2014	$(96)	$2,111	$(2,849)	$(834)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(199)
Tax expense	76
Reclassification net of tax	$(123)
Amortization of pension items:
Actuarial losses (a)	102
Tax benefit	(39)
Reclassification net of tax	$63
Realized losses on interest rate swaps reclassified to interest expense	145
Tax benefit	(55)
Reclassification net of tax	$90

(a)	These components are included in the computation of benefit plan costs in Note 8.

15.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest’ (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs are currently required to be capitalized and presented in the balance sheet as deferred charges or assets. The recognition and measurement for debt issuance costs are not affected by ASU No. 2015-03. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company has recognized these types of costs related to its 2014 Credit Facilities which will be reclassified from other assets to long-term debt liabilities when the Company adopts ASU No. 2015-03.

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

Results of Operations

Overview

The following table sets forth, for the three and six months ended June  30, 2015 and 2014, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June  30, 2015 and 2014 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$107,143	$88,225	$161,033	$124,621
Cost of sales	70,133	53,810	107,586	76,081
Gross profit	37,010	34,415	53,447	48,540
Selling, general, and administrative expense	11,304	8,481	22,721	16,818
Intangibles amortization	1,904	1,454	3,807	2,909
Income from operations	23,802	24,480	26,919	28,813
Interest expense, net	(2,779)	(1,998)	(5,233)	(3,970)
Other expense, net	(69)	(65)	(129)	(83)
Income before taxes	20,954	22,417	21,557	24,760
Income tax expense	7,850	7,824	8,070	8,592
Net income	$13,104	$14,593	$13,487	$16,168

The following table sets forth for the three and six months ended June 30, 2015 and 2014, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.5%	61.0%	66.8%	61.0%
Gross profit	34.5%	39.0%	33.2%	39.0%
Selling, general, and administrative expense	10.6%	9.5%	14.1%	13.5%
Intangibles amortization	1.9%	1.7%	2.4%	2.3%
Income from operations	22.2%	27.8%	16.7%	23.2%
Interest expense, net	(2.6)%	(2.3)%	(3.2)%	(3.1)%
Other expense, net	(0.0)%	-%	(0.1)%	(0.1)%
Income before taxes	19.6%	25.5%	13.4%	20.0%
Income tax expense	7.3%	8.9%	5.0%	6.9%
Net income	12.3%	16.6%	8.4%	13.1%

The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and six months ended June  30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Equipment	88%	88%	84%	80%
Parts and accessories	12%	12%	16%	20%

Net Sales

Net sales were $107.1 million for the three months ended June  30, 2015 compared to $88.2 million in the three months ended June  30, 2014, an increase of $18.9 million, or 21.4%. Net sales were $161.0 million for the six months ended June 30, 2015 compared to $124.6 million in the six months ended June 30, 2104, an increase of $36.4 million or 29.2%.   The increase in net sales for the three and six months ended June  30, 2015 was attributable to $20.6 million and $40.5 million in sales at Henderson, respectively, which was acquired on December 31, 2014.   Due to sales of snow and ice control equipment at Henderson, overall sales of snow and ice control equipment increased for both the three and six months ended June 30, 2015 by 22.1% and 35.5%, respectively, compared to the corresponding periods in 2014.  Due to the sales of parts and accessories at Henderson, parts and accessories sales increased by 16.4%  and 4.5% for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in 2014.  The decline in sales of non-Henderson products for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was due to decreases in snowfall levels across many of our core markets in the 2014 through 2015 snow season as compared to the 2013 through 2014 record snow season.    Additionally, contributing to the decrease was the timing of a record number of new product releases which will commence shipping in the third quarter of 2015.

Cost of Sales

Cost of sales was $70.1 million for the three months ended June  30, 2015 compared to $53.8 million for the three months ended June  30, 2014,  an increase of $16.3 million, or 30.3%.  Cost of sales was $107.6 million for the six months ended June 30, 2015 compared to $76.1 million for the six months ended June 30, 2014, an increase of $31.5 million, or 41.4%. The increase in cost of sales for the three and six months ended June  30, 2015 compared to the corresponding periods in 2014 was driven by $16.2 million and $32.9 million in cost attributable to the $20.6 million and $40.5 million in sales at Henderson as discussed above under “—Net Sales” for the three and six months ended June 30, 2015, respectively.  The Company experienced higher cost of sales as a percent of sales of 65.5% for the three-month period ended June  30, 2015 compared to 61.0% for the three month period ended June  30, 2014.   The Company experienced higher cost of sales as a percent of sales of 66.8% for the six month period ended June 30, 2015 compared to 61.0% for the six month period ended June 30, 2014.   The increases in cost of sales as a percentage of sales was due to higher cost of sales as a percentage of sales for Henderson products.    In addition, the cost of sales as a percentage of sales for the six months ended June 30, 2015 includes a  $2.0 million fair value purchase accounting write up of inventory that was sold during the period.  As a percentage of cost of sales, fixed and variable costs were approximately 16% and 84%, respectively, for the three months ended June 30, 2015 versus approximately 13% and 87%, respectively, for the three months ended June 30, 2014 and approximately 17% and 83%, respectively, for the six months ended June 30, 2015 versus approximately 14% and 86%, respectively, for the six months ended June 30, 2014.

Gross Profit

Gross profit was $37.0 million for the three months ended June  30, 2015 compared to $34.4 million in the three months ended June  30, 2014, an increase of $2.6 million, or 7.6%.  Gross profit was $53.4 million for the six months ended June 30, 2015 compared to $48.5 million in the six months ended June 30, 2014, an increase of $4.9 million, or 10.1%.  Gross profit increased for the three and six month periods due to the sale of Henderson products.  As a percentage of net sales, gross profit decreased from 39.0% for the three months ended June  30, 2014 to 34.5% for the corresponding period in 2015.  As a percentage of net sales, gross profit decreased from 39.0% for the six months ended June 30, 2014 to 33.2% for the corresponding period in 2015.  The reasons for the decrease in gross profit as a percentage of net sales are the same as those relating to the increase in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $13.2 million for the three months ended June 30, 2015, compared to $9.9 million for the three months ended June 30, 2014, an increase of $3.3 million, or 33.3%.  The increase compared to 2014 was mostly due to expenses related to ongoing operations at Henderson of $2.4 million.  Intangible amortization expense increased $0.4 million due to additional intangible

assets created as a result of the Henderson acquisition.    The remainder of the increase is due to the timing of advertising and promotional expenses resulting from the record number of new product launches in the three months ended June 30, 2015.    Selling, general and administrative expenses, including intangibles amortization, were $26.5 million for the six months ended June 30, 2015, compared to $19.7 million for the six months ended June 30, 2014, an increase of $6.8 million, or 34.5%.  The increase compared to 2014 was mostly due to expenses related to ongoing operations at Henderson of $5.0 million.  Intangible amortization expense increased $0.9 million due to additional intangible assets created as a result of the Henderson acquisition.    The remainder of the increase was due to the timing of advertising and promotional expenses resulting from the record number of new product launches in the six months ended June 30, 2015.

Interest Expense

Interest expense was $2.8 million for the three months ended June 30, 2015 which was higher than the $2.0 million incurred in the same period in the prior year.    Interest expense was $5.2 million for the six months ended June 30, 2015 which was higher than the $4.0 million incurred in the same period in the prior year.  Interest expense increased due to modifications made to the Company’s existing term loan facility in connection with the financing of the Henderson acquisition.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 37.5% and 34.9% for the three months ended June 30, 2015 and 2014, respectively.  The Company’s effective tax rate was 37.4% and 34.7% for the six months ended June 30, 2015 and 2014, respectively.  The effective tax rate for the three and six months ended June 30, 2015 is higher than the corresponding periods in 2014 due to the Company generating additional state tax liabilities following the acquisition of Henderson.

Net Income

Net income for the three months ended June  30, 2015 was $13.1 million compared to net income of $14.6 million for the corresponding period in 2014, a decrease in net income of $1.5 million.  Net income for the six months ended June 30, 2015 was $13.5 million compared to net income of $16.2 million for the corresponding period in 2014, a decrease in net income of $2.7 million.  The decrease in net income for the three and six months ended June 30, 2015 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “ — Selling, General and Administrative Expense”.  As a percentage of net sales, net income was 12.3% for the three months ended June 30, 2015 compared to 16.6% for the three months ended June 30, 2014.  As a percentage of net sales, net income was 8.4% for the six months ended June 30, 2015 compared to 13.1% for the six months ended June 30, 2014.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June  30, 2015 was $28.1 million compared to $27.8 million in the corresponding period in 2014, an increase of $0.3 million.  Adjusted EBITDA for the six months ended June 30, 2015 was $37.7 million compared to $36.1 million in the corresponding period in 2014, an increase of $1.6 million. For the three and six month periods ended June 30, 2015 the increase in Adjusted EBITDA is attributable to the increase in unit sales of snow and ice control equipment and parts and accessories resulting from Henderson product sales in 2015.

Free Cash Flow

Free cash flow for the three months ended June  30, 2015 was ($2.9) million compared to $0.7 million in the corresponding period in 2014, a decrease in cash provided of $3.6 million.  The decrease in free cash flow is primarily a result of lower cash provided by operating activities of $2.9 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment increased from $1.3 million for the three months ended June  30, 2014 to $2.0 million for the three months ended June 30, 2015.  Free cash flow for the six months ended June 30, 2015 was $7.1 million compared to $9.7 million in the corresponding period in 2014, a decrease in cash provided of $2.5 million. The decrease in free cash flow is primarily a result of lower cash provided by operating activities of $1.8 million, as discussed below under “Liquidity and Capital Resources.” Meanwhile, acquisitions of property and equipment increased from $2.6 million for the six months ended June 30, 2014 to $3.3 million for the six months ended June, 30, 2015.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Net cash provided by operating activities	$(895)	$2,033	$10,431	$12,257
Acquisition of property and equipment	(2,030)	(1,315)	(3,284)	(2,605)
Free cash flow	$(2,925)	$718	$7,147	$9,652

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June  30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$13,104	$14,593	$13,487	$16,168

Interest expense - net	2,779	1,998	5,233	3,970
Income tax expense	7,850	7,824	8,070	8,592
Depreciation expense	1,164	841	2,316	1,665
Amortization	1,904	1,454	3,807	2,909
EBITDA	26,801	26,710	32,913	33,304

Stock based compensation expense	857	575	1,981	1,597
Purchase accounting (1)	162	137	2,350	273
Other charges (2)	237	388	421	899
Adjusted EBITDA	$28,057	$27,810	$37,665	$36,073

(1)

Reflects $96 and $66 in earn out compensation expense related to Henderson and TrynEx, respectively, in the three months ended June 30, 2015.   Reflects $192 and $1,956 in earn out compensation expense related to Henderson and inventory step up related to Henderson included in cost of sales in the six months ended June 30, 2015, respectively.   Reflects $202 in earnout compensation expense related to TrynEx in the six months ended June 30, 2015.  Reflects $137 and $273 in earnout compensation expense related to TrynEx in the three and six months ended June 30, 2014, respectively.

(2)

Reflects expenses of $237 and $388 for one time, unrelated legal and consulting fees for the three months ended June 30, 2015 and June 30, 2014, respectively. Reflects expenses of $421 and $899 for one time, unrelated legal and consulting fees for the six months ended June 30, 2015 and June 30, 2014, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest’ (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs are currently required to be capitalized and presented in the balance sheet as deferred charges or assets. The recognition and measurement for debt issuance costs are not affected by ASU No. 2015-03. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company has recognized these types of costs related to its 2014 Credit Facilities which will be reclassified from other assets to long-term debt liabilities when the Company adopts ASU No. 2015-03.

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

As of June  30, 2015, we had $104.4 million of total liquidity, comprised of $12.3 million in cash and cash equivalents and borrowing availability of $92.1 million under our revolving credit facility, compared with total liquidity as of December 31, 2014 of approximately $99.3 million, comprised of approximately $24.2 million in cash and cash equivalents and borrowing availability of approximately $75.1 million under our revolving credit facility.  The increase in our total liquidity from December 31, 2014 is primarily due to working capital needs being more than offset by an increase in our borrowing base.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at June  30, 2015, December 31, 2014 and June  30, 2014.

	As of
	June 30,	December 31,	June 30,
	2015	2014	2014
Cash and cash equivalents	$12,349	$24,195	$7,071
Inventories	63,785	48,248	38,579

We had cash and cash equivalents of $12.3 million at June  30, 2015 compared to cash and cash equivalents of $24.2 million and $7.1 million at December 31, 2014 and June 30, 2014, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows (in thousands)	2015	2014	Change	Change

Net cash provided by operating activities	$10,431	$12,257	$(1,826)	(14.9)%
Net cash used in investing activities	(11,215)	(1,587)	(9,628)	606.7%
Net cash used in financing activities	(11,062)	(23,463)	12,401	(52.9)%
Decrease in cash	$(11,846)	$(12,793)	$947	(7.4)%

Net cash provided by operating activities decreased $1.8 million from the six months ended June  30, 2014 to the six months ended June  30, 2015.  The decrease in cash provided by operating activities was due to a $2.3 million increase in net income adjusted for reconciling items which was more than offset by unfavorable changes in working capital of $4.1 million.

Net cash used in investing activities increased $9.6 million for the six months ended June  30, 2015, compared to the corresponding period in 2014.  This increase was primarily due to the $7.9 million cash payments that occurred in the six months ended June  30, 2015 related to the acquisition of Henderson.      Additionally contributing to the increase in cash used was an increase in acquisitions of property and equipment from $2.6 million for the six months ended June 30, 2014 to $3.3 million for the six months ended June, 30, 2015.

Net cash used in financing activities decreased $12.4 million for the six months ended June  30, 2015 compared to the corresponding period in 2014.  The decrease in cash used in financing activities was primarily a result of the repayment of $13.0 million outstanding on our revolving credit facility during the six months ended June 30, 2014 while we did not make any payments in the six months ending June  30, 2015 as we had no outstanding borrowings on our revolving credit facility at December 31, 2014.

Contractual Obligations

There have been no material changes to our contractual obligations in the six months ended June 30, 2015.

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

As of June 30, 2015, we had outstanding borrowings under our term loan of $187.3 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June  30,  2015 by $0.1 million, $0.4 million and $0.6 million, respectively. We entered into three interest rate swap agreements with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  We have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  As of June  30, 2015, we had no outstanding borrowings under our revolving credit facility.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 13.7%  and 16.7%  for the three and six months ended June 30, 2015,  respectively, compared to 11.4%  and 15.7% for the three and six months ended June  30, 2014, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June  30, 2015, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June  30, 2015, filed on August 4, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: August 4, 2015

Exhibit Index to Form 10-Q for the Period Ended June  30, 2015

Exhibit Numbers	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June  30, 2015, filed on August 4, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.