Form 10-Q
period 2015-09-30
DOUGLAS DYNAMICS, INC
filed 2015-11-03
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,  2015

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

Number of shares of registrant’s common shares outstanding as of November 3,  2015 was 22,387,797.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$3,873	$24,195
Accounts receivable, net	118,538	60,918
Inventories	55,245	48,248
Deferred income taxes	5,829	7,004
Prepaid and other current assets	2,104	2,156
Total current assets	185,589	142,521
Property, plant, and equipment, net	41,073	37,546
Goodwill	160,661	160,962
Other intangible assets, net	129,399	135,009
Deferred financing costs, net	2,487	2,485
Other long-term assets	2,634	1,920
Total assets	$521,843	$480,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,467	$9,753
Accrued expenses and other current liabilities	24,773	33,670
Income taxes payable	3,169	642
Short term borrowings	27,000	-
Current portion of long-term debt	1,629	1,629
Total current liabilities	70,038	45,694
Retiree health benefit obligation	7,036	6,774
Pension obligation	11,831	12,316
Deferred income taxes	51,754	49,853
Long-term debt, less current portion	185,250	186,471
Other long-term liabilities	6,645	6,046
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,387,797 and 22,282,628 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	224	223
Additional paid-in capital	141,091	138,268
Retained earnings	54,730	40,826
Accumulated other comprehensive loss, net of tax	(6,756)	(6,028)
Total stockholders’ equity	189,289	173,289
Total liabilities and stockholders’ equity	$521,843	$480,443

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net sales	$120,565	$78,836	$281,598	$203,457
Cost of sales	79,700	49,746	187,286	125,827
Gross profit	40,865	29,090	94,312	77,630
Selling, general, and administrative expense	12,506	9,006	35,227	25,824
Intangibles amortization	1,803	1,439	5,610	4,348
Income from operations	26,556	18,645	53,475	47,458
Interest expense, net	(2,824)	(2,037)	(8,057)	(6,007)
Other expense, net	(60)	(53)	(189)	(136)
Income before taxes	23,672	16,555	45,229	41,315
Income tax expense	8,124	5,793	16,194	14,385
Net income	$15,548	$10,762	$29,035	$26,930
Less net income attributable to participating securities	214	155	405	397
Net income attributable to common shareholders	$15,334	$10,607	$28,630	$26,533
Weighted average number of common shares outstanding:
Basic	22,362,787	22,197,609	22,314,198	22,158,690
Diluted	22,373,351	22,218,052	22,330,095	22,178,688
Earnings per common share:
Basic	$0.69	$0.48	$1.28	$1.20
Diluted	$0.68	$0.47	$1.27	$1.19
Cash dividends declared and paid per share	$0.22	$0.22	$0.67	$0.65
Comprehensive income	$14,553	$10,778	$28,307	$26,974

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
	(unaudited)

Operating activities

Net income	$29,035	$26,930
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,193	6,885
Inventory step up of acquired business included in cost of sales	1,956	-
Amortization of deferred financing costs and debt discount	502	569
Loss recognized on assets held for sale	-	67
Stock-based compensation	2,740	2,143
Provision for losses on accounts receivable	170	171
Deferred income taxes	3,219	4,124
Earnout liability	556	810
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(57,790)	(54,397)
Inventories	(8,954)	(8,441)
Prepaid and other assets	(962)	1,866
Accounts payable	3,714	(2,742)
Accrued expenses and other current liabilities	5,607	6,188
Benefit obligations and other long-term liabilities	(908)	(2,306)
Net cash used in operating activities	(11,922)	(18,133)
Investing activities
Capital expenditures	(7,110)	(3,310)
Proceeds from sale of assets held for sale	-	1,018
Acquisition of business	(11,818)	—
Net cash used in investing activities	(18,928)	(2,292)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(27)	(97)
Proceeds from exercise of stock options	111	-
Dividends paid	(15,131)	(14,690)
Net revolver borrowings	27,000	20,500
Repayment of long-term debt	(1,425)	(863)
Net cash provided by financing activities	10,528	4,850
Change in cash and cash equivalents	(20,322)	(15,575)
Cash and cash equivalents at beginning of period	24,195	19,864
Cash and cash equivalents at end of period	$3,873	$4,289

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

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of September 30, 2015 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30,  2015 and 2014 and cash flows for the nine months ended September 30,  2015 and 2014 have been prepared by the Company and have not been audited.

The Company is a counterparty to interest-rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates. The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and London Interbank Offered Rate (“LIBOR”) plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%). The negative fair value of the interest rate swap, net of tax, of ($1,170) at September 30,  2015 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. Additionally, other comprehensive income includes the net income of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  For further disclosure, refer to Note 14 to the Unaudited Consolidated Financial Statements.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2015	2014
Assets:
Other long-term assets (a)	$2,437	$1,725

Total Assets	$2,437	$1,725

Liabilities:
Interest rate swaps (b)	$1,888	$-
Long term debt (c)	186,412	187,160
Earnout - TrynEx (d)	2,032	1,987
Earnout - Henderson (e)	798	600
Total Liabilities	$191,130	$189,747

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $212 and $1,676 at September 30, 2015 are included in accrued expenses and other current liabilities and other long-term liabilities, respectively.

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

(d)  Included in accrued expenses and other current liabilities in the amount of $2,032 at September 30, 2015 is an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of substantially all of the assets of TrynEx, Inc. (“TrynEx”).  The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return.  See reconciliation of liability included below:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2015	2014	2014

Beginning Balance	$2,032	$1,987	$3,587	$3,587
Additions	—	—	—	—
Adjustments to fair value	—	313	400	400
Payment to former owners	—	(268)	—	—
Ending balance	$2,032	$2,032	$3,987	$3,987

(e)  Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $356 and $442, respectively, at September 30, 2015 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).    Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015

Beginning Balance	$714	$600
Additions	—	—
Adjustments to fair value	95	287
Payment to former owners	(11)	(89)
Ending balance	$798	$798

3.Inventories

Inventories consist of the following:

	September 30,	December 31,
	2015	2014

Finished goods and work-in-process	$42,086	$38,906
Raw material and supplies	13,159	9,342
	$55,245	$48,248

4.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2015	2014

Land	$1,500	$1,500
Land improvements	2,999	2,292
Leasehold Improvements	643	499
Buildings	22,862	21,918
Machinery and equipment	33,931	31,780
Furniture and fixtures	10,577	10,070
Mobile equipment and other	2,253	1,999
Construction-in-process	3,949	1,930
Total property, plant and equipment	78,714	71,988
Less accumulated depreciation	(37,641)	(34,442)
Net property, plant and equipment	$41,073	$37,546

5.Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2015	2014

Term Loan, net of debt discount of $1,696 and $1,900 at September 30, 2015 and December 31, 2014, respectively	$186,879	$188,100
Less current maturities	1,629	1,629
	$185,250	$186,471

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

At September 30,  2015, the Company had outstanding borrowings on the Revolving Credit Agreement of $27,000 and remaining borrowing availability of $72,440.  There were no outstanding borrowings on the Revolving Line of Credit at December 31, 2014.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At September 30, 2015, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of September 30, 2015, the Company was not required to make an excess cash flow payment.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at September 30, 2015 was $1,888, of which $212 and $1,676 are included in accrued expenses and other current liabilities and other long-term  liabilities on the Consolidated Balance Sheet, respectively.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	September 30,	December 31,
	2015	2014

Payroll and related costs	$8,418	$3,860
Employee benefits	4,016	7,716
Accrued warranty	6,628	6,279
Amounts due to sellers	-	11,824
Other	5,711	3,991
	$24,773	$33,670

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

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Balance at the beginning of the period	$5,641	$3,634	$6,279	$3,808
Warranty provision	1,475	1,313	3,256	3,132
Claims paid/settlements	(488)	(211)	(2,907)	(2,204)
Balance at the end of the period	$6,628	$4,736	$6,628	$4,736

8.Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three months ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Component of net periodic pension cost:
Service cost	$64	$54	$192	$162
Interest cost	372	374	1,116	1,122
Expected return on plan assets	(407)	(408)	(1,221)	(1,224)
Amortization of net loss	255	51	765	153
Net periodic pension cost	$284	$71	$852	$213

The Company estimates its total required minimum contributions to its pension plans in 2015 will be $775.  Through September 30, 2015, the Company has made $572 of cash contributions to the pension plans versus $1,108 through the same period in 2014.

Components of net periodic other postretirement benefit cost (gain) consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Component of periodic other postretirement benefit cost (gain):
Service cost	$57	$40	$171	$119
Interest cost	64	53	192	160
Amortization of net gain	(17)	(100)	(51)	(299)
Net periodic other postretirement benefit cost (gain)	$104	$(7)	$312	$(20)

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

`

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Basic earnings per common share
Net income	$15,548	$10,762	$29,035	$26,930
Less income allocated to participating securities	214	155	405	397
Net income allocated to common shareholders	$15,334	$10,607	$28,630	$26,533
Weighted average common shares outstanding	22,362,787	22,197,609	22,314,198	22,158,690
	$0.69	$0.48	$1.28	$1.20

Earnings per common share assuming dilution
Net income	$15,548	$10,762	$29,035	$26,930
Less income allocated to participating securities	214	155	405	397
Net income allocated to common shareholders	$15,334	$10,607	$28,630	$26,533
Weighted average common shares outstanding	22,362,787	22,197,609	22,314,198	22,158,690
Incremental shares applicable to stock based compensation	10,564	20,443	15,897	19,998
Weighted average common shares assuming dilution	22,373,351	22,218,052	22,330,095	22,178,688
	$0.68	$0.47	$1.27	$1.19

10.Employee Stock Plans

Amended and Restated 2004 Stock Incentive Plan

As of September 30, 2015,  no additional shares of common stock were reserved for issuance upon the exercise of outstanding options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).  No further awards are permitted to be issued under the A&R 2004 Plan.

There were 26,350 stock options exercised with respect to the Company’s stock under the A&R 2004 Plan during both the three months and nine months ended  September 30, 2015.    The option holder paid the Company the required aggregate exercise price of $111 for options exercised at the time of exercise.   Stock options were previously expensed over the vesting period and therefore no additional expense was recorded at the time of exercise. There were no stock options exercised with respect to the Company’s stock under the A&R 2004 Plan for the three and nine months ended September 30, 2014.

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

Restricted Stock Awards

A summary of restricted stock activity for the nine months ended September 30, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2014	85,021	$13.02	0.51	years
Granted	-	-	-
Vested	70,320	$12.65
Cancelled and forfeited	—	—

Unvested at September 30, 2015	14,701	$14.78	0.25	years

Expected to vest in the future at September 30, 2015	14,172	$14.78	0.25	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $52 and $325 of compensation expense related to restricted stock awards granted for the three and nine months ended September 30, 2015, respectively.  The Company recognized $215 and $660 of compensation expense related to restricted stock awards granted for the three and nine months ended September 30, 2014, respectively.  The unrecognized compensation expense calculated under the fair value method for shares expected to vest as of September 30, 2015 was approximately $52 and is expected to be recognized over a weighted average period of 0.25 years.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2015 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $22.63. The Company recognized $396 and $925 of compensation expense related to the awards in the three and nine months ended September 30, 2015, respectively.   The Company recognized $171 and $390 of compensation expense related to the awards in the three and nine months ended September 30, 2014, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2015, expected to be earned through the requisite service period was approximately $767 and is expected to be recognized through 2018.

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

A summary of RSU activity for the nine months ended September 30, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2014	81,623	$15.05	1.09	years
Granted	116,141	$18.72	0.48	years
Vested	(131,504)	$16.43
Cancelled and forfeited	(1,882)	$15.82

Unvested at September 30, 2015	64,378	$17.29	0.97	years

Expected to vest in the future at September 30, 2015	62,060	$17.29	0.97	years

The Company recognized $311 and $1,490 of compensation expense related to the RSU awards in the three and nine months ended September 30, 2015, respectively.  The Company recognized $160 and $1,093 of compensation expense related to the RSU awards in the three and nine months ended September 30,  2014, respectively.  The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of September 30, 2015, expected to be earned through the requisite service period was approximately $544 and is expected to be recognized through 2018.

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

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 34.3% and 35.0% for the three months ended September 30, 2015 and 2014, respectively.  The Company’s effective tax rate was 35.8% and 34.8% for the nine months ended September 30, 2015 and 2014, respectively.  The effective tax rate for the three months ended September 30, 2015 is lower than the corresponding period in 2014 due to discrete period adjustments.  The effective tax rate for the nine months ended September 30, 2015 is higher than the corresponding period in 2014 due to the Company generating additional state tax liabilities following the acquisition of Henderson.

13.   Acquisition

On December 31, 2014, the Company acquired by merger all of the outstanding common stock of Henderson for the purpose of expanding its current market presence in the snow and ice segment. Total consideration was $98,511 including a working capital adjustment of $4,688.  The Company paid the former shareholders of Henderson $4,688 of the working capital adjustment in the nine months ended September 30, 2015 and as of December 31, 2014 had an outstanding amount payable to a former Henderson shareholder. The outstanding amount payable to the former Henderson shareholder was $3,340 at December 31, 2014 was included in accrued expenses and other current liabilities until it was paid to the former shareholder in the three and nine months ended September 30, 2015.  As required by the merger agreement, the Company also paid the sellers $3,790 in cash that was acquired at December 31, 2014 in the nine months ended September 30, 2015. The acquisition was financed by amending the Company’s senior credit facilities, which are described above in Note 5 and through the use of on hand cash.  The Company did not incur any transaction expenses related to this acquisition in the three or nine months ended September 30, 2014.

The following table summarizes the preliminary allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Cash and cash equivalents	$3,950
Accounts receivable	14,951
Inventories	16,308
Refundable income taxes paid	1,307
Deferred income taxes - current	625
Other current assets	876
Property and equipment	10,848
Goodwill	47,529
Intangible assets	17,390
Other assets - long term	74
Accounts payable and other current liabilities	(12,265)
Deferred income taxes - long term	(2,834)
Other liabilities - long term	(248)
Total	$98,511

The fair values of the assets acquired and liabilities assumed included in the table above are preliminary and subject to change as the Company assesses certain reserves.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Henderson for the three and nine months ended September 30, 2014, as if the acquisition had occurred on January 1, 2014, with pro forma adjustments to give effect to amortization of intangible assets, depreciation of fixed assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Net sales	$98,772	$259,777
Net income	$12,814	$28,112
Earnings per common share assuming dilution attributable to common shareholders	$0.55	$1.24

This information is presented for information purposes only and is not necessarily indicative of what the Company’s results of operations would have been had the acquisition been in effect for the periods presented or future results.

14.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2015 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2014	$-	$807	$(6,835)	$(6,028)
Other comprehensive loss before reclassifications	(1,170)	—	—	(1,170)
Amounts reclassified from accumulated other comprehensive loss: (1)	-	(32)	474	442
Balance at September 30, 2015	$(1,170)	$775	$(6,361)	$(6,756)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(51)
Tax expense	19
Reclassification net of tax	$(32)
Amortization of pension items:
Actuarial losses (a)	765
Tax benefit	(291)
Reclassification net of tax	$474
(a) – These components are included in the computation of benefit plan costs in Note 8.

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2014 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2013	$(184)	$2,234	$(2,912)	$(862)
Other comprehensive loss before reclassifications	(2)	-	-	(2)
Amounts reclassified from accumulated other comprehensive loss: (1)	136	(185)	95	46
Balance at September 30, 2014	$(50)	$2,049	$(2,817)	$(818)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(299)
Tax expense	114
Reclassification net of tax	$(185)
Amortization of pension items:
Actuarial losses (a)	153
Tax benefit	(58)
Reclassification net of tax	$95
Realized losses on interest rate swaps reclassified to interest expense	220
Tax benefit	(84)
Reclassification net of tax	$136

(a)	These components are included in the computation of benefit plan costs in Note 8.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest’ (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs are currently required to be capitalized and presented in the balance sheet as deferred charges or assets. The recognition and measurement for debt issuance costs are not affected by ASU No. 2015-03. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company has recognized these types of costs related to its senior credit facilities which will be reclassified from other assets to long-term debt liabilities when the Company adopts ASU No. 2015-03.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix) our inability to protect or continue to build our intellectual property portfolio; (x) the effects of laws and regulations and their interpretations on our business and financial condition; (xi) our inability to develop new products or improve upon existing products in response to end-user needs; (xii) losses due to lawsuits arising out of personal injuries associated with our products; (xiii) factors that could impact the future declaration and payment of dividends; (xiv) our inability to compete effectively against competition; (xv) our inability to achieve the projected financial performance with the assets of TrynEx, which we acquired in 2013, or the business of Henderson, which we acquired in 2014; and (xvi) unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.    Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

The following table sets forth, for the three and nine months ended September 30, 2015 and 2014, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2015 and 2014 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$120,565	$78,836	$281,598	$203,457
Cost of sales	79,700	49,746	187,286	125,827
Gross profit	40,865	29,090	94,312	77,630
Selling, general, and administrative expense	12,506	9,006	35,227	25,824
Intangibles amortization	1,803	1,439	5,610	4,348
Income from operations	26,556	18,645	53,475	47,458
Interest expense, net	(2,824)	(2,037)	(8,057)	(6,007)
Other expense, net	(60)	(53)	(189)	(136)
Income before taxes	23,672	16,555	45,229	41,315
Income tax expense	8,124	5,793	16,194	14,385
Net income	$15,548	$10,762	$29,035	$26,930

The following table sets forth for the three and nine months ended September 30, 2015 and 2014, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1%	63.1%	66.5%	61.8%
Gross profit	33.9%	36.9%	33.5%	38.2%
Selling, general, and administrative expense	10.4%	11.4%	12.5%	12.7%
Intangibles amortization	1.5%	1.8%	2.0%	2.1%
Income from operations	22.0%	23.7%	19.0%	23.4%
Interest expense, net	(2.3)%	(2.6)%	(2.9)%	(3.0)%
Other expense, net	(0.0)%	-%	(0.1)%	(0.1)%
Income before taxes	19.7%	21.1%	16.0%	20.3%
Income tax expense	6.8%	7.4%	5.7%	7.1%
Net income	12.9%	13.7%	10.3%	13.2%

The following table shows our sales of snow and ice control equipment and related parts and accessories as a percentage of net sales for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Equipment	90%	87%	86%	82%
Parts and accessories	10%	13%	14%	18%

Net Sales

Net sales were $120.6 million for the three months ended September 30, 2015 compared to $78.8 million in the three months ended September 30, 2014, an increase of $41.8 million, or 53.0%. Net sales were $281.6 million for the nine months ended September 30, 2015 compared to $203.5 million in the nine months ended September 30, 2104, an increase of $78.1 million or 38.4%.   The increase in net sales for the three and nine months ended September 30, 2015 was primarily attributable to $26.9 million and $67.4 million in sales at Henderson, respectively, which was acquired on December 31, 2014.   Due primarily to sales of snow and ice control equipment at Henderson, overall sales of snow and ice control equipment increased for both the three and nine months ended September 30, 2015 by 58.3% and 45.7%, respectively, compared to the corresponding periods in 2014.  Due primarily to the sales of parts and accessories at Henderson, overall parts and accessories sales increased by 16.7%  and 5.1%  for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in 2014.    Sales of non-Henderson products also increased for both the three and nine month periods ending September 30, 2015 as compared to the three and nine month periods ending September 30, 2014.   The increase in sales of non-Henderson products was due to a record number of new product releases which commenced shipping in the third quarter of 2015.

Cost of Sales

Cost of sales was $79.7 million for the three months ended September 30, 2015 compared to $49.7 million for the three months ended September 30, 2014, an increase of $30.0 million, or 60.4%.  Cost of sales was $187.3 million for the nine months ended September 30, 2015 compared to $125.8 million for the nine months ended September 30, 2014, an increase of $61.5 million, or 48.9%. The increase in cost of sales for the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014 was driven by $20.9 million and $53.7 million in cost attributable to the $26.9 million and $67.4 million in sales at Henderson and costs associated with the non-Henderson new products as discussed above under “—Net Sales” for the three and nine months ended September 30, 2015, respectively.  The Company experienced higher cost of sales as a percent of sales of 66.1% for the three-month period ended September 30, 2015 compared to 63.1% for the three month period ended September 30, 2014.    The Company experienced higher cost of sales as a percent of sales of 66.5% for the nine month period ended September 30, 2015 compared to 61.8% for the nine month period ended September 30, 2014.    The increases in cost of sales as a percentage of sales was primarily due to higher cost of sales as a percentage of sales for Henderson products.  In addition, the cost of sales as a percentage of sales for the nine months ended September 30, 2015 includes a  $2.0 million fair value purchase accounting write up of inventory that was sold during the period.  As a percentage of cost of sales, fixed and variable costs were approximately 15% and 85%, respectively, for the three months ended September 30, 2015 versus approximately 13% and 87%, respectively, for the three months ended September 30, 2014 and approximately 16% and 84%, respectively, for the nine months ended September 30, 2015 versus approximately 14% and 86%, respectively, for the nine months ended September 30, 2014.

Gross Profit

Gross profit was $40.9 million for the three months ended September 30, 2015 compared to $29.1 million for the three months ended September 30, 2014, an increase of $11.8 million, or 40.5%.  Gross profit was $94.3 million for the nine months ended September 30, 2015 compared to $77.6 million for the nine months ended September 30, 2014, an increase of $16.7 million, or 21.5%.  Gross profit increased for the three and nine month periods due to increased sales of both Henderson and non-Henderson products as discussed above under “-Net Sales”.  As a percentage of net sales, gross profit decreased from 36.9% for the three months ended September 30, 2014 to 33.9% for the corresponding period in 2015.  As a percentage of net sales, gross profit decreased from 38.2% for the nine months ended September 30, 2014 to 33.5% for the corresponding period in 2015.  The reasons for the decrease in gross profit as a percentage of net sales are the same as those relating to the increase in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $14.3 million for the three months ended September 30, 2015, compared to $10.4 million for the three months ended September 30, 2014, an increase of $3.9 million, or 37.5%.  The increase compared to 2014 was mostly due to expenses related to ongoing operations at Henderson of $2.9 million.  Intangible amortization expense increased $0.4 million due to additional intangible assets created as a result of the Henderson acquisition.    The remainder of the increase is due to increased performance compensation due to improved results in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.    Selling, general and administrative expenses, including intangibles amortization, were $40.8 million for the nine months ended September 30, 2015, compared to $30.2 million for the nine months ended September 30, 2014, an increase of $10.6 million, or 35.1%.  Of the increase, $7.9 million was attributable to expenses related to ongoing operations at Henderson.  Intangible amortization expense increased $1.3 million due to additional intangible assets created as a result of the Henderson acquisition.    The remainder of the increase was due to advertising and promotional expenses resulting from the record number of new product launches in the nine months ended September 30, 2015 and a $0.3 million increase in employee benefits expenses driven by increased healthcare costs.

Interest Expense

Interest expense was $2.8 million for the three months ended September 30, 2015 which was higher than the $2.0 million incurred in the same period in the prior year.    Interest expense was $8.1 million for the nine months ended September 30, 2015 which was higher than the $6.0 million incurred in the same period in the prior year.  Interest expense increased due to the additional borrowings resulting from the modifications made to the Company’s existing term loan facility in connection with the financing of the Henderson acquisition.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 34.3% and 35.0% for the three months ended September 30, 2015 and 2014, respectively.  The Company’s effective tax rate was 35.8% and 34.8% for the nine months ended September 30, 2015 and 2014, respectively.  The effective tax rate for the three months ended September 30, 2015 is lower than the corresponding period in 2014 due to discrete period adjustments.  The effective tax rate for the nine months ended September 30, 2015 is higher than the corresponding period in 2014 due to the Company generating additional state tax liabilities following the acquisition of Henderson.

Net Income

Net income for the three months ended September 30, 2015 was $15.5 million compared to net income of $10.8 million for the corresponding period in 2014, an increase in net income of $4.7 million.  Net income for the nine months ended September 30, 2015 was $29.0 million compared to net income of $26.9 million for the corresponding period in 2014, an increase in net income of $2.1 million.  The increase in net income for the three and nine months ended September 30, 2015 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “ — Selling, General and Administrative Expense”.  As a percentage of net sales, net income was 12.9% for the three months ended September 30, 2015 compared to 13.7% for the three months ended September 30, 2014.  As a percentage of net sales, net income was 10.3% for the nine months ended September 30, 2015 compared to 13.2% for the nine months ended September 30, 2014.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2015 was $31.1 million compared to $22.2 million in the corresponding period in 2014, an increase of $8.9 million.  Adjusted EBITDA for the nine months ended September 30, 2015 was $68.7 million compared to $58.3  million in the corresponding period in 2014, an increase of $10.4 million. For the three and nine month periods ended September 30, 2015 the increase in Adjusted EBITDA is attributable to the increase in unit sales of snow and ice control equipment and parts and accessories sales of both Henderson and non-Henderson products in 2015.

Free Cash Flow

Free cash flow for the three months ended September 30,  2015 was ($26.2) million compared to ($31.1) million in the corresponding period in 2014, a decrease in cash used of $4.9 million.  The increase in free cash flow is primarily a result of lower cash used in operating activities of $8.0 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment increased from $0.7 million for the three months ended September 30, 2014 to $3.8 million for the three months ended September 30, 2015.  Free cash flow for the nine months ended September 30, 2015 was ($19.0) million compared to ($21.4) million in the corresponding period in 2014, a decrease in cash used of $2.4 million. The increase in free cash flow is primarily a result of lower cash used in operating activities of $6.2 million, as discussed below under “Liquidity and Capital Resources.” Meanwhile, acquisitions of property and equipment increased from $3.3 million for the nine months ended September 30, 2014 to $7.1 million for the nine months ended September, 30, 2015.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial information calculated other than in accordance with U.S. generally accepted accounting principles (“GAAP”).

These non-GAAP measures include:

•	Free cash flow; and
•	Adjusted EBITDA.

These non-GAAP disclosures should not be construed as an alternative to the reported results determined in accordance with GAAP.

Free cash flow is a non-GAAP financial measure which we define as net cash provided by (used in) operating activities less capital expenditures.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.  We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Net cash used in operating activities	$(22,353)	$(30,390)	$(11,922)	$(18,133)
Acquisition of property and equipment	(3,826)	(705)	(7,110)	(3,310)
Free cash flow	$(26,179)	$(31,095)	$(19,032)	$(21,443)

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$15,548	$10,762	$29,035	$26,930

Interest expense - net	2,824	2,037	8,057	6,007
Income tax expense	8,124	5,793	16,194	14,385
Depreciation expense	1,267	872	3,583	2,537
Amortization	1,803	1,439	5,610	4,348
EBITDA	29,566	20,903	62,479	54,207

Stock based compensation expense	759	546	2,740	2,143
Purchase accounting (1)	162	537	2,512	810
Other charges (2)	580	232	1,001	1,131
Adjusted EBITDA	$31,067	$22,218	$68,732	$58,291

(1)

Reflects $96 and $66 in earn out compensation expense related to Henderson and TrynEx, respectively, in the three months ended September 30, 2015.   Reflects $288 and $1,956 in earn out compensation expense related to Henderson and inventory step up related to Henderson included in cost of sales in the nine months ended September 30, 2015, respectively.   Reflects $268 in earnout compensation expense related to TrynEx in the nine months ended September 30, 2015.  Reflects $537 and $810 in earnout compensation expense related to TrynEx in the three and nine months ended September 30, 2014, respectively.

(2)

Reflects expenses of $580 and $232 for one time, unrelated legal and consulting fees for the three months ended September 30, 2015 and September 30, 2014, respectively. Reflects expenses of $1,001 and $1,131 for one time, unrelated legal and consulting fees for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest’ (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs are currently required to be capitalized and presented in the balance sheet as deferred charges or assets. The recognition and measurement for debt issuance costs are not affected by ASU No. 2015-03. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company has recognized these types of costs related to its senior credit facilities which will be reclassified from other assets to long-term debt liabilities when the Company adopts ASU No. 2015-03.

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

As of September 30, 2015, we had $76.3 million of total liquidity, comprised of $3.9 million in cash and cash equivalents and borrowing availability of $72.4 million under our revolving credit facility, compared with total liquidity as of December 31, 2014 of approximately $99.3 million, comprised of approximately $24.2 million in cash and cash equivalents and borrowing availability of approximately $75.1 million under our revolving credit facility.  The decrease in our total liquidity from December 31, 2014 is primarily due to working capital needs being greater at September 30, 2015 as compared to December 31, 2014 due to the seasonality of our business.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2015, December 31, 2014 and September 30, 2014.

	As of
	September 30,	December 31,	September 30,
	2015	2014	2014
Cash and cash equivalents	$3,873	$24,195	$4,289
Inventories	55,245	48,248	36,418

We had cash and cash equivalents of $3.9 million at September 30, 2015 compared to cash and cash equivalents of $24.2 million and $4.3 million at December 31, 2014 and September 30, 2014, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows (in thousands)	2015	2014	Change	Change

Net cash used in operating activities	$(11,922)	$(18,133)	$6,211	(34.3)%
Net cash used in investing activities	(18,928)	(2,292)	(16,636)	725.8%
Net cash provided by financing activities	10,528	4,850	5,678	117.1%
Decrease in cash	$(20,322)	$(15,575)	$(4,747)	30.5%

Net cash used in operating activities decreased $6.2 million from the nine months ended September 30,  2014 to the nine months ended September 30, 2015.  The decrease in cash used in operating activities was due to a $5.7 million increase in net income adjusted for reconciling items and favorable changes in working capital of $0.5 million.

Net cash used in investing activities increased $16.6 million for the nine months ended September 30,  2015, compared to the corresponding period in 2014.  This increase was primarily due to the $11.8 million cash payments that occurred in the nine months ended September 30, 2015 related to the acquisition of Henderson.      Additionally contributing to the increase in cash used was an increase in acquisitions of property and equipment from $3.3 million for the nine months ended September 30, 2014 to $7.1 million for the nine months ended September 30, 2015.

Net cash provided by financing activities increased $5.7 million for the nine months ended September 30, 2015 as compared to the corresponding period in 2014.  The increase in cash provided by financing activities was primarily a result of an increase in net revolver borrowings of $6.5 million.

Contractual Obligations

There have been no material changes to our contractual obligations in the nine months ended September 30, 2015.

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

As of September 30, 2015, we had outstanding borrowings under our term loan of $186.9 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30,  2015 by $0.1 million, $0.4 million and $0.6 million, respectively. We entered into three interest rate swap agreements with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  We have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  As of September 30, 2015, we had outstanding borrowings under our revolving credit facility of $27.0 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2015 by $0.0 million, $0.0 million and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 17.2%  and 18.4%  for the three and nine months ended September 30, 2015,  respectively, compared to 12.2%  and 14.4%  for the three and nine months ended September 30, 2014, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 6, 2015, one of the Company’s executive officers exercised stock options granted pursuant to the Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan to purchase an aggregate of 26,350 shares of common stock for an aggregate exercise price of $110,959.85. The exercise price of the stock options was $4.211 per share. Of the 26,350 stock options exercised, all stock option exercise price was paid in cash.

The Company believes that the sales of the above securities to the executive officer were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Rule 701 under the Securities Act as transactions pursuant to a written compensatory benefit plan established by the Company for the benefit of its employees.  The stock options that were exercised were granted prior to the effectiveness of the Company’s initial public offering.  None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Other than the sales previously noted in this section, we sold no securities that were not registered under the Securities Act during the three months ended September 30, 2015.

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2015, filed on November 3, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: November 3, 2015

Exhibit Index to Form 10-Q for the Period Ended September 30, 2015

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2015, filed on November 3, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.