Form 10-K
period 2015-12-31
DOUGLAS DYNAMICS, INC
filed 2016-03-09
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

At June 30, 2015, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $480 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 8, 2016, the Registrant had outstanding an aggregate of 22,501,640 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 3, 2016, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2015, are incorporated into Parts II and III.

PART I

Forward Looking Statements

This Annual Report on Form 10‑K contains “forward‑looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward ‑ looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward‑looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward‑looking statements include, but are not limited to:

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

We offer a  broad product line of snowplows and sand and salt spreaders for light trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. As a result of the acquisition of Henderson, we also provide customized turnkey solutions to governmental agencies such as Departments of Transportation (“DOTs”) and municipalities.  We also believe that, with the addition of Henderson, we are now the market leader in the heavy-duty segment of the North American snow and ice control market which includes equipment for class 7 and class 8 truck chassis.  For the years ended December 31, 2015, 2014 and 2013,  87%, 84% and 85% of our net sales were generated from sales of snow and ice control equipment, respectively, and 13%, 16% and 15% of our net sales were generated from sales of parts and accessories, respectively.   While we measure sales of parts and accessories separately from snow and ice control equipment, they are integrated with one another and are not separable.

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

We believe we have the industry’s most extensive distribution network worldwide, which consists of over 2,100 points of sale.   Additionally we have added Henderson’s six truck equipment installation facilities located throughout the United States.  Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry‑leading brands within our distribution network.  Beginning in 2005, we have extended our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

We believe we are the industry’s most operationally efficient manufacturer due to our vertical integration, highly variable cost structure and intense focus on lean manufacturing. We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations. During the year ended December 31, 2015 we manufactured our products in four facilities that we own in Milwaukee, Wisconsin, Rockland, Maine, Madison Heights, Michigan and Manchester, Iowa.  Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers during times of sudden and unpredictable snowfall events when our customers need our products immediately.

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

While snowfall levels vary within a given year and from year‑to‑year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi‑year periods. The following chart depicts aggregate annual and ten‑year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2015. As the chart indicates, since 1984 aggregate snowfall levels in any given rolling ten‑year period have been fairly consistent, ranging from 2,782 to 3,345 inches.

Snowfall in Snowbelt States (inches)
(for October 1 through March 31)
5,000
4,000
3,000
2,000
1,000
-
'79
'81
'83
'85
'87
'89
'91
'93
'95
'97
'99
'01
'03
'05
'07
'09
'11
'13
'15
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

Sales of parts and accessories for 2015 were approximately 74% higher than average annual parts and accessories sales over the preceding ten years. Of the increase, 24% was attributable to parts and accessory sales of Henderson products.  The remaining higher than average parts and accessories sales can be primarily attributed to the timing, location and amount of the snowfall for the six‑month snow season ended March 31, 2015.  See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year‑to‑Year Variability.”

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

Extensive North American Distributor Network.  With over 2,100 points of sale, we benefit from having what we believe to be the most extensive distributor network in the industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real‑time end‑user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

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

Strong Cash Flow Generation.  We are able to generate significant cash flow as a result of relatively consistent high profitability, low capital spending requirements and predictable timing of our working capital requirements. Our cash flow results will also benefit substantially from approximately $19.0 million of annual tax‑deductible intangible and goodwill expense over the next three years, which has the impact of reducing our corporate taxes owed by approximately $7.3 million on an annual basis during this period, in the event we have sufficient taxable income to utilize such benefit. Our significant cash flow has allowed us to reinvest in our business, pay down long term debt, and pay substantial dividends on a pro rata basis to our stockholders.

Experienced Management Team.  We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the snow and ice control equipment industry for light trucks. Our senior management team, consisting of four officers, has an average of approximately 25 years of weather‑related industry experience and an average of over fifteen years with our company. James Janik, our Chairman, President and Chief Executive Officer, has been with us for over 23 years and in his role as President and Chief Executive Officer since 2000, and through his strategic vision, we have been able to expand our distributor network and grow our market leading position.

Our Business Strategy

Our business strategy is to capitalize on our competitive strengths to maximize cash flow to pay dividends, reduce indebtedness and reinvest in our business to create stockholder value. We have also developed a management system called the Douglas Dynamics Management System that is intended to assist in value creation and enhanced customer service. The building blocks of our strategy are:

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

Distributor Network Optimization.  We will continually seek opportunities to continue to expand our extensive distribution network by adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry‑leading brands within our distribution network to ensure we maximize our ability to generate revenue while protecting our industry leading reputation, customer loyalty and brands. We will also focus on optimizing this network by providing in‑depth training, valuable distributor support and attractive promotional and incentive opportunities. As a result of these efforts, we believe a majority of our distributors choose to sell our products exclusively. We believe this sizable high quality network is unique in the industry, providing us with valuable insight into purchasing trends and customer preferences, and would be very difficult to replicate.

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

Our Growth Opportunities

Opportunistically Seek New Products and New Markets.    On December 31, 2014 the Company completed its acquisition of Henderson, which gave the Company Henderson’s full line of product offerings and access to its network of dealers.  Previously, on May 6, 2013, the Company acquired substantially all of the assets of TrynEx, including its full line of product offerings and access to its network of authorized dealers. We expect to continue to consider external growth opportunities within the snow and ice control industry and other equipment or component markets. We did not complete any material acquisitions during the year ended December 31, 2015. We plan to continue to evaluate other acquisition opportunities within our industry that can help us expand our distribution reach, enhance our technology and as a consequence improve the breadth and depth of our product lines. We also consider diversification opportunities in adjacent markets that complement our business model and could offer us the ability to leverage our core competencies to create stockholder value.

Increase Our Industry Leading Market Share.  We plan to leverage our industry leading position, distribution network and new product innovation capabilities to capture market share in the North American snow and ice control equipment market, focusing our primary efforts on increasing penetration in those North American markets where we believe our overall market share is less than 50%,  including the heavy duty truck market. We also plan to continue growing our presence in the snow and ice control equipment market outside of North America, particularly in Asia and Europe, which we believe could provide significant growth opportunities in the future.

Employees

As of December 31, 2015, we employed 1,104 employees on a full‑time basis.  None of our employees are represented by a union and we are not party to any collective bargaining agreements.

Financing program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2015, 2014 and 2013, distributors financed purchases of $7.6 million, $5.6 million and $2.9 million through this financing program, respectively. At both December 31, 2015 and December 31, 2014, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2015 and 2014 was $2.8 million and $1.9 million, respectively. We were required to repurchase no repossessed inventory for the years ended December 31, 2015, 2014 and 2013.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms as well as sand, salt and fertilizer spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 18 years of remaining life. Our patent applications date from 1996 through 2015.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 36 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and

BRINEXTREME®) 15 Canadian registered trademarks, 5 European trademarks, 60 U.S. issued patents, 11 Canadian patents and two Chinese and Mexican trademarks.

We rely upon a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology. After the date of these financial statements but before the date of this filing, we received a settlement resulting from an ongoing lawsuit with one of our competitors. Under the settlement agreement we received $10.1 million as part of defending our intellectual property.   Our competitor has exhausted all appeals related to this matter and has paid us both awarded damages of $10.0 million and accrued interest of $0.1 million.

Raw Materials

During 2015, we experienced favorable commodity costs compared to the slightly unfavorable prices paid for commodities in 2014. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2015, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

Other Information

We were formed as a Delaware corporation in 2004. We maintain a website with the address www.douglasdynamics.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).  For further information regarding our geographic areas see the Summary of Significant Accounting Policies as discussed in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

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

Historically, demand for snow and ice control equipment for light and heavy duty trucks has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow‑belt regions in North America. During the last few years, economic conditions throughout the United States have been weak and spending by governmental agencies such as Departments of Transportation (“DOTs”) and municipalities has been constrained. Although conditions improved from 2011 through 2015, they may not become strong in the foreseeable future. Weakened economic conditions and limited or reduced government spending may cause our end‑users to delay purchases of replacement snow and ice control equipment and instead repair their existing equipment, leading to a decrease in our sales of new equipment. Weakened economic conditions and limited or reduced governmental spending may also cause our end‑users to delay their purchases of new light and heavy duty trucks. Because our end‑users tend to purchase new snow and ice control equipment concurrent with their purchase of new light or heavy duty trucks, their delay in purchasing new light or heavy duty trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions or limited or reduced government spending may negatively affect our results of operations, financial condition and ability to pay dividends.

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

Steel is a significant raw material used to manufacture our products. During 2015, 2014 and 2013, our steel purchases were approximately 15%, 13% and 13% of our revenue, respectively. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Steel prices are volatile and may increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions remain weak and our distributors and end‑users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

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

Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms as well as sand, salt and fertilizer spreader assemblies and our patent applications relate to each of the foregoing except for hydraulics. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 18 years of remaining life. Our patent applications date from 1996 through 2015.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 36 U.S. registered trademarks (including the trademarks WESTERN®, FISHER® BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 15 Canadian registered trademarks, 5 European trademarks, 60 U.S. issued patents, 11 Canadian patents and two Chinese and Mexican trademarks.  Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2015, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non‑compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Despite modest recent market recoveries, the funding status of our pension plans, remain impacted by the financial market downturn over the last several years, which had severely impacted the funded status of our pension plans. As of December 31, 2015, our pension plans were underfunded by approximately $10.8 million. In 2015, contributions to our defined benefit pension plans were approximately $1.8 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

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

As of December 31, 2015, we had approximately $188 million of senior secured indebtedness, no outstanding borrowings under our revolving credit facility and $99 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We are headquartered in Milwaukee, WI and currently have manufacturing facilities in Milwaukee, WI, Rockland, ME and Madison Heights, MI. Additionally, we operate a sourcing office in China. As a result of the Henderson acquisition on December 31, 2014, we also own a manufacturing facility in Manchester, Iowa and lease six truck equipment distribution locations in Illinois, Iowa, Missouri, New Jersey, New York and Ohio. We operate as a single segment.

Item 3.  Legal Proceedings

In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental‑related claims or legal matters.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers as of December 31, 2015 were as follows:

Name	Age	Position
James Janik	59	Chairman, President and Chief Executive Officer
Robert McCormick	55	Executive Vice President, Chief Financial Officer and Secretary
Mark Adamson	57	Senior Vice President, Sales and Marketing
Keith Hagelin	55	Senior Vice President, Operations

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

Robert McCormick has been serving as our Executive Vice President and Chief Financial Officer since September 2004 and as our Secretary since May 2005. Mr. McCormick served as our Assistant Secretary from September 2004 to May 2005 and as our Treasurer from September 2004 through December 2010. Prior to joining us, Mr. McCormick served as President and Chief Executive Officer of Xymox Technology Inc. from 2001 to 2004. Prior to that, Mr. McCormick served in various capacities in the Newell Rubbermaid Corporation, including President from 2000 to 2001 and Vice President Group Controller from 1997 to 2000. While Mr. McCormick served as President, he was responsible for Newell’s Mirro / Wearever Cookware, and as Vice President Group Controller, he was responsible for worldwide strategic and financial responsibilities for 12 company divisions with sales of over two billion dollars.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock has been traded on the New York Stock Exchange since the second quarter of 2010 under the symbol “PLOW.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History for each quarter in 2015 and 2014.

	2015			2014
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends
Fourth Quarter	$24.48	$19.38	$0.22	$24.90	$18.40	$0.22
Third Quarter	23.59	19.56	0.22	21.21	16.43	0.22
Second Quarter	23.45	20.06	0.22	18.28	16.45	0.22
First Quarter	23.86	18.68	0.22	18.55	14.12	0.22

At March 8, 2016, there were 41 record holders of our Common Stock.

In accordance with the Company’s dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. In the first quarter of 2014, the Company increased its annual implied dividend from $0.85 to $0.87 per share and both declared and paid a dividend of $0.2175 per share.   In the second, third and fourth quarters of 2014, the Company both declared and paid a dividend of $0.2175 per share. In the first quarter of 2015, the Company increased its annual implied dividend from $0.87 to $0.89 per share and both declared and paid a dividend of $0.2225 per share.   In the second, third and fourth quarters of 2015, the Company both declared and paid a dividend of $0.2225 per share.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict the Company from paying dividends if a minimum availability under the revolving credit facility, the greater of $15.0 million and 15% of the aggregate revolving commitments at the time of determination, is not maintained. Additionally, both senior credit facilities restrict the Company from paying dividends above certain levels not to exceed $6.25 million in any fiscal quarter of 2015, $6.5 million in any fiscal quarter of 2016 and $6.5 million in any fiscal quarter of 2017 and thereafter or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders:
2010 Stock Incentive Plan (1):	71,428	-	1,272,199
Equity compensation plans not approved by security holders	-	-	-
Total (2)	71,428	$ -	1,272,199

(1)	Excludes 214,819 shares of restricted stock previously granted under the 2010 Stock Incentive Plan.
(2)

Calculated excluding the 71,428 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share awards and have no exercise price.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2011 and December 31, 2015, with the cumulative total return of The Dow Jones Industrial Average and

Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2011 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

210.00
190.00
170.00
150.00
130.00
110.00
90.00
70.00
50.00
Dollars
1/1/2011
3/1/2011
5/1/2011
7/1/2011
9/1/2011
11/1/2011
1/1/2012
3/1/2012
5/1/2012
7/1/2012
9/1/2012
11/1/2012
1/1/2013
3/1/2013
5/1/2013
7/1/2013
9/1/2013
11/1/2013
1/1/2014
3/1/2014
5/1/2014
7/1/2014
9/1/2014
11/1/2014
1/1/2015
3/1/2015
5/1/2015
7/1/2015
9/1/2015
11/1/2015
Douglas Dynamics, Inc.
Dow Jones Industrial Average
Russell 2000

We did not sell any equity securities during 2015 in offerings that were not registered under the Securities Act of 1933.

Item 6.  Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2014 and 2015 and for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements.

The selected historical consolidated financial data as of December 2011, 2012 and 2013 and for the years ended December 31, 2011 and 2012 is derived from our historical financial statements not included in this Annual Report on Form 10‑K.

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	As of December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$39,432	$24,136	$19,864	$24,195	$36,844
Total current assets	103,462	89,582	98,372	142,521	169,243
Total assets	359,017	338,371	364,339	480,443	505,503
Total current liabilities	32,611	16,670	36,098	45,694	41,733
Total debt	122,937	111,966	123,994	188,100	186,472
Total liabilities	195,628	184,639	209,018	307,154	305,007
Total shareholders' equity	163,389	153,732	155,321	173,289	200,496

	For the year ended December 31,
	2011	2012	2013	2014	2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Total sales	$208,798	$140,033	$194,320	$303,511	$400,408
Gross profit	71,817	43,963	65,650	116,326	132,863
Income from operations	40,181	18,869	27,506	72,217	77,351
Income tax expense	11,332	4,144	7,378	22,036	22,087
Net income	19,040	6,012	11,639	39,961	44,176
Net income per basic share	$0.87	$0.27	$0.52	$1.78	$1.95
Net income per diluted share	$0.85	$0.26	$0.51	$1.77	$1.94
Cash dividends paid per common share	$1.18	$0.82	$0.84	$0.87	$0.89

	For the year ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Other Data
Adjusted EBITDA	$52,461	$29,732	$44,569	$87,932	$96,536
Capital expenditures	$2,373	$1,446	$2,775	$5,254	$10,009

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2013, 2014 and 2015 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward‑looking statements contained in this Annual Report on Form 10‑K.

Results of Operations

Overview

In assessing our results of operations in a given period, one of the primary factors we consider is the level of snowfall experienced within the prior snow season. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow‑belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2015. During this period, snowfall averaged 3,062 inches, with the low in such period being 1,794 inches and the high being 4,502 inches.

During the six‑month snow season ended March 31, 2015, snowfall was 3,592 inches, which was 17.3% higher than average. Meanwhile, during the six‑month snow season ended March 31, 2014, we experienced snowfall that was 42.1% higher than average.  During the six-month snow season ended March 31, 2013, we experienced snowfall that was 6.9%  higher than average.  We believe the above average snowfall in the three consecutive years ending December 31, 2013, December 31, 2014 and December 31, 2015 was the largest driver that positively impacted our business in 2015.  Additionally, we believe other factors had a positive impact as well. These additional factors included a record number of new products launched in 2015, positively trending light truck sales in 2015 and the successful integration of Henderson.

Sales of parts and accessories for 2015 and 2014 were $51.0 million and $49.3 million, respectively, or approximately 74% and 68% higher than annual parts and accessories sales over the preceding ten years, respectively. Sales of equipment unit sales for 2015 and 2014 were $349.4 million and $254.2 million, respectively. In 2015, equipment unit sales increased 37.4%.  We believe that the increase of both parts and accessories sales and equipment unit sales in 2015 as compared to the prior calendar year is a direct result of the three consecutive years of above average snowfall noted above. Meanwhile, we believe that pent up demand due to deferred new equipment purchases started to release in the year ended December 31, 2014 in the marketplace, continued to be released in the year ended December 31, 2015 and could continue to be released in or following another year of average or better snowfall that is accompanied by stronger macro‑economic conditions.

The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2013, 2014 and 2015 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10‑K.

	For the year ended December 31,

	2013	2014	2015
	(in thousands)

Net sales	$194,320	$303,511	$400,408
Cost of sales	128,670	187,185	267,545
Gross profit	65,650	116,326	132,863
Selling, general, and administrative expense	31,872	38,239	48,150
Intangibles amortization	5,625	5,803	7,362
Loss recognized on assets held for sale	647	67	-
Income from operations	27,506	72,217	77,351
Interest expense, net	(8,328)	(8,129)	(10,895)
Loss on extinguishment of debt	-	(1,870)	-
Other expense, net	(161)	(221)	(193)
Income before taxes	19,017	61,997	66,263
Income tax expense	7,378	22,036	22,087
Net income	$11,639	$39,961	$44,176

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2013	2014	2015

Net sales	100.0%	100.0%	100.0%
Cost of sales	66.2%	61.7%	66.8%
Gross profit	33.8%	38.3%	33.2%
Selling, general, and administrative expense	16.4%	12.6%	12.0%
Intangibles amortization	2.9%	1.9%	1.8%
Loss recognized on assets held for sale	0.3%	0.0%	0.0%
Income from operations	14.2%	23.8%	19.3%
Interest expense, net	(4.3%)	(2.7%)	(2.7%)
Loss on extinguishment of debt	0.0%	(0.6%)	0.0%
Other expense, net	(0.1%)	(0.1%)	(0.0%)
Income before taxes	9.8%	20.4%	16.5%
Income tax expense	3.8%	7.2%	7.2%
Net income	6.0%	13.2%	9.3%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales.    Net sales were $400.4 million for the year ended December 31, 2015 compared to $303.5 million in 2014, an increase of $96.9 million, or 31.9%. This increase was primarily attributable to $96.1 million in sales at Henderson, which was acquired on December 31, 2014.   Due primarily to sales of snow and ice control equipment at Henderson, overall sales of snow and ice control equipment for the year ended December 31, 2015 increased by 37.4%, compared to the year ended December 31, 2014.  Due primarily to the sales of parts and accessories at Henderson, overall parts and accessories sales increased by 3.5% for the year ended December 31, 2015, compared to the year ended December 31, 2014.    Sales of non-Henderson products also slightly increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014.   The increase in sales of non-Henderson products was due to a record number of new product releases which commenced shipping in the third quarter of 2015.    Additionally contributing to the increase was the impact of three consecutive years of above average snowfall as discussed above.

Cost of Sales.  Cost of sales was $267.5 million for the year ended December 31, 2015 compared to $187.2 million in 2014, an increase of $80.3 million, or 42.8%. This increase was driven primarily by increased volume of products sold. Cost of sales as a percentage of net sales increased from 61.7% for the year ended December 31, 2014 to 66.8% for the year ended December 31, 2015. The increase in cost of sales for the year ended December 31, 2015 compared to the year ended December 31, 2014 was driven by $77.2 million  in cost attributable to the $96.1 million  in sales at Henderson and costs associated with the non-Henderson new products as discussed above under “—Net Sales”.  The increases in cost of sales as a percentage of sales were primarily due to higher cost of sales as a percentage of sales for Henderson products.  In addition, the cost of sales as a percentage of sales for the year ended December 31, 2015 includes the recognized expense of a $2.0 million fair value purchase accounting write up of inventory that was sold during the period.  As a percentage of cost of sales, fixed and variable costs were approximately 16% and 84%, respectively, for the year ended December 31, 2015, compared to approximately 14% and 86%, respectively, for the year ended December 31, 2014.

Gross Profit.    Gross profit was $132.9 million for the year ended December 31, 2015 compared to $116.3 million in 2014, an increase of $16.6 million, or 14.3%, due to the increase in net sales volume described above under “—Net Sales” and “—Cost of Sales.” As a percentage of net sales, gross profit decreased from 38.3% for the year ended December 31, 2014 to 33.2% for the corresponding period in 2015, as a result of the factors discussed above under “—Net Sales” and “—Cost of Sales.”

Selling, General and Administrative Expense.  Selling, general and administrative expenses, including intangible asset amortization, were $55.5 million for the year ended December 31, 2015 compared to $44.0 million for the year ended December 31, 2014, an increase of $11.5 million, or 25.9%.  The increase compared to year ended December 31, 2014 was mostly due to expenses related to ongoing operations at Henderson of $10.5 million.  Intangible amortization expense increased $1.6 million due to additional intangible assets created as a result of the Henderson acquisition.  As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, decreased from 14.5% for the year ended December 31, 2014 to 13.8% for the corresponding period in 2015 due to sales leverage.

Impairment of Assets Held for Sale.    On February 26, 2014, we entered into an agreement for the sale of land and a building located in Johnson City, Tennessee at an amount approximating the carrying amount of the assets.   We closed on the sale of the Johnson City assets on April 30, 2014 with a sales price of $1.1 million and closing costs of $0.1 million. Consequently, we incurred a $0.1 million loss recognized on the disposal of assets held for sale in the year ended December 31, 2014.

Interest Expense.    Interest expense was $10.9 million for the year ended December 31, 2015 compared to $8.1 million in the corresponding period in 2014.    Interest expense increased due to the additional borrowings resulting from the modifications made to the Company’s existing term loan facility in connection with the financing of the Henderson acquisition.

Loss on extinguishment of debt.  Loss on extinguishment of debt was $1.9 million for the year ended December 31, 2014.  In 2015, we did not refinance any of our debt and therefore did not incur a loss on extinguishment.   The loss on extinguishment of debt in 2014 was entirely driven by our amendment to our term loan facility resulting in a significant modification of our debt for a portion of our creditors which resulted in the write off of unamortized capitalized deferred financing costs of $0.7 million, write off of unamortized debt discount of $0.6 million and the expensing of certain fees of $0.6 million.

Income Taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization. Our effective combined federal and state tax rate for 2015 was 33.3% compared to 35.6% for 2014. The effective tax rate for the year ended December 31, 2015 is lower than 2014 due to the relief of valuation allowances in several states resulting from consecutive years of taxable income in those states.

Net Income.    Net income for the year ended December 31, 2015 was $44.2 million compared to net income of $40.0 million for the corresponding period in 2014, an increase of $4.2 million. This increase was driven by the factors described above.

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

Net cash provided by operating activities was $56.5 million in 2015 as compared to $53.7 in 2014.  Free cash flow (as defined below) for the year ended December 31, 2015 was $46.5 million compared to $48.5 million in 2014,  a decrease in free cash flow of $2.0 million, or 4.1%. The decrease in free cash flow is primarily a result of an increase in capital expenditures of $4.8 million due to some facility improvements and investments in equipment, slightly offset by $2.8 million more cash provided by operating activities, as discussed below under Liquidity and Capital Resources.  In 2015, there were higher capital expenditures due to some facility improvements and investments in equipment.

Free cash flow is a non‑GAAP financial measure, which we define as net cash provided by operating activities less capital expenditures. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow provides investors with a useful tool to evaluate our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non‑GAAP measure.

	For the year ended December 31,
	2013	2014	2015

	(in thousands)
Net cash provided by operating activities	$32,248	$53,747	$56,465
Acquisition of property and equipment	(2,775)	(5,254)	(10,009)
Free cash flow	$29,473	$48,493	$46,456

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, as well as management fees paid by us to affiliates of our former principal stockholders, stock based compensation, loss on extinguishment of debt, impairment on assets held for sale, certain purchase accounting expenses and offering costs. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

Adjusted EBITDA for the year ended December 31, 2015 was $96.5 million compared to $87.9 million in 2014, an increase of $8.6 million, or 9.8%. As a percentage of net sales, Adjusted EBITDA decreased from 29.0% for the year ended December 31, 2014 to 24.1% for the year ended December 31, 2015.  Adjusted EBITDA for the year ended December 31, 2014 was $87.9 million compared to $44.6 million in 2013, an increase of $43.4 million, or 97.3%. As a percentage of net sales, Adjusted EBITDA increased from 22.9% for the year ended December 31, 2013 to 29.0% for the year ended December 31, 2014.    In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Net income	$19,040	$6,012	$11,639	$39,961	$44,176

Interest expense—net	8,918	8,393	8,328	8,129	10,895
Income taxes	11,332	4,144	7,378	22,036	22,087
Depreciation expense	2,975	2,819	3,068	3,422	4,919
Amortization	5,201	5,199	5,625	5,803	7,362
EBITDA	47,466	26,567	36,038	79,351	89,439
Management fees	46	—	—	—	—
Stock based compensation	1,873	2,166	2,587	2,868	3,275
Loss on extinguishment of debt	673	—	—	1,870	—
Offering costs	1,342	—	—	—	—
Purchase accounting (1)	—	—	4,506	945	2,613
Other charges (2)	1,061	999	1,438	2,898	1,212
Adjusted EBITDA	$52,461	$29,732	$44,569	$87,932	$96,539

(1)

Reflects $3,951 and $555 in earn out compensation and inventory related to TrynEx that was written up for purchase accounting and sold in the year ended 2013.    Reflects $335 in earnout compensation expense related to TrynEx in the year ended December 31, 2015.  Reflects $945 in earn out compensation related to TrynEx in the year ended 2014.    Reflects $322 and $1,956 in earn out compensation expense related to Henderson and inventory step up related to Henderson included in cost of sales in the year ended December 31, 2015.

(2)

Reflects legal and consulting fees of $1,061, $999, $791, $2,898 and $1,212 for the years ended 2011, 2012, 2013, 2014 and 2015 respectively and a write down of asset held for sale of $647 for the year ended 2013.

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

Defined Benefit Pension Obligation

As discussed in Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K, the pension benefit obligation and related pension expense or income of our pension plans are calculated in accordance with Accounting Standards Codification (“ASC”) 715‑30, Defined Benefit Plans‑Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for 2015 used a discount rate of 4.0% and 3.9% for our hourly and salary pension plans, respectively, and an expected long‑term rate of return on plan assets of 7.25%. Meanwhile, actuarial valuations for 2014 used a discount rate of 4.9%  and 4.8% for our hourly and salary pension plans, respectively, and an expected long‑term rate of return on plan assets of 7.25%. Our discount rate reflects the expected future cash flow based upon our funding valuation assumptions and participant data at the beginning of the plan year. The expected future cash flow was discounted by the Principal Financial Group’s yield curve for the month preceding the 2015 year end.

In estimating the expected return on plan assets, we analyze historical and expected returns for multiple asset classes. The overall rate for each asset class was developed by combining a long‑term inflation component, the risk‑free real rate of return, and the associated risk premium. A weighted average rate was then developed based upon those overall rates and the target asset allocation of the plan. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, shareholders’ equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant. The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by our employees’ service adjusted for future wage increases. At December 31, 2015, our pension obligation funded status was $10.8 million underfunded.

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. We contributed approximately $1.8 million to our pension plans in 2015 and expect to make approximately $1.0 million in contributions to our pension plans in 2016. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a more detailed description of our pension plans.

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

Impairment of Long‑Lived Assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Our management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. We determined that no long‑lived assets were impaired as of December 31, 2015, 2014 and 2013.

Goodwill and Other Intangible Assets

We perform an annual impairment test for goodwill and indefinite lived trade names and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The analysis of potential impairment of goodwill requires a two‑step process. The first step is the estimation of fair value of the applicable reporting unit. We have determined we have two reporting units, and all significant decisions are made on a companywide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess of the fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2015, 2014 and 2013 resulted in no adjustment to the carrying value of our indefinite‑ lived intangibles and goodwill.

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

As of December 31, 2015, we had liquidity comprised of approximately $36.8 million in cash and cash equivalents and borrowing availability of approximately $99.4 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $15.0 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2013, 2014 and 2015.

	Year ended December 31,
Cash Flows (in thousands)	2013	2014	2015
Net cash provided by operating activities	$32,248	$53,747	$56,465
Net cash used in investing activities	(29,509)	(90,929)	(21,827)
Net cash provided by (used in) financing activities	(7,011)	41,513	(21,989)

Increase (Decrease) in cash	$(4,272)	$4,331	$12,649

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

The following table shows our cash and cash equivalents and inventories at December 31, 2013, 2014 and 2015.

	December 31,
	2013	2014	2015
	(in thousands)
Cash and cash equivalents	$19,864	$24,195	$36,844
Inventories	27,977	48,248	51,584

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We had cash and cash equivalents of $36.8 million at December 31, 2015 compared to cash and cash equivalents of $24.2 million at December 31, 2014. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2014	2015	Change
Net cash provided by operating activities	$53,747	$56,465	$2,718	5.1%
Net cash used in investing activities	(90,929)	(21,827)	69,102	76.0%
Net cash provided by (used in) financing activities	41,513	(21,989)	(63,502)	153.0%

Increase (Decrease) in cash	$4,331	$12,649	$8,318	(192.1%)

Net cash provided by operating activities increased $2.7 million from the year ended December 31, 2014 to the year ended December 31, 2015. The increase in cash provided by operating activities was due to a $13.3 million increase in net income adjusted for reconciling items slightly offset by a $10.5 million in unfavorable working capital changes. Negatively impacting cash flow was a $6.8 million increase in accounts receivable and a $4.9 million increase in refundable income taxes paid.

Net cash used in investing activities decreased $69.1 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This decrease was due to the $86.7 million in cash outflow in 2014 for the Henderson acquisition as compared to $11.8 million in additional outflows 2015 to complete the Henderson acquisition. Slightly offsetting this decrease, cash used in investing increased as a result of an increase in capital expenditures in 2015 as compared to 2014 by $4.8 million due to facility remodels and large expenditures related to equipment.

Net cash provided by (used in) financing activities decreased $63.5 million for the year ended December 31, 2015 as compared to the corresponding period in 2014.  The decrease in cash provided by financing activities was largely due to a  $77.5 million net increase in 2014 resulting from borrowing and payments of long term debt.  The net increase in 2014 was a result of the Company amending and restating its senior credit facility to fund the Henderson acquisition, which included borrowings of long term debt of $188.1 million, partially offset by repayment of existing debt of $111.8 million.  In 2015, we had no similar increase and made $1.9 million in repayments of long term debt. In conjunction with amending the Company’s senior credit facility, $2.1 million in financing costs were paid in 2014.  We also paid dividends of $19.6 million in the year ended December 31, 2014, compared to dividends paid of $20.2 million in the year ended December 31, 2015. We had no outstanding borrowings under our revolving credit facility at either December 31, 2014 or December 31, 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

We had cash and cash equivalents of $24.2 million at December 31, 2014 compared to cash and cash equivalents of $19.9 million at December 31, 2013. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2013	2014	Change
Net cash provided by operating activities	$32,248	$53,747	$21,499	66.7%
Net cash used in investing activities	(29,509)	(90,929)	(61,420)	(208.1%)
Net cash provided by (used in) financing activities	(7,011)	41,513	48,524	692.1%

Increase (Decrease) in cash	$(4,272)	$4,331	$8,603	(201.4%)

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

Net cash provided by (used in) financing activities increased $48.5 million for the year ended December 31, 2014 as compared to the corresponding period in 2013.    The increase in cash provided by financing activities was largely due to $77.5 million net increase resulting from borrowing and payments of long term debt.    This increase

was a result of the Company amending and restating its senior credit facility in 2014 to fund the Henderson acquisition, which included borrowings of long term debt of $188.1 million, partially offset by repayment of existing debt of $111.8 million compared to 2013, when we made $1.2 million in repayments of long term debt. In conjunction with amending the Company’s senior credit facility, $2,129 in financing costs were paid in 2014.    We also paid dividends of $18.7 million in the year ended December 31, 2013, compared to dividends paid of $19.6 million in the year ended December 31, 2014. Lastly, we had $13.0 million of outstanding borrowings under our revolving credit facility at December 31, 2013 while we had no outstanding borrowings under our revolving credit facility at December 31, 2014.

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long‑term debt and related interest. We have net unrecognized tax benefits of $0.6 million as of December 31, 2015. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2015.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$186,472	$1,629	$3,258	$3,258	$178,327
Operating leases (2)	2,828	472	835	669	852
Interest on long-term debt (3)	57,531	9,838	19,376	18,977	9,340

Total contracted cash obligations (4)	$246,831	$11,939	$23,469	$22,904	$188,519

(1)	Long‑term debt obligation is presented net of discount of $1.6 million at December 31, 2015.
(2)	Relates to six operating leases at Henderson truck equipment locations.
(3)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2015.
(4)

Pension obligations are excluded from this table as we are unable to estimate the timing of payments related to these obligations. The minimum required contribution to our pension plans was $0.8 million in 2015 and is expected to be $1.0 million in 2016.

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

At December 31, 2015, we had outstanding borrowings under the term loan of $186.5 million, no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $99.4 million.

Our senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by our subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of our revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect us indirectly since we rely principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, our revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12.5 million in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12.5 million cap and a separate one-time $15.0 million  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the revolving credit facility is not maintained, that we comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under our revolving credit facility. At December 31, 2015, we  were in compliance with the respective covenants. The credit facilities are collateralized by substantially all of our assets.

In accordance with the senior credit facilities, we are required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2015, we  were not required to make an excess cash flow payment.

We entered into interest rate swap agreements on February 20, 2015 to reduce our exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at December  31,  2015 was $1.5 million of which $0.3 million and $1.2 million are included in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively.  We have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure with approximately $19.0 million of annual tax‑deductible intangible and goodwill amortization expense over the next three years which may be utilized in the event we have sufficient taxable income to utilize such benefit.

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

Our revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our first quarter revenue has varied from approximately $8.5 million to approximately $53.9 million between 2011 and 2015. During the last five‑year period, net income (loss) during the first quarter has varied from a net income of approximately $1.6 million to a net loss of approximately $4.3 million, with an average net loss of $1.3 million.

While our monthly working capital has averaged approximately $65 million from 2013 to 2015, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre‑season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $75.0 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and sales, general and administrative expenditures to account for the year‑to‑year variability of our sales volumes.  Management currently estimates that annual fixed overhead expenses generally range from approximately $35.0 million in low sales volume years to approximately $40.0 million in high sales volume years. Further, management currently estimates that annual sales, general and administrative expenses other than amortization generally approximate $43.0 million, but can be reduced to approximately $35.0 million to maximize cash flow in low sales volume years, and can increase to approximately $48.0 million to maintain customer service and responsiveness in high sales volume years.

Additionally, although modest, our annual capital expenditure requirements, which are normally budgeted at $7.0 million, can be temporarily reduced by up to approximately 40% in response to actual or anticipated decreases in sales volumes. If we are unsuccessful in our asset management initiatives, the seasonality and year‑to‑year variability effects on our business may be compounded and in turn our results of operations and financial condition may suffer.

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

As of December 31, 2015, we had outstanding borrowings under our term loan of $186.5 million which was amended on December 31, 2014. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2015 by $0.5 million, $1.4 million and $2.4 million, respectively. We entered into three interest rate swap agreements in 2015 with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018; March 29,

2018 through March 31, 2020; and March 31, 2020 through June 30, 2021, respectively.  We entered into these interest rate swap agreements to hedge the variability in future cash flows associated with our variable-term loans. We have counterparty credit risk resulting from the interest rate swaps, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  The interest rate swaps’ negative fair value at December 31, 2015 was $1.5 million, of which $0.3 million and $1.2 million are included in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively.

As of December 31, 2015, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2015 by $0.0 million, $0.1 million and $0.1 million, respectively.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015. Disclosure controls and procedures are defined by Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10‑K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2015.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2016.

DOUGLAS DYNAMICS, INC.

By:	/s/ James Janik
James L. Janik Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2016.

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

Exhibit Number	Title
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

10.22#

Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.33 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.23#

Alternative Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

Exhibit Number	Title
10.24#

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

10.27#

Form of Restricted Stock Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.28#

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

10.30#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].
10.31#	Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2011.]
10.32#

Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012.]

10.33#

Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012.]

10.34#

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
99.1

Proxy Statement for the 2015 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2015; except to the extent specifically incorporated by reference, the Proxy Statement for the 2015 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K]

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit Number	Title

#A management contract or compensatory plan or arrangement.

*Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Dynamics, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Dynamics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 8, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

We have audited Douglas Dynamics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Douglas Dynamics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Douglas Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 8, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 8, 2016

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$36,844	$24,195
Accounts receivable, net	67,707	60,918
Inventories	51,584	48,248
Refundable income taxes paid	4,850	-
Deferred income taxes	6,154	7,004
Prepaid and other current assets	2,104	2,156
Total current assets	169,243	142,521
Property, plant and equipment, net	42,636	37,546
Goodwill	160,932	160,962
Other intangible assets, net	127,647	135,009
Deferred financing costs, net	2,337	2,485
Other long-term assets	2,708	1,920
Total assets	$505,503	$480,443

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,555	$9,753
Accrued expenses and other current liabilities	25,549	33,670
Income tax payable	-	642
Current portion of long-term debt	1,629	1,629
Total current liabilities	41,733	45,694
Retiree health benefit obligation	6,656	6,774
Pension obligation	10,839	12,316
Deferred income taxes	54,932	49,853
Long-term debt, less current portion	184,843	186,471
Other long-term liabilities	6,004	6,046
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,387,797 and 22,282,628 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	224	223
Additional paid-in capital	141,626	138,268
Retained earnings	64,829	40,826
Accumulated other comprehensive loss, net of tax	(6,183)	(6,028)
Total shareholders' equity	200,496	173,289
Total liabilities and shareholders' equity	$505,503	$480,443

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2015	2014	2013
Net sales	$400,408	$303,511	$194,320
Cost of sales	267,545	187,185	128,670
Gross profit	132,863	116,326	65,650
Selling, general, and administrative expense	48,150	38,239	31,872
Intangibles amortization	7,362	5,803	5,625
Loss recognized on assets held for sale	-	67	647
Income from operations	77,351	72,217	27,506
Interest expense, net	(10,895)	(8,129)	(8,328)
Loss on extinguishment of debt	-	(1,870)	-
Other expense, net	(193)	(221)	(161)
Income before taxes	66,263	61,997	19,017
Income tax expense	22,087	22,036	7,378
Net income	$44,176	$39,961	$11,639
Less: Net income attributable to participating securities	604	609	179
Net income attributable to common shareholders	$43,572	$39,352	$11,460
Earnings per share:
Basic earnings per common share attributable to common shareholders	$1.95	$1.78	$0.52
Earnings per common share assuming dilution attributable to common shareholders	$1.94	$1.77	$0.51
Cash dividends declared and paid per share	$0.89	$0.87	$0.84

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended December 31,
	2015	2014	2013
Net income	$44,176	$39,961	$11,639
Adjustment for pension and postretirement benefit liability, net of tax of ($495) in 2015, $3,346 in 2014 and ($3,838) in 2013	782	(5,350)	6,062
Adjustment for interest rate swap, net of tax of $564 in 2015, ($114) in 2014 and ($102) in 2013	(937)	184	160
Comprehensive income	$44,021	$34,795	$17,861

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total

Balance at December 31, 2012	22,130,996	$221	$133,072	$27,523	$(7,084)	$153,732
Net income	—	—	—	11,639	—	11,639
Dividends paid	—	—	—	(18,699)	—	(18,699)
Adjustment for pension and postretirement benefit liability, net of tax of ($3,838)	—	—	—	—	6,062	6,062
Adjustment for interest rate swap, net of tax of ($102)	—	—	—	—	160	160
Shares withheld on restricted stock vesting	—	—	(160)	—	—	(160)
Stock based compensation	92,458	1	2,586	—	—	2,587
Balance at December 31, 2013	22,223,454	$222	$135,498	$20,463	$(862)	$155,321
Net income	—	—	—	39,961	—	39,961
Dividends paid	—	—	—	(19,598)	—	(19,598)
Adjustment for pension and postretirement benefit liability, net of tax of $3,346	—	—	—	—	(5,350)	(5,350)
Adjustment for interest rate swap, net of tax of ($114)	—	—	—	—	184	184
Shares withheld on restricted stock vesting	—	—	(97)	—	—	(97)
Stock based compensation	59,174	1	2,867	—	—	2,868
Balance at December 31, 2014	22,282,628	$223	$138,268	$40,826	$(6,028)	$173,289
Net income	—	—	—	44,176	—	44,176
Dividends paid	—	—	—	(20,173)	—	(20,173)
Adjustment for pension and postretirement benefit liability, net of tax of ($495)	—	—	—	—	782	782
Adjustment for interest rate swap, net of tax of $564	—	—	—	—	(937)	(937)
Shares issued from exercise of stock options	26,350	—	111	—	—	111
Shares withheld on restricted stock vesting	—	—	(27)	—	—	(27)
Stock based compensation	78,819	1	3,274	—	—	3,275
Balance at December 31, 2015	22,387,797	$224	$141,626	$64,829	$(6,183)	$200,496

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2015	2014	2013
Operating activities
Net income	$44,176	$39,961	$11,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,281	9,225	8,693
Inventory step up of acquired business included in cost of sales	1,956	-	-
Amortization of deferred financing costs and debt discount	720	759	758
Loss on extinguishment of debt	-	1,870	-
Loss recognized on impairment of assets held for sale	-	67	647
Stock-based compensation	3,275	2,868	2,587
Provision for losses on accounts receivable	305	577	329
Deferred income taxes	5,807	(326)	10,728
Earnout liability	623	947	3,951
Changes in operating assets and liabilities:
Accounts receivable	(7,094)	(4,201)	(16,643)
Inventories	(5,292)	(3,963)	6,445
Prepaid refundable income taxes and other assets	(5,886)	2,085	1,717
Accounts payable	4,802	(3,199)	1,559
Accrued expenses and other current liabilities	3,138	6,595	2,885
Benefit obligations and other long-term liabilities	(2,346)	482	(3,047)
Net cash provided by operating activities	56,465	53,747	32,248
Investing activities
Capital expenditures	(10,009)	(5,254)	(2,775)
Proceeds from sale of equipment and assets held for sale	-	1,018	-
Acquisition of businesses	(11,818)	(86,693)	(26,734)
Net cash used in investing activities	(21,827)	(90,929)	(29,509)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(27)	(97)	(160)
Proceeds from exercise of stock options	111
Payments of financing costs	-	(2,132)	-
Borrowings on long-term debt	-	188,100	-
Dividends paid	(20,173)	(19,598)	(18,699)
Short-term borrowings (repayments), net	-	(13,000)	13,000
Repayment of long-term debt	(1,900)	(111,760)	(1,152)
Net cash provided by (used in) financing activities	(21,989)	41,513	(7,011)
Change in cash and cash equivalents	12,649	4,331	(4,272)
Cash and cash equivalents at beginning of year	24,195	19,864	24,136
Cash and cash equivalents at end of year	$36,844	$24,195	$19,864
Supplemental disclosure of cash flow information
Income taxes paid	$21,633	$17,012	$2,355
Interest paid	$10,519	$7,505	$7,597

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

Douglas Dynamics, Inc. (the “Company,”) manufactures vehicle attachments and equipment. The Company’s portfolio includes snow and ice management attachments sold under the BLIZZARD®, FISHER®, SNOWEX® and WESTERN® brands, turf care equipment under the TURFEX® brand, and industrial maintenance equipment under the SWEEPEX® brand.  On December 31, 2014, the Company acquired Henderson Enterprises Group, Inc. (“Henderson”). The acquisition provides the Company with Henderson’s diverse product portfolio including ice control equipment, snow plows, dump bodies, muni-bodies, and replacement parts. The Company acquired Henderson’s brands, and access to Henderson’s network of authorized dealers in addition to Henderson’s six truck equipment distribution centers.  The Company is headquartered in Milwaukee, WI and currently has manufacturing facilities in Milwaukee, WI, Rockland, ME, and Madison Heights, MI. The Company closed its Johnson City, TN facility in August 2010 and sold this facility on April 30, 2014. With the Henderson acquisition, the Company also has a production facility in Manchester, Iowa and operates six truck equipment installation and distribution centers in New York, Iowa, Missouri, Ohio, New Jersey and Illinois. The Company operates as a single segment.

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

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2015, 2014 and 2013, distributors financed purchases of $7,584,  $5,646 and $2,926 through this financing program, respectively. At both December 31, 2015 and December 31, 2014, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2015 and 2014 was $2,788 and $1,889, respectively. The Company was required to repurchase repossessed inventory of $13,  $0, and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

As required by the Company’s prior debt agreement the Company entered into an interest rate swap agreement in the second quarter of 2011 to hedge against the potential impact on earnings from increases in market interest rates.  Under the interest rate swap agreement, effective as of July 18, 2011 the Company either received or made payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap agreement expired in December of 2014.  On December 31, 2014, the Company amended its senior credit facility, which no longer required the Company to have a hedge agreement in place.

The Company is a counterparty to interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company will either receive or make payments on a  monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  The negative fair value of the interest rate swap, net of tax, of ($937) at December 31, 2015 is included in “Accumulated other comprehensive loss” on the balance sheet.   This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820.

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

Years ended December 31, 2015, 2014 and 2013

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

Depreciation expense was $4,919,  $3,422, and $3,068 for the years ended December 31, 2015, 2014 and 2013, respectively.

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $5,272,  $4,682 and $3,509 for the years ended December 31, 2015, 2014 and 2013, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in the results of operations.

Impairment of long‑lived assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long‑lived assets were impaired as of December 31, 2015 and 2014.

Goodwill and other intangible assets

Goodwill and indefinite‑lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite‑lived intangible assets is estimated based upon an income and market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting units to its carrying value. The Company has determined it has two reporting units. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss may be recognized. The Company has determined that goodwill and indefinite lived assets were not impaired as of December 31, 2015 and 2014.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangible over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15  to 19.5 years and noncompete agreements over 4  to 5 years. The Company acquired a backlog in conjunction with the Henderson acquisition on December 31, 2014 which was amortized in the first half of 2015. There were no indicators of impairment during the years ended December 31, 2015 and 2014.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

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

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2012	$2,794
Amortization of deferred financing costs	(578)
Balance at December 31, 2013	2,216
Write-off of unamortized deferred financing costs	(701)
Deferred financing costs capitalized on new debt	1,549
Amortization of deferred financing costs	(579)
Balance at December 31, 2014	2,485
Amortization of deferred financing costs	(148)
Balance at December 31, 2015	$2,337

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

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long‑term debt:

	Fair Value at 12/31/2015	Fair Value at 12/31/2014
Assets:
Other long-term assets (a)	$2,500	$1,725

Total Assets	$2,500	$1,725

Liabilities:
Long term debt (b)	185,540	187,160
Earnout - Henderson (c)	761	600
Earnout - Trynex (d)	1,606	1,987
Interest rate swap (e)	1,501	-

Total Liabilities	$189,408	$189,747

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

(c)

Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $319 and $442, respectively, at December 31, 2015 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	December 31,

	2015	2014
Beginning Balance	$600	-
Additions	-	600
Adjustments to fair value	322	-
Payment to former owners	(161)	-
Ending balance	$761	$600

(d)

Included in accrued expenses and other current liabilities in the amount of $1,606 at December 31, 2015 is the fair value of an obligation for the potential earn out incurred in conjunction with the acquisition of substantially all of TrynEx Inc.’s (“TrynEx”) assets. Meanwhile, $1,987 was included in other long term liabilities at December 31, 2014.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

	December 31,

	2015	2014

Beginning Balance	$1,987	$3,587
Additions	—	—
Adjustments to fair value	(113)	400
Payments to former owners	(268)	(2,000)
Ending balance	$1,606	$1,987
(e)

 Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $286 and $1,215 at December 31, 2015 are included in accrued expenses and other current liabilities and other long-term liabilities, respectively.

Concentration of credit risk

The Company’s cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2015, 2014 and 2013.

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

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

Defined benefit plans

The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Management reviews underlying assumptions on an annual basis. Refer to Note 11.

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, CD‑ROM, and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $4,511, $4,393 and $3,037 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also provides its distributors with pre‑approved, cooperative advertising programs, which are recorded as advertising expense in selling, general and administrative expense. All costs associated with the Company’s advertising programs are expensed as incurred.

Shipping and handling costs

Generally, shipping and handling costs are paid directly by the customer to the shipping agent. Those shipping and handling costs billed by the Company are recorded as a component of sales with the corresponding costs included in cost of sales.

Share‑based payments

The Company applies the guidance codified in ASC 718, Compensation—Stock Compensation. This standard requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). Because the Company used the minimum‑value method to measure compensation cost for employee stock options prior to January 1, 2006, the date on which ASC 718 was adopted, under this previous guidance, it was required to use the prospective method of adoption for this standard. Under the prospective method, the Company continues to account for non‑vested awards outstanding at the date of adoption using the same method as prior to adoption for financial statement recognition purposes. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of ASC 718.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non‑owner resources and is comprised of net income or loss and “other comprehensive income (loss)”. The Company’s other comprehensive income (loss) is comprised of the adjustments for pension and postretirement benefit liabilities as well as the impact of its interest rate swaps. The Company had an interest rate swap contract on $50,000 notional amount of the prior term loan that expired in December 2014.    On December 31, 2014 the company amended its senior credit facility, which no longer required the Company to enter into a hedge agreement.   The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and London Interbank Offered Rate (“LIBOR”) plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  See Note 18 for the components of accumulated other comprehensive loss.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

Segment Reporting

The Company operates in and reports as a single operating segment, which is the manufacture and sale of snow and ice control products. Net sales are generated through the sale of snow and ice control products and accessories to distributors. The chief operating decision maker (the Company’s Chief Executive Officer) manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes and methods of distribution. All of the Company’s identifiable assets are located in the United States. The Company’s sales outside North America are not material, representing less than 1% of net sales.

The Company’s product offerings primarily consist of snow and ice control products and accessories. Equipment and parts and accessories are each a similar class of products based on similar customer usage.

	Year ended December 31,
	2015	2014	2013
Equipment	$349,423	$254,234	$164,460
Parts and accessories	50,985	49,277	29,860
Net Sales	$400,408	$303,511	$194,320

3. Acquisitions

On December 31, 2014, the Company acquired all of the outstanding common stock of Henderson for the purpose of expanding its current market presence in the snow and ice segment. Total consideration was $98,511 including a working capital adjustment of $4,688 and a separate payment to one of the former shareholders of $3,340.  The Company paid the former shareholders of Henderson $4,688 of the working capital adjustment in the year ended December 31, 2015 and had an outstanding payable to a former Henderson shareholder at December 31, 2014. The outstanding payable to the former Henderson shareholder was $3,340 at December 31, 2014 and was included in accrued expenses and other current liabilities until it was paid to the former shareholder in the year ended December 31, 2015. The acquisition was financed through amending the Company’s senior credit facility as discussed below in Note 7 and through the use of on hand cash. The Company incurred $1,815 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Consolidated Statements of Income in the year ended December 31, 2014.

The following table summarizes the final allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Cash and cash equivalents	$3,950
Accounts receivable	14,951
Inventories	16,308
Refundable income taxes paid	1,206
Deferred income taxes - current	823
Other current assets	876
Property and equipment	10,848
Goodwill	47,800
Intangible assets	17,390
Other assets - long term	74
Accounts payable and other current liabilities	(24,083)
Deferred income taxes - long term	(3,202)
Other liabilities - long term	(248)
Total	$86,693

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. The Company only expects to be able to deduct unamortized intangible assets and goodwill that existed at the time of the acquisition of $4,218 as only the existing goodwill and intangible assets are deductible as a result of not making an election under Section 338(h)(10) of the Internal Revenue Code.  The remaining useful lives of intangible assets and goodwill for income tax purposes is 8.4 years.  For book purposes,  the acquired intangible assets include customer relationships of $8,300 being amortized over 15 years, patents of $3,200 being amortized over 10 years, non-compete agreements of $2,090 being amortized over 4 years,  $200 backlog being amortized over six months and trademarks of $3,600 that possess indefinite lives.

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

Years ended December 31, 2015, 2014 and 2013

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

4. Inventories

Inventories consist of the following:

	December 31,
	2015	2014

Finished goods and work-in-process	$40,984	$38,906
Raw material and supplies	10,600	9,342
	$51,584	$48,248

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

5. Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2015	2014

Land	$1,500	$1,500
Land improvements	3,010	2,292
Leasehold improvements	859	499
Buildings	24,476	21,918
Machinery and equipment	35,628	31,780
Furniture and fixtures	11,657	10,070
Mobile equipment and other	2,255	1,999
Construction-in-process	2,155	1,930
Total property, plant and equipment	81,540	71,988
Less accumulated depreciation	(38,904)	(34,442)
Net property, plant and equipment	$42,636	$37,546

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

6. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2015
Indefinite-lived intangibles:
Trademark and tradenames	$63,600	$-	$63,600
Amortizable intangibles:
Dealer network	80,000	47,000	33,000
Customer relationships	19,120	3,129	15,991
Patents	19,636	8,269	11,367
Noncompete agreements	7,140	5,573	1,567
Trademarks	5,459	3,337	2,122
Backlog	200	200	-
License	20	20	-

Amortizable intangibles, net	131,575	67,528	64,047

Total	$195,175	$67,528	$127,647

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2014
Indefinite-lived intangibles:
Trademark and tradenames	$63,600	$—	$63,600
Amortizable intangibles:
Dealer network	80,000	43,000	37,000
Customer relationships	19,120	1,990	17,130
Patents	19,636	7,121	12,515
Noncompete agreements	7,140	5,050	2,090
Trademarks	5,459	2,985	2,474
Backlog	200	-	200
License	20	20	-

Amortizable intangibles, net	131,575	60,166	71,409

Total	$195,175	$60,166	$135,009

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

Amortization expense for intangible assets was $7,362, $5,803 and $5,625 for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense for the next five years is as follows:

2016	$6,903
2017	6,903
2018	6,903
2019	6,382
2020	6,360

The weighted average remaining life for intangible assets is 10.7 years at December 31, 2015.

7. Long‑Term Debt

Long‑term debt is summarized below:

	December 31,
	2015	2014

Term Loan, net of debt discount of $1,629 and $1,900 at December 31, 2015 and December 31, 2014, respectively	$186,472	$188,100
Less current maturities	1,629	1,629
	$184,843	$186,471

The scheduled maturities on long term debt at December 31, 2015, are as follows:
2016	$1,629
2017	1,629
2018	1,629
2019	1,629
2020	1,629
Thereafter	178,327
$186,472

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

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

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

At December 31, 2015, the Company had outstanding borrowings under the term loan of $186,472 and no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $99,440.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

payment of dividends. In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility. At December 31, 2015, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2015, the Company was not required to make an excess cash flow payment.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at December 31, 2015 was $1,501,  of which $286 and $1,215 are included in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2015	2014

Payroll and related costs	$8,927	$7,716
Employee benefits	4,113	3,860
Accrued warranty	7,423	6,279
Amounts due to sellers	-	11,824
Other	5,086	3,991
	$25,549	$33,670

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2015	2014	2013

Balance at the beginning of the period	$6,279	$3,808	$3,628
Establish warranty liability for TrynEx	-	-	600
Establish warranty liability for Henderson	-	697	-
Warranty provision	4,931	4,574	1,452
Claims paid/settlements	(3,787)	(2,800)	(1,872)
Balance at the end of the period	$7,423	$6,279	$3,808

10. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2015	2014	2013
Current:
Federal	$15,298	$17,347	$712
State	2,057	1,774	(190)
	17,355	19,121	522
Deferred:
Federal	6,103	2,025	5,582
State	(1,371)	890	1,274
	4,732	2,915	6,856
	$22,087	$22,036	$7,378

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Federal income tax expense at statutory rate	$23,192	$21,699	$6,656
State taxes, net of federal benefit	1,077	1,694	236
Valuation allowance changes	(1,028)	-	-
Change in uncertain tax positions, net	43	8	8
Research and development credit	(241)	(249)	(305)
Rate change	(30)	366	758
Manufacturing tax benefits	(1,302)	(1,612)	(44)
Other	376	130	69
	$22,087	$22,036	$7,378

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$492	$619
Inventory reserves	928	775
Warranty liability	2,717	2,289
Deferred compensation	733	676
Earnout liabilities	1,367	1,347
Pension and retiree health benefit obligations	3,375	4,657
Accrued vacation	720	620
Medical claims reserve	75	155
State net operating losses	3,164	2,417
Other accrued liabilities	3,229	4,027
Valuation allowance for state net operating losses	(647)	(1,600)
Total deferred tax assets	16,153	15,982
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(57,496)	(52,409)
Accelerated depreciation	(7,239)	(5,978)
Other	(196)	(444)
Total deferred tax liabilities	(64,931)	(58,831)
Net deferred tax liabilities	$(48,778)	$(42,849)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $3,164. These loss carry-forwards will begin to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $647 is necessary at December 31, 2015 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2015	2014
Balance at beginning of year	$592	$336
Increases for tax positions taken in the current year	27	248
Increases for tax position taken in prior years	16	8
Balance at the end of year	$635	$592

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $388 at December 31, 2015. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $110 and $100 of accrued interest and penalties is reported as an income tax liability at December 31, 2015 and 2014, respectively. The liability for unrecognized tax benefits is reported in Other Long‑term Liabilities on the consolidated balance sheets at December 31, 2015 and 2014.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

The Company files income tax returns in the United States (Federal), Wisconsin (state), Maine (state) and various other states. Tax years open to examination by tax authorities under the statute of limitations include 2014 for Federal and 2011 through 2014 for most states. Tax returns for the 2015 tax year have not yet been filed.

11. Employee Retirement Plans

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

The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

	December 31
	2015	2014

Benefit obligation at beginning of year	$38,362	$31,715
Service cost	257	216
Interest cost	1,489	1,496
Actuarial (gain) loss	(1,662)	6,156
Benefits paid	(1,229)	(1,221)
Benefit obligation at end of year	37,217	38,362
Fair value of plan assets at beginning of year	26,046	24,638
Actual return (loss) on plan assets	(214)	1,221
Employer contributions through December 31	1,775	1,408
Benefits paid	(1,229)	(1,221)
Fair value of plan assets at end of year	26,378	26,046
	$(10,839)	$(12,316)

The components of net periodic pension cost consisted of the following for the years ended December 31,

	2015	2014	2013
Components of net periodic pension cost:
Service cost	$257	$216	$246
Interest cost	1,489	1,496	1,449
Expected return on plan assets	(1,630)	(1,631)	(1,409)
Amortization of net loss	1,021	203	1,205
Net periodic pension cost	$1,137	$284	$1,491

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

The accumulated benefit obligation for all pension plans as of December 31, 2015 and 2014,  was $36,749 and $38,226, respectively.

In accordance with its adoption of ASC 715‑20, the Company uses December 31 as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2015	2014	2013
Discount rates	3.9% - 4.0%	4.8% - 4.9%	4.1%
Rates of increase in compensation levels:
Salaried	3.5	3.5	3.5
Hourly	N/A	N/A	N/A
Expected long-term rate of return on assets	7.25	7.25	7.25

The discount rate used to determine the benefit obligation at December 31, 2015 was 4.5% for the both the hourly and salaried pension plans. Meanwhile the discount rate used to determine the benefit obligation at December 31, 2014 was 4.0% and 3.9% for the hourly and salaried pension plans, respectively.

For 2016, the expected long‑term rate of return on plan assets is 7.25%. To determine the long‑term rate of return assumption for plan assets, the Company studies historical markets and preserves the long‑term historical relationships between equities and fixed‑income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long‑term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

The expected benefit payments under the pension plans are as follows:

2016	$1,380
2017	1,400
2018	1,420
2019	1,410
2020	1,480
2021-2025	8,950

The Company made required minimum pension funding contributions of $775 and a voluntary contribution of $1,000 to the pension plans in 2015 and currently expects to make $967 of required minimum pension funding contributions in 2016.

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans, which is designed to achieve long‑term objectives of return, while mitigating downside risk and considering expected cash flows. The current weighted‑average target asset allocations are reflective of actual investments at December 31, 2015 and 2014. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

The Company’s weighted‑average asset allocation and actual allocation for the qualified pension plans by asset category at December 31 is as follows:

	Target	2015		2014
Large Cap Equity	37%	$8,819	34%	$9,417	36%
Mid Cap Equity	4%	774	3%	1,005	4%
Small Cap Equity	3%	283	1%	1,019	4%
International Equity	12%	2,633	10%	2,546	10%
Emerging Markets Equity	2%	640	2%	645	2%
Fixed Income and Cash Equivalents	34%	10,554	40%	8,794	34%
Real Estate	8%	2,675	10%	2,620	10%

Total	100%	$26,378	100%	$26,046	100%

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

The fair values of the Company’s pension plan assets as of December 31, 2015 are as follows:

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$14,460	$—	$14,460	$—
Fixed-income holdings	10,554	—	10,554	—
Alternative investments	1,364	—	—	1,364

Total pension plan assets	$26,378	$—	$25,014	$1,364

The fair values of the Company’s pension plan assets as of December 31, 2014 are as follows:

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$15,936	$—	$15,936	$—
Fixed-income holdings	8,794	—	8,794	—
Alternative investments	1,316	—	—	1,316

Total pension plan assets	$26,046	$—	$24,730	$1,316

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3):

	December 31,
	2015	2014
Balance, beginning of year	$1,316	$1,226
Deposits	89	70
Actual return on plan assets held at reporting date	173	155
Withdrawals	(214)	(135)
Balance, end of year	$1,364	$1,316

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

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,044	$4,874
Service cost	229	159
Interest cost	256	213
Participant contributions	45	63
Changes in actuarial assumptions	(508)	1,895
Benefits paid	(170)	(160)
Projected benefit obligation at end of year	$6,896	$7,044
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$240	$270
Retiree health benefit obligation	6,656	6,774
	$6,896	$7,044

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2015	2014	2013
Components of net postretirement health benefit cost:
Service cost	$229	$159	$250
Interest cost	256	213	245
Amortization of net gain	(69)	(398)	(172)
Net postretirement healthcare benefit cost (income)	$416	$(26)	$323

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2015	2014	2013
Discount rate	3.7%	4.5%	3.7%
Immediate healthcare cost trend rate	*	**	7.0
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	60	80

* Health Care Cost Trend rate is assumed to be 7.0%  beginning in 2015 gradually reducing to an ultimate rate of 4.5% in 2024.

**Health Care Cost Trend rate is assumed to be 7.0%  and 6.0% for Pre-65 participants and Post – 65 participants, respectively, beginning in 2014 gradually reducing to an ultimate rate of 4.5% in 2023.

***Health Care Cost Trend rate is assumed to be 7.0% beginning in 2013 gradually reducing to an ultimate rate of 4.5% in 2020.

The discount rate used to determine the benefit obligation at December 31, 2015 and 2014 is 4.5% and 3.7%, respectively. For December 31, 2015, the health care cost trend rate is assumed to be 7.0% beginning in 2015 gradually reducing to an ultimate rate of 4.5% in 2024.  For December 31, 2014, the health care cost trend rate is assumed to be 7.0% and 6.0% for Pre-65 participants and Post – 65 participants, respectively, beginning in 2015 gradually reducing to an ultimate rate of 4.5% in 2023 for both participants under 65 and over 65. For December 31, 2013, the health care cost trend rate is assumed to be 7.0% for participants under 65 and 5.0% for those over 65 beginning in 2014 gradually reducing to an ultimate rate of 4.5% in 2020 for both participants under 65 and over 65.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

A one percentage point change in the healthcare cost trend rate would have the following effect at December 31, 2015:

	1%	1%
	Increase	Decrease
Effect on total service and interest cost	$63	$(55)
Effect on postretirement benefit obligation	773	(676)

Amounts included in other comprehensive loss, net of tax, at December 31, 2015, which have not yet been recognized in net periodic pension or OPEB cost, were net actuarial gain (loss) of ($6,294) and $1,048 for the pension plans and postretirement healthcare benefit plans, respectively. The estimated actuarial gain (loss) for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension or OPEB cost during 2016 are ($724) and $127 for the pension plans and postretirement healthcare benefit plans, respectively.

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

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. The Company matching contributions to the plan were approximately $377,  $255 and $213 for the years ended December 31, 2015, 2014 and 2013, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non‑discretionary employer contributions. The Company made non‑discretionary employer contributions of $1,264,  $1,021 and $807 in the years ended December 31, 2015, 2014 and 2013, respectively.

The Company additionally made contributions in the year ended December 31, 2015 of $299 into a separate Henderson defined contribution plan.  The Company intends to merge the plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2016.

Non‑qualified pslan

The Company also maintains a supplemental non‑qualified plan for certain officers and other key employees. Expense for this plan was  $496 and $509 for the years ended December 31, 2015 and 2014, respectively. The amount accrued was $2,482 and $1,708 as of December 31, 2015 and 2014, respectively. Amounts were determined based on the fair value of the liability at December 31, 2015 and 2014, respectively.

12. Stock‑Based Compensation

Amended and Restated 2004 Stock Incentive Plan

As of December 31, 2015, no additional shares of common stock were reserved for issuance upon the exercise of stock options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).   No further awards are permitted to be issued under the A&R 2004 Plan.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

2010 Stock Incentive Plan

In connection with the IPO, in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders.  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance‑based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non‑employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2015, the Company had 1,372,159 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

There were 26,350 stock options exercised with respect to the Company’s stock under the A&R 2004 Plan during the year ended December 31, 2015.   The option holder paid the Company the required aggregate exercise price of $111 for options exercised at the time of the exercise.   Stock options were previously expensed over the vesting period and therefore no additional expense was recorded at the time of the exercise.   There were no stock options exercised in the years ended December 31, 2014 or 2013.  Meanwhile, there were 37,240 options outstanding at both December 31, 2014 and December 31, 2013 with a weighted average exercise price of $4.21 per share.   There were 10,890 shares that were cancelled during the year ended December 31, 2015.

As of December 31, 2015,  there were no unexercised stock options.    As of December 31, 2014 and 2013, the weighted‑average remaining contractual life of all outstanding options was 1.7 and 2.7 years, respectively. As of 2014 and 2013, the weighted‑average remaining contractual life of all exercisable options was 1.7 and 2.7 years, respectively.

The aggregate intrinsic value of the options at December 31, 2014 was $641 for both options outstanding and exercisable.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

Restricted Stock

Restricted stock carries both voting and dividend rights. A summary of restricted stock activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2012	208,823	$12.63	1.94	years
Granted	44,022	14.78	2.00	years
Vested	(82,942)	12.97
Cancelled and forfeited	—	—
Unvested at December 31, 2013	169,903	13.03	1.34	years
Granted	—	—	—
Vested	(84,882)	13.05
Cancelled and forfeited	—	—
Unvested at December 31, 2014	85,021	13.02	0.51	years
Granted	—	—	—
Vested	(70,320)	12.65
Cancelled and forfeited	—	—

Unvested at December 31, 2015	14,701	$14.78	0.01	years

Expected to vest in the future at December 31, 2015	14,701	$14.78	0.01	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $385,  $891, and $1,126 of compensation expense related to restricted stock awards for the years ended December 31, 2015, 2014, and 2013, respectively. The unrecognized compensation expense for shares expected to vest as of December 31, 2015 and 2014 was approximately $0 and $360, respectively.

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

In 2013, the Company’s compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $303 and $278 in additional expense in the years ended December 31, 2015 and 2014, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. The Company’s nominating and governance committee also approved a retirement provision for the RSUs issued to non‑employee

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant	Contractual
		Date
	Shares	Fair value	Term

Unvested at December 31, 2012	26,046	$14.73	0.72	years
Granted	70,324	14.52	0.82	years
Vested	(53,022)	14.68
Cancelled and forfeited	—	—
Unvested at December 31, 2013	43,348	14.46	1.55	years
Granted	140,291	15.29	0.73	years
Vested	(102,016)	15.13
Cancelled and forfeited	—	—
Unvested at December 31, 2014	81,623	15.05	1.09	years
Granted	116,141	18.72	0.40	years
Vested	(147,217)	16.51
Cancelled and forfeited	(1,882)	15.82

Unvested at December 31, 2015	48,665	$17.33	1.00	years

Expected to vest in the future at December 31, 2015	46,913	$17.33	1.00	years

The Company recognized $1,643, $1,247 and $852 of compensation expense related to the RSU awards in the years ended December 31, 2015, 2014 and 2013, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2015, expected to be earned through the requisite service period was approximately $403 and is expected to be recognized through 2018.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2015, 2014 and 2013 that are subject to performance conditions. Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs of which one third will vest immediately upon issuance. The remaining RSU’s issued will be subject to vesting over the two years following the end of the performance period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. As of December 31, 2015, the performance conditions for share units granted in the year ended December 31, 2015 have been met. Thus, in the first quarter of 2016, management estimates that 71,428 performance shares units will be converted into RSU’s. Meanwhile, in the first quarter of 2015 and 2014 there were 71,981 and 74,516 performance share units that converted into RSU’s, respectively. Upon conversion, the first third of the RSU’s issued will immediately vest and be converted into common shares. The remaining two thirds of the RSU’s issued will vest ratably over the remaining two‑year vesting period. The fair value per share of the awards is the closing stock price on the date of grant, which was $22.63,  $16.30 and $14.40 for the 2015, 2014 and 2013 grants, respectively.  The Company recognized $1,247,  $730 and $609 of compensation expense related to the awards granted in the years ended December 31, 2015 2014, and 2013, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2015, expected to be recognized through the requisite service period was $349  and is expected to be recognized through 2018.

13. Earnings Per Share

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

Years ended December 31, 2015, 2014 and 2013

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

	2015	2014	2013
Basic earnings per common share
Net income	$44,176	$39,961	$11,639
Less income allocated to participating securities	604	609	179
Net income allocated to common shareholders	$43,572	$39,352	$11,460
Weighted average common shares outstanding	22,329,044	22,168,500	22,029,374
	$1.95	$1.78	$0.52
Earnings per common share assuming dilution
Net income	$44,176	$39,961	$11,639
Less income allocated to participating securities	604	609	179
Net income allocated to common shareholders	$43,572	$39,352	$11,460
Weighted average common shares outstanding	22,329,044	22,168,500	22,029,374
Incremental shares applicable to stock based compensation	12,731	20,346	37,800
Weighted average common shares assuming dilution	22,341,775	22,188,846	22,067,174
	$1.94	$1.77	$0.51

14. Commitments and Contingencies

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

As a result of the Henderson acquisition, the Company leases facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2015:

Total Leases

2016	$472
2017	415
2018	419
2019	401
2020	269
Thereafter	852
Total lease obligations	$2,828

The Company incurred $485 of operating lease rent expense related to its facilities in the year ended December 31, 2015, while the Company did not incur rental expense charged to operations in the year ended December 31, 2014 as Henderson was acquired December 31, 2014.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

15. Impairment of Assets Held For Sale

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

16. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2015 and 2014, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 22,387,797 and 22,282,628 shares were issued and outstanding as of December 31, 2015 and 2014, respectively. The par value of the common stock is $0.01 per share.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

17. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Balance at	Additions	Changes to	Balance at
	beginning	charged to	reserve, net(1)	end of year
	of year	earnings
Year ended December 31, 2015
Allowance for doubtful accounts	$1,667	$305	$(629)	$1,343
Reserves for inventory	2,452	2,251	(2,099)	2,604
Valuation of deferred tax assets	1,600	-	(953)	647
Year ended December 31, 2014
Allowance for doubtful accounts	$1,051	$577	$39	$1,667
Reserves for inventory	1,599	1,752	(899)	2,452
Valuation of deferred tax assets	1,395	-	205	1,600
Year ended December 31, 2013
Allowance for doubtful accounts	$600	$329	$122	$1,051
Reserves for inventory	1,199	757	(357)	1,599
Valuation of deferred tax assets	1,374	-	21	1,395

(1)

Increases (deductions) from the allowance for doubtful accounts equal accounts receivable written off and increases related to acquired businesses, less recoveries, against the allowance.  Increases (deductions) from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of and increases for related to acquired businesses.  Increases (deductions) to the valuation of deferred tax assets relate to the reversals due to changes in management’s judgments regarding the future realization of the underlying deferred tax assets.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

18. Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2015 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2014	$-	$807	$(6,835)	$(6,028)
Other comprehensive gain (loss) before reclassifications	(937)	285	(112)	(764)
Amounts reclassified from accumulated other comprehensive loss: (1)	-	(44)	653	609

Balance at December 31, 2015	$(937)	$1,048	$(6,294)	$(6,183)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Retiree Health Benefit Obligation items:
Actuarial gains (a)	(68)
Tax expense	24

Reclassification net of tax	$(44)

Amortization of pension obligation:
Actuarial losses (a)	1,020
Tax benefit	(367)

Reclassification net of tax	$653

(a) – These components are included in the computation of benefit plan costs in Note 11.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2014 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2013	$(184)	$2,234	$(2,912)	$(862)
Other comprehensive loss before reclassifications	(2)	(1,180)	(4,049)	(5,231)
Amounts reclassified from accumulated other comprehensive loss: (1)	186	(247)	126	65
Balance at December 31, 2014	$-	$807	$(6,835)	$(6,028)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Retiree Health Benefit Obligation items:
Actuarial gain (a)	(398)
Tax expense	151

Reclassification net of tax	$(247)

Amortization of pension obligation:
Actuarial losses (a)	203
Tax benefit	(77)

Reclassification net of tax	$126

Unrealized losses on interest rate swaps reclassified to interest expense	300
Tax benefit	(114)

Reclassification net of tax	$186

(a) – These components are included in the computation of benefit plan costs in Note 11.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

19. Quarterly Financial Information (Unaudited)

	2015
	First	Second	Third	Fourth

Net sales	$53,890	$107,143	$120,565	$118,810
Gross profit	$16,437	$37,010	$40,865	$38,551
Income before taxes	$603	$20,954	$23,672	$21,034
Net income	$383	$13,104	$15,548	$15,141
Basic net earnings per common share attributable to common shareholders	$0.02	$0.58	$0.69	$0.66
Earnings per common share assuming dilution attributable to common shareholders	$0.01	$0.57	$0.68	$0.68
Dividends per share	$0.22	$0.22	$0.22	$0.22

	2014
	First	Second	Third	Fourth

Net sales	$36,396	$88,225	$78,836	$100,054
Gross profit	$14,125	$34,415	$29,090	$38,696
Income (loss) before taxes	$2,343	$22,417	$16,555	$20,682
Net income (loss)	$1,575	$14,593	$10,762	$13,031
Basic net earnings per common share attributable to common shareholders	$0.07	$0.65	$0.48	$0.58
Earnings per common share assuming dilution attributable to common shareholders	$0.07	$0.64	$0.47	$0.58
Dividends per share	$0.22	$0.22	$0.22	$0.22

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.

20.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Data)

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs are currently required to be capitalized and presented in the balance sheet as deferred charges or assets. The recognition and measurement for debt issuance costs are not affected by ASU No. 2015-03. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company has recognized these types of costs related to its senior credit facilities which will be reclassified from other assets to long-term debt liabilities when the Company adopts ASU No. 2015-03.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The ASU is effective for the Company on December 31, 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determined the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date.  The ASU is effective for the Company on December 31, 2016, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires most entities to measure most inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the "estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The ASU is effective on a prospective basis for the Company beginning on December 31, 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

21.  Subsequent Events

The Company relies on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology. After the date of these financial statements but before the date of this filing, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors. Under the settlement agreement the Company received $10,050 as part of defending its intellectual property.   The Company’s competitor has exhausted all appeals related to this matter and has paid the Company both awarded damages of $9,936 and accrued interest of $114.