Form 10-Q
period 2016-03-31
DOUGLAS DYNAMICS, INC
filed 2016-05-10
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of registrant’s common shares outstanding as of May 10, 2016 was 22,501,640.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$48,394	$36,844
Accounts receivable, net	28,965	67,707
Inventories	73,729	51,584
Refundable income taxes paid	433	4,850
Deferred income taxes	6,155	6,154
Prepaid and other current assets	2,298	2,104
Total current assets	159,974	169,243
Property, plant, and equipment, net	42,418	42,636
Goodwill	160,932	160,932
Other intangible assets, net	125,921	127,647
Other long-term assets	3,499	2,708
Total assets	$492,744	$503,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,250	$14,555
Accrued expenses and other current liabilities	16,909	25,549
Current portion of long-term debt	1,629	1,629
Total current liabilities	28,788	41,733
Retiree health benefit obligation	6,767	6,656
Pension obligation	10,641	10,839
Deferred income taxes	55,575	54,932
Long-term debt, less current portion	182,214	182,506
Other long-term liabilities	8,207	6,004
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,501,640 and 22,387,797 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	225	224
Additional paid-in capital	142,838	141,626
Retained earnings	64,746	64,829
Accumulated other comprehensive loss, net of tax	(7,257)	(6,183)
Total stockholders’ equity	200,552	200,496
Total liabilities and stockholders’ equity	$492,744	$503,166

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(unaudited)

Net sales	$48,789	$53,890
Cost of sales	34,658	37,453
Gross profit	14,131	16,437
Selling, general, and administrative expense	10,913	11,417
Intangibles amortization	1,726	1,903
Income from operations	1,492	3,117
Interest expense, net	(2,872)	(2,454)
Litigation proceeds	10,050	-
Other expense, net	(64)	(60)
Income before taxes	8,606	603
Income tax expense	3,328	220
Net income	$5,278	$383
Less net income attributable to participating securities	70	5
Net income attributable to common shareholders	$5,208	$378
Weighted average number of common shares outstanding:
Basic	22,417,337	22,247,802
Diluted	22,417,337	22,269,022
Earnings per common share:
Basic	$0.23	$0.02
Diluted	$0.23	$0.01
Cash dividends declared and paid per share	$0.24	$0.22
Comprehensive income (loss)	$4,204	$(271)

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(unaudited)

Operating activities

Net income	$5,278	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,109	3,055
Inventory step up of acquired business included in cost of sales	-	1,956
Amortization of deferred financing costs and debt discount	183	167
Stock-based compensation	1,213	1,124
Provision for losses on accounts receivable	(9)	58
Deferred income taxes	642	2,228
Earnout liability	66	232
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	38,751	36,953
Inventories	(22,145)	(24,661)
Prepaid refundable income taxes and other assets	3,432	(3,809)
Accounts payable	(4,305)	499
Accrued expenses and other current liabilities	(8,640)	(6,002)
Benefit obligations and other long-term liabilities	976	(857)
Net cash provided by operating activities	18,551	11,326
Investing activities
Capital expenditures	(1,165)	(1,254)
Acquisition of business	-	(7,931)
Net cash used in investing activities	(1,165)	(9,185)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	-	(27)
Dividends paid	(5,361)	(5,034)
Repayment of long-term debt	(475)	(475)
Net cash used in financing activities	(5,836)	(5,536)
Change in cash and cash equivalents	11,550	(3,395)
Cash and cash equivalents at beginning of period	36,844	24,195
Cash and cash equivalents at end of period	$48,394	$20,800

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share data)

1.Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2015 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on March 8, 2016.

We operate as a single business segment.

Certain reclassifications have been made to the prior period financial statements to conform to the 2016 presentation.  In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU No. 2015-03 during the quarter ended March 31, 2016 and applied it retrospectively. The adoption resulted in the reclassification of debt issuance costs from Deferred Financing Costs to Long-term Debt on the balance sheet of $2,222 and $2,337 as of March 31, 2016 and December 31, 2015, respectively.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of March 31, 2016 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015 have been prepared by the Company and have not been audited.

The Company is a counterparty to interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and London Interbank Offered Rate (“LIBOR”) plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%). The negative fair value of the interest rate swap, net of tax, of ($2,104) at March 31, 2016 is included in Accumulated other comprehensive loss on the Consolidated Balance Sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. Additionally, other comprehensive income includes the net income of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  For further disclosure, refer to Note 13 to the Unaudited Consolidated Financial Statements.

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

The Company relies on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology.  In the three months ended March 31, 2016, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors. Previously under the same lawsuit the competitor was required to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $10,050 as part of defending its intellectual property.   The proceeds of the lawsuit are included on the Consolidated Statements of Operations and Comprehensive Income as Litigation proceeds.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2016	2015
Assets:
Other long-term assets (a)	$3,264	$2,500

Total Assets	$3,264	$2,500

Liabilities:
Interest rate swaps (b)	$3,381	$1,501
Long term debt (c)	186,529	185,540
Earnout - TrynEx (d)	-	1,606
Earnout - Henderson (e)	709	761
Total Liabilities	$190,619	$189,408

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $379 and $3,002 at March 31,

2016 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $286 and $1,215 at December 31, 2015 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

(c)  The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is a Level 2 input for all periods presented. Meanwhile, long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

(d)  Included in accrued expenses and other current liabilities in the amount of $0 and  $2,032 at March 31, 2016 and March 31, 2015, respectively, is an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of substantially all of the assets of TrynEx, Inc. (“TrynEx”).  The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return.  See reconciliation of liability included below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015

Beginning Balance	$1,606	$1,987
Additions	—	—
Adjustments to fair value	—	313
Payment to former owners	(1,606)	(268)
Ending balance	$-	$2,032

(e) Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $267 and $442, respectively, at March 31, 2016 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $193 and $442, respectively, at March 31, 2015 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015

Beginning Balance	$761	$600
Additions	—	—
Adjustments to fair value	—	96
Payment to former owners	(52)	(61)
Ending balance	$709	$635

3.Inventories

Inventories consist of the following:

	March 31,	December 31,
	2016	2015

Finished goods and work-in-process	$63,901	$40,984
Raw material and supplies	9,828	10,600
	$73,729	$51,584

4.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2016	2015

Land	$1,500	$1,500
Land improvements	3,010	3,010
Leasehold Improvements	859	859
Buildings	24,481	24,476
Machinery and equipment	36,777	35,628
Furniture and fixtures	11,663	11,657
Mobile equipment and other	2,430	2,255
Construction-in-process	1,752	2,155
Total property, plant and equipment	82,472	81,540
Less accumulated depreciation	(40,054)	(38,904)
Net property, plant and equipment	$42,418	$42,636

5.Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2016	2015

Term Loan, net of debt discount of $1,561 and $1,629 at March 31, 2016 and December 31, 2015, respectively	$186,065	$186,472
Less current maturities	1,629	1,629
Long term debt before deferred financing costs	184,436	184,843
Deferred financing costs, net	2,222	2,337
Long term debt, net	$182,214	$182,506

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

At March 31, 2016, the Company had no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $97,776.  There were no outstanding borrowings on the Revolving – Credit Agreement at December 31, 2015.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At March 31, 2016, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of March 31, 2016, the Company was not required to make an excess cash flow payment.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at March 31, 2016 was $3,381, of which $379 and $3,002 are included in accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  Meanwhile, the interest rate swaps’ negative fair value at March 31, 2015 was $1,293, of which $88 and $1,205 are included in Accrued expenses and Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively. The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	March 31,	December 31,
	2016	2015

Payroll and related costs	$4,063	$8,927
Employee benefits	4,265	4,113
Accrued warranty	5,504	7,423
Other	3,077	5,086
	$16,909	$25,549

7.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.  The warranty reserve is $6,504 at March 31, 2016 of which $1,000 is included in Other long term liabilities and $5,504 is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  Meanwhile at December 31, 2015 $7,423 is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2016	2015

Balance at the beginning of the period	$7,423	$6,279
Warranty provision	471	648
Claims paid/settlements	(1,390)	(1,739)
Balance at the end of the period	$6,504	$5,188

8.Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended
	March 31,	March 31,
	2016	2015

Component of net periodic pension cost:
Service cost	$80	$64
Interest cost	410	372
Expected return on plan assets	(456)	(407)
Amortization of net loss	181	255
Net periodic pension cost	$215	$284

The Company estimates its total required minimum contributions to its pension plans in 2016 will be $967.  During the first quarter of 2016, the Company made $193 of cash contributions to the pension plans versus $226 through the same period in 2015.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended
	March 31,	March 31,
	2016	2015

Component of periodic other postretirement benefit cost:
Service cost	$53	$57
Interest cost	70	64
Amortization of net gain	(32)	(17)
Net periodic other postretirement benefit cost	$91	$104

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

`

	Three Months Ended
	March 31,	March 31,
	2016	2015
Basic earnings per common share
Net income	$5,278	$383
Less income allocated to participating securities	70	5
Net income allocated to common shareholders	$5,208	$378
Weighted average common shares outstanding	22,417,337	22,247,802
	$0.23	$0.02

Earnings per common share assuming dilution
Net income	$5,278	$383
Less income allocated to participating securities	70	5
Net income allocated to common shareholders	$5,208	$378
Weighted average common shares outstanding	22,417,337	22,247,802
Incremental shares applicable to stock based compensation	-	21,220
Weighted average common shares assuming dilution	22,417,337	22,269,022
	$0.23	$0.01

10.Employee Stock Plans

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

Restricted Stock Awards

A summary of restricted stock activity for the three months ended March 31, 2016 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2015	14,701	$14.78	0.01	years
Granted	-	-	-
Vested	(14,701)	$14.78
Cancelled and forfeited	—	—

Unvested at March 31, 2016	-	$-	-	years

Expected to vest in the future at March 31, 2016	-	$-	-	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $0 and $165 of compensation expense related to restricted stock awards granted for the three months ended March 31, 2016 and March 31, 2015, respectively.  In the year ending December 31, 2013, the company transitioned from granting restricted stock awards to granting RSUs.  The 14,701 restricted stock awards that vested in the three month period ended March 31, 2016 were the final tranche of restricted stock awards granted prior to the transition to RSUs.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2016 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs, a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $19.88. The Company recognized $127 and $127 of compensation expense related to the awards in the three months ended March 31, 2016 and March 31, 2015, respectively.   The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2016, expected to be earned through the requisite service period was approximately $1,430 and is expected to be recognized through 2019.

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

RSUs issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $528 and $303 in additional expense in the first quarter of 2016 and 2015, respectively, for employees who meet the thresholds of the retirement provision.  In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such RSUs upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the three months ended March 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2015	48,665	$17.33	1.00	years
Granted	131,765	$21.37	0.57	years
Vested	(131,638)	$20.27
Cancelled and forfeited	-	$-

Unvested at March 31, 2016	48,792	$20.30	1.74	years

Expected to vest in the future at March 31, 2016	47,035	$20.30	1.74	years

The Company recognized $742 and $832 of compensation expense related to the RSU awards in the three months ended March 31, 2016 and March 31, 2015, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of March 31, 2016, expected to be earned through the requisite service period was approximately $829 and is expected to be recognized through 2019.

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

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 38.7% and 36.5% for the three months ended March 31, 2016 and 2015, respectively.  The effective tax rate for the three months ended March 31, 2016 is higher than the corresponding period in 2015 due to state tax expense adjustments resulting from changes in apportionment.

13.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2016 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2015	$(937)	$1,048	$(6,294)	$(6,183)
Other comprehensive loss before reclassifications	(1,227)	—	—	(1,227)
Amounts reclassified from accumulated other comprehensive loss: (1)	60	(20)	113	153
Balance at March 31, 2016	$(2,104)	$1,028	$(6,181)	$(7,257)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(32)
Tax expense	12
Reclassification net of tax	$(20)
Amortization of pension items:
Actuarial losses (a)	181
Tax benefit	(68)
Reclassification net of tax	$113

Realized losses on interest rate swaps reclassified to interest expense	97
Tax benefit	(37)
Reclassification net of tax	$60

(a) These components are included in the computation of benefit plan costs in Note 8.

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2015 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2014	$-	$807	$(6,835)	$(6,028)
Other comprehensive loss before reclassifications	(802)	-	-	(802)
Amounts reclassified from accumulated other comprehensive loss: (1)	-	(11)	159	148
Balance at March 31, 2015	$(802)	$796	$(6,676)	$(6,682)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(17)
Tax expense	6
Reclassification net of tax	$(11)
Amortization of pension items:
Actuarial losses (a)	255
Tax benefit	(96)
Reclassification net of tax	$159

(a)	These components are included in the computation of benefit plan costs in Note 8.

14.  Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases: Amendments to the FASB Accounting Standards Codification. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 will be effective for the Company beginning on January 1, 2019.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the expected impact of this standard.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix) our inability to protect or continue to build our intellectual property portfolio; (x) the effects of laws and regulations and their interpretations on our business and financial condition; (xi) our inability to develop new products or improve upon existing products in response to end-user needs; (xii) losses due to lawsuits arising out of personal injuries associated with our products; (xiii) factors that could impact the future declaration and payment of dividends; (xiv) our inability to compete effectively against competition; and (xv) our inability to achieve the projected financial performance with the assets of TrynEx, which we acquired in 2013, or the business of Henderson, which we acquired in 2014 and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.    Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

The following table sets forth, for the three months ended March 31, 2016 and 2015, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2016 and 2015 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(unaudited)
	(in thousands)

Net sales	$48,789	$53,890
Cost of sales	34,658	37,453
Gross profit	14,131	16,437
Selling, general, and administrative expense	10,913	11,417
Intangibles amortization	1,726	1,903
Income from operations	1,492	3,117
Interest expense, net	(2,872)	(2,454)
Litigation proceeds	10,050	-
Other expense, net	(64)	(60)
Income before taxes	8,606	603
Income tax expense	3,328	220
Net income	$5,278	$383

The following table sets forth for the three months ended March 31, 2016 and 2015, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	71.0%	69.5%
Gross profit	29.0%	30.5%
Selling, general, and administrative expense	22.4%	21.2%
Intangibles amortization	3.5%	3.5%
Income from operations	3.1%	5.8%
Interest expense, net	(5.9)%	(4.6)%
Litigation proceeds	20.6%	-%
Other expense, net	(0.0)%	(0.0)%
Income before taxes	17.8%	1.2%
Income tax expense	6.8%	0.4%
Net income	11.0%	0.8%

Net Sales

Net sales were $48.8 million for the three months ended March 31, 2016 compared to $53.9 million in the three months ended March 31, 2015, a decrease of $5.1 million, or 9.5%. The decrease in net sales stems from lower shipments of plows as well as parts and accessories in the commercial snow and ice business when compared to the prior year period.  Specifically, due to below average levels of snowfall in the snow season ending March 31, 2016, overall sales of snow and ice control equipment decreased for the three months ended March 31, 2016 by 2.2%

compared to the corresponding period in 2015.  In addition, due to the below average levels of snowfall, parts and accessories sales decreased by 30.2% for the three months ended March 31, 2016, compared to the corresponding period in 2015.

Cost of Sales

Cost of sales was $34.7 million for the three months ended March 31, 2016 compared to $37.5 million for the three months ended March 31, 2015, a decrease of $2.8 million, or 7.5%.  The decrease in cost of sales for the three months ended March 31, 2016 compared to the corresponding period in 2015 was driven by the decrease in both equipment unit shipments and parts and accessory sales primarily attributable to below average snowfall in the snow season ending March 31, 2016 as discussed above under “—Net Sales.”  The Company experienced higher cost of sales as a percentage of sales of 71.0% for the three-month period ended March 31, 2016 compared to 69.5% for the three month period ended March 31, 2015.  The increases in cost of sales as a percentage of sales was primarily due to higher cost of sales as a percentage of sales for Henderson products, which made up a larger portion of our total sales in the three months ended March 31, 2016 as compared to March 31, 2015.   Henderson products typically are sold at lower margins than non-Henderson products.  As a percentage of cost of sales, fixed and variable costs were approximately 23% and 77%, respectively, for the three months ended March 31, 2016 versus approximately 20% and 80%, respectively, for the three months ended March 31, 2015.

Gross Profit

Gross profit was $14.1 million for the three months ended March 31, 2016 compared to $16.4 million for the three months ended March 31, 2015, a decrease of $2.3 million, or 14.0%.  Gross profit decreased for the three month period due to decreased sales as discussed above under “-Net Sales”.  As a percentage of net sales, gross profit decreased from 30.5% for the three months ended March 31, 2015 to 29.0% for the corresponding period in 2016.  The reasons for the decrease in gross profit as a percentage of net sales are the same as those relating to the decrease in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $12.6 million for the three months ended March 31, 2016, compared to the corresponding period in $13.3 million for the three months ended March 31, 2015, a decrease of $0.7 million, or 5.1%.  The decrease compared to the corresponding period in 2015 was driven by decreased sales and marketing spending due to below average snowfall.   In periods of below average snowfall, discretionary spending, namely sales and marketing expenses are reduced.

Interest Expense

Interest expense was $2.9 million for the three months ended March 31, 2016 which was slightly higher than the $2.5 million incurred in the same period in the prior year.

Litigation Proceeds

Litigation proceeds were $10.0 million for the three months ended March 31, 2016.  The Company received a settlement related to the successful conclusion of a patent infringement lawsuit against Buyers Products Company in the three months ended March 31, 2016. Under the settlement agreement, the Company received a non-reoccurring payment of $10.0 million. There were no litigation proceeds in the three months ended March 31, 2015.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 38.7% and 36.5% for the three months ended March 31, 2016 and 2015, respectively.  The effective tax rate for the three months ended March 31, 2016 is higher than the corresponding period in 2015 due to state tax expense adjustments resulting from changes in apportionment.

Net Income

Net income for the three months ended March 31, 2016 was $5.3 million, including the litigation proceeds of $10.0 million described above under “—Litigation Proceeds,” compared to net income of $0.4 million for the corresponding period in 2015, an increase in net income of $4.9 million.  The increase in net income for the three months ended March 31, 2016 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “ — Selling, General and Administrative Expense,” and “—Litigation Proceeds”.  As a percentage of net sales, net income was 11.0% for the three months ended March 31, 2016 compared to 0.8% for the three months ended March 31, 2015.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2016 was $6.3 million compared to $9.6 million in the corresponding period in 2015, a decrease of $3.3 million.  For the three  month period ended March 31, 2016 the decrease in Adjusted EBITDA is attributable to the decrease in unit sales of snow and ice control equipment and parts and accessories sales.

Free Cash Flow

Free cash flow for the three months ended March 31, 2016 was $17.4 million compared to $10.1 million in the corresponding period in 2015, an increase in cash provided of $7.3 million.  The increase in free cash flow is primarily a result of higher cash provided by operating activities of $7.2 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment decreased from $1.3 million for the three months ended March 31, 2015 to $1.2 million for the three months ended March 31, 2016.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(In Thousands)
Net cash provided by operating activities	$18,551	$11,326
Acquisition of property and equipment	(1,165)	(1,254)
Free cash flow	$17,386	$10,072

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock-based compensation, litigation proceeds and certain purchase accounting expenses. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(in thousands)
Net income	$5,278	$383

Interest expense - net	2,872	2,454
Income tax expense	3,328	220
Depreciation expense	1,383	1,152
Amortization	1,726	1,903
EBITDA	14,587	6,112

Stock - based compensation expense	1,213	1,124
Litigation proceeds	(10,050)	-
Purchase accounting (1)	66	2,188
Other charges (2)	443	184
Adjusted EBITDA	$6,259	$9,608

(1)

Reflects $66 and $136 in earnout compensation expense related to TrynEx in the three months ended March 31, 2016 and March 31, 2015, respectively. Reflects $96 in earnout compensation expense related to Henderson in the three months ended March 31, 2015.  Reflects $1,956 in inventory step up related to Henderson included in cost of sales in the three months ended March 31, 2015.

(2)	Reflects expenses of $443 and $184 for one time, unrelated legal and consulting fees for the three months ended March 31, 2016 and March 31, 2015, respectively.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases: Amendments to the FASB Accounting Standards Codification. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 will be effective for us beginning on January 1, 2019.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the expected impact of this standard.

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

As of March 31, 2016, we had $146.2 million of total liquidity, comprised of $48.4 million in cash and cash equivalents and borrowing availability of $97.8 million under our revolving credit facility, compared with total liquidity as of December 31, 2015 of approximately $136.2 million, comprised of approximately $36.8 million in cash and cash equivalents and borrowing availability of approximately $99.4 million under our revolving credit facility.  The increase in our total liquidity from December 31, 2015 is primarily due to litigation proceeds and the seasonality of our business slightly offset by our working capital needs.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at March 31, 2016, December 31, 2015 and March 31, 2015.

	As of
	March 31,	December 31,	March 31,
	2016	2015	2015
Cash and cash equivalents	$48,394	$36,844	$20,800
Inventories	73,729	51,584	70,953

We had cash and cash equivalents of $48.4 million at March 31, 2016 compared to cash and cash equivalents of $36.8 million and $20.8 million at December 31, 2015 and March 31, 2015, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows (in thousands)	2016	2015	Change	Change

Net cash provided by operating activities	$18,551	$11,326	$7,225	63.8%
Net cash used in investing activities	(1,165)	(9,185)	8,020	(87.3)%
Net cash used in financing activities	(5,836)	(5,536)	(300)	5.4%
Increase (Decrease) in cash	$11,550	$(3,395)	$14,945	440.2%

Net cash provided by operating activities increased $7.2 million from the three months ended March 31, 2015 to the three months ended March 31, 2016.  The increase in cash provided by operating activities was due to a $1.3 million increase in net income adjusted for reconciling items and favorable changes in working capital of $5.9 million.

Net cash used in investing activities decreased $8.0 million for the three months ended March 31, 2016, compared to the corresponding period in 2015.  This decrease was primarily due to the $7.9 million in non-reoccurring cash payments that occurred in the three months ended March 31, 2015 related to the acquisition of Henderson.

Net cash used in financing activities increased $0.3 million for the three months ended March 31, 2016 as compared to the corresponding period in 2015.  The increase in cash used in financing activities was primarily a result of the 5.6% increase in dividends paid.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2016.

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

As of March 31, 2016, we had outstanding borrowings under our term loan of $186.1 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2016 by $0.1 million, $0.4 million and $0.6 million, respectively. We entered into three interest rate swap agreements with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  We have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  As of March 31, 2016, we had no outstanding borrowings under our revolving credit facility.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 24.2% for the three months ended March 31, 2016, compared to 21.9% for the three months ended March 31, 2015.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 1A.Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2016, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description

10.1#*	Douglas Dynamics, Inc. Annual Incentive Plan.

10.2#*	Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2016, filed on May 10, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

#A management contract or compensatory plan or arrangement.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: May 10, 2016

Exhibit Index to Form 10-Q for the Period Ended March 31, 2016

Exhibit Numbers	Description

10.1#*	Douglas Dynamics, Inc. Annual Incentive Plan.

10.2#*	Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2016, filed on May 10, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

#A management contract or compensatory plan or arrangement.

*Filed herewith.