Form 10-Q
period 2016-06-30
DOUGLAS DYNAMICS, INC
filed 2016-08-02
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of registrant’s common shares outstanding as of August 2, 2016 was 22,501,640.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$48,666	$36,844
Accounts receivable, net	66,617	67,707
Inventories	60,296	51,584
Refundable income taxes paid	-	4,850
Deferred income taxes	6,155	6,154
Prepaid and other current assets	1,695	2,104
Total current assets	183,429	169,243
Property, plant, and equipment, net	44,677	42,636
Goodwill	160,932	160,932
Other intangible assets, net	124,195	127,647
Other long-term assets	3,521	2,708
Total assets	$516,754	$503,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,189	$14,555
Accrued expenses and other current liabilities	19,056	25,549
Income taxes payable	5,428	-
Current portion of long-term debt	1,629	1,629
Total current liabilities	40,302	41,733
Retiree health benefit obligation	6,855	6,656
Pension obligation	10,117	10,839
Deferred income taxes	56,558	54,932
Long-term debt, less current portion	181,919	182,506
Other long-term liabilities	9,416	6,004
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,501,640 and 22,387,797 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	225	224
Additional paid-in capital	143,361	141,626
Retained earnings	75,711	64,829
Accumulated other comprehensive loss, net of tax	(7,710)	(6,183)
Total stockholders’ equity	211,587	200,496
Total liabilities and stockholders’ equity	$516,754	$503,166

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net sales	$113,763	$107,143	$162,552	$161,033
Cost of sales	72,242	70,133	106,900	107,586
Gross profit	41,521	37,010	55,652	53,447
Selling, general, and administrative expense	11,312	11,304	22,225	22,721
Intangibles amortization	1,726	1,904	3,452	3,807
Income from operations	28,483	23,802	29,975	26,919
Interest expense, net	(2,863)	(2,779)	(5,735)	(5,233)
Litigation proceeds	-	-	10,050	-
Other expense, net	(69)	(69)	(133)	(129)
Income before taxes	25,551	20,954	34,157	21,557
Income tax expense	9,223	7,850	12,551	8,070
Net income	$16,328	$13,104	$21,606	$13,487
Less net income attributable to participating securities	223	186	289	191
Net income attributable to common shareholders	$16,105	$12,918	$21,317	$13,296
Weighted average number of common shares outstanding:
Basic	22,501,640	22,330,740	22,459,488	22,289,500
Diluted	22,501,640	22,351,981	22,459,488	22,310,731
Earnings per common share:
Basic	$0.72	$0.58	$0.95	$0.60
Diluted	$0.71	$0.57	$0.94	$0.59
Cash dividends declared and paid per share	$0.24	$0.22	$0.47	$0.45
Comprehensive income (loss)	$15,875	$14,025	$20,079	$13,754

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2016	2015
	(unaudited)

Operating activities

Net income	$21,606	$13,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,205	6,123
Inventory step up of acquired business included in cost of sales	-	1,956
Amortization of deferred financing costs and debt discount	363	335
Stock-based compensation	1,736	1,981
Provision for losses on accounts receivable	151	113
Deferred income taxes	1,625	3,918
Earnout liability	132	394
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	939	(805)
Inventories	(8,712)	(17,493)
Prepaid refundable income taxes and other assets	4,446	(339)
Accounts payable	(366)	848
Accrued expenses and other current liabilities	(1,065)	1,242
Benefit obligations and other long-term liabilities	1,230	(1,329)
Net cash provided by operating activities	28,290	10,431
Investing activities
Capital expenditures	(4,794)	(3,284)
Acquisition of business	-	(7,931)
Net cash used in investing activities	(4,794)	(11,215)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	-	(27)
Dividends paid	(10,724)	(10,085)
Repayment of long-term debt	(950)	(950)
Net cash used in financing activities	(11,674)	(11,062)
Change in cash and cash equivalents	11,822	(11,846)
Cash and cash equivalents at beginning of period	36,844	24,195
Cash and cash equivalents at end of period	$48,666	$12,349

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

Certain reclassifications have been made to the prior period financial statements to conform to the 2016 presentation.  In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU No. 2015-03 during the quarter ended March 31, 2016 and applied it retrospectively. The adoption resulted in the reclassification of debt issuance costs from Deferred Financing Costs to Long-term Debt on the balance sheet of $2,109 and $2,337 as of June 30, 2016 and December 31, 2015, respectively.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of June 30, 2016 and the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 have been prepared by the Company and have not been audited.

The Company is a counterparty to interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and London Interbank Offered Rate (“LIBOR”) plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%). The negative fair value of the interest rate swap, net of tax, of ($2,650) at June 30, 2016 is included in Accumulated other comprehensive loss on the Consolidated Balance Sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. Additionally, other comprehensive income includes the net income of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  For further disclosure, refer to Note 13 to the Unaudited Consolidated Financial Statements.

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

The Company relies on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology.  In the six months ended June 30, 2016, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors. Previously under the same lawsuit the competitor was required to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $10,050 as part of defending its intellectual property.   The proceeds of the lawsuit are included on the Consolidated Statements of Operations and Comprehensive Income as Litigation proceeds.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2016	2015
Assets:
Other long-term assets (a)	$3,288	$2,500

Total Assets	$3,288	$2,500

Liabilities:
Interest rate swaps (b)	$4,259	$1,501
Long term debt (c)	184,265	185,540
Earnout - TrynEx (d)	-	1,606
Earnout - Henderson (e)	705	761
Total Liabilities	$189,229	$189,408

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $385 and $3,874 at June 30, 2016 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d)  Included in accrued expenses and other current liabilities in the amount of $0 and  $2,032 at June 30, 2016 and June 30, 2015, respectively, is an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of substantially all of the assets of TrynEx, Inc. (“TrynEx”).  The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return.  See reconciliation of liability included below:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2016	2015	2015

Beginning Balance	$—	$1,606	$2,032	$1,987
Additions	—	—	—	—
Adjustments to fair value	—	—	—	313
Payment to former owners	—	(1,606)	—	(268)
Ending balance	$—	$—	$2,032	$2,032

(e) Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $263 and $442, respectively, at June 30, 2016 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $272 and $442, respectively, at June 30, 2015 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2016	2015	2015

Beginning Balance	$709	$761	$635	$600
Additions	—	—	—	—
Adjustments to fair value	—	—	96	192
Payment to former owners	(4)	(56)	(17)	(78)
Ending balance	$705	$705	$714	$714

3.Inventories

Inventories consist of the following:

	June 30,	December 31,
	2016	2015

Finished goods and work-in-process	$49,647	$40,984
Raw material and supplies	10,649	10,600
	$60,296	$51,584

4.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2016	2015

Land	$1,500	$1,500
Land improvements	3,771	3,010
Leasehold Improvements	859	859
Buildings	24,486	24,476
Machinery and equipment	37,042	35,628
Furniture and fixtures	11,733	11,657
Mobile equipment and other	2,403	2,255
Construction-in-process	4,064	2,155
Total property, plant and equipment	85,858	81,540
Less accumulated depreciation	(41,181)	(38,904)
Net property, plant and equipment	$44,677	$42,636

5.Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2016	2015

Term Loan, net of debt discount of $1,493 and $1,629 at June 30, 2016 and December 31, 2015, respectively	$185,657	$186,472
Less current maturities	1,629	1,629
Long term debt before deferred financing costs	184,028	184,843
Deferred financing costs, net	2,109	2,337
Long term debt, net	$181,919	$182,506

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

At June 30, 2016, the Company had no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $99,440.  There were no outstanding borrowings on the Revolving – Credit Agreement at December 31, 2015.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At June 30, 2016, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt.  As of June 30, 2016, the Company was not required to make an excess cash flow payment.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at June 30, 2016 was $4,259, of which $385 and $3,874 are included in accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  Meanwhile, the interest rate swaps’ negative fair value at June 30, 2015 was $44, of which $137 and $93 are included in Accrued expenses and Other current liabilities and Other long-term assets on the Consolidated Balance Sheet, respectively. The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

6.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	June 30,	December 31,
	2016	2015

Payroll and related costs	$4,838	$8,927
Employee benefits	4,888	4,113
Accrued warranty	5,297	7,423
Other	4,033	5,086
	$19,056	$25,549

7.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.  The warranty reserve is $6,297 at June 30, 2016 of which $1,000 is included in Other long term liabilities and $5,297 is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  At December 31, 2015 $7,423 is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Balance at the beginning of the period	$6,504	$5,188	$7,423	$6,279
Warranty provision	719	1,133	1,190	1,781
Claims paid/settlements	(926)	(680)	(2,316)	(2,419)
Balance at the end of the period	$6,297	$5,641	$6,297	$5,641

8.Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Component of net periodic pension cost:
Service cost	$80	$64	$160	$128
Interest cost	410	372	820	744
Expected return on plan assets	(456)	(407)	(912)	(814)
Amortization of net loss	181	255	362	510
Net periodic pension cost	$215	$284	$430	$568

The Company estimates its total required minimum contributions to its pension plans in 2016 will be $967.  Through June 30, 2016, the Company has made $711 of cash contributions to the pension plans versus $476 through the same period in 2015.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Component of periodic other postretirement benefit cost:
Service cost	$52	$57	$105	$114
Interest cost	69	64	139	128
Amortization of net gain	(31)	(17)	(63)	(34)
Net periodic other postretirement benefit cost	$90	$104	$181	$208

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

`

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Basic earnings per common share
Net income	$16,328	$13,104	$21,606	$13,487
Less income allocated to participating securities	223	186	289	191
Net income allocated to common shareholders	$16,105	$12,918	$21,317	$13,296
Weighted average common shares outstanding	22,501,640	22,330,740	22,459,488	22,289,500
	$0.72	$0.58	$0.95	$0.60

Earnings per common share assuming dilution
Net income	$16,328	$13,104	$21,606	$13,487
Less income allocated to participating securities	223	186	289	191
Net income allocated to common shareholders	$16,105	$12,918	$21,317	$13,296
Weighted average common shares outstanding	22,501,640	22,330,740	22,459,488	22,289,500
Incremental shares applicable to stock based compensation	-	21,241	-	21,231
Weighted average common shares assuming dilution	22,501,640	22,351,981	22,459,488	22,310,731
	$0.71	$0.57	$0.94	$0.59

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

Restricted Stock Awards

A summary of restricted stock activity for the six months ended June 30, 2016 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2015	14,701	$14.78	0.01	years
Granted	-	-	-
Vested	(14,701)	$14.78
Cancelled and forfeited	—	—

Unvested at June 30, 2016	-	$-	-	years

Expected to vest in the future at June 30, 2016	-	$-	-	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $0 and $107 of compensation expense related to restricted stock awards granted for the three months ended June 30, 2016 and June 30, 2015, respectively.  The Company recognized $0 and $272 of compensation expense related to restricted stock awards granted for the six months ended June 30, 2016 and June 30, 2015, respectively.  In the year ending December 31, 2013, the company transitioned from granting restricted stock awards to granting RSUs.  The 14,701 restricted stock awards that vested in the six month period ended June 30, 2016 were the final tranche of restricted stock awards granted prior to the transition to RSUs.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2016 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs, a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $19.88. The Company recognized $380 and $402 of compensation expense related to the awards in the three months ended June 30, 2016 and June 30, 2015, respectively.   The Company recognized $506 and $529 of compensation expense related to the awards in the six months ended June 30, 2016 and June 30, 2015, respectively.   The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2016, expected to be earned through the requisite service period was approximately $1,050 and is expected to be recognized through 2019.

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

A summary of RSU activity for the six months ended June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2015	48,665	$17.33	1.00	years
Granted	131,765	$21.37	0.50	years
Vested	(131,638)	$20.27
Cancelled and forfeited	-	$-

Unvested at June 30, 2016	48,792	$20.30	1.50	years

Expected to vest in the future at June 30, 2016	47,035	$20.30	1.50	years

The Company recognized $143 and $348 of compensation expense related to the RSU awards in the three months ended June 30, 2016 and June 30, 2015, respectively. The Company recognized $1,230 and $1,180 of compensation expense related to the RSU awards in the six months ended June 30, 2016 and June 30, 2015, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of June 30, 2016, expected to be earned through the requisite service period was approximately $740 and is expected to be recognized through 2019.

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

12.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 36.1% and 37.5% for the three months ended June 30, 2016 and 2015, respectively.  The Company’s effective tax rate was 36.7% and 37.4% for the six months ended June 30, 2016 and 2015, respectively.  The effective tax rate for the three and six months ended June 30, 2016 is lower than the corresponding period in 2015 due to changes in deferred state income tax rates.

13.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2016 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2015	$(937)	$1,048	$(6,294)	$(6,183)
Other comprehensive loss before reclassifications	(1,834)	—	—	(1,834)
Amounts reclassified from accumulated other comprehensive loss: (1)	121	(39)	225	307
Balance at June 30, 2016	$(2,650)	$1,009	$(6,069)	$(7,710)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(63)
Tax expense	24
Reclassification net of tax	$(39)
Amortization of pension items:
Actuarial losses (a)	362
Tax benefit	(137)
Reclassification net of tax	$225

Realized losses on interest rate swaps reclassified to interest expense	195
Tax benefit	(74)
Reclassification net of tax	$121

(a) These components are included in the computation of benefit plan costs in Note 8.

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2015 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2014	$-	$807	$(6,835)	$(6,028)
Other comprehensive loss before reclassifications	(28)	-	-	(28)
Amounts reclassified from accumulated other comprehensive loss: (1)	-	(21)	316	295
Balance at June 30, 2015	$(28)	$786	$(6,519)	$(5,761)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(34)
Tax expense	13
Reclassification net of tax	$(21)
Amortization of pension items:
Actuarial losses (a)	510
Tax benefit	(194)
Reclassification net of tax	$316

(a)	These components are included in the computation of benefit plan costs in Note 8.

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

15.   Subsequent Events

On July 15, 2016, the Company completed the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain of its affiliates (“Dejana”).   The Company acquired substantially all of the assets for a total potential purchase price of $206,000 comprised of cash consideration of $180,000 subject to working capital and other adjustments and potential earnout payments of up to $26,000 in the aggregate, contingent upon the financial performance of the acquired business for each of the fiscal years ending December 31, 2016, 2017 and 2018.

The Company financed the asset purchase through an amendment to its Term Loan Credit Agreement, which included additional term loan commitments in the amount of $130,000, net of a $650 original issue discount and $30,000 in borrowings under the Revolving Credit Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with our distributors; (iv) lack of available or favorable financing options for our end-users or distributors; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix) our inability to protect or continue to build our intellectual property portfolio; (x) the effects of laws and regulations and their interpretations on our business and financial condition; (xi) our inability to develop new products or improve upon existing products in response to end-user needs; (xii) losses due to lawsuits arising out of personal injuries associated with our products; (xiii) factors that could impact the future declaration and payment of dividends; (xiv) our inability to compete effectively against competition; and (xv) our inability to achieve the projected financial performance with the assets of TrynEx, which we acquired in 2013, the business of Henderson, which we acquired in 2014 , or the assets of Dejana, which we acquired in 2016, and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.    Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

Overview

The following table sets forth, for the three and six months ended June 30, 2016 and 2015, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2016 and 2015 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$113,763	$107,143	$162,552	$161,033
Cost of sales	72,242	70,133	106,900	107,586
Gross profit	41,521	37,010	55,652	53,447
Selling, general, and administrative expense	11,312	11,304	22,225	22,721
Intangibles amortization	1,726	1,904	3,452	3,807
Income from operations	28,483	23,802	29,975	26,919
Interest expense, net	(2,863)	(2,779)	(5,735)	(5,233)
Litigation proceeds	-	-	10,050	-
Other expense, net	(69)	(69)	(133)	(129)
Income before taxes	25,551	20,954	34,157	21,557
Income tax expense	9,223	7,850	12,551	8,070
Net income	$16,328	$13,104	$21,606	$13,487

The following table sets forth for the three and six months ended June 30, 2016 and 2015, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5%	65.5%	65.8%	66.8%
Gross profit	36.5%	34.5%	34.2%	33.2%
Selling, general, and administrative expense	10.0%	10.6%	13.7%	14.1%
Intangibles amortization	1.5%	1.9%	2.1%	2.4%
Income from operations	25.0%	22.2%	18.4%	16.7%
Interest expense, net	(2.5)%	(2.6)%	(3.5)%	(3.2)%
Litigation proceeds	-%	-%	0.1%	-%
Other expense, net	(0.0)%	(0.0)%	(0.1)%	(0.1)%
Income before taxes	22.5%	19.6%	14.9%	13.4%
Income tax expense	8.1%	7.3%	7.7%	5.0%
Net income	14.4%	12.3%	7.2%	8.4%

Net Sales

Net sales were $113.8 million for the three months ended June 30, 2016 compared to $107.1 million in the three months ended June 30, 2015, an increase of $6.7 million, or 6.3%. Net sales were $162.6 million for the six months ended June 30, 2016 compared to $161.0 million in the six months ended June 30, 2015, an increase of $1.6 million or 1.0%.   The increase in net sales for the three months ended June 30, 2016 stems from higher shipments of equipment of $9.3 million due to strong pre-season orders, slightly offset by a $2.6 million decrease in parts and accessories sales when compared to the prior year period due to below average levels of snowfall in the snow season ending March 31, 2016.  We believe that equipment sales increased due to a slight shift in the timing of pre-season equipment shipments when compared to last year. Last year, 2015 preseason equipment units shipped more evenly between the second and third quarters, while we believe that shipments will return to historical levels of approximately 55% - 45% split between the second and third quarters of 2016, respectively.  The increase in net sales for the six months ended June 30, 2016 stems from higher shipments of equipment of $8.4 million due to strong pre-season orders, slightly offset by a $6.8 million decrease in parts and accessories when compared to the prior year period due to below average levels of snowfall in the snow season ending March 31, 2016.

Cost of Sales

Cost of sales was $72.2 million for the three months ended June 30, 2016 compared to $70.1 million for the three months ended June 30, 2015, an increase of $2.1 million, or 3.0%.  Cost of sales was $106.9 million for the six months ended June 30, 2016 compared to $107.6 million for the six months ended June 30, 2015, a decrease of $0.7 million, or 0.7%. The increase in cost of sales for the three months ended June 30, 2016 compared to the corresponding period in 2015 was driven by the increase in equipment unit shipments slightly offset by the decrease in parts and accessory sales as discussed above under “—Net Sales.”   The decrease in cost of sales for the six months ended June 30, 2016 compared to the corresponding period of 2015 is a result of a $2.0 million inventory fair value purchase accounting write up of inventory that was sold during the six months ended June 30, 2015.   Excluding the effect of the inventory write up, cost of sales increased for both the three and six months ended June 30, 2016 as a result of the increase in sales driven by strong pre-season orders and shipments as discussed above under “—Net Sales.”  The Company experienced lower cost of sales as a percentage of sales of 63.5% for the three-month period ended June 30, 2016 compared to 65.5% for the three month period ended June 30, 2015. The Company experienced lower cost of sales as a percent of sales of 65.8% for the six month period ended June 30, 2016 compared to 66.8%

for the six month period ended June 30, 2015.    For both the three and six months ended June 30, 2016 cost of sales as percentage of sales decreased as a result of declining marginal production costs due to increased volume.  Additionally, the six months ended June 30, 2015 included the effect of the $2.0 million inventory fair value purchase accounting write up discussed above.  Additionally, the Company experienced favorable commodity pricing and improved operating performance that reduced cost of sales.  As a percentage of cost of sales, fixed and variable costs were approximately 17% and 83%, respectively, for the three months ended June 30, 2016 versus approximately 16% and 84%, respectively, for the three months ended June 30, 2015 and approximately 19% and 81%, respectively, for the six months ended June 30, 2016 versus approximately 17% and 83%, respectively, for the six months ended June 30, 2015.

Gross Profit

Gross profit was $41.5 million for the three months ended June 30, 2016 compared to $37.0 million for the three months ended June 30, 2015, an increase of $4.5 million, or 12.2%.  Gross profit was $55.7 million for the six months ended June 30, 2016 compared to $53.4 million for the six months ended June 30, 2015, an increase of $2.3 million, or 4.3%.  Gross profit increased for the three and six month periods due to increased sales as discussed above under “-Net Sales”.  As a percentage of net sales, gross profit increased from 34.5% for the three months ended June 30, 2015 to 36.5% for the corresponding period in 2016.  As a percentage of net sales, gross profit increased from 33.2% for the six months ended June 30, 2015 to 34.2% for the corresponding period in 2016.  The reasons for the increase in gross profit as a percentage of net sales are the same as those relating to the decrease in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $13.0 million for the three months ended June 30, 2016, compared to $13.2 million for the three months ended June 30, 2015, a decrease of $0.2 million, or 1.5%.  Selling, general and administrative expenses, including intangibles amortization, were $25.7 million for the six months ended June 30, 2016, compared to $26.5 million for the six months ended June 30, 2015, a decrease of $0.8 million, or 3.0%.  The decrease was driven by decreased amortization expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2016 compared to the corresponding periods in 2015, respectively.   The decline of amortization expense is the result of the backlog acquired in the Henderson acquisition becoming fully amortized in 2015.  The remaining decrease for the six months ended June 30, 2016 compared to the corresponding period in 2015 was driven by decreased sales and marketing spending due to below average snowfall.   In periods of below average snowfall, discretionary spending, including sales and marketing expenses are reduced.

Interest Expense

Interest expense was $2.9 million for the three months ended June 30, 2016 which was slightly higher than the $2.8 million incurred in the same period in the prior year.   Interest expense was $5.7 million for the six months ended June 30, 2016 which was slightly higher than the $5.2 million incurred in the same period in the prior year.

Litigation Proceeds

Litigation proceeds were $10.0 million for the six months ended June 30, 2016.  There were no litigation proceeds in the six months ended June 30, 2105.  During the six months ended June 30, 2016, the Company received a settlement related to the successful conclusion of a patent infringement lawsuit against Buyers Products Company. Under the settlement agreement, the Company received a non-reoccurring payment of $10.0 million.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate was 36.1% and 37.5% for the three months ended June 30, 2016 and

2015, respectively.  The Company’s effective tax rate was 36.7% and 37.4% for the six months ended June 30, 2016 and 2015, respectively.  The effective tax rate for the three and six months ended June 30, 2016 is lower than the corresponding period in 2015 due to changes in deferred state income tax rates.

Net Income

Net income for the three months ended June 30, 2016 was $16.3 million, compared to net income of $13.1 million for the corresponding period in 2015, an increase in net income of $3.2 million.  Net income for the six months ended June 30, 2016 was $21.6 million, compared to net income of $13.5 million for the corresponding period in 2015, an increase in net income of $8.1 million.  The increase in net income for the three and six months ended June 30, 2016 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “ — Selling, General and Administrative Expense,” and “—Litigation Proceeds”.  As a percentage of net sales, net income was 14.4% for the three months ended June 30, 2016 compared to 12.3% for the three months ended June 30, 2015.  As a percentage of net sales, net income was 7.2% for the six months ended June 30, 2016 compared to 8.4% for the six months ended June 30, 2015.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2016 was $32.7 million compared to $28.1 million in the corresponding period in 2015, an increase of $4.6 million.  Adjusted EBITDA for the six months ended June 30, 2016 was $38.9 million compared to $37.7 million in the corresponding period in 2015, an increase of $1.2 million.  For the three and six month periods ended June 30, 2016 the increase in Adjusted EBITDA is attributable to the increase in sales of snow and ice control equipment.

Free Cash Flow

Free cash flow for the three months ended June 30, 2016 was $6.1 million compared to ($2.9) million in the corresponding period in 2015, an increase in cash provided of $9.0 million.  The increase in free cash flow is primarily a result of higher cash provided by operating activities of $10.6 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment increased from $2.0 million for the three months ended June 30, 2015 to $3.6 million for the three months ended June 30, 2016.  Free cash flow for the six months ended June 30, 2016 was $23.5 million compared to $7.1 million in the corresponding period in 2015, an increase in cash provided of $16.4 million.  The increase in free cash flow is primarily a result of higher cash provided by operating activities of $17.9 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment increased from $3.3 million for the six months ended June 30, 2015 to $4.8 million for the six months ended June 30, 2016.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Net cash provided by (used in) operating activities	$9,739	$(895)	$28,290	$10,431
Acquisition of property and equipment	(3,629)	(2,030)	(4,794)	(3,284)
Free cash flow	$6,110	$(2,925)	$23,496	$7,147

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock-based compensation, litigation proceeds and certain purchase accounting expenses. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income	$16,328	$13,104	$21,606	$13,487

Interest expense, net	2,863	2,779	5,735	5,233
Income tax expense	9,223	7,850	12,551	8,070
Depreciation expense	1,370	1,164	2,753	2,316
Amortization	1,726	1,904	3,452	3,807
EBITDA	31,510	26,801	46,097	32,913

Stock-based compensation expense	523	857	1,736	1,981
Litigation proceeds	-	-	(10,050)	-
Purchase accounting (1)	66	162	132	2,350
Other charges (2)	575	237	1,018	421
Adjusted EBITDA	$32,674	$28,057	$38,933	$37,665

(1)

Reflects $66 and $66 in earnout compensation expense related to TrynEx in the three months ended June 30, 2016 and June 30, 2015, respectively. Reflects $96 in earn out compensation expense related to Henderson in the three months ended June 30, 2015.  Reflects $132 and $202 in earnout compensation expense related to TrynEx in the six months ended June 30, 2016 and June 30, 2015, respectively. Reflects $192 in earn out compensation expense related to Henderson in the six months ended June 30, 2015. Reflects $1,956 in inventory step up related to Henderson included in cost of sales in the six months ended June 30, 2015.

(2)

Reflects expenses of $575 and $237 for one time, unrelated legal and consulting fees for the three months ended June 30, 2016 and June 30, 2015, respectively.   Reflects expenses of $1,018 and $421 for one time, unrelated legal and consulting fees for the six months ended June 30, 2016 and June 30, 2015, respectively.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for us beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. We are continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

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

As of June 30, 2016, we had $148.1 million of total liquidity, comprised of $48.7 million in cash and cash equivalents and borrowing availability of $99.4 million under our revolving credit facility, compared with total liquidity as of December 31, 2015 of approximately $136.2 million, comprised of approximately $36.8 million in cash and cash equivalents and borrowing availability of approximately $99.4 million under our revolving credit facility.  The increase in our total liquidity from December 31, 2015 is primarily due to litigation proceeds and the seasonality of our business slightly offset by our working capital needs.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at June 30, 2016, December 31, 2015 and June 30, 2015.

	As of
	June 30,	December 31,	June 30,
	2016	2015	2015
Cash and cash equivalents	$48,666	$36,844	$12,349
Inventories	60,296	51,584	63,785

We had cash and cash equivalents of $48.6 million at June 30, 2016 compared to cash and cash equivalents of $36.8 million and $12.3 million at December 31, 2015 and June 30, 2015, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows (in thousands)	2016	2015	Change	Change

Net cash provided by operating activities	$28,290	$10,431	$17,859	171.2%
Net cash used in investing activities	(4,794)	(11,215)	6,421	(57.3)%
Net cash used in financing activities	(11,674)	(11,062)	(612)	5.5%
Increase (Decrease) in cash	$11,822	$(11,846)	$23,668	199.8%

Net cash provided by operating activities increased $17.9 million from the six months ended June 30, 2015 to the six months ended June 30, 2016.  The increase in cash provided by operating activities was due to a $3.5 million increase in net income adjusted for reconciling items and favorable changes in working capital of $14.4 million.

Net cash used in investing activities decreased $6.4 million for the six months ended June 30, 2016, compared to the corresponding period in 2015.  This decrease was primarily due to the $7.9 million in non-reoccurring cash payments that occurred in the six months ended June 30, 2015 related to the acquisition of Henderson.  Slightly offsetting this decrease was a $1.5 million increase in capital expenditures in the six months ended June 30, 2016 compared to the corresponding period in 2015.

Net cash used in financing activities increased $0.6 million for the six months ended June 30, 2016 as compared to the corresponding period in 2015.  The increase in cash used in financing activities was primarily a result of the increase in dividends paid.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended June 30, 2016.

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

As of June 30, 2016, we had outstanding borrowings under our term loan of $185.7 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2016 by $0.1 million, $0.4 million and $0.6 million, respectively. We entered into three interest rate swap agreements with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  We have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  As of June 30, 2016, we had no outstanding borrowings under our revolving credit facility.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 11.3% and 15.2% for the three and six months ended June 30, 2016, respectively, compared to 13.7%  and 16.7%  for the three and six months ended June 30, 2015, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2016, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

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

2.1

Asset Purchase Agreement, dated June 15, 2016, among Acquisition Delta LLC, Peter Paul Dejana Family Trust Dated 12/31/98, Dejana Truck & Utility Equipment Company, Inc. and Andrew Dejana (as Appointed Agent) [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on June 20, 2016 (File No. 001-34728)].

10.1

ABL Amendment, dated as of July 15, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2014, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Acquisition Delta LLC as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Wells Fargo Bank, N.A., as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Bank, N.A., as syndication agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on July 21, 2016 (File No. 001-34728)].

10.2

Term Loan Joinder Agreement and Amendment, dated as of July 15, 2016, to the Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2014, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Acquisition Delta LLC as guarantors, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Wells Fargo Bank, N.A., as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Bank, N.A., as syndication agent [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on July 21, 2016 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2016, filed on August 2, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: August 2, 2016

Exhibit Index to Form 10-Q for the Period Ended June 30, 2016

Exhibit Numbers	Description

2.1

Asset Purchase Agreement, dated June 15, 2016, among Acquisition Delta LLC, Peter Paul Dejana Family Trust Dated 12/31/98, Dejana Truck & Utility Equipment Company, Inc. and Andrew Dejana (as Appointed Agent) [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on June 20, 2016 (File No. 001-34728)].

10.1

ABL Amendment, dated as of July 15, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2014, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Acquisition Delta LLC as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Wells Fargo Bank, N.A., as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Bank, N.A., as syndication agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on July 21, 2016 (File No. 001-34728)].

10.2

Term Loan Joinder Agreement and Amendment, dated as of July 15, 2016, to the Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2014, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Acquisition Delta LLC as guarantors, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Wells Fargo Bank, N.A., as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Bank, N.A., as syndication agent [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on July 21, 2016 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2016, filed on August 2, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.