Form 10-Q
period 2016-09-30
DOUGLAS DYNAMICS, INC
filed 2016-11-01
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of registrant’s common shares outstanding as of November 1, 2016 was 22,501,640.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$303	$36,844
Accounts receivable, net	120,234	67,707
Inventories	71,607	51,584
Inventories - truck chassis floor plan	6,733	-
Refundable income taxes paid	-	4,850
Deferred income taxes	6,155	6,154
Prepaid and other current assets	4,435	2,104
Total current assets	209,467	169,243
Property, plant, and equipment, net	51,285	42,636
Goodwill	233,088	160,932
Other intangible assets, net	202,000	127,647
Other long-term assets	4,222	2,708
Total assets	$700,062	$503,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,847	$14,555
Accrued expenses and other current liabilities	35,838	25,549
Floor plan obligations	6,733	-
Income taxes payable	3,381	-
Short term borrowings	26,000	-
Current portion of long-term debt	2,829	1,629
Total current liabilities	89,628	41,733
Retiree health benefit obligation	6,966	6,656
Pension obligation	9,932	10,839
Deferred income taxes	57,667	54,932
Long-term debt, less current portion	307,293	182,506
Other long-term liabilities	14,507	6,004
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,501,640 and 22,387,797 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	225	224
Additional paid-in capital	143,883	141,626
Retained earnings	77,652	64,829
Accumulated other comprehensive loss, net of tax	(7,691)	(6,183)
Total stockholders’ equity	214,069	200,496
Total liabilities and stockholders’ equity	$700,062	$503,166

See the accompanying notes to consolidated financial statements

Douglas Dynamics, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net sales	$123,573	$120,565	$286,125	$281,598
Cost of sales	86,929	79,700	193,829	187,286
Gross profit	36,644	40,865	92,296	94,312
Selling, general, and administrative expense	15,761	12,506	37,986	35,227
Intangibles amortization	4,395	1,803	7,847	5,610
Income from operations	16,488	26,556	46,463	53,475
Interest expense, net	(4,518)	(2,824)	(10,253)	(8,057)
Litigation proceeds	-	-	10,050	-
Other expense, net	(97)	(60)	(230)	(189)
Income before taxes	11,873	23,672	46,030	45,229
Income tax expense	4,571	8,124	17,122	16,194
Net income	$7,302	$15,548	$28,908	$29,035
Less net income attributable to participating securities	101	214	390	405
Net income attributable to common shareholders	$7,201	$15,334	$28,518	$28,630
Weighted average number of common shares outstanding:
Basic	22,501,640	22,362,787	22,473,642	22,314,198
Diluted	22,501,640	22,373,351	22,473,642	22,330,095
Earnings per common share:
Basic	$0.32	$0.69	$1.27	$1.28
Diluted	$0.32	$0.68	$1.26	$1.27
Cash dividends declared and paid per share	$0.24	$0.22	$0.71	$0.67
Comprehensive income	$7,321	$14,553	$27,400	$28,307

See the accompanying notes to consolidated financial statements.

Douglas Dynamics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
	(unaudited)

Operating activities

Net income	$28,908	$29,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,217	9,193
Inventory step up of acquired business included in cost of sales	125	1,956
Amortization of deferred financing costs and debt discount	642	502
Stock-based compensation	2,258	2,740
Provision for losses on accounts receivable	221	170
Deferred income taxes	2,734	3,219
Earnout liability	(51)	556
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,659)	(57,790)
Inventories	(1,973)	(8,954)
Prepaid refundable income taxes and other assets	3,087	(962)
Accounts payable	(1,763)	3,714
Accrued expenses and other current liabilities	952	5,607
Benefit obligations and other long-term liabilities	1,513	(908)
Net cash provided by (used in) operating activities	11,211	(11,922)
Investing activities
Capital expenditures	(7,084)	(7,110)
Acquisition of business	(175,927)	(11,818)
Net cash used in investing activities	(183,011)	(18,928)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	-	(27)
Proceeds from exercise of stock options	-	111
Payments of financing costs	(2,250)	-
Dividends paid	(16,086)	(15,131)
Net revolver borrowings	26,000	27,000
Borrowings on long-term debt	129,350	-
Repayment of long-term debt	(1,755)	(1,425)
Net cash provided by financing activities	135,259	10,528
Change in cash and cash equivalents	(36,541)	(20,322)
Cash and cash equivalents at beginning of period	36,844	24,195
Cash and cash equivalents at end of period	$303	$3,873

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$8,481	$-

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

The Company currently conducts business in two segments: Work Truck Attachments and Work Truck Solutions. The Work Truck Solutions segment was established as a result of the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Peter Paul Dejana Family Trust Dated 12/31/98 (“Dejana”) in July 2016.  Our Work Truck Attachments segment consists of our operations that, prior to our acquisition of Dejana, were our single operating segment, consisting of the manufacture and sale of snow and ice control products.  Financial information regarding these segments is reported in Note 13 to the Unaudited Consolidated Financial Statements.

Certain reclassifications have been made to the prior period financial statements to conform to the 2016 presentation.  In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU No. 2015-03 during the quarter ended March 31, 2016 and applied it retrospectively. The adoption resulted in the reclassification of debt issuance costs from Deferred Financing Costs to Long-term Debt on the balance sheet of $2,337 as of December 31, 2015.

Interim Consolidated Financial Information

The accompanying consolidated balance sheet as of September 30, 2016 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 have been prepared by the Company and have not been audited.

The Company is a counterparty to interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and London Interbank Offered Rate (“LIBOR”) plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%). The negative fair value of the interest rate swap, net of tax, of ($2,723) at September 30, 2016 is included in Accumulated other comprehensive loss on the Consolidated Balance Sheet. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820. Additionally, other comprehensive income includes the net income of the Company plus the Company’s adjustments for its defined benefit retirement plans based on the measurement date as of the Company’s year-end.  For further disclosure, refer to Note 15 to the Unaudited Consolidated Financial Statements.

The Company’s Work Truck Attachment segment is seasonal and consequently its results of operations and financial condition vary from quarter-to-quarter.  Because of this seasonality, the results of operations of the Work Truck Attachment segment for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. The Company attempts to manage the seasonal impact of snowfall on its revenues in part through its pre-season sales program. This pre-season sales program encourages the Company’s distributors to re-stock their inventory of Work Truck Attachment products during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre-season pricing and payment deferral until the fourth quarter. Thus, the Company’s Work Truck Attachment segment tends to generate its greatest volume of sales during the second and third quarters. By contrast, its revenue and operating results tend to be lowest during the first quarter, as management believes the end-users of Work Truck Attachment products prefer to wait until the beginning of a snow season to purchase new equipment and as the Company’s distributors sell off Work Truck Attachment inventory and wait for the pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of the Company’s Work Truck Attachment fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

The Company relies on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology.  In the nine months ended September 30, 2016, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors. Previously under the same lawsuit the competitor was required to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $10,050 as part of defending its intellectual property.   The proceeds of the lawsuit are included on the Consolidated Statements of Operations and Comprehensive Income as Litigation proceeds.

2.  Acquisition

On July 15, 2016, the Company acquired substantially all of the assets of Dejana. Total consideration was $186,127 including a preliminary estimated working capital adjustment of $3,989 and contingent consideration with an estimated fair value of $10,200. Additionally, the Company has an accrued liability to the former owners of Dejana to true up the working capital of $5,514 which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet at September 30, 2016, which the Company expects to pay before the end of the year.  The acquisition was financed through exercising the accordion feature on the Company’s term loan for $130,000 less an original issue discount of $650 and $20,000 of short term revolver borrowings as discussed in Note 6 and through the use of $26,577 of on hand cash. The Company incurred $2,096 and $2,841 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Consolidated Statements of Income in the three and nine months ended September  30, 2016, respectively.

The Dejana purchase agreement includes contingent consideration in the form of an earn out capped at $26,000. Under the earn out agreement, the former owners of Dejana are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2016, 2017 and 2018.  There is no requirement for continued employment related to the contingent consideration, and thus the earn out is recorded as a component of purchase price.    At September 30, 2016, the preliminary estimated fair value of the earn out consideration was $10,200.

The following table summarizes the preliminary allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable	$16,247
Inventories	18,176
Truck chassis floor plan inventory	13,479
Prepaids and other current assets	705
Property and equipment	5,935
Goodwill	72,156
Intangible assets	82,200
Other assets - long term	219
Accounts payable and other current liabilities	(9,511)
Floor plan obligations	(13,479)
Earnout	(10,200)
Total	$175,927

 The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company.   Due to the limited amount of time since the acquisition of substantially all of the assets of Dejana, the initial purchase price allocation is preliminary as of September 30, 2016 as the Company has not completed its analysis of the fair value of inventories, property and equipment, intangible assets and income tax liabilities.  The Company expects to be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition.   From the date of acquisition through September 30, 2016, the Dejana assets contributed $27,107 of revenues and ($2,342) of pre-tax operating losses.

The following unaudited pro forma information presents the combined results of operations of the Company and Dejana for the three and nine months ended September 30, 2016 as if the acquisition had occurred on January 1, 2016, with pro forma adjustments to give effect to amortization of intangible assets, depreciation of fixed assets, an increase in interest expense from the acquisition financing and certain other adjustments:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Net sales	$129,253	$364,065
Net income	$9,921	$32,601
Earnings per common share assuming dilution attributable to common shareholders	$0.44	$1.45

The unaudited pro forma information above includes the historical financial results of the Company and Dejana, adjusted to record depreciation and intangible asset amortization related to valuation of the acquired tangible and intangible assets at fair value and the addition of incremental costs related to debt to finance the acquisition, and the tax benefits related to the increased costs. This information is presented for information purposes only and is not necessarily indicative of what the Company’s results of operations would have been had the acquisition been in effect for the periods presented or future results.

The Company has a receivable for $1,158 included in Prepaid and other current assets on the Consolidated Balance Sheet at September 30, 2016 owed to the Company from the former owners of Dejana related to customer cash receipts being sent to the former owner’s bank account after the close of the transaction.

3.Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2016	2015
Assets:
Other long-term assets (a)	$3,411	$2,500

Total Assets	$3,411	$2,500

Liabilities:
Interest rate swaps (b)	$4,378	$1,501
Long term debt (c)	315,081	185,540
Earnout - TrynEx (d)	-	1,606
Earnout - Henderson (e)	677	761
Earnout - Dejana (f)	10,200	-
Total Liabilities	$330,336	$189,408

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $372 and $4,006 at September 30, 2016 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $286 and $1,215 at December 31, 2015 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d)  Included in Accrued expenses and other current liabilities in the amount of $0 and  $2,032 at September 30, 2016 and September 30, 2015, respectively, is an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of substantially all of the assets of TrynEx, Inc. (“TrynEx”).  The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a monte carlo simulation analysis using key inputs of forecasted future sales and financial performance as well as a growth rate reduced by the market required rate of return.  See reconciliation of liability included below:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2015

Beginning Balance	$—	$1,606	$2,032	$1,987
Additions	—	—	—	—
Adjustments to fair value	—	—	—	313
Payment to former owners	—	(1,606)	—	(268)
Ending balance	$—	$—	$2,032	$2,032

(e) Included in Accrued expenses and other current liabilities and other long term liabilities in the amounts of $235 and $442, respectively, at September 30, 2016 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in accrued expenses and other current liabilities and Other long term liabilities in the amounts of $356 and $442, respectively, at September 30, 2015 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2015

Beginning Balance	$705	$761	$714	$600
Additions	—	—	—	—
Adjustments to fair value	—	—	95	287
Payment to former owners	(28)	(84)	(11)	(89)
Ending balance	$677	$677	$798	$798

(f) Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $5,314 and $4,886, respectively, at September 30, 2016 is the fair value of an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of Dejana.   The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

Three Months Ended
September 30,
2016

Beginning Balance	$—
Additions	10,200
Adjustments to fair value	—
Payment to former owners	—
Ending balance	$10,200

4.Inventories

Inventories consist of the following:

	September 30,	December 31,
	2016	2015

Finished goods and work-in-process	$41,783	$40,984
Raw material and supplies	29,824	10,600
	$71,607	$51,584

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 6.  The Company takes title to truck chassis upon receipt of the inventory through their floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by their dealer customer upon delivery.  At September 30, 2016, the Company had $6,733 of chassis inventory and related floor plan financing obligation.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

5.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2016	2015

Land	$2,378	$1,500
Land improvements	4,357	3,010
Leasehold Improvements	2,617	859
Buildings	25,997	24,476
Machinery and equipment	40,143	35,628
Furniture and fixtures	12,345	11,657
Mobile equipment and other	3,904	2,255
Construction-in-process	2,120	2,155
Total property, plant and equipment	93,861	81,540
Less accumulated depreciation	(42,576)	(38,904)
Net property, plant and equipment	$51,285	$42,636

6.Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2016	2015

Term Loan, net of debt discount of $2,050 and $1,629 at September 30, 2016 and December 31, 2015, respectively	$314,295	$186,472
Less current maturities	2,829	1,629
Long term debt before deferred financing costs	311,466	184,843
Deferred financing costs, net	4,173	2,337
Long term debt, net	$307,293	$182,506

On July 15, 2016, the Company amended its senior credit facilities to, among other things, (i) provide for an incremental senior secured term loan facility in the aggregate principal amount of $130,000 to finance the acquisition of Dejana; (ii) permit the Company to enter into floor plan financing arrangements in an aggregate amount not to exceed $20,000 under both the term loan and revolving credit facility; (iii) revise the calculation of excess cash flow in determining the amount of mandatory prepayments under the agreement for the term loan facility (the “Term Loan Credit Agreement”) to reduce the amount of excess cash flow by the cash portion of the purchase price of a permitted acquisition paid during any fiscal year, net of any proceeds of any related financings with respect to such purchase price and any sales of capital assets used to finance such purchase price; and (iv) extend the final maturity date of the revolving credit facility from December 31, 2019 to June 30, 2021.

Prior to the amendments, the Company’s senior credit facilities consisted of a $190,000 term loan facility and a $100,000 revolving credit facility with a group of banks, of which $10,000 were available in the form of letters of credit and $5,000 were available for the issuance of short-term swing line loans. After the amendments, the Company’s senior credit facility consists of a $320,000 term loan facility which is comprised of the original $190,000 term loan and the incremental $130,000 term loan.

The Term Loan Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of $320,000 and generally bears interest (at the Company’s election) at either (i) 3.25% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 4.25% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  The Term Loan Credit Agreement also allows the Company to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80,000 subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00.

The agreement for the revolving credit facility (the “Revolving Credit Agreement”) provides that the Company has the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.50% to 2.00% per annum, depending on the utilization of the facility, plus the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Revolving Credit Agreement) or (ii) a margin ranging from 0.50% to 1.00% per annum, depending on the utilization of the facility, plus the greatest of (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Revolving Credit Agreement is June 30, 2021, and the Company’s term loan amortizes in nominal amounts quarterly with the balance payable on December 31, 2021.

The term loan was originally issued at a $1,900 discount and the incremental term loan was issued at a $650 discount both of which are being amortized over the term of the term loan.  The Company incurred $2,250 in financing costs in conjunction with the amendment, of which $2,050 relates to the term loan and $200 related to the revolving line of credit, which are included as deferred financing costs as a reduction to Long – Term Debt on the Consolidated Balance Sheet.

At September 30, 2016, the Company had $26,000 outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $73,315.  There were no outstanding borrowings on the Revolving – Credit Agreement at December 31, 2015.  The Company had Inventories – truck chassis floor plan of $6,733 at September 30, 2016 financed by the floor plan obligations.   The Inventories – truck chassis floor plan and related obligation relates to floor plan chassis inventory at the Work Truck Solutions segment.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At September 30, 2016, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long term debt.  As of September 30, 2016, the Company was not required to make an excess cash flow payment.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at September 30, 2016 was $4,378, of which $372 and $4,006 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  Meanwhile, the interest rate swaps’ negative fair value at September 30, 2015 was $1,888, of which $212 and $1,676 are included in Accrued expenses and Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively. The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

7.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	September 30,	December 31,
	2016	2015

Payroll and related costs	$7,091	$8,927
Employee benefits	5,005	4,113
Accrued warranty	5,510	7,423
Amounts due to sellers - Dejana	10,828	-
Other	7,404	5,086
	$35,838	$25,549

8.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The

Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.  The warranty reserve is $6,510 at September 30, 2016 of which $1,000 is included in Other long term liabilities and $5,510 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.  At December 31, 2015 $7,423 is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Balance at the beginning of the period	$6,297	$5,641	$7,423	$6,279
Establish warranty provision for Dejana	35	-	35	-
Warranty provision	750	1,475	1,940	3,256
Claims paid/settlements	(572)	(488)	(2,888)	(2,907)
Balance at the end of the period	$6,510	$6,628	$6,510	$6,628

9.Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Component of net periodic pension cost:
Service cost	$80	$64	$241	$192
Interest cost	410	372	1,229	1,116
Expected return on plan assets	(456)	(407)	(1,368)	(1,221)
Amortization of net loss	181	255	543	765
Net periodic pension cost	$215	$284	$645	$852

The Company estimates its total required minimum contributions to its pension plans in 2016 will be $967.  Through September 30, 2016, the Company has made $711 of cash contributions to the pension plans versus $572 through the same period in 2015.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Component of periodic other postretirement benefit cost:
Service cost	$52	$57	$158	$171
Interest cost	69	64	209	192
Amortization of net gain	(31)	(17)	(95)	(51)
Net periodic other postretirement benefit cost	$90	$104	$272	$312

10.Earnings per Share

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

`

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Basic earnings per common share
Net income	$7,302	$15,548	$28,908	$29,035
Less income allocated to participating securities	101	214	390	405
Net income allocated to common shareholders	$7,201	$15,334	$28,518	$28,630
Weighted average common shares outstanding	22,501,640	22,362,787	22,473,642	22,314,198
	$0.32	$0.69	$1.27	$1.28

Earnings per common share assuming dilution
Net income	$7,302	$15,548	$28,908	$29,035
Less income allocated to participating securities	101	214	390	405
Net income allocated to common shareholders	$7,201	$15,334	$28,518	$28,630
Weighted average common shares outstanding	22,501,640	22,362,787	22,473,642	22,314,198
Incremental shares applicable to stock based compensation	-	10,564	-	15,897
Weighted average common shares assuming dilution	22,501,640	22,373,351	22,473,642	22,330,095
	$0.32	$0.68	$1.26	$1.27

11.Employee Stock Plans

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

Restricted Stock Awards

A summary of restricted stock activity for the nine months ended September 30, 2016 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2015	14,701	$14.78	0.01	years
Granted	-	-	-
Vested	(14,701)	$14.78
Cancelled and forfeited	—	—

Unvested at September 30, 2016	-	$-	-	years

Expected to vest in the future at September 30, 2016	-	$-	-	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $0 and $52 of compensation expense related to restricted stock awards granted for the three months ended September 30, 2016 and September 30, 2015, respectively.  The Company recognized $0 and $325 of compensation expense related to restricted stock awards granted for the nine months ended September 30, 2016 and September 30, 2015, respectively.  In the year ending December 31, 2013, the company transitioned from granting restricted stock awards to granting RSUs.  The 14,701 restricted stock awards that vested in the nine month period ended September 30, 2016 were the final tranche of restricted stock awards granted prior to the transition to RSUs.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2016 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs, a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $19.88. The Company recognized $380 and $396 of compensation expense related to the awards in the three months ended September 30, 2016 and September 30, 2015, respectively.    The Company recognized $886 and $925 of compensation expense related to the awards in the nine months ended September 30, 2016 and September 30, 2015, respectively.   The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2016, expected to be earned through the requisite service period was approximately $670 and is expected to be recognized through 2019.

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

A summary of RSU activity for the nine months ended September 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2015	48,665	$17.33	1.00	years
Granted	131,765	$21.37	0.43	years
Vested	(131,638)	$20.27
Cancelled and forfeited	-	$-

Unvested at September 30, 2016	48,792	$20.30	1.24	years

Expected to vest in the future at September 30, 2016	47,035	$20.30	1.24	years

The Company recognized $142 and $311 of compensation expense related to the RSU awards in the three months ended September 30, 2016 and September 30, 2015, respectively. The Company recognized $1,372 and $1,490 of compensation expense related to the RSU awards in the nine months ended September 30, 2016 and September 30, 2015, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of September 30, 2016, expected to be earned through the requisite service period was approximately $597 and is expected to be recognized through 2019.

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

12.Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various litigation including product liability and intellectual property disputes.  However, the Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.  In addition, the Company is not currently a party to any environmental-related claims or legal matters.

13.         Segments

As a result of the Dejana acquisition which closed on July 15, 2016, the Company operates through two operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance.   Prior to the acquisition of Dejana, the Company operated one operating segment and one reportable business segment which consisted of the manufacture and sale of snow and ice control products. The Company’s two current reportable business segments are described below.

Work Truck Attachments.  The Work Truck Attachments segment includes snow and ice management attachments sold under the FISHER®, WESTERN®, HENDERSON® and SNOWEX® brands.  This segment consists of our operations that, prior to our acquisition of Dejana, were our single operating segment, consisting of the manufacture and sale of snow and ice control products.

Work Truck Solutions.  The Work Truck Solutions segment, which was created as a result of the Dejana acquisition, includes the up-fit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands.

Segment performance is evaluated based on segment net sales, gross margin and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts.   As Dejana was acquired during the three months ended September 30, 2016 and only one segment existed prior to the Dejana acquisition, only the three months ended September 30, 2016 results are included as all results in prior periods would be included in the Work Truck Attachments segment.   No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and substantially all assets are located within the United States.

Three Months Ended
September 30,
2016
Net sales
Work Truck Attachments	$100,509
Work Truck Solutions	27,107
Corporate & Eliminations	(4,043)
$123,573
Gross profit (loss)
Work Truck Attachments	$33,777
Work Truck Solutions	5,227
Corporate & Eliminations	(2,360)
$36,644
Selling, general, and administrative expense
Work Truck Attachments	7,974
Work Truck Solutions	2,934
Corporate & Eliminations	4,853
$15,761
Income (loss) from operations
Work Truck Attachments	$24,078
Work Truck Solutions	(377)
Corporate & Eliminations	(7,213)
$16,488
Depreciation Expense
Work Truck Attachments	$1,358
Work Truck Solutions	209
Corporate & Eliminations	50
$1,617
Assets
Work Truck Attachments	$484,261
Work Truck Solutions	203,403
Corporate & Eliminations	12,398
$700,062

All intersegment sales are eliminated in consolidation.

14.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.    The Company’s effective tax rate was 38.5% and 34.3% for the three months ended September 30, 2016 and 2015, respectively.  The Company’s effective tax rate was 37.2% and 35.8% for the nine months ended September 30, 2016 and 2015, respectively.  The effective tax rate for the three and nine months ended September 30, 2016 is higher than the corresponding period in 2015 due to changes in deferred state income tax rates, with the acquisition of Dejana.

15.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2016 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2015	$(937)	$1,048	$(6,294)	$(6,183)
Other comprehensive loss before reclassifications	(1,967)	—	—	(1,967)
Amounts reclassified from accumulated other comprehensive loss: (1)	181	(59)	337	459
Balance at September 30, 2016	$(2,723)	$989	$(5,957)	$(7,691)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(95)
Tax expense	36
Reclassification net of tax	$(59)
Amortization of pension items:
Actuarial losses (a)	543
Tax benefit	(206)
Reclassification net of tax	$337

Realized losses on interest rate swaps reclassified to interest expense	292
Tax benefit	(111)
Reclassification net of tax	$181

(a) These components are included in the computation of benefit plan costs in Note 9.

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2015 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2014	$-	$807	$(6,835)	$(6,028)
Other comprehensive loss before reclassifications	(1,170)	-	-	(1,170)
Amounts reclassified from accumulated other comprehensive loss: (1)	-	(32)	474	442
Balance at September 30, 2015	$(1,170)	$775	$(6,361)	$(6,756)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(51)
Tax expense	19
Reclassification net of tax	$(32)
Amortization of pension items:
Actuarial losses (a)	765
Tax benefit	(291)
Reclassification net of tax	$474

(a)	These components are included in the computation of benefit plan costs in Note 9.

16.  Recent Accounting Pronouncements

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

Results of Operations

Dejana Acquisition and Operating Segments

On July 15, 2016, the Company acquired substantially all of the assets of Dejana. As a result of the Dejana acquisition, the Company now operates through two reportable business segments.  Prior to the acquisition of Dejana, the Company operated one operating segment and one reportable business segment, which consisted of the manufacture and sale of snow and ice control products.  The Company’s two current reportable business segments are described below.

Work Truck Attachments.  The Work Truck Attachments segment includes snow and ice management attachments sold under the FISHER®, WESTERN®, HENDERSON® and SNOWEX® brands.  This segment consists of our operations that, prior to our acquisition of Dejana, were our single operating segment, consisting of the manufacture and sale of snow and ice control products.. As described under “Seasonality and Year-To Year Variability,” the Work Truck Attachments Segment is seasonal and, as a result, its results of operations can vary from quarter-to-quarter and from year-to-year.

Work Truck Solutions.  The Work Truck Solutions segment, which was created as a result of the Dejana acquisition, includes the premier truck up-fit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands.

Because the Work Truck Solutions segment consists only of the assets of Dejana that were acquired during the three months ended September 30, 2016, all results from prior periods have been solely attributable to the Work Truck Attachments segment and we therefore continue to report our results of operations from such periods on a consolidated basis. See Note 13 to the Consolidated Financial Statements for information concerning individual segment performance for the three months ended September 30, 2016.

Overview

The following table sets forth, for the three and nine months ended September 30, 2016 and 2015, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2016 and 2015 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$123,573	$120,565	$286,125	$281,598
Cost of sales	86,929	79,700	193,829	187,286
Gross profit	36,644	40,865	92,296	94,312
Selling, general, and administrative expense	15,761	12,506	37,986	35,227
Intangibles amortization	4,395	1,803	7,847	5,610
Income from operations	16,488	26,556	46,463	53,475
Interest expense, net	(4,518)	(2,824)	(10,253)	(8,057)
Litigation proceeds	-	-	10,050	-
Other expense, net	(97)	(60)	(230)	(189)
Income before taxes	11,873	23,672	46,030	45,229
Income tax expense	4,571	8,124	17,122	16,194
Net income	$7,302	$15,548	$28,908	$29,035

The following table sets forth for the three and nine months ended September 30, 2016 and 2015, the percentage of certain items in our consolidated statement of operations, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3%	66.1%	67.7%	66.5%
Gross profit	29.7%	33.9%	32.3%	33.5%
Selling, general, and administrative expense	12.8%	10.4%	13.3%	12.5%
Intangibles amortization	3.6%	1.5%	2.7%	2.0%
Income from operations	13.3%	22.0%	16.3%	19.0%
Interest expense, net	(3.7)%	(2.3)%	(3.6)%	(2.9)%
Litigation proceeds	-%	-%	3.5%	-%
Other expense, net	(0.0)%	(0.0)%	(0.1)%	(0.1)%
Income before taxes	9.6%	19.7%	16.1%	16.0%
Income tax expense	3.7%	6.8%	6.0%	5.7%
Net income	5.9%	12.9%	10.1%	10.3%

Net Sales

Net sales were $123.6 million for the three months ended September 30, 2016 compared to $120.6 million in the three months ended September 30, 2015, an increase of $3.0 million, or 2.5%. Net sales were $286.1 million for the nine months ended September 30, 2016 compared to $281.6 million in the nine months ended September 30, 2015, an increase of $4.5 million or 1.6%.  Net sales increased for the three and nine months ended September 30, 2016 compared to the same period last year due to the addition of $27.1 million in sales attributable to the Work Truck Solutions segment that resulted from the Dejana acquisition.  Work Truck Attachment segment net sales decreased $18.5 million and $20.1 million for the three and nine months ended September 30, 2016, respectively, due primarily to below average levels of snowfall in the snow season ending March 31, 2016 In addition, contributing to the decrease for the three months ended September 30, 2016 compared to the same period in the prior year was the impact of a shift in the timing of preseason orders in 2015 between the second and third quarters. In 2016, more shipments of pre-season orders occurred in the three month period ended June 30, 2016 as compared to the three month period ended September 30, 2016, whereas shipments of pre-season orders were allocated more evenly during the same periods in 2015. We believe the timing shift in 2015 was a result of a record number of new products being launched in 2015.  This resulted in the delay of some pre-season shipments in 2015, which caused shipments to be more evenly split between the second and third quarters in 2015 than was typical.  The shift in timing of the 2016 pre-season shipments to be weighted more heavily toward the second quarters was more in line with historical shipment patterns.  Finally, shipments from the Work Truck Attachment segment to Work Truck Solutions, which were shipped during the third quarter 2016 of $4.0 million post acquisition were in line with typical trends, but were not recognized as revenue until they are sold to end users by Work Truck Solutions, which will likely occur in the fourth quarter of 2016 or the first quarter of 2017.  All future shipments from the Special Attachment segment to Work Truck Solutions will similarly not be recognized as revenue until they are sold to end users by Work Truck Solutions.

Cost of Sales

Cost of sales was $86.9 million for the three months ended September 30, 2016 compared to $79.7 million for the three months ended September 30, 2015, an increase of $7.2 million, or 9.0%.  Cost of sales was $193.8 million for the nine months ended September 30, 2016 compared to $187.3 million for the nine months ended June 30, 2015, an increase of $6.5 million, or 3.5%. The increase in cost of sales for the three and nine months ended September 30, 2016 compared to the corresponding period in 2015 was driven by the addition of $21.9 million in cost of sales

attributable to the Work Truck Solutions segment that resulted from the Dejana acquisition as discussed above under “—Net Sales.”   The Company experienced higher cost of sales as a percentage of sales of 70.3% for the three-month period ended September 30, 2016 compared to 66.1% for the three month period ended September 30, 2015. The Company experienced higher cost of sales as a percent of sales of 67.7% for the nine month period ended September 30, 2016 compared to 66.5% for the nine month period ended September 30, 2015.  For both the three and nine months ended September 30, 2016 cost of sales as percentage of net sales increased as a result of increasing marginal production costs due to decreased volume for the Work Truck Attachment segment.  As a percentage of cost of sales, fixed and variable costs were approximately 16% and 84%, respectively, for the three months ended September 30, 2016 versus approximately 15% and 85%, respectively, for the three months ended September 30, 2015 and approximately 18% and 82%, respectively, for the nine months ended September 30, 2016 versus approximately 16% and 84%, respectively, for the nine months ended September 30, 2015.

Gross Profit

Gross profit was $36.6 million for the three months ended September 30, 2016 compared to $40.9 million for the three months ended September 30, 2015, a decrease of $4.3 million, or 10.5%.  Gross profit was $92.3 million for the nine months ended September 30, 2016 compared to $94.3 million for the nine months ended September 30, 2015, a decrease of $2.0 million, or 2.1%.  Gross profit decreased for the three and nine month periods due to increased sales as discussed above under “-Net Sales” being more than offset by the increased costs of sales as discussed above under “-Cost of Sales.”  As a percentage of net sales, gross profit decreased from 33.9% for the three months ended September 30, 2015 to 29.7% for the corresponding period in 2016.  As a percentage of net sales, gross profit decreased from 33.5% for the nine months ended September 30, 2015 to 32.3% for the corresponding period in 2016.  The reasons for the decrease in gross profit as a percentage of net sales are the same as those relating to the increase in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $20.2 million for the three months ended September 30, 2016, compared to $14.3 million for the three months ended September 30, 2015, an increase of $5.9 million, or 41.3%.  Selling, general and administrative expenses, including intangibles amortization, were $45.8 million for the nine months ended September 30, 2016, compared to $40.8 million for the nine months ended September 30, 2015, an increase of $5.0 million, or 12.3%.  The increase was driven by increased amortization expense of $2.6 million and $2.2 million for the three and nine months ended September 30, 2016 compared to the corresponding periods in 2015, respectively, transaction related expenses of $2.1 million and $2.8 million associated with the Dejana acquisition in the three and nine months ended September 30, 2016, respectively and our Work Truck Solutions segment incurring $2.8 million of ongoing selling, general and administrative expenses.   The increase of amortization expense is the result of $2.7 million in intangible amortization expense attributable to our Work Truck Solutions segment as a result of the Dejana acquisition in the three months ended September 30, 2016.  Slightly offsetting these increases were decreases in performance based compensation expense of $1.6 million and $1.9 million in the three and nine months ended September 30, 2016 when compared to the same periods in the prior year, due to better operating performance in 2015 resulting from is the factors described above under “-Net Sales.”

Interest Expense

Interest expense was $4.5 million for the three months ended September 30, 2016 which was higher than the $2.8 million incurred in the same period in the prior year.  Interest expense was $10.3 million for the nine months ended September 30, 2016 which was higher than the $8.1 million incurred in the same period in the prior year. The increase in interest expense for both the three and nine months ended September 30, 2016 was due to the incremental $130.0 million in borrowings under the Company’s term loan used to finance the Dejana acquisition.

Litigation Proceeds

Litigation proceeds were $10.0 million for the nine months ended September 30, 2016 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Buyers Products Company.  Under the settlement agreement, the Company received a non-recurring payment of $10.0 million.  There were no litigation proceeds in the three months ended September 30, 2016 or during the three or nine months ended September 30, 2015.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate was 38.5% and 34.3% for the three months ended September 30, 2016 and 2015, respectively.  The Company’s effective tax rate was 37.2% and 35.8% for the nine months ended September 30, 2016 and 2015, respectively.  The effective tax rate for the three and nine months ended September 30, 2016 is higher than the corresponding period in 2015 due to changes in deferred state income tax rates, in connection with the acquisition of Dejana.

Net Income

Net income for the three months ended September 30, 2016 was $7.3 million, compared to net income of $15.5 million for the corresponding period in 2015, a decrease in net income of $8.2 million.  Net income for the nine months ended September 30, 2016 was $28.9 million, compared to net income of $29.0 million for the corresponding period in 2015, a decrease in net income of $0.1 million.  The decrease in net income for the three and nine months ended September 30, 2016 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “ — Selling, General and Administrative Expense,” and “—Litigation Proceeds”.  As a percentage of net sales, net income was 5.9% for the three months ended September 30, 2016 compared to 12.9% for the three months ended September 30, 2015.  As a percentage of net sales, net income was 10.1% for the nine months ended September 30, 2016 compared to 10.3% for the nine months ended September 30, 2015.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2016 was $25.1 million compared to $31.1 million in the corresponding period in 2015, a decrease of $6.0 million.  Adjusted EBITDA for the nine months ended September 30, 2016 was $64.0 million compared to $68.7 million in the corresponding period in 2015, a decrease of $4.7 million.  For the three and nine month periods ended September 30, 2016 the decrease in Adjusted EBITDA is attributable to the decrease in sales of Work Truck Attachment equipment, which is more profitable than Work Truck Solutions equipment.

Free Cash Flow

Free cash flow for the three months ended September 30, 2016 was ($19.4) million compared to ($26.2) million in the corresponding period in 2015, a decrease in cash used of $6.8 million.  The increase in free cash flow is primarily a result of higher cash provided by operating activities of $5.3 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment decreased from $3.8 million for the three months ended September 30, 2015 to $2.3 million for the three months ended September 30, 2016.  Free cash flow for the nine months ended September 30, 2016 was $4.1 million compared to ($19.0) million in the corresponding period in 2015, an increase in cash provided of $23.1 million.  The increase in free cash flow is primarily a result of higher cash provided by operating activities of $23.1 million, as discussed below under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment remained relatively constant being $7.1 million for both nine months ended September 30, 2015 and September 30, 2016.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Net cash provided by (used in) operating activities	$(17,079)	$(22,353)	$11,211	$(11,922)
Acquisition of property and equipment	(2,290)	(3,826)	(7,084)	(7,110)
Free cash flow	$(19,369)	$(26,179)	$4,127	$(19,032)

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income	$7,302	$15,548	$28,908	$29,035

Interest expense, net	4,518	2,824	10,253	8,057
Income tax expense	4,571	8,124	17,122	16,194
Depreciation expense	1,617	1,267	4,370	3,583
Amortization	4,395	1,803	7,847	5,610
EBITDA	22,403	29,566	68,500	62,479

Stock-based compensation expense	522	759	2,258	2,740
Litigation proceeds	-	-	(10,050)	-
Purchase accounting (1)	(58)	162	74	2,512
Other charges (2)	2,221	580	3,239	1,001
Adjusted EBITDA	$25,088	$31,067	$64,021	$68,732

(1)

Reflects ($183) and $66 in earn-out compensation expense (benefit)  related to TrynEx in the three months ended September 30, 2016 and September 30, 2015, respectively. Reflects $96 in earn-out compensation expense related to Henderson in the three months ended September 30, 2015.  Reflects ($51) and $268 in earn-out compensation expense  (benefit) related to TrynEx in the nine months ended September 30, 2016 and September 30, 2015, respectively. Reflects $288 in earn-out compensation expense related to Henderson in the nine months ended September 30, 2015. Reflects $125 in inventory step up related to Dejana included in cost of sales in the three and nine months ended September 30, 2016.  Reflects $1,956 in inventory step up related to Henderson included in cost of sales in the nine months ended September 30, 2015.

(2)

Reflects expenses of $2,221 and $580 for unrelated legal and consulting fees for the three months ended September 30, 2016 and September 30, 2015, respectively.   Reflects expenses of $3,239 and $1,001 unrelated legal and consulting fees for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

As of September 30, 2016, we had $73.6 million of total liquidity, comprised of $0.3 million in cash and cash equivalents and borrowing availability of $73.3 million under our revolving credit facility, compared with total liquidity as of December 31, 2015 of approximately $136.2 million, comprised of approximately $36.8 million in cash and cash equivalents and borrowing availability of approximately $99.4 million under our revolving credit facility.  The decrease in our total liquidity from December 31, 2015 is primarily due the Dejana acquisition and the seasonality of our business slightly offset by our litigation proceeds.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2016, December 31, 2015 and September 30, 2015.

	As of
	September 30,	December 31,	September 30,
	2016	2015	2015
Cash and cash equivalents	$303	$36,844	$3,873
Inventories	71,607	51,584	55,245

We had cash and cash equivalents of $0.3 million at September 30, 2016 compared to cash and cash equivalents of $36.8 million and $3.9 million at December 31, 2015 and September 30, 2015, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows (in thousands)	2016	2015	Change	Change

Net cash provided by (used in) operating activities	$11,211	$(11,922)	$23,133	(194.0)%
Net cash used in investing activities	(183,011)	(18,928)	(164,083)	866.9%
Net cash provided by financing activities	135,259	10,528	124,731	1184.8%
Decrease in cash	$(36,541)	$(20,322)	$(16,219)	(79.8)%

Net cash provided by (used in) operating activities increased $23.1 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.  The increase in cash provided by operating activities was due to favorable changes in working capital of $23.4 million slightly offset by a $0.3 million decrease in net income adjusted for reconciling items.

Net cash used in investing activities increased $164.1 million for the nine months ended September 30, 2016, compared to the corresponding period in 2015.  This increase was primarily due to the $175.9 million acquisition of the Dejana business slightly offset by the $11.8 million non-recurring cash payments that occurred in the nine months ended September 30, 2015 related to the acquisition of Henderson.

Net cash provided by financing activities increased $124.7 million for the nine months ended September 30, 2016 as compared to the corresponding period in 2015.  The increase in cash provided by financing activities was primarily a result of the $129.4 million borrowings on long-term debt used to fund the Dejana acquisition, which was slightly offset by payments of financing costs of $2.2 million related to the Dejana financing.   Additionally, cash used for dividends paid increased by $0.9 million due to the increase in the Company’s quarterly cash dividend.   Cash provided by revolver borrowings decreased $1.0 million as the Company had $27,000 million in borrowings at September 30, 2015 as compared to $26.0 million in revolver borrowings at September 30, 2016.

Contractual Obligations

Due to material changes to contractual obligations related to both long term debt and operating leases, both resulting from the Dejana acquisition, we have updated our contractual obligations.  We are subject to certain contractual obligations, including long‑term debt and related interest. We have net unrecognized tax benefits of $0.5 million as of September 30, 2016. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of September 30, 2016.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$314,295	$2,829	$5,658	$5,658	$300,150
Operating leases (2)	20,484	2,289	4,510	4,208	9,477
Interest on long-term debt (3)	93,081	16,929	35,024	36,540	4,588
Total contracted cash obligations (4)	$427,860	$22,047	$45,192	$46,406	$314,215

(1)	Long‑term debt obligation is presented net of discount of $2.1 million at September 30, 2016.
(2)	Relates to operating leases at Dejana and Henderson truck equipment locations.
(3)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of September 30, 2016.
(4)	Pension obligations are excluded from this table as we are unable to estimate the timing of payments related to these obligations.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Year-to-Year Variability

Our Work Truck Attachments segment is seasonal and also varies from year-to-year. Consequently, our results of operations and financial condition for this segment vary from quarter-to-quarter and from year-to-year as well. In addition, because of this seasonality and variability, the results of operations for our Work Truck Attachments segment and our consolidated results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. That being the case, while snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment manufactured and sold by our Work Truck Attachments segment, is relatively consistent over multi-year periods.

Sales of our Work Truck Attachments products are significantly impacted by the level, timing and location of snowfall, with sales in any given year and region most heavily influenced by snowfall levels in the prior snow season (which we consider to begin in October and end in March) in that region. This is due to the fact that end-user demand for our Work Truck Attachments products is driven primarily by the condition of their snow and ice control equipment, and in the case of professional snowplowers, by their financial ability to purchase new or replacement snow and ice control equipment, both of which are significantly affected by snowfall levels. Heavy snowfall during a given winter causes usage of our Work Truck Attachments products to increase, resulting in greater wear and tear to our products and a shortening of their life cycles, thereby creating a need for replacement snow and ice control equipment and related parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement snow and ice control equipment prior to the following winter. To a lesser extent, sales of our Work Truck Attachments products are influenced by the timing of snowfall in a given winter. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our end-users may respond to an early snowfall by purchasing replacement snow and ice control equipment during the current season rather than delaying purchases until after the season is over when most purchases are typically made by end-users.

We attempt to manage the seasonal impact of snowfall on our revenues in part through our pre-season sales program, which involves actively soliciting and encouraging pre-season distributor orders in the second and third quarters by offering our Work Truck Attachments distributors a combination of pricing, payment and freight incentives during this period. These pre-season sales incentives encourage our Work Truck Attachments distributors to re-stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering pre-season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two-thirds over the last ten years) for the Work Truck Attachments segment during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. By contrast, our revenue and operating results for the Work Truck Attachments segment tend to be lowest during the first quarter, as management believes our end-users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre-season sales incentive period to re-stock inventory. Fourth quarter sales for the Work Truck Attachments segment vary from year-to-year as they are primarily driven by the level, timing and location of snowfall durig the quarter. This is because most of our fourth quarter sales and shipments for the Work Truck Attachments segment consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

Because of the seasonality of our sales of Work Truck Attachments products, we experience seasonality in our working capital needs as well. In the first quarter, we typically require capital as we are generally required to build our inventory for the Work Truck Attachments segment in anticipation of our second and third quarter pre-season sales. During the second and third quarters, our working capital requirements rise as our accounts receivable for the Work Truck Attachments segment increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter and then begin to decline through the fourth quarter through a reduction in accounts receivable for the Work Truck Attachments segment when we receive the majority of the payments for pre-season shipped products.

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

Interest Rate Risk

We are exposed to market risk primarily from changes in interest rates.  Our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk.  A portion of our interest rate risk associated with our term loan is mitigated through an interest rate swap as discussed in Note 6 to the Consolidated Financial Statements, above.  In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate based on our average daily availability under our revolving credit facility.

As of September 30, 2016, we had outstanding borrowings under our term loan of $314.3 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2016 by $0.2 million, $0.6 million and $0.9 million, respectively. We entered into three interest rate swap agreements with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  We have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).   As of September 30, 2016, we had outstanding borrowings under our revolving credit facility of $26.0 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2016 by $0.0 million, $0.1 million and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 10.4% and 13.1% for the three and nine months ended September 30, 2016, respectively, compared to 17.2% and 18.4% for the three and nine months ended September 30, 2015, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2016, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

Dividend Payment Restrictions

The Company’s senior credit facilities include certain restrictions on its ability to pay dividends. The senior credit facilities also restrict the Company’s subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 6 to the notes to the consolidated financial statements.

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2016, filed on November 1, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: November 1, 2016

Exhibit Index to Form 10-Q for the Period Ended September 30, 2016

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2016, filed on November 1, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements

*Filed herewith.