Form 10-K
period 2016-12-31
DOUGLAS DYNAMICS, INC
filed 2017-03-13
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

At June 30, 2016, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $579 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 13, 2017, the Registrant had outstanding an aggregate of 22,590,897 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 2, 2017, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016, are incorporated into Part III.

PART I

Forward Looking Statements

This Annual Report on Form 10‑K contains “forward‑looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward ‑ looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward‑looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward‑looking statements include, but are not limited to:

•	Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall;
•	A significant decline in economic conditions;
•	Our inability to maintain good relationships with our distributors;
•	Our inability to maintain good relationships with the original equipment manufacturers which whom we currently do significant business:
•	Lack of available or favorable financing options for our end‑users, distributors or customers;
•	Increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors;
•	Increases in the price of fuel;
•	The inability of our suppliers to meet our volume or quality requirements;
•	Inaccuracies in our estimates of future demand for our products;
•	Our inability to protect or continue to build our intellectual property portfolio;
•	The effects of laws and regulations and their interpretations on our business and financial conditions;
•	Our inability to develop new products or improve upon existing products in response to end‑user needs;
•	Losses due to lawsuits arising out of personal injuries associated with our products;
•	Factors that could impact the future declaration and payment of dividends;
•	Our inability to compete effectively against our competition; and
•

Our inability to achieve the projected financial performance with the business of Henderson Enterprises Group, Inc. (“Henderson”) which we acquired in 2014 or with the assets of Dejana Truck & Utility Equipment Company, Inc.  which we acquired in 2016 and unexpected costs or liabilities related to such acquisitions.

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

Item 1.  Business

Overview

Home to the best-selling brands in the industry, Douglas Dynamics, Inc. (the “Company,” “we,” “us,” “our”) is North America's premier manufacturer and up-fitter of commercial work truck attachments and equipment. For more than 65 years, the Company has been innovating products that enable end users to perform their jobs more efficiently and effectively, providing opportunities for businesses to increase profitability. Our commitment to continuous improvement enables us to consistently produce high quality products and drive shareholder value. The Douglas Dynamics portfolio of products and services is separated into two segments:  First, the Work Truck Attachments segment, which includes manufactured snow and ice control attachments sold under the FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands. Second, the Work Truck Solutions segment, which includes the up-fit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands.    The Work Truck Solutions segment was established as a result of the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Peter Paul Dejana Family Trust Dated 12/31/98 (such assets, “Dejana”) in July 2016.  For additional financial information regarding our reportable business segments, see Note 15 of the Notes to Consolidated Financial Statements of this report.

In our Work Truck Attachments segment, we offer a broad product line of snowplows and sand and salt spreaders for light and heavy duty trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. We also provide customized turnkey solutions to governmental agencies such as Departments of Transportation (“DOTs”) and municipalities.  For the years ended December 31, 2016, 2015 and 2014, 88%, 87% and 84% of our net sales in our Work Truck Attachments segment were generated from sales of snow and ice control equipment, respectively, and 12%, 13% and 16% of our net sales in our Work Truck Attachments segment were generated from sales of parts and accessories, respectively.   While we measure sales of parts and accessories separately from snow and ice control equipment, they are integrated with one another and are not separable.

We sell our Work Truck Attachments products through a distributor network primarily to professional snowplowers who are contracted to remove snow and ice from commercial, municipal and residential areas. Over the last 50 years, we have engendered exceptional customer loyalty for our products because of our ability to satisfy the stringent demands of our customers for a high degree of quality, reliability and service. As a result, we believe our installed base is the largest in the light truck market with over 500,000 snowplows and sand and salt spreaders in service. Because sales of snowplows and sand and salt spreaders are primarily driven by the need of our core end‑user base to replace worn existing equipment, we believe our substantial installed base provides us with a high degree of predictable sales over any extended period of time.

We believe that our Work Truck Attachments segment has the snow and ice control industry’s most extensive distribution network worldwide, which consists of over 2,000 points of sale.   Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry‑leading brands within our distribution network.  Beginning in 2005, we have extended our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

Created as a result of our acquisition of Dejana, our Work Truck Solutions segment offers a complementary line of up-fitting services and products.  Our Work Truck Solutions products consist of truck and vehicle up-fits where we attach component pieces of equipment, truck bodies, racking, and storage solutions with varying levels of complexity to a vehicle chassis and are typically used by end users for work related purposes.  Our Work Truck Solutions segment is a premier up-fitter of Class 4 - 6 trucks and other commercial work vehicles in the eastern United States. Additionally, we believe that our Work Truck Solutions segment is a leading specialized manufacturer of storage solutions for trucks and vans and cable pulling equipment for trucks. We believe we are a regional market leader in the truck and vehicle up-fitting market.  We believe that our Work Truck Solutions business possesses significant customer relationships comprised of over 1,500 customers across the truck equipment industry.   We have longstanding relationships with many of our Work Truck Solutions customers.  We continually seek to grow and strengthen our customer relationships by providing custom solutions to our customers’ evolving specialty up-fit needs.   We are able to serve our Work Truck Solutions customers’ needs through our bailment and floor plan agreements with original equipment vehicle manufacturers who supply truck chassis, on which we perform custom up-fits for our customers.

We believe we are the industry’s most operationally efficient manufacturer due to our vertical integration, highly variable cost structure and intense focus on lean manufacturing. We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations.  During the year ended December 31, 2016 we manufactured our products and up-fitted vehicles in five facilities that we own in Milwaukee, Wisconsin; Rockland, Maine; Madison Heights, Michigan, Manchester, Iowa; and Huntley, Illinois.  We also lease twelve manufacturing and up-fit facilities, located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island.  Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers, especially during times of sudden and unpredictable snowfall events when our customers need our products immediately.

Our Industry

Work Truck Attachments Segment.

Our Work Truck Attachments Segment participates primarily in the snow and ice control equipment industries in North America.  These industries consist predominantly of domestic participants that manufacture their products in North America. The annual demand for snow and ice control equipment is driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end‑user. We believe actively‑used snowplows are typically replaced, on average, every 9 to 12 years.

We believe that both light and heavy duty snow and ice control equipment are driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end‑user.   However, we believe that demand for heavy duty trucks is less elastic than light trucks. Heavy duty truck end users typically are comprised of local governments and municipalities which plan for and execute planned replacement of equipment over time.

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

While snowfall levels vary within a given year and from year‑to‑year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi‑year periods. The following chart depicts aggregate annual and ten‑year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2016. As the chart indicates, since 1984 aggregate snowfall levels in any given rolling ten‑year period have been fairly consistent, ranging from 2,782 to 3,345 inches.

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

Work Truck Solutions Segment.

Our Work Truck Solutions Segment primarily participates in the truck and vehicle up-fitting industry in the United States.  This industry consists predominantly of domestic participants that up-fit work trucks and vehicles. Specifically, there are regional market leaders that operate in close proximity to the original equipment vehicle manufacturers’ facilities and vehicle ports of entry.  In addition to the regional market leaders, there exist smaller up-fit businesses.  Our Work Truck Solutions segment competes against both the other regional market leaders and the smaller market participants.  The annual demand for up-fit vehicles is subject to the general macro-economic environment trends.

We believe our Work Truck Solutions segment is a regional market leasder.  We serve a variety of different customers that include dealers who typically sell to end users and to large national customers who purchase fleets of up-fitted vehicles.   We believe that approximately half of our revenues are derived from dealer customers, while approximately 40% of our revenues are fleet sales.

Long term growth in the truck and vehicle up-fit market will depend on technological advances in the component products and advances in the original equipment manufacturer’s vehicles, as well customer demand for such products.  Along with technological advancements, end users are demanding more specialized vehicles specifically related to their unique work related needs, which we expect will further increase demand.  Along with technological advancements, products become more complex in the marketplace, thus increasing the importance of the role of the truck up-fitter in the value chain.

Our Competitive Strengths

We compete solely with other North American manufacturers and up-fitters who do not benefit from our manufacturing efficiencies, depth and breadth of products, extensive distributor network and customer relationships. As the market leader in the industries we serve, we enjoy a set of competitive advantages versus smaller competitors, which allows us to generate robust cash flows in all market environments and to support continued investment in our products, distribution capabilities and brand regardless of annual volume fluctuations. We believe these advantages are rooted in the following competitive strengths and reinforces our industry leadership over time.

Exceptional Customer Loyalty and Brand Equity.  Our brands enjoy exceptional customer loyalty and brand equity in the snow and ice control equipment and truck up-fitting industries with both end‑users and distributors, which have been developed through over 50 years of superior innovation, productivity, reliability and support, consistently delivered year after year. We believe past brand experience, rather than price, is the key factor impacting our brands.

Broadest and Most Innovative Product Offering.  In our Work Truck Attachments segment, we provide the industry’s broadest product offering with a full range of snowplows, sand and salt spreaders and related parts and accessories. We believe we maintain the industry’s largest and most advanced in‑house new product development program, historically introducing several new and redesigned products each year. Our broad product offering and commitment to new product development is essential to maintaining and growing our leading market share position as well as continuing to increase the profitability of our business.   Meanwhile at our Work Truck Solutions segment, each up-fit is customized to the specific needs of our customers.

Extensive North American Distributor Network.  With over 2,000 points of sale at our Work Truck Attachments segment, we benefit from having what we believe to be the most extensive distributor network in the light truck and heavy duty snow and ice control equipment industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real‑time end‑user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

Leader in Operational Efficiency.  We believe we are a leader in operational efficiency in our industries, resulting from our application of lean manufacturing principles and a highly variable cost structure. By utilizing lean principles, we are able to adjust production levels easily to meet fluctuating demand, while controlling costs in slower periods. This operational efficiency is supplemented by our highly variable cost structure, driven in part by our access to a sizable temporary workforce (comprising approximately 10‑15% of our total workforce during average snowfall years), which we can quickly adjust, as needed. These manufacturing efficiencies enable us to respond rapidly to urgent customer demand during times of sudden and unpredictable snowfalls, allowing us to provide exceptional service to our existing customer base and capture new customers from competitors that we believe cannot service their customers’ needs with the same speed and reliability.

Strong Cash Flow Generation.  We are able to generate significant cash flow as a result of relatively consistent high profitability, low capital spending requirements and predictable timing of our working capital requirements. Our cash flow results will also benefit substantially from approximately $31.0 million of annual tax‑deductible intangible and goodwill expense over the next two years, which has the impact of reducing our corporate taxes owed by approximately $11.8 million on an annual basis during this period, in the event we have sufficient taxable income to utilize such benefit. Additionally, we expect to have substantial benefits of tax deductible intangible and goodwill amortization expense beyond the next two years with at least $10.0 million for the twelve years beyond 2018, which we expect to have the impact of reducing our corporate taxes owed by approximately $3.8 million on an annual basis during this period.   Our significant cash flow has allowed us to reinvest in our business, pay down long term debt, and pay substantial dividends on a pro rata basis to our stockholders.

Experienced Management Team.  We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in light truck and heavy duty the snow and ice control equipment and truck up-fitting industries. Our senior management team, consisting of four officers, has an average of approximately 26 years of weather‑related industry experience and an average of over sixteen years with our company. James Janik, our Chairman, President and Chief Executive Officer, has been with us for over 24 years and in his role as President and Chief Executive Officer since 2000, and through his strategic vision, we have been able to expand our distributor network and grow our market leading position.

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

Distributor Network and Customer Optimization.  At our Work Truck Attachment segment, we will continually seek opportunities to continue to expand our extensive distribution network by adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry‑leading brands within our distribution network to ensure we maximize our ability to generate revenue while protecting our industry leading reputation, customer loyalty and brands. We will also focus on optimizing this network by providing in‑depth training, valuable distributor support and attractive promotional and incentive opportunities. As a result of these efforts, we believe a majority of our distributors choose to sell our products exclusively. We believe this sizable high quality network is unique in the industry, providing us with valuable insight into purchasing trends and customer preferences, and would be very difficult to replicate.  At our Work Truck Solutions segment, we have well developed customer relationships resulting from being responsive to the needs of our customers.    We will seek opportunities to continue to expand our customer group by increasing throughput allowing us to grow our customer base and continuing to be responsive to our customers’ specialized up-fit needs.

Aggressive Asset Management and Profit Focus.  We will continue to aggressively manage our assets in order to maximize our cash flow generation despite seasonal and annual variability in snowfall levels that affect our

Work Truck Attachments segment. We believe our ability is unique in our industry and enables us to achieve attractive margins in all snowfall environments. Key elements of our asset management and profit focus strategies include:

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

Our Growth Opportunities

Opportunistically Seek New Products and New Markets.  On July 15, 2016, we completed our acquisition of Dejana, which we believe significantly strengthens our position as a premier manufacturer and up-fitter of vehicle attachments and equipment. Adding the Dejana business is expected to diversify our revenue streams and reduce the influence of weather on the overall business going forward. On December 31, 2014, we completed our acquisition of Henderson, which gave us Henderson’s full line of product offerings and access to its network of dealers.  We plan to continue to evaluate other acquisition opportunities within our industry that can help us expand our distribution reach, enhance our technology and as a consequence improve the breadth and depth of our product lines. We also consider diversification opportunities in adjacent markets that complement our business model and could offer us the ability to leverage our core competencies to create stockholder value.

Increase Our Industry Leading Market Share.  In our Work Truck Attachments segment, we plan to leverage our industry leading position, distribution network and new product innovation capabilities to capture market share in the North American snow and ice control equipment market, focusing our primary efforts on increasing penetration in those North American markets where we believe our overall market share is less than 50%, including the heavy duty truck market. We also plan to continue growing our presence in the snow and ice control equipment market outside of North America, particularly in Asia and Europe, which we believe could provide significant growth opportunities in the future.  At our Work Truck Solutions segment, we plan to leverage our regional market leading position and utilize our Douglas Dynamics Management System to further penetrate up-fit markets and to grow our customer base.

Employees

As of December 31, 2016, we employed 1,633 employees on a full‑time basis.  None of our employees are represented by a union and we are not party to any collective bargaining agreements.

Financing program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2016, 2015 and 2014, distributors financed purchases of $7.6 million, $7.6 million and $5.6 million through this financing program, respectively. At both December 31, 2016 and December 31, 2015, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2016 and 2015 was $6.8 million and $2.8 million, respectively. We were required to repurchase no repossessed inventory for the years ended December 31, 2016, 2015 and 2014.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 18 years of remaining life. Our patent applications date from 1997 through 2016.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 46 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 74 U.S. issued patents, 11 Canadian patents and 5 Chinese and 2 Mexican trademarks.

We rely upon a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. In the year ended December 31, 2016, we received a settlement resulting from an ongoing lawsuit with one of our competitors relating to our intellectual property. Under the settlement agreement we received $10.1 million as part of defending our intellectual property.   Our competitor has exhausted all appeals related to this matter and has paid us both awarded damages of $10.0 million and accrued interest of $0.1 million.

Raw Materials

During 2016, we experienced slightly less favorable commodity costs compared to the favorable prices paid for commodities in 2015. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2016, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

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

Our results of operations for our Work Truck Attachments segment depend primarily on the level, timing and location of snowfall. As a result, a decline in snowfall levels in multiple regions for an extended time could cause our results of operations to decline and adversely affect our ability to pay dividends.

As a manufacturer through our Work Truck Attachments segment of snow and ice control equipment for both light and heavy duty trucks, and related parts and accessories, our sales depend primarily on the level, timing and location of snowfall in the regions in which we offer our products. A low level or lack of snowfall in any given year in any of the snow‑belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada) will likely cause sales of our Work Truck Attachments products to decline in such year as well as the subsequent year, which in turn may adversely affect our results of operations and ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year‑to‑Year Variability.” A sustained period of reduced snowfall events in one or more of the geographic regions in which we offer our products could cause our results of operations to decline and adversely affect our ability to pay dividends.

The year‑to‑year variability of our Work Truck Attachments segment can cause our results of operations and financial condition to be materially different from year‑to‑year; whereas the seasonality of our Work Truck Attachments segment can cause our results of operations and financial condition to be materially different from quarter‑to‑quarter.

Because our Work Truck Attachments segment depends on the level, timing and location of snowfall, our results of operations vary from year‑to‑year. Additionally, because the annual snow season typically only runs from October 1 through March 31, our distributors typically purchase our Work Truck Attachments products during the second and third quarters. As a result, we operate in a seasonal business. We not only experience seasonality in our sales, but also experience seasonality in our working capital needs. Consequently, our results of operations and financial condition of our Work Truck Attachments segment can vary from year‑to‑year, as well as from quarter‑to‑quarter, which could affect our ability to pay dividends. If we are unable to effectively manage the seasonality and year‑to‑year variability of our Work Truck Attachments segment, our results of operations, financial condition and ability to pay dividends may suffer.

If economic conditions in the United States continue to remain weak or deteriorate further, or if spending by governmental agencies is limited or reduced, our results of operations, financial condition and ability to pay dividends may be adversely affected.

Historically, demand for snow and ice control equipment for light and heavy duty trucks as well as up-fitted vehicles has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow‑belt regions in North America. During the last few years, economic conditions throughout the United States have been weak and spending by governmental agencies such as DOTs and municipalities has been constrained. Although conditions have improved from 2011 through 2016, this trend may not continue in the foreseeable future. Weakened economic conditions and limited or reduced government spending may cause both our Work Truck Attachments and Work Truck Solutions end‑users to delay purchases of replacement snow and ice control equipment and up-fit vehicles and instead repair their existing equipment and vehicles, leading to a decrease in our sales of new equipment and up-fitted vehicles. Specific to our Work Truck Attachments segment, weakened economic conditions and limited or reduced governmental spending may also cause our end‑users to delay their purchases of new light and heavy duty trucks. Because our end‑users tend to purchase new snow and ice control equipment concurrent with their purchase of new light or heavy duty trucks, their delay in purchasing new light or heavy duty trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions or limited or reduced government spending may negatively affect our results of operations, financial condition and ability to pay dividends.

Weakened economic conditions or limited or reduced government spending may also cause both our Work Truck Attachments and Work Truck Solutions end‑users to consider price more carefully in selecting new snow and ice control equipment and up-fit vehicles, respectively. Historically, considerations of quality and service have outweighed considerations of price, but in a weak economy, or an environment of constrained government spending, price may become a more important factor. Any refocus away from quality in favor of cheaper equipment could cause end‑users to shift away from our products to less expensive competitor products, or to shift away from our more profitable products to our less profitable products, which in turn would adversely affect our results of operations and our ability to pay dividends.

Our failure to maintain good relationships with our customers and distributors, the loss or consolidation of our distributor base or the actions or inactions of our distributors could have an adverse effect on our results of operations and our ability to pay dividends.

We depend on a network of truck equipment distributors to sell, install and service our products and up-fitted vehicles. Nearly all of these sales and service relationships are at will, so almost all of our distributors could discontinue the sale and service of our products and up-fitted vehicles at any time, and those distributors that primarily sell our products and up-fitted vehicles may choose to sell competing products or vehicles at any time. Further, difficult economic or other circumstances could cause any of our distributors to discontinue their businesses. Moreover, if our distributor base were to consolidate or if any of our distributors were to discontinue their business, competition for the business of fewer distributors would intensify. If we do not maintain good relationships with our distributors and customers, or if we do not provide product or up-fit offerings and pricing that meet the needs of our distributors and customers, we could lose a substantial amount of our distributor and customer base. A loss of a substantial portion of our distributor and customer base could cause our sales to decline significantly, which would have an adverse effect on our results of operations and ability to pay dividends.

In addition, our distributors may not provide timely or adequate service to our end‑users. If this occurs, our brand identity and reputation may be damaged, which would have an adverse effect on our results of operations and ability to pay dividends.

Lack of available financing options for our end‑users or distributors may adversely affect our sales volumes.

Our end‑user base in our Work Truck Attachments segment is highly concentrated among professional snowplowers, who comprise over 50% of our end‑users, many of whom are individual landscapers who remove snow during the winter and landscape during the rest of the year, rather than large, well‑capitalized corporations. These end‑users often depend upon credit to purchase our Work Truck Attachments products. If credit is unavailable on favorable terms or at all, these end‑users may not be able to purchase our Work Truck Attachments products from our distributors, which would in turn reduce sales and adversely affect our results of operations and ability to pay dividends.

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

Steel is a significant raw material used to manufacture our products. During 2016, 2015 and 2014, our steel purchases were approximately 12%, 15% and 13% of our revenue, respectively. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Steel prices are volatile and may increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions remain weak and our distributors and end‑users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

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

Our patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 18 years of remaining life. Our patent applications date from 1997 through 2016.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 46 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®,  BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 74 U.S. issued patents, 11 Canadian patents and 5 Chinese and 2 Mexican trademarks.  Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

If we are unable to develop new products or improve upon our existing products on a timely basis, it could have an adverse effect on our business and financial condition.

We believe that our future success depends, in part, on our ability to develop on a timely basis new technologically advanced products or improve upon our existing products in innovative ways that meet or exceed our competitors’ product and up-fit offerings. Continuous product innovation ensures that our consumers have access to the latest products and features when they consider buying snow and ice control equipment and truck up-fits. Maintaining our market position will require us to continue to invest in research and development and sales and marketing. Product development requires significant financial, technological and other resources. We may be unsuccessful in making the technological advances necessary to develop new products or improve our existing products to maintain our market position. Industry standards, end‑user expectations or other products may emerge that could render one or more of our products less desirable or obsolete. If any of these events occur, it could cause decreases in sales, a failure to realize premium pricing and an adverse effect on our business and financial condition.

We face competition from other companies in our industry, and if we are unable to compete effectively with these companies, it could have an adverse effect on our sales and profitability. Price competition among our distributors and customers could negatively affect our market share.

In our Work Truck Attachments segment, we primarily compete with regional manufacturers of snow and ice control equipment for light and heavy duty trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. Additionally, in our Work Truck Solutions segment, we compete with other market leaders in the truck up-fit industry.  In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for light trucks are Northern Star Industries, Inc. (the manufacturer of the Boss brand of snow and ice control equipment) and Meyer Products LLC, and accordingly represent our primary competitors for light truck market share for our Work Truck Attachments segment.   Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for heavy trucks are Monroe and Viking, and accordingly represent our primary competitors for heavy truck market share for our Work Truck Attachments segment.  Management believes that, other regional market leaders in the truck up-fitting industry are Knapheide, Reading, Palfleet and Autotruck, and accordingly represent our primary competitors for market share for our Work Truck Solutions segment.

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

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2016, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non‑compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Despite modest recent market recoveries, the funding status of our pension plans remain impacted by the financial market downturn over the last several years, which had severely impacted the funded status of our pension plans. As of December 31, 2016, our pension plans were underfunded by approximately $10.2 million. In 2016, contributions to our defined benefit pension plans were approximately $1.7 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

The statements regarding our industry, market positions and market share in this filing are based on our management’s estimates and assumptions. While we believe such statements are reasonable, such statements have not been independently verified.

Information contained in this Annual Report on Form 10‑K concerning the snow and ice control equipment and truck up-fitting industries, our general expectations concerning these industries and our market positions and other market share data regarding the industries are based on estimates our management prepared using end‑user surveys, anecdotal data from our distributors and distributors that carry our competitors’ products, our results of operations and management’s past experience, and on assumptions made, based on our management’s knowledge of this industry, all of which we believe to be reasonable. These estimates and assumptions are inherently subject to uncertainties, especially given the year‑to‑year variability of snowfall and the difficulty of obtaining precise information about our competitors, and may prove to be inaccurate. In addition, we have not independently verified the information from any third‑party source and thus cannot guarantee its accuracy or completeness, although management also believes such information to be reasonable. Our actual operating results may vary significantly if our estimates and outlook concerning the industry, snowfall patterns, our market positions or our market shares turn out to be incorrect.

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

As of December 31, 2016, we had approximately $316 million of senior secured indebtedness, no outstanding borrowings under our revolving credit facility and $90 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

Our senior credit facilities contain, and future debt instruments to which we may become subject may contain, covenants that limit our ability to engage in activities that could otherwise benefit our company. Under the credit facilities, these covenants include restrictions on our ability to:

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

In July 2016, we acquired Dejana.  In December 2014, we acquired Henderson.  We may not be able to achieve the projected financial performance or incur unexpected costs or liabilities as a result of these transactions. In addition, if in the future we acquire another company or its assets, it may be difficult to assimilate the acquired businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and ability to compete and gain market share. Mergers and acquisitions are inherently risky and are subject to many factors outside our control. No assurance can be given that any future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support any acquired company and may have difficulty identifying and acquiring appropriate resources. If we divest or otherwise exit certain portions of our business in connection with a strategic transaction, we may be required to record additional expenses, and our estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our significant facilities are listed below by location, ownership, and function as of December 31, 2016 are as follows:

Location	Ownership	Products / Use
Milwaukee, Wisconsin	Owned	Corporate headquarters, Work Truck Attachments
Baltimore, Maryland	Leased	Work Truck Solutions
Bucyrus, Ohio	Leased	Work Truck Attachments
Chalfont, Pennsylvania	Leased	Work Truck Solutions
Cinnaminson, New Jersey	Leased	Work Truck Solutions
Fulton, MO	Leased	Work Truck Attachments
Huntington, New York	Leased	Work Truck Solutions
Huntley, Illinois	Owned	Work Truck Attachments
Kenvil, New Jersey	Leased	Work Truck Attachments
Kings Park, New York	Leased	Work Truck Solutions
Madison Heights, Michigan	Owned	Work Truck Attachments
Manchester, Iowa	Owned	Work Truck Attachments
Manchester, Iowa	Leased	Work Truck Attachments
Rockland, Maine	Owned	Work Truck Attachments
Smithfield, Rhode Island	Leased	Work Truck Solutions
Watertown, New York	Leased	Work Truck Attachments
China	Leased	Sourcing Office

Item 3.  Legal Proceedings

In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental‑related claims or legal matters.   We had litigation proceeds of $10.1 million in the year ended December 31, 2016 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Buyers Products Company.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers as of December 31, 2016 were as follows:

Name	Age	Position
James Janik	60	Chairman, President and Chief Executive Officer
Robert McCormick	56	Executive Vice President, Chief Financial Officer and Secretary
Mark Adamson	58	Senior Vice President, Sales and Marketing
Keith Hagelin	56	Senior Vice President, Operations

James Janik has been serving as our President and Chief Executive Officer and Director since 2004 and became our Chairman of the Board in 2014. Mr. Janik also served as President and Chief Executive Officer of Douglas Dynamics Incorporated, the entity that previously operated our business, from 2000 to 2004. Mr. Janik was Director of Sales of our Western Products division from 1992 to 1994, General Manager of our Western Products division from 1994 to 2000 and Vice President of Marketing and Sales from 1998 to 2000. Prior to joining us, Mr. Janik was the Vice President of Marketing and Sales of Sunlite Plastics Inc., a custom extruder of thermoplastic materials, for two years. During the 11 prior years, Mr. Janik held a number of key marketing, sales and production management positions for John Deere Company.

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

Keith Hagelin has been serving as our Senior Vice President, Operations since September 2013. Prior to becoming our Senior Vice President, Operations, he had served as our Vice President, Operations since 2009, having previously spent 14 years in progressive roles with us, including Plant Manager and General Manager—Rockland and Vice President of Manufacturing from 2007 to 2009. Prior to joining our company, Mr. Hagelin spent 13 years at Raytheon Corporation in various manufacturing, production and new product development roles.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock has been traded on the New York Stock Exchange since the second quarter of 2010 under the symbol “PLOW.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History for each quarter in 2016 and 2015.

	2016			2015
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends
Fourth Quarter	$34.75	$25.23	$0.24	$24.48	$19.38	$0.22
Third Quarter	32.80	24.05	0.24	23.59	19.56	0.22
Second Quarter	25.74	20.00	0.24	23.45	20.06	0.22
First Quarter	23.38	16.89	0.24	23.86	18.68	0.22

At March 13, 2017, there were 55 record holders of our Common Stock.

In accordance with the Company’s dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. In the first quarter of 2015, the Company increased its annual implied dividend from $0.87 to $0.89 per share and both declared and paid a dividend of $0.2225 per share.   In the second, third and fourth quarters of 2015, the Company both declared and paid a dividend of $0.2225 per share.  In the first quarter of 2016, the Company increased its annual implied dividend from $0.89 to $0.94 per share and both declared and paid a dividend of $0.2350

per share.   In the second, third and fourth quarters of 2016, the Company both declared and paid a dividend of $0.2350 per share.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to the Company. The terms of the Company’s revolving credit facility specifically restrict the Company from paying dividends if a minimum availability under the revolving credit facility, the greater of $15.0 million and 15% of the aggregate revolving commitments at the time of determination, is not maintained. Additionally, both senior credit facilities restrict the Company from paying dividends above certain levels not to exceed $6.25 million in any fiscal quarter of 2015, $6.5 million in any fiscal quarter of 2016 and $6.5 million in any fiscal quarter of 2017 and thereafter or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2016.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders (1):
2010 Stock Incentive Plan (2):	87,876	-	1,158,356
Equity compensation plans not approved by security holders	-	-	-
Total (3)	87,876	$ -	1,158,356

(1)	Excludes 232,742 shares of restricted stock previously granted under the 2010 Stock Incentive Plan.
(2)

Calculated excluding the 87,876 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share unit awards and have no exercise price.

The following information in this Item 5 of this Annual Report on Form 10‑K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2012 and December 31, 2016, with the cumulative total return of The Dow Jones Industrial Average and

Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2012 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

350.00
300.00
250.00
200.00
150.00
100.00
50.00
Dollars
1/1/2012
3/1/2012
5/1/2012
7/1/2012
9/1/2012
11/1/2012
1/1/2013
3/1/2013
5/1/2013
7/1/2013
9/1/2013
11/1/2013
1/1/2014
3/1/2014
5/1/2014
7/1/2014
9/1/2014
11/1/2014
1/1/2015
3/1/2015
5/1/2015
7/1/2015
9/1/2015
11/1/2015
1/1/2016
3/1/2016
5/1/2016
7/1/2016
9/1/2016
11/1/2016
Douglas Dynamics, Inc.
Dow Jones Industrial Average
Russell 2000

We did not sell any equity securities during 2016 in offerings that were not registered under the Securities Act.

Item 6.  Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2015 and 2016 and for the years ended December 31, 2014, 2015 and 2016 are derived from our audited consolidated financial statements.

The selected historical consolidated financial data as of December 2012, 2013 and 2014 and for the years ended December 31, 2012 and 2013 is derived from our historical financial statements not included in this Annual Report on Form 10‑K.

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	As of December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$24,136	$19,864	$24,195	$36,844	$18,609
Total current assets	89,582	98,372	142,521	169,243	182,161
Total assets (a)	335,577	362,123	477,958	503,166	671,899
Total current liabilities	16,670	36,098	45,694	41,733	51,392
Total debt	111,966	123,994	188,100	186,472	313,588
Total liabilities (a)	181,845	206,802	304,669	302,670	451,436
Total shareholders' equity	153,732	155,321	173,289	200,496	220,463

(a)

As discussed in Note 1 to the Consolidated Financial Statements, certain reclassifications have been made to the prior period financial statements to conform to the 2016 presentation.  In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”)

No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU No. 2015-03 during the quarter ended March 31, 2016 and applied it retrospectively. The adoption resulted in the reclassification of debt issuance costs from Deferred Financing Costs to Long-term Debt on the balance sheet of $2,337 as of December 31, 2015, $2,485 as of December 31, 2014, $2,216 as of December 31, 2013 and $2,794 as of December 31, 2012.    The presentation in the table above has been updated to conform with the current year presentation.

	For the year ended December 31,
	2012	2013	2014	2015	2016
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Total sales	$140,033	$194,320	$303,511	$400,408	$416,268
Gross profit	43,963	65,650	116,326	132,863	133,974
Income from operations	18,869	27,506	72,217	77,351	69,118
Income tax expense	4,144	7,378	22,036	22,087	24,687
Net income	6,012	11,639	39,961	44,176	39,009
Net income per basic share	$0.27	$0.52	$1.78	$1.95	$1.71
Net income per diluted share	$0.26	$0.51	$1.77	$1.94	$1.70
Cash dividends paid per common share	$0.82	$0.84	$0.87	$0.89	$0.94

	For the year ended December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Other Data
Adjusted EBITDA	$29,732	$44,569	$87,932	$96,536	$91,447
Capital expenditures	$1,446	$2,775	$5,254	$10,009	$9,830

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2014, 2015 and 2016 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward‑looking statements contained in this Annual Report on Form 10‑K.

Results of Operations

Dejana Acquisition and Operating Segments

On July 15, 2016, the Company acquired the Dejana business. As a result of the Dejana acquisition, the Company now operates through two reportable business segments.  Prior to the acquisition of Dejana, the Company operated one operating segment and one reportable business segment, which consisted of the manufacture and sale of snow and ice control products.  The Company’s two current reportable business segments are described below.

Work Truck Attachments.  The Work Truck Attachments segment includes snow and ice management attachments sold under the FISHER®, WESTERN®, HENDERSON® and SNOWEX® brands.  This segment consists of our operations that, prior to our acquisition of Dejana, were our single operating segment, consisting of the manufacture and sale of snow and ice control products. As described under “Seasonality and Year-To- Year Variability,” the Work Truck Attachments segment is seasonal and, as a result, its results of operations can vary from quarter-to-quarter and from year-to-year.

Work Truck Solutions.  The Work Truck Solutions segment, which was created as a result of the Dejana acquisition, includes the premier truck up-fit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands.

Because the Work Truck Solutions segment consists only of the assets of Dejana that were acquired during the year ended December 31, 2016, all results from prior periods have been solely attributable to the Work Truck Attachments segment and we therefore continue to report our results of operations from such periods on a consolidated basis. See Note 15 to the Consolidated Financial Statements for information concerning individual segment performance for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Overview

Although we diversified and expanded our portfolio with the acquisition of Dejana during the year ended December 31, 2016, snowfall is still the primary factor in evaluating our business results due to its significant impact on the results of operations of our Work Truck Attachments segment. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow‑belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2016. During this period, snowfall averaged 3,040 inches, with the low in such period being 1,794 inches and the high being 4,502 inches.

During the six‑month snow season ended March 31, 2016, snowfall was 2,255 inches, which was 25.8% lower than average. Meanwhile, during the six‑month snow season ended March 31, 2015, we experienced snowfall that was 17.3% higher than average.  During the six-month snow season ended March 31, 2014, we experienced snowfall that was 42.1% higher than average.  We believe the lower than average snowfall in the year ending December 31, 2016 was the largest driver that negatively impacted our business in 2016.  We believe other factors had a positive impact, including a favorable outcome in litigation defending our intellectual property, positively trending light truck sales in 2016,  the successful integration of Dejana and continued successful integration of Henderson.

The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2014, 2015 and 2016 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10‑K.

	For the year ended December 31,
	2014	2015	2016
	(in thousands)

Net sales	$303,511	$400,408	$416,268
Cost of sales	187,185	267,545	282,294
Gross profit	116,326	132,863	133,974
Selling, general, and administrative expense	38,306	48,150	54,260
Intangibles amortization	5,803	7,362	10,596
Income from operations	72,217	77,351	69,118
Interest expense, net	(8,129)	(10,895)	(15,195)
Litigation proceeds	-	-	10,050
Loss on extinguishment of debt	(1,870)	-	-
Other expense, net	(221)	(193)	(277)
Income before taxes	61,997	66,263	63,696
Income tax expense	22,036	22,087	24,687
Net income	$39,961	$44,176	$39,009

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2014	2015	2016

Net sales	100.0%	100.0%	100.0%
Cost of sales	61.7%	66.8%	67.8%
Gross profit	38.3%	33.2%	32.2%
Selling, general, and administrative expense	12.6%	12.0%	13.0%
Intangibles amortization	1.9%	1.9%	2.5%
Income from operations	23.8%	19.3%	16.6%
Interest expense, net	(2.7%)	(2.7%)	(3.7%)
Litigation proceeds	0.0%	0.0%	2.4%
Loss on extinguishment of debt	(0.6%)	0.0%	0.0%
Other expense, net	(0.1%)	(0.1%)	(0.1%)
Income before taxes	20.4%	16.5%	15.3%
Income tax expense	7.2%	5.5%	5.9%
Net income	13.2%	11.0%	9.4%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales.    Net sales were $416.3 million for the year ended December 31, 2016 compared to $400.4 million in 2015, an increase of $15.9 million, or 4.0%. Net sales increased for the year ended December 31, 2016 due to the addition of $65.0 million in sales attributable to the Work Truck Solutions segment that resulted from the Dejana acquisition.  Work Truck Attachments segment net sales decreased $39.3 million for the year ended

December 31, 2016, due primarily to below average levels of snowfall in the snow season ending March 31, 2016.   These impacts were offset by ongoing growth in demand for Henderson products and services.  Finally, of the $9.9 million in shipments from the Work Truck Attachments segment to the Work Truck Solutions segment following the Dejana acquisition, which was in line with historical trends, only $4.9 million was recognized as revenue when sold to end users by Work Truck Solutions.  The remaining $5.0 million was still in Work Truck Solutions inventory at year ended December 31, 2016 and is expected to be shipped and recorded as revenue in the first quarter of 2017.  All future shipments from the Work Truck Attachments segment to Work Truck Solutions will similarly not be recognized as revenue until they are sold to customers of Work Truck Solutions.

Cost of Sales.  Cost of sales was $282.3 million for the year ended December 31, 2016 compared to $267.5 million in 2015, an increase of $14.8 million, or 5.5%. . Cost of sales as a percentage of net sales increased from 66.8% for the year ended December 31, 2015 to 67.8% for the year ended December 31, 2016. The increase in cost of sales in the year ended December 31, 2016 when compared to the year ended December 31, 2015 was driven by the addition of $51.0 million in cost of sales attributable to the Work Truck Solutions segment that resulted from the Dejana acquisition as discussed above under “—Net Sales.”  The increases in cost of sales as a percentage of sales were primarily due to higher cost of sales as a percentage of sales for Work Truck Solutions products.   For the year ended December 31, 2016 as compared to the prior year, cost of sales as percentage of net sales increased as a result of increasing marginal production costs due to decreased volume for the Work Truck Attachment segment.  As a percentage of cost of sales, fixed and variable costs were approximately 17% and 83%, respectively, for the year ended December 31, 2016, compared to approximately 16% and 84%, respectively, for the year ended December 31, 2015.

Gross Profit.  Gross profit was $134.0 million for the year ended December 31, 2016 compared to $132.9 million in 2015, an increase of $1.1 million, or 0.8%, due to the increase in net sales described above under “—Net Sales” and “—Cost of Sales.” As a percentage of net sales, gross profit decreased from 33.2% for the year ended December 31, 2015 to 32.2% for the corresponding period in 2016, as a result of the factors discussed above under “—Net Sales” and “—Cost of Sales.”

Selling, General and Administrative Expense.  Selling, general and administrative expenses, including intangible asset amortization, were $64.9 million for the year ended December 31, 2016 compared to $55.5 million for the year ended December 31, 2015, an increase of $9.4 million, or 16.9%.  The increase compared to the year ended December 31, 2015 was primarily due to expenses related to ongoing operations at Work Truck Solutions of $6.5 million.  Intangible amortization expense increased $3.2 million due to additional intangible assets recognized as a result of the Dejana acquisition.  Transaction related costs related to Dejana of $3.4 million also contributed to the increase.  Slightly offsetting these increases were decreases in earnout expense of $1.8 million driven by TrynEx not meeting performance goals in 2016 and in performance based compensation of $0.9 million.  As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, increased from 13.9% for the year ended December 31, 2015 to 15.5% for the corresponding period in 2016 due to the factors noted above, namely the Dejana transaction related costs.

Interest Expense.  Interest expense was $15.2 million for the year ended December 31, 2016 compared to $10.9 million in the corresponding period in 2015.  Interest expense increased due to the additional borrowings resulting from the modifications made to the Company’s existing term loan facility in connection with the financing of the Dejana acquisition.

Litigation Proceeds.    Litigation proceeds were $10.1 million year ended December 31, 2016 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Buyers Products Company.  Under the settlement agreement, the Company received a non-recurring payment of $10.1 million.  There were no litigation proceeds in the year ended December 31, 2015.

Income Taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization. Our effective combined federal and state tax rate for 2016 was 38.8% compared to 33.3% for 2015. The effective tax rate for the year ended December 31, 2016 is higher than 2015 due to the release of valuation allowances in several states resulting from consecutive years of taxable income in those states in the year ended December 31, 2015.

Net Income.  Net income for the year ended December 31, 2016 was $39.0 million compared to net income of $44.2 million for the corresponding period in 2015, a decrease of $5.2 million. This decrease was driven by the factors described above.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales.    Net sales were $400.4 million for the year ended December 31, 2015 compared to $303.5 million in 2014, an increase of $96.9 million, or 31.9%. This increase was primarily attributable to $96.1 million in sales at Henderson, which was acquired on December 31, 2014.   Due primarily to sales of snow and ice control equipment at Henderson, overall sales of snow and ice control equipment for the year ended December 31, 2015 increased by 37.4%, compared to the year ended December 31, 2014.  Due primarily to the sales of parts and accessories at Henderson, overall parts and accessories sales increased by 3.5% for the year ended December 31, 2015, compared to the year ended December 31, 2014.    Sales of non-Henderson products also slightly increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014.   The increase in sales of non-Henderson products was due to a record number of new product releases which commenced shipping in the third quarter of 2015.    Additionally contributing to the increase was the impact of three consecutive years of above average snowfall.

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

Selling, General and Administrative Expense.  Selling, general and administrative expenses, including intangible asset amortization, were $55.5 million for the year ended December 31, 2015 compared to $44.0 million for the year ended December 31, 2014, an increase of $11.5 million, or 25.9%.  The increase compared to year ended December 31, 2014 was mostly due to expenses related to ongoing operations at Henderson of $10.5 million.  Intangible amortization expense increased $1.6 million due to additional intangible assets created as a result of the Henderson acquisition.  As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, decreased from 14.5% for the year ended December 31, 2014 to 13.9% for the corresponding period in 2015 due to sales leverage.

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

Defined Benefit Pension Obligation

As discussed in Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K, the pension benefit obligation and related pension expense or income of our pension plans are calculated in accordance with Accounting Standards Codification (“ASC”) 715‑30, Defined Benefit Plans‑Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for 2016 used a discount rate of 4.5% for both our hourly and salary pension plans and an expected long‑term rate of return on plan assets of 7.25%. Meanwhile, actuarial valuations for 2015 used a discount rate of 4.0% and 3.9% for our hourly and salary pension plans, respectively, and an expected long‑term rate of return on plan assets of 7.25%. Our discount rate reflects the expected future cash flow based upon our funding valuation assumptions and participant data at the beginning of the plan year. The expected future cash flow was discounted by the Principal Financial Group’s yield curve for the month preceding the 2016 year end.

In estimating the expected return on plan assets, we analyze historical and expected returns for multiple asset classes. The overall rate for each asset class was developed by combining a long‑term inflation component, the risk‑free real rate of return, and the associated risk premium. A weighted average rate was then developed based upon those overall rates and the target asset allocation of the plan. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, shareholders’ equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant. The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by our employees’ service adjusted for future wage increases. At December 31, 2016, our pension obligation funded status was $10.2 million underfunded.

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. We contributed approximately $1.7 million to our pension plans in 2016 and expect to make at a minimum the required minimum funding required of approximately $0.2 million in contributions to our pension plans in 2017. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a more detailed description of our pension plans.

Revenue Recognition and Allowance for Doubtful Accounts

Work Truck Attachments Segment Revenue Recognition

We recognize revenues upon shipment of equipment to the customer, which is when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the product has been shipped and we have no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.  Revenues from the sales of our Work Truck Attachments segment equipment are generally recognized on a gross basis.

Additionally, within the Work Truck Attachments segment, we perform up-fitting services.    Up-fitting services are recognized as revenue when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv)  the product has been either delivered or picked up by the customer and we have no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.   Additionally, customers are billed separately for the truck chassis by the chassis manufacturer.    We only record sales for the net amount of the up-fit, excluding the truck chassis.   The company acts as a garage keeper and never takes ownership or title to the truck chassis and does not pay interest associated with the truck chassis on its premises.

Within the Work Truck Attachments segment, we offer a variety of discounts and sales incentives to our distributors. The estimated liability for sales discounts and allowances is recorded at the time of sale as a reduction of net sales. The liability is estimated based on the costs of the program, the planned duration of the program and historical experience.

Work Truck Solutions Segment Revenue Recognition

Within the Work Truck Solutions segment, we performs up-fitting services.    Up-fitting services are recognized as revenue when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the product has been either delivered or picked up by the customer and we have no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.   Additionally, customers are billed separately for the truck chassis by the chassis manufacturer.  We only records sales for the net amount of the up-fit, excluding the truck chassis.   We obtain the truck chassis from the truck chassis manufacturer through either its floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer.    For truck chassis acquired through the floor plan agreement, we hold title to the vehicle from the time the chassis is received by us until the completion of the up-fit.  Meanwhile, under the bailment pool agreement, we do not take title to the truck chassis, but rather only holds the truck chassis on consignment.   We pay interest on both of these arrangements as discussed below in Note 7.  We record revenue in the same manner, net of the value of the truck chassis in both our floor plan and bailment pool agreements.

Revenues from the sales of the Work Truck Solutions products are generally recognized net of the truck chassis with the selling price to the customer recorded as sales and the manufacturing and up-fit cost of the product recorded as cost of sales.  Meanwhile within the Work Truck Solutions segment, we also sells certain products for which it acts as an agent. Products in this category include the sale of third-party products.  These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

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

Impairment of Long‑Lived Assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Our management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. We determined that no long‑lived assets were impaired as of December 31, 2016, 2015 and 2014.

Goodwill and Other Intangible Assets

We perform an annual impairment test for goodwill and indefinite lived trade names and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The analysis of potential impairment of goodwill requires a two‑step process. The first step is the estimation of fair value of the applicable reporting unit. We have determined we have three reporting units, and all significant decisions are made on a companywide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess of the fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2016, 2015 and 2014 resulted in no adjustment to the carrying value of our indefinite‑ lived intangibles and goodwill.

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

Warranty Cost Recognition

We accrue for estimated warranty costs as sales are recognized and periodically assess the adequacy of the recorded warranty liability and adjust the amount as necessary. Our warranties generally provide, with respect to our snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to two years after the date of purchase by the end‑user, and with respect to our parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end‑user. Certain snowplows only provide for a one year warranty. We determine the amount of the estimated warranty costs (and our corresponding warranty reserve) based on our prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. We adjust our historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.

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

As of December 31, 2016, we had liquidity comprised of approximately $18.6 million in cash and cash equivalents and borrowing availability of approximately $89.7 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $15.0 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2014, 2015 and 2016.

	Year ended December 31,
Cash Flows (in thousands)	2014	2015	2016
Net cash provided by operating activities	$53,747	$56,465	$69,920
Net cash used in investing activities	(90,929)	(21,827)	(191,174)
Net cash provided by (used in) financing activities	41,513	(21,989)	103,019

Increase (Decrease) in cash	$4,331	$12,649	$(18,235)

Sources and Uses of Cash

During the three‑year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre‑season shipping period. Additionally, cash from operations was used to fully fund the acquisition of the TrynEx business and to fund a portion of the acquisitions of Henderson and Dejana.

The following table shows our cash and cash equivalents and inventories at December 31, 2014, 2015 and 2016.

	December 31,
	2014	2015	2016
	(in thousands)
Cash and cash equivalents	$24,195	$36,844	$18,609
Inventories	48,248	51,584	70,871

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

We had cash and cash equivalents of $18.6 million at December 31, 2016 compared to cash and cash equivalents of $36.8 million at December 31, 2015. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2015	2016	Change
Net cash provided by operating activities	$56,465	$69,920	$13,455	23.8%
Net cash used in investing activities	(21,827)	(191,174)	(169,347)	(775.9%)
Net cash provided by (used in) financing activities	(21,989)	103,019	125,008	568.5%

Increase (Decrease) in cash	$12,649	$(18,235)	$(30,884)	244.2%

Net cash provided by operating activities increased $13.5 million from the year ended December 31, 2015 to the year ended December 31, 2016. The increase in cash provided by operating activities was due to  $18.4 million in favorable working capital changes slightly offset by a $4.9 million decrease in net income adjusted for reconciling items. The largest driver positively impacting cash flows was a net increase in cash provided by accounts receivable of $9.5 million driven by a $2.4 million increase in accounts receivable from the year ended December 31, 2015 to December 31, 2016 as compared to a $7.1 million decrease in accounts receivable from the year ended December 31, 2014 to December 31, 2015.

Net cash used in investing activities increased $169.3 million for the year ended December 31, 2016, compared to the corresponding period in 2015. This increase was due to the $181.3 million in cash outflow in 2016 for the Dejana acquisition as compared to $11.8 million in outflows in 2015 to complete the Henderson acquisition. Slightly offsetting this increase in cash used in investing activities was a decrease in capital expenditures in 2016 as compared to 2015 by $0.2 million.

Net cash provided by (used in) financing activities increased $125.0 million for the year ended December 31, 2016 as compared to the corresponding period in 2015.  The increase in cash provided by financing activities was largely due to a $128.7 million net increase in 2016 resulting from borrowing and payments of long term debt.  The net increase in 2016 was a result of the Company amending and restating its senior credit facility to fund the Dejana acquisition, which included borrowings of long term debt of $129.4 million, partially offset by current year principal payments on our debt of $2.6 million.  In 2015, we had no similar increase and made $1.9 million in repayments of long term debt. In conjunction with amending the Company’s senior credit facility, $2.3 million in financing costs were paid in 2016.  We also paid dividends of $20.2 million in the year ended December 31, 2015, compared to dividends paid of $21.5 million in the year ended December 31, 2016. We had no outstanding borrowings under our revolving credit facility at either December 31, 2015 or December 31, 2016.

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

Net cash provided by operating activities was $69.9 million in the year ended December 31, 2016 as compared to $56.5 in the year ended December 31, 2015.  Free cash flow (as defined below) for the year ended December 31, 2016 was $60.1 million compared to $46.5 million in 2015, an increase in free cash flow of $13.6 million, or 29.2%. The increase in free cash flow is primarily a result of an increase in cash provided by operating activities of $13.4 million and decrease in capital expenditures of $0.2 million, as discussed below under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non‑GAAP measure.

	For the year ended December 31,
	2014	2015	2016

	(in thousands)
Net cash provided by operating activities	$53,747	$56,465	$69,920
Acquisition of property and equipment	(5,254)	(10,009)	(9,830)
Free cash flow	$48,493	$46,456	$60,090

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock based compensation, loss on extinguishment of debt, impairment on assets held for sale, litigation proceeds and certain purchase accounting expenses. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

Adjusted EBITDA for the year ended December 31, 2016 was $91.4 million compared to $96.5 million in 2015, a decrease of $5.1 million, or 5.3%. Adjusted EBITDA for the year ended December 31, 2015 was $96.5 million compared to $87.9 million in 2014, an increase of $8.6 million, or 9.8%. In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Net income	$6,012	$11,639	$39,961	$44,176	$39,009

Interest expense—net	8,393	8,328	8,129	10,895	15,195
Income taxes	4,144	7,378	22,036	22,087	24,687
Depreciation expense	2,819	3,068	3,422	4,919	6,146
Amortization	5,199	5,625	5,803	7,362	10,596
EBITDA	26,567	36,038	79,351	89,439	95,633
Stock based compensation	2,166	2,587	2,868	3,275	2,898
Litigation proceeds	—	—	—	—	(10,050)
Loss on extinguishment of debt	—	—	1,870	—	—
Purchase accounting (1)	—	4,506	945	2,613	(1,003)
Other charges (2)	999	1,438	2,898	1,212	3,969
Adjusted EBITDA	$29,732	$44,569	$87,932	$96,539	$91,447

(1)

Reflects $3,951 in earn out compensation and $555 in inventory step up related to TrynEx included in cost of sales in the year ended 2013.  Reflects $945 in earn out compensation related to TrynEx in the year ended 2014.  Reflects $335 in earn out compensation expense related to TrynEx in the year ended December 31, 2015.  Reflects $322 and $1,956 in earn out compensation expense related to Henderson and inventory step up related to Henderson included in cost of sales in the year ended December 31, 2015.  Reflects ($1,301) and $173 in earn out compensation expense (benefit) related to TrynEx and Dejana, respectively in the year ended December 31, 2016.  Reflects $125 in inventory step up related to Dejana included in cost of sales in the year ended December 31, 2016.

(2)

Reflects legal and consulting fees of $999, $791, $2,898, $1,212 and $3,969 for the years ended 2012, 2013, 2014, 2015 and 2016 respectively and a write down of asset held for sale of $647 for the year ended 2013.

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long‑term debt and related interest. We have net unrecognized tax benefits of $0.6 million as of December 31, 2016. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2016.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$313,588	$2,829	$5,658	$305,101	$-
Operating leases - related parties (2)	17,164	1,796	3,592	3,592	8,184
Operating leases - third parties (3)	4,693	626	1,258	949	1,860
Interest on long-term debt (4)	80,822	16,502	32,498	31,822	-

Total contracted cash obligations (5)	$416,267	$21,753	$43,006	$341,464	$10,044

(1)	Long‑term debt obligation is presented net of discount of $2.0 million at December 31, 2016.

(2)	Relates to eight operating leases at Dejana up-fitting and manufacturing facilities with related party affiliates.
(3)	Relates to five operating leases at Henderson installation and distribution locations and outdoor storage for two Dejana locations with third parties.
(4)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2016.
(5)

Pension obligations are excluded from this table as we are unable to estimate the timing of payments related to these obligations. The minimum required contribution to our pension plans was $0.4 million in 2016 and is expected to be $0.2 million in 2017.

Senior Credit Facilities

On July 15, 2016, we amended our senior credit facilities to, among other things, (i) provide for an incremental senior secured term loan facility in the aggregate principal amount of $130.0 million to finance the acquisition of Dejana; (ii) permit us to enter into floor plan financing arrangements in an aggregate amount not to exceed $20.0 million; (iii) revise the calculation of excess cash flow in determining the amount of mandatory prepayments under the agreement for the term loan facility (the “Term Loan Credit Agreement”) to reduce the amount of excess cash flow by the cash portion of the purchase price of a permitted acquisition paid during any fiscal year, net of any proceeds of any related financings with respect to such purchase price and any sales of capital assets used to finance such purchase price; and (iv) extend the final maturity date of the revolving credit facility from December 31, 2019 to June 30, 2021.

On February 8, 2017, we amended our Term Loan Credit Agreement to, among other things, (i) convert the existing senior secured term loan facilities into a consolidated senior secured term loan facility in the aggregate principal amount of $315.5 million; and (ii) decrease the interest rate margins that apply to the term loan facility from 3.25% to 2.50% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 4.25% to 3.50% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement).

Prior to the amendments, our senior credit facilities consisted of a $190.0 million term loan facility and a $100.0 million revolving credit facility with a group of banks, of which $10.0 million was available in the form of letters of credit and $5.0 million was available for the issuance of short-term swing line loans. After the amendments, our senior credit facility consists of a $315.5 million term loan facility and the original $100.0 million revolving credit facility, of which $10.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans.

The Term Loan Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of $315.5 million and generally bears interest (at our election) at either (i) 2.50% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 3.50% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  The Term Loan Credit Agreement also allows us to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80.0 million subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00.

The agreement for the revolving credit facility (the “Revolving Credit Agreement”) provides that we have the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.50% to 2.00% per annum, depending on the utilization of the facility, plus the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Revolving Credit Agreement) or (ii) a margin ranging from 0.50% to 1.00% per annum, depending on the utilization of the facility, plus the greatest of (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Revolving Credit Agreement is June 30, 2021, and our term loan amortizes in nominal amounts quarterly with the balance payable on December 31, 2021.

The term loan was originally issued at a $1.9 million discount and the incremental term loan was issued at a $0.7 million  discount both of which are being amortized over the term of the term loan.  We incurred $2.3 million in financing costs in conjunction with the amendment, of which $2.1 million relates to the term loan and $0.2 million related to the revolving line of credit, which are included as deferred financing costs as a reduction to Long – Term Debt on the Consolidated Balance Sheet.

While the amendment to our term loan facility in the year ending December 31, 2016 was deemed not to be a significant modification, the amendment to our term loan facility in the year ended December 31, 2014 resulted in a significant modification to a portion of our debt under ASC 470-50 – Debt which resulted in the write off of unamortized capitalized deferred financing costs of $0.7 million and the expensing of certain fees paid of $0.6 million as well as the write off of unamortized debt discount of $0.6 million which resulted in a loss on extinguishment of debt of $1.9 million in the Consolidated Statement of Income during the year ended December 31, 2014.

At December 31, 2016, we had outstanding borrowings under the term loan of $313.6 million and no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $89.7 million.

Our senior credit facilities include certain negative and operating covenants, including restrictions on our ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by our subsidiaries significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to the Company. The terms of our revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect us indirectly since we rely principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, our revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12.5 million in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12.5 million cap and a separate one-time $15.0 million capital expenditures to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the revolving credit facility is not maintained, that we comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under our revolving credit facility.     At December 31, 2016, we were in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, we are required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2016, we were not required to make an excess cash flow payment.

We entered into interest rate swap agreements on February 20, 2015 to reduce our exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at December 31, 2016 was $2.0 million, of which $0.3 million and $1.7 million are included in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively.  The interest rate swaps’ negative fair value at December 31, 2015 was $1.5 million, of which $0.3 million and $1.2 million are included in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively.  We have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

We receive on consignment truck chassis on which we perform up-fitting service installations under “bailment pool” arrangements with major truck manufacturers.  We never receive title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2016 was $22,420. We are responsible to the manufacturer for interest on chassis held for up-fitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2016, rates were based on prime (3.75% at December 31, 2016) plus a margin ranging from 0% to 8%.  During 2016, from the date of the Dejana acquisition of July 15, 2016 through December 31, 2016, we incurred $79 in interest on the bailment pool arrangement.

We have a floor plan line of credit for up to $20,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expires on July 31, 2017.  The floor plan agreement is similar to the bailment pool agreements as we receive truck chassis on up-fitting service installations.  The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%.  The obligation under the floor plan agreement as of December 31, 2016 is $3,939.  During the year ended December 31, 2016 from the date of the Dejana acquisition of July 15, 2016 through December 31, 2016, we incurred $92 in interest on the floor plan arrangements.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure with approximately $19.0 million of annual tax‑deductible intangible and goodwill amortization expense over the next two years which may be utilized in the event we have sufficient taxable income to utilize such benefit.

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

Seasonality and Year‑To‑Year Variability

Our Work Truck Attachments segment is seasonal and also varies from year‑to‑year. Consequently, our Work Truck Attachments segment results of operations and financial condition vary from quarter‑to‑quarter and from year‑to‑year as well. In addition, because of this seasonality and variability, our Work Truck Attachments segment results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years.

Sales of our Work Truck Attachments segment products are significantly impacted by the level, timing and location of snowfall, with sales in any given year and region most heavily influenced by snowfall levels in the prior snow season (which we consider to begin in October and end in March) in that region. This is due to the fact that end‑user demand for our Work Truck Attachments products is driven primarily by the condition of their snow and ice control equipment, and in the case of professional snowplowers, by their financial ability to purchase new or replacement snow and ice control equipment, both of which are significantly affected by snowfall levels. Heavy snowfall during a given winter causes usage of our Work Truck Attachments products to increase, resulting in greater wear and tear to our products and a shortening of their life cycles, thereby creating a need for replacement snow and ice control equipment and related parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement snow and ice control equipment prior to the following winter. To a lesser extent, sales of our Work Truck Attachments products are influenced by the timing of snowfall in a given winter. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our Work Truck Attachments segment’s end‑users may respond to an early snowfall by purchasing replacement snow and ice control equipment during the current season rather that delaying purchases until after the season is over when most purchases are typically made by end‑users.

We attempt to manage the seasonal impact of snowfall on our Work Truck Attachments segment revenues in part through our pre‑season sales program, which involves actively soliciting and encouraging pre‑season distributor orders in the second and third quarters by offering our distributors a combination of pricing, payment and freight incentives during this period. These pre‑season sales incentives encourage our distributors to re‑stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre‑season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two‑thirds over the last ten years) during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. By contrast, our revenue and operating results tend to be lowest during the first quarter as management believes our end‑users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre‑season sales incentive period to re‑stock inventory. Fourth quarter sales vary from year‑to‑year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of our fourth quarter sales and shipments consist of re‑orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

Our Work Truck Attachments segment revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our Work Truck Attachments segment first quarter revenue has varied from approximately $8.5 million to approximately $53.9 million between 2012 and 2016. During the last five‑year period, net income (loss) during the first quarter has varied from a net income of approximately $5.3 million to a net loss of approximately $4.3 million, with an average net loss of $0.1 million.

While our Work Truck Attachments monthly working capital has averaged approximately $85 million from 2014 to 2016, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre‑season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $100.0 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and sales, general and administrative expenditures to account for the year‑to‑year variability of our sales volumes.  Management currently estimates that consolidated annual fixed overhead expenses generally range from approximately $50.0 million in low sales volume years to approximately $55.0 million in high sales volume years. Further, management currently estimates that consolidated annual sales, general and administrative expenses other than amortization generally approximate $65.0 million, but can be reduced to approximately $60.0 million to maximize cash flow in low sales volume years, and can increase to approximately $70.0 million to maintain customer service and responsiveness in high sales volume years.

Additionally, although modest, our annual capital expenditure requirements, which are normally budgeted at $12.0 million, can be temporarily reduced by up to approximately 40% in response to actual or anticipated decreases in sales volumes. If we are unsuccessful in our asset management initiatives, the seasonality and year‑to‑year variability effects on our business may be compounded and in turn our results of operations and financial condition may suffer.

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

As of December 31, 2016, we had outstanding borrowings under our term loan of $313.6 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2016 by $0.7 million, $1.7 million and $2.7 million, respectively. We entered into three interest rate swap agreements in 2015 with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018; March 29, 2018 through March 31, 2020; and March 31, 2020 through June 30, 2021, respectively.  We entered into these interest rate swap agreements to hedge the variability in future cash flows associated with our variable-term loans. We have counterparty credit risk resulting from the interest rate swaps, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  The interest rate swaps’ negative fair value at December 31, 2016 was $2.0 million, of which $0.3 million and $1.7 million are included in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively.

As of December 31, 2016, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2016 by $0.1 million, $0.1 million and $0.2 million, respectively.

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

The financial statements are included in this report beginning on page F‑2.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

As disclosed in our current report on Form 8-K filed on December 23, 2016, we changed our independent registered public accounting firm effective for the fiscal year ending December 31, 2017. There were no disagreements or reportable events related to the change in accountants.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by this report.

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016. Disclosure controls and procedures are defined by Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. As allowed by SEC guidance, management excluded from its assessment Dejana Truck & Utility Equipment Company LLC, which was acquired in 2016 and constituted 7.8% and  13.4% of total and net assets, respectively, as of December 31, 2016 and 15.6% and (2.2%) of revenues and net income, respectively, for the year then ended..   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10‑K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2016.

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

Item 16.  Form 10-K Summary

Not applicable

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2017.

DOUGLAS DYNAMICS, INC.

By:	/s/ James Janik
James L. Janik Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2017.

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

2.4

Asset Purchase Agreement, dated June 15, 2016, among Acquisition Delta LLC, Peter Paul Dejana Family Trust Dated 12/31/98, Dejana Truck & Utility Equipment Company, Inc. and Andrew Dejana (as Appointed Agent) [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on June 20, 2016 (File No. 001-34728)].

2.5

First Amendment, dated February 27, 2017, to the Asset Purchase Agreement, dated June 15, 2016, among Acquisition Delta LLC, Peter Paul Dejana Family Trust Dated 12/31/98, Dejana Truck & Utility Equipment Company, Inc. and Andrew Dejana (as Appointed Agent) [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on March 1, 2017 (File No. 001-34728)].

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

Exhibit Number	Title
10.3

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

10.4

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

10.5

Third Amendment, dated as of February 8, 2017, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the banks and financial institutions party thereto and JPMorgan Chase Bank, N.A, as the additional term B lender [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on February 13, 2017 (File No. 001-34728)].

10.6#

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

10.10#

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

10.13#

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
10.15#

Form of Amended and Restated Management Non‑Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.20 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.16#

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

10.18#

Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.23 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].

10.19#

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

10.21#

Form of Second Amended and Restated Non‑Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.26 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.22#	Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].
10.23#

Douglas Dynamics, Inc. Annual Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-34728)].

10.24#

Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-34728)].

10.25#

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

10.28#

Form of Nonqualified Stock Option Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.29#

Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].

Exhibit Number	Title
10.30#

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

10.32#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.33#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].
10.34#	Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2011.]
10.35#

Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012.]

10.36#

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
99.1

Proxy Statement for the 2017 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2016; except to the extent specifically incorporated by reference, the Proxy Statement for the 2016 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K]

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Dynamics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Dynamics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 13,2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

We have audited Douglas Dynamics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Douglas Dynamics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Douglas Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

As indicated in the Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dejana Truck & Utility Equipment Company LLC, which is included in the 2016 consolidated financial statements of Douglas Dynamics, Inc. and constituted 7.8% and  13.4% of total and net assets, respectively, as of December 31, 2016 and 15.6% and (2.2%) of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Douglas Dynamics, Inc. also did not include an evaluation of the internal control over financial reporting of Dejana Truck & Utility Equipment Company LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Dynamics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 13, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 13, 2017

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$18,609	$36,844
Accounts receivable, net	78,589	67,707
Inventories	70,871	51,584
Inventories - truck chassis floor plan	3,939	-
Refundable income taxes paid	1,541	4,850
Deferred income taxes	5,726	6,154
Prepaid and other current assets	2,886	2,104
Total current assets	182,161	169,243
Property, plant and equipment, net	52,141	42,636
Goodwill	238,286	160,932
Other intangible assets, net	194,851	127,647
Other long-term assets	4,460	2,708
Total assets	$671,899	$503,166

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$17,299	$14,555
Accrued expenses and other current liabilities	27,325	25,549
Floor plan obligations	3,939	-
Current portion of long-term debt	2,829	1,629
Total current liabilities	51,392	41,733
Retiree health benefit obligation	7,193	6,656
Pension obligation	10,184	10,839
Deferred income taxes	60,289	54,932
Long-term debt, less current portion	306,726	182,506
Other long-term liabilities	15,652	6,004
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,501,640 and 22,387,797 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	225	224
Additional paid-in capital	144,523	141,626
Retained earnings	82,387	64,829
Accumulated other comprehensive loss, net of tax	(6,672)	(6,183)
Total shareholders' equity	220,463	200,496
Total liabilities and shareholders' equity	$671,899	$503,166

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2016	2015	2014
Net sales	$416,268	$400,408	$303,511
Cost of sales	282,294	267,545	187,185
Gross profit	133,974	132,863	116,326
Selling, general, and administrative expense	54,260	48,150	38,306
Intangibles amortization	10,596	7,362	5,803
Income from operations	69,118	77,351	72,217
Interest expense, net	(15,195)	(10,895)	(8,129)
Litigation proceeds	10,050	-	-
Loss on extinguishment of debt	-	-	(1,870)
Other expense, net	(277)	(193)	(221)
Income before taxes	63,696	66,263	61,997
Income tax expense	24,687	22,087	22,036
Net income	$39,009	$44,176	$39,961
Less: Net income attributable to participating securities	540	604	609
Net income attributable to common shareholders	$38,469	$43,572	$39,352
Earnings per share:
Basic earnings per common share attributable to common shareholders	$1.71	$1.95	$1.78
Earnings per common share assuming dilution attributable to common shareholders	$1.70	$1.94	$1.77
Cash dividends declared and paid per share	$0.94	$0.89	$0.87

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended December 31,
	2016	2015	2014
Net income	$39,009	$44,176	$39,961
Adjustment for pension and postretirement benefit liability, net of tax of $147 in 2016, ($495) in 2015 and $3,346 in 2014	(231)	782	(5,350)
Adjustment for interest rate swap, net of tax of $225 in 2016, $564 in 2015 and ($114) in 2014	(258)	(937)	184
Comprehensive income	$38,520	$44,021	$34,795

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total

Balance at December 31, 2013	22,223,454	$222	$135,498	$20,463	$(862)	$155,321
Net income	—	—	—	39,961	—	39,961
Dividends paid	—	—	—	(19,598)	—	(19,598)
Adjustment for pension and postretirement benefit liability, net of tax of $3,346	—	—	—	—	(5,350)	(5,350)
Adjustment for interest rate swap, net of tax of ($114)	—	—	—	—	184	184
Shares withheld on restricted stock vesting	—	—	(97)	—	—	(97)
Stock based compensation	59,174	1	2,867	—	—	2,868
Balance at December 31, 2014	22,282,628	$223	$138,268	$40,826	$(6,028)	$173,289
Net income	—	—	—	44,176	—	44,176
Dividends paid	—	—	—	(20,173)	—	(20,173)
Adjustment for pension and postretirement benefit liability, net of tax of ($495)	—	—	—	—	782	782
Adjustment for interest rate swap, net of tax of $564	—	—	—	—	(937)	(937)
Shares issued from exercise of stock options	26,350	—	111	—	—	111
Shares withheld on restricted stock vesting	—	—	(27)	—	—	(27)
Stock based compensation	78,819	1	3,274	—	—	3,275
Balance at December 31, 2015	22,387,797	$224	$141,626	$64,829	$(6,183)	$200,496
Net income	—	—	—	39,009	—	39,009
Dividends paid	—	—	—	(21,451)	—	(21,451)
Adjustment for pension and postretirement benefit liability, net of tax of $147	—	—	—	—	(231)	(231)
Adjustment for interest rate swap, net of tax of $225	—	—	—	—	(258)	(258)
Stock based compensation	113,843	1	2,897	—	—	2,898
Balance at December 31, 2016	22,501,640	$225	$144,523	$82,387	$(6,672)	$220,463

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2016	2015	2014
Operating activities
Net income	$39,009	$44,176	$39,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,742	12,281	9,225
Inventory step up of acquired business included in cost of sales	125	1,956	-
Amortization of deferred financing costs and debt discount	950	720	759
Loss on extinguishment of debt	-	-	1,870
Loss recognized on impairment of assets held for sale	-	-	67
Stock-based compensation	2,898	3,275	2,868
Provision for losses on accounts receivable	208	305	577
Deferred income taxes	5,413	5,807	(326)
Earnout liability	(1,128)	623	947
Changes in operating assets and liabilities:
Accounts receivable	2,419	(7,094)	(4,201)
Inventories	605	(5,292)	(3,963)
Prepaid assets, refundable income taxes and other assets	1,699	(5,886)	2,085
Accounts payable	(113)	4,802	(3,199)
Accrued expenses and other current liabilities	(3,434)	3,138	6,595
Benefit obligations and other long-term liabilities	4,527	(2,346)	482
Net cash provided by operating activities	69,920	56,465	53,747
Investing activities
Capital expenditures	(9,830)	(10,009)	(5,254)
Proceeds from sale of equipment and assets held for sale	-	-	1,018
Acquisition of businesses	(181,344)	(11,818)	(86,693)
Net cash used in investing activities	(191,174)	(21,827)	(90,929)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	-	(27)	(97)
Proceeds from exercise of stock options	-	111	-
Payments of financing costs	(2,320)	-	(2,132)
Borrowings on long-term debt	129,350	-	188,100
Dividends paid	(21,451)	(20,173)	(19,598)
Short-term borrowings (repayments), net	-	-	(13,000)
Repayment of long-term debt	(2,560)	(1,900)	(111,760)
Net cash provided by (used in) financing activities	103,019	(21,989)	41,513
Change in cash and cash equivalents	(18,235)	12,649	4,331
Cash and cash equivalents at beginning of year	36,844	24,195	19,864
Cash and cash equivalents at end of year	$18,609	$36,844	$24,195
Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$13,697	$-	$-
Supplemental disclosure of cash flow information
Income taxes paid	$16,440	$21,633	$17,012
Interest paid	$14,235	$10,519	$7,505

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

Douglas Dynamics, Inc. (the “Company,”) is a premier manufacturer and up-fitter of commercial vehicle attachments and equipment. The Company’s portfolio includes snow and ice management attachments sold under the BLIZZARD®, FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands, turf care equipment under the TURFEX® brand, and industrial maintenance equipment under the SWEEPEX® brand.  On July 15, 2016, the Company acquired substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Peter Paul Dejana Family Trust Dated 12/31/98 (such assets “Dejana”).  The Company is headquartered in Milwaukee, WI and currently owns manufacturing and up-fit facilities in Milwaukee, WI, Manchester Iowa, Rockland, ME,  Madison Heights, MI and Huntley, IL. The Company also leases twelve manufacturing and up-fit facilities located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island.  Additionally, the Company operates a sourcing office in China.

The Company currently conducts business in two segments: Work Truck Attachments and Work Truck Solutions. The Work Truck Solutions segment was established as a result of the acquisition of Dejana.  The Company’s Work Truck Attachments segment consists of our operations that, prior to the acquisition of Dejana, were our single operating segment, consisting of the manufacture and sale of snow and ice control products.  Financial information regarding these segments is in Note 15 to the Consolidated Financial Statements.

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

2. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Douglas Dynamics, Inc. and its direct wholly‑owned subsidiary, Douglas Dynamics, L.L.C., and its wholly‑owned subsidiaries, Douglas Dynamics Finance Company (an inactive subsidiary), Fisher, LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc. and Dejana Truck & Utility Equipment Company, LLC (hereinafter collectively referred to as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

Accounts receivable and allowance for doubtful accounts

The Company carries its accounts receivable at their face amount less an allowance for doubtful accounts. The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed up-fit trucks. Credit is extended based on an evaluation of a customer’s financial condition. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions based on a history of write‑offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest.

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2016, 2015 and 2014, distributors financed purchases of $7,578, $7,584 and $5,646 through this financing program, respectively. At both December 31, 2016 and December 31, 2015, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by distributors to the third party financing company under this program at December 31, 2016 and 2015 was $6,767 and $2,788, respectively. The Company was required to repurchase repossessed inventory of $0, $13, and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

As required by the Company’s prior debt agreement the Company entered into an interest rate swap agreement in the second quarter of 2011 to hedge against the potential impact on earnings from increases in market interest rates.  Under the interest rate swap agreement, effective as of July 18, 2011, the Company either received or made payments on a monthly basis based on the differential between 6.335% and LIBOR plus 4.25% (with a LIBOR floor of 1.5%).  The interest rate swap agreement expired in December of 2014.  On December 31, 2014, the Company amended its senior credit facility, which no longer required the Company to have a hedge agreement in place.

The Company is a counterparty to interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company will either receive or make payments on a  monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  The negative fair value of the interest rate swap, net of tax, of ($1,195) and ($937) at December 31, 2016 and December 31, 2015, respectively,  is included in Accumulated other comprehensive loss on the balance sheet.   This fair value was determined using Level

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820 - Fair Value Measurements and Disclosures.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first‑in, first‑out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

The Company records inventories to include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 7.  The Company takes title to truck chassis upon receipt of the inventory through their floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2016, the Company had $3,939 of chassis inventory and related floor plan financing obligation.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.  As the Company acquired Dejana in the year ended December 31, 2016, the Company did not have any chassis inventory at December 31, 2015.

The Company receives, on consignment, truck chassis on which it performs up-fitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2016 was $22,420.  The Company is responsible to the manufacturer for interest on chassis held for up-fitting.  As the Company acquired Dejana in the year ended December 31, 2016, the Company did not have any bailment chassis at December 31, 2015.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

Leases

As of December 31, 2016, twelve of the Company’s up-fit and distribution centers were subject to a lease agreement.

All of the Company’s current leases are considered operating leases, and are not recorded on the Company’s balance sheet.   Rent expense is recognized on a straight-line basis over the expected lease term.   The Company leases buildings in which it operates from both related party and third party lessors.    See Note 9 for further details.

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

Depreciation expense was $6,146, $4,919, and $3,422 for the years ended December 31, 2016, 2015 and 2014, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $5,060, $5,272 and $4,682 for the years ended December 31, 2016, 2015 and 2014, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in the results of operations.

Impairment of long‑lived assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long‑lived assets were impaired as of December 31, 2016 and 2015.

Goodwill and other intangible assets

Goodwill and indefinite‑lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite‑lived intangible assets is estimated based upon an income and market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting units to its carrying value. The Company has determined it has three reporting units. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss may be recognized. The Company has determined that goodwill and indefinite lived assets were not impaired as of December 31, 2016 and 2015.  The Company had goodwill of $238,286 and $160,932 at December 31, 2016 and December 31, 2015, respectively, of which $160,932 relates to goodwill associated with the Work Truck Attachments segment at both December 31, 2016 and December 31, 2015 and $77,354 relates to the newly created Work Truck Solutions segment at December 31, 2016.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangible over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15  to 19.5 years and noncompete agreements over 4  to 5 years. The Company acquired backlogs in conjunction with the Dejana and Henderson acquisitions on July 15, 2016 and December 31, 2014, respectively.    The Dejana backlog was amortized in the same quarter as the acquisition.   Meanwhile, the Henderson backlog was amortized in the first half of 2015. There were no indicators of impairment during the years ended December 31, 2016 and 2015.

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

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2013	$2,216
Write-off of unamortized deferred financing costs	(701)
Deferred financing costs capitalized on new debt	1,549
Amortization of deferred financing costs	(579)
Balance at December 31, 2014	2,485
Amortization of deferred financing costs	(148)
Balance at December 31, 2015	2,337
Deferred financing costs capitalized on new debt	2,320
Amortization of deferred financing costs	(624)
Balance at December 31, 2016	$4,033

For the year ended December 31, 2014, the Company recorded the write‑off of certain deferred financing costs as a loss on extinguishment of debt, in the consolidated statements of income as a result of an amendment to the Company’s term loan facility resulting in a significant modification of the debt for certain lenders under Accounting Standards Codification (“ASC”) 470-50 – Debt Modifications and Extinguishments  .

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long‑term debt:

	Fair Value at December 31, 2016	Fair Value at December 31, 2015
Assets:
Other long-term assets (a)	$3,458	$2,500

Total Assets	$3,458	$2,500

Liabilities:
Interest rate swaps (b)	1,985	1,501
Long term debt (c)	315,940	185,540
Earnout - Henderson (d)	636	761
Earnout - Trynex (e)	-	1,606
Earnout - Dejana (f)	10,373	-

Total Liabilities	$328,934	$189,408

(a)

Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

(b)

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $335 and $1,650 at December 31, 2016 are included in accrued expenses and other current liabilities and other long-term liabilities, respectively.  Interest rate swaps of $286 and $1,215 at December 31, 2015 are included in accrued expenses and other current liabilities and other long-term liabilities, respectively.

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

(d)

Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $194 and $442, respectively, at December 31, 2016 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $319 and $442, respectively, at December 31, 2015 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	December 31,

	2016	2015
Beginning Balance	$761	$600
Additions	-	-
Adjustments to fair value	-	322
Payment to former owners	(125)	(161)
Ending balance	$636	$761

(e)

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

	December 31,

	2016	2015

Beginning Balance	$1,606	$1,987
Additions	—	—
Adjustments to fair value	—	(113)
Payments to former owners	(1,606)	(268)
Ending balance	$-	$1,606
(f)

Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $5,487 and $4,886, respectively, at December 31, 2016 is the fair value of an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of Dejana.   The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

December 31,

2016
Beginning Balance	$-
Additions	10,200
Adjustments to fair value	173
Payment to former owners	-
Ending balance	$10,373

Concentration of credit risk

The Company’s cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2016, 2015 and 2014.

Revenue recognition

Work Truck Attachments Segment Revenue Recognition

The Company recognizes revenues upon shipment of equipment to the customer, which is when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the product has been shipped and the Company has no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.  Revenues from the sales of the Work Truck Attachments segment equipment are generally recognized on a gross basis.

Additionally, within the Work Truck Attachments segment, the Company performs up-fitting services.    Up-fitting services are recognized as revenue when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv)  the product has been either delivered or picked up by the customer and the Company has no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.  Additionally, customers are billed separately for the truck chassis by the chassis manufacturer.    The Company only records sales for the net amount of the up-fit, excluding the truck chassis.   The company acts as a garage keeper and never takes ownership or title to the truck chassis and does not pay interest associated with the truck chassis on its premises within the Work Truck Attachments segment.

Within the Work Truck Attachments segment, the Company offers a variety of discounts and sales incentives to its distributors. The estimated liability for sales discounts and allowances is recorded at the time of sale as a reduction of net sales. The liability is estimated based on the costs of the program, the planned duration of the program and historical experience.

Work Truck Solutions Segment Revenue Recognition

Within the Work Truck Solutions segment, the Company performs up-fitting services.    Up-fitting services are recognized as revenue when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

(iv) the product has been either delivered or picked up by the customer and the Company has no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.   Additionally, customers are billed separately for the truck chassis by the chassis manufacturer.  The Company only records sales for the net amount of the up-fit, excluding the truck chassis.   The Company obtains the truck chassis from the truck chassis manufacturer through either its floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer.    For truck chassis acquired through the floor plan agreement, the Company holds title to the vehicle from the time the chassis is received by the Company until the completion of the up-fit.  Meanwhile, under the bailment pool agreement, the Company does not take title to the truck chassis, but rather only holds the truck chassis on consignment.   The Company pays interest on both of these arrangements as discussed below in Note 7.  The Company records revenue in the same manner net of the value of the truck chassis in both the Company’s floor plan and bailment pool agreements.

Revenues from the sales of the Work Truck Solutions products are generally recognized net of the truck chassis with the selling price to the customer recorded as sales and the manufacturing and up-fit cost of the product recorded as cost of sales.  Meanwhile within the Work Truck Solutions segment, the Company also sells certain products for which it acts as an agent. Products in this category include the sale of third-party products.  These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

Cost of sales

Cost of sales includes all costs associated with the manufacture of the Company’s products, including raw materials, purchased parts, freight, plant operating expenses, property insurance and taxes, and plant depreciation. All payroll costs and employee benefits for the hourly workforce, manufacturing management, and engineering costs are included in cost of sales.

Related Party Transactions

As a result of the Dejana acquisition, the Company entered into related party leases.     See Note 14 for further details.

During 2016, one of the Company’s non-employee directors, served as the Chief Executive Officer of Fleetpride, Inc., an independent distributor of parts for heavy duty trucks and trailers.  During 2016, the Company purchased parts from Fleetpride, Inc. for use in Henderson Products, Inc. trucks.  The total amount of these purchases during 2016 was $242.

Warranty cost recognition

The Company accrues for estimated warranty costs as revenue is recognized. See Note 9 for further details.

Defined benefit plans

The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Management reviews underlying assumptions on an annual basis. Refer to Note 11.

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, CD‑ROM, and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $4,269, $4,511 and $4,393 for the years ended December 31, 2016, 2015 and 2014, respectively. The

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

Company also provides its distributors with pre‑approved, cooperative advertising programs, which are recorded as advertising expense in selling, general and administrative expense. All costs associated with the Company’s advertising programs are expensed as incurred.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non‑owner resources and is comprised of net income or loss and “other comprehensive income (loss)”. The Company’s other comprehensive income (loss) is comprised of the adjustments for pension and postretirement benefit liabilities as well as the impact of its interest rate swaps.  See Note 18 for the components of accumulated other comprehensive loss.

Segment Reporting

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

 Work Truck Attachments.  The Work Truck Attachments segment includes snow and ice management attachments sold under the FISHER®, WESTERN®, HENDERSON® and SNOWEX® brands.  This segment consists of the Company’s operations that, prior to the Company’s acquisition of Dejana, were a single operating segment, consisting of the manufacture and sale of snow and ice control products.

Work Truck Solutions.  The Work Truck Solutions segment, which was created as a result of the Dejana acquisition, includes the up-fit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands.

Segment performance is evaluated based on segment net sales, gross margin and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts that include various support functions, such as information technology, corporate finance, legal, executive administration and human resources..    No single customer’s revenues amounted to 10% or more of the Company’s total revenue. Sales are primarily within the United States and substantially all assets are located within the United States.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

3. Acquisitions

On July 15, 2016, the Company acquired  Dejana. Total consideration was $191,544 including a preliminary working capital adjustment of $3,989 that reduced the purchase price at the close of the transaction on July 15, 2016 that was subsequently adjusted by $5,417 paid by the Company to the seller.   Thus, the net working capital adjustment paid to the former owners of Dejana was $1,428 in addition to contingent consideration with an estimated fair value of $10,200. The acquisition was financed through exercising the accordion feature on the Company’s term loan for $130,000 less an original issue discount of $650 and $20,000 of short term revolver borrowings and through the use of $31,994 of on hand cash. The Company incurred  $3,422 of transaction expenses related to the Dejana acquisition that are included in selling, general and administrative expense in the Consolidated Statements of Income in the year ended December 31, 2016.

The Dejana purchase agreement includes contingent consideration in the form of an earn out capped at $26,000. Under the earn out agreement, the former owners of Dejana are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2016, 2017 and 2018.  The preliminary estimated fair value of the earn out consideration was $10,200 which was further adjusted at December 31, 2016 to $10,373 as a result of the 2016 performance exceeding the 2016 fair value established at the opening balance sheet by $173.  The subsequent adjustment is included in selling, general and administrative expense in the Consolidated Statements of Income in the year ended December 31, 2016.  As a result of the year ending December 31, 2016 results, the new possible range of outcomes was reduced from $26,000 to a maximum earnout of $21,487.

The following table summarizes the preliminary allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable	$13,509
Inventories	20,017
Truck chassis floor plan inventory	13,479
Prepaids and other current assets	705
Property and equipment	5,821
Goodwill	77,354
Intangible assets	77,800
Other assets - long term	219
Accounts payable and other liabilities	(3,881)
Floor plan obligations	(13,479)
Earn out liability	(10,200)
Total	$181,344

The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company.   Due to the limited amount of time since the acquisition of substantially all of the assets of Dejana, the initial purchase price allocation is preliminary as of December 31, 2016 as the Company has not completed its analysis of income tax liabilities.  The Company expects to be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition.   From the date of acquisition through December 31, 2016, the Dejana assets contributed $65,044 of revenues and ($1,397) of pre-tax operating losses.

The following unaudited pro forma information presents the combined results of operations of the Company and Dejana for the years ended December 31, 2016 and December 31, 2015 as if the acquisition had occurred on January 1,

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

2015, with pro forma adjustments to give effect to amortization of intangible assets, depreciation of fixed assets, an increase in interest expense from the acquisition financing and certain other adjustments:

	Years ended December 31,
	2016	2015
Net sales	$490,243	$517,716

Net income	$45,983	$45,760

Earnings per common share assuming dilution attributable to common shareholders	$2.00	$2.01

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

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

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

The following unaudited pro forma information combines historical results as if Henderson had been owned by the Company for the twelve month period presented.

Year ended December 31,
2014
Net sales	$385,138

Net income	$43,191

Earnings per common share assuming dilution attributable to common shareholders	$1.90

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

4. Inventories

Inventories consist of the following:

	December 31,
	2016	2015

Finished goods and work-in-process	$44,047	$40,984
Raw material and supplies	26,824	10,600
	$70,871	$51,584

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 7.  The Company takes title to truck chassis upon receipt of the inventory through their floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2016, the Company had $3,939 of chassis inventory and related floor plan financing obligation.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

Unlike the floorplan agreement, the Company does not record inventory related the truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment.  Like the revenue recognized on floorplan arrangement, revenue recognized for up-fitting services on chassis acquired through the bailment agreement, are also recognized net of the truck chassis.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

5. Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2016	2015

Land	$2,378	$1,500
Land improvements	4,357	3,010
Leasehold improvements	2,569	859
Buildings	26,058	24,476
Machinery and equipment	40,878	35,628
Furniture and fixtures	12,561	11,657
Mobile equipment and other	3,873	2,255
Construction-in-process	3,850	2,155
Total property, plant and equipment	96,524	81,540
Less accumulated depreciation	(44,383)	(38,904)
Net property, plant and equipment	$52,141	$42,636

6. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2016
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	51,000	29,000
Customer relationships	78,220	6,075	72,145
Patents	21,136	9,466	11,670
Noncompete agreements	8,640	6,232	2,408
Trademarks	5,459	3,431	2,028
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	195,375	78,124	117,251
Total	$272,975	$78,124	$194,851

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2015
Indefinite-lived intangibles:
Trademark and tradenames	$63,600	$-	$63,600
Amortizable intangibles:
Dealer network	80,000	47,000	33,000
Customer relationships	19,120	3,129	15,991
Patents	19,636	8,269	11,367
Noncompete agreements	7,140	5,573	1,567
Trademarks	5,459	3,337	2,122
Backlog	200	200	-
License	20	20	-
Amortizable intangibles, net	131,575	67,528	64,047
Total	$195,175	$67,528	$127,647

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

Amortization expense for intangible assets was $10,596, $7,362 and $5,803 for the years ended December 31, 2016, 2015 and 2014 respectively. Estimated amortization expense for the next five years is as follows:

2017	$11,251
2018	11,251
2019	10,729
2020	10,707
2021	10,458

The weighted average remaining life for intangible assets is 12.1 years at December 31, 2016.

The Company relies on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology.  In the year ended December 31, 2016, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors. Previously under the same lawsuit the competitor was required to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $10,050 as part of defending its intellectual property.   The proceeds of the lawsuit are included on the Consolidated Statements of Operations and Comprehensive Income as Litigation proceeds.

7. Long‑Term Debt

Long‑term debt is summarized below:

	December 31,
	2016	2015

Term Loan, net of debt discount of $1,953 and $1,629 at December 31, 2016 and December 31, 2015, respectively	$313,588	$186,472
Less current maturities	2,829	1,629
Long term debt before deferred financing costs	310,759	184,843
Deferred financing costs, net	4,033	2,337
Long term debt, net	$306,726	$182,506

The scheduled maturities on long term debt at December 31, 2016, are as follows:
2017	$2,829
2018	2,829
2019	2,829
2020	2,829
2021	302,272
Thereafter	-
$313,588

On July 15, 2016, the Company amended its senior credit facilities to, among other things, (i) provide for an incremental senior secured term loan facility in the aggregate principal amount of $130,000 to finance the acquisition of Dejana; (ii) permit the Company to enter into floor plan financing arrangements in an aggregate amount not to exceed $20,000; (iii) revise the calculation of excess cash flow in determining the amount of mandatory prepayments under the agreement for the term loan facility (the “Term Loan Credit Agreement”) to reduce the amount of excess cash flow by the cash portion of the purchase price of a permitted acquisition paid during any fiscal year, net of any proceeds of any related financings with respect to such purchase price and any sales of capital assets used to finance

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

such purchase price; and (iv) extend the final maturity date of the revolving credit facility from December 31, 2019 to June 30, 2021.

On February 8, 2017, the Company amended its Term Loan Credit Agreement to, among other things, (i) convert the existing senior secured term loan facilities into a consolidated senior secured term loan facility in the aggregate principal amount of $315.5 million; and (ii) decrease the interest rate margins that apply to the term loan facility from 3.25% to 2.50% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 4.25% to 3.50% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement).

Prior to the amendments, the Company’s senior credit facilities consisted of a $190,000 term loan facility  and a $100,000 revolving credit facility with a group of banks, of which $10,000 was available in the form of letters of credit and $5,000 was available for the issuance of short-term swingline loans.  After the amendments, the Company’s senior credit facility consists of a $315,540 term loan facility and the original $100,000 revolving credit facility, of which $10,000 will be available in the form of letters of credit and $5,000 will be available for the issuance of short-term swingline loans.

The Term Loan Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of $315,540 and generally bears interest (at the Company’s election) at either  (i) 2.50% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 3.50% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%. The Term Loan Credit Agreement also allows the Company to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80,000 subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00.   The actual interest rate on the Term Loan Credit Agrement for both of the years ending December 31, 2015 and December 31, 2016 was 5.25%.

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

The term loan was originally issued at a $1,900 discount and the incremental term loan was issued at a $650 discount both of which are being amortized over the term of the term loan.  The Company incurred $2,320 in financing costs in conjunction with the amendment, of which $2,120 relates to the term loan and $200 related to the revolving line of credit, which are included as deferred financing costs as a reduction to Long–Term Debt on the Consolidated Balance Sheet.

While the amendment to its term loan facility in the year ending December 31, 2016 was deemed not to be a significant modification, the Company's amendment to its term loan facility in the year ended December 31, 2014 resulted in a significant modification to a portion of the Company's debt under ASC 470-50 which resulted in the write off of unamortized capitalized deferred financing costs of $701 and the expensing of certain fees paid of $580, as well

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

as the write off of unamortized debt discount of $589 which resulted in a loss on extinguishment of debt of $1,870 in the Consolidated Statement of Income during the year ended December 31, 2014.

At December 31, 2016, the Company had outstanding borrowings under the term loan of $313,588 and no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $89,664.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to the Company. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000 capital expenditures to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0: 1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility. At December 31, 2016, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2016, the Company was not required to make an excess cash flow payment.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at December 31, 2016 was $1,985, of which $335 and $1,650 are included in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively.  The interest rate swaps’ negative fair value at December 31, 2015 was $1,501, of which $286 and $1,215 are included in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

The Company receives on consignment, truck chassis on which it performs up-fitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2016 was $22,420. The Company is responsible to the manufacturer for interest on chassis held for up-fitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2016, rates were based on prime (3.75% at December 31, 2016) plus a margin ranging from 0% to 8%.  During 2016, from the date of the Dejana acquisition of July 15, 2016 through December 31, 2016, the Company incurred $79 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $20,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expires on July 31, 2017.  Under the floor plan agreement the Company receives truck chassis and title on up-fitting service installations.  Upon up-fit completion, the title transfers from the Company to the dealer customer.   The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%.  The obligation under the floor plan agreement as of December 31, 2016 is $3,939.  During the year ended December 31, 2016 from the date of the Dejana acquisition of July 15, 2016 through December 31, 2016, the Company incurred $92 in interest on the floor plan arrangements.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2016	2015

Payroll and related costs	$8,731	$8,927
Employee benefits	5,179	4,113
Accrued warranty	3,535	7,423
Earnout - Dejana	5,487	-
Other	4,393	5,086
	$27,325	$25,549

9. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to two years after the date of purchase by the end‑user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end‑user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve is $6,160 at December 31, 2016 of which $2,625 is included in Other long term liabilities and $3,535 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.  At December 31, 2015 $7,423 is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2016	2015	2014

Balance at the beginning of the period	$7,423	$6,279	$3,808
Establish warranty liability for Dejana	35	-	-
Establish warranty liability for Henderson	-	-	697
Warranty provision	2,452	4,931	4,574
Claims paid/settlements	(3,750)	(3,787)	(2,800)
Balance at the end of the period	$6,160	$7,423	$6,279

10. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2016	2015	2014
Current:
Federal	$16,664	$15,298	$17,347
State	1,866	2,057	1,774
	18,530	17,355	19,121
Deferred:
Federal	4,930	6,103	2,025
State	1,227	(1,371)	890
	6,157	4,732	2,915
	$24,687	$22,087	$22,036

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Federal income tax expense at statutory rate	$22,294	$23,192	$21,699
State taxes, net of federal benefit	2,547	1,077	1,694
Valuation allowance changes	(7)	(1,028)	-
Change in uncertain tax positions, net	50	43	8
Research and development credit	(274)	(241)	(249)
Rate change	64	(30)	366
Manufacturing tax benefits	(1,248)	(1,302)	(1,612)
Prior period adjustments	1,096	-	-
Other	165	376	130
	$24,687	$22,087	$22,036

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$393	$492
Inventory reserves	1,111	928
Warranty liability	2,244	2,717
Deferred compensation	548	733
Earnout liabilities	242	1,367
Pension and retiree health benefit obligations	5,432	3,375
Accrued vacation	866	720
Medical claims reserve	72	75
State net operating losses	2,853	3,164
Other accrued liabilities	2,967	3,229
Valuation allowance for state net operating losses	(640)	(647)
Total deferred tax assets	16,088	16,153
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(63,324)	(57,496)
Accelerated depreciation	(7,176)	(7,239)
Other	(151)	(196)
Total deferred tax liabilities	(70,651)	(64,931)
Net deferred tax liabilities	$(54,563)	$(48,778)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $2,853. These loss carry-forwards will begin to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $640 is necessary at December 31, 2016 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2016	2015
Balance at beginning of year	$490	$464
Increases for tax positions taken in the current year	73	26
Increases for tax positions taken in the prior years	1,809	-
Decreases due to settlements with taxing authorities	(11)	-
Balance at the end of year	$2,361	$490

The above uncertain tax position rollforward was updated in the year ended December 31, 2016 to remove amounts related to interest and penalties for the year ended December 31, 2015. The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $438 at December 31, 2016. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $79 and $110 of accrued interest and penalties is reported as an income tax liability at December 31,

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

2016 and 2015, respectively. The liability for unrecognized tax benefits is reported in Other Long‑term Liabilities on the consolidated balance sheets at December 31, 2016 and 2015.

The Company files income tax returns in the United States (federal), Wisconsin (state), Maine (state) and various other states. Tax years open to examination by tax authorities under the statute of limitations include 2013, 2014 and 2015 for Federal and 2012 through 2015 for most states. Tax returns for the 2016 tax year have not yet been filed.

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

The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

	December 31
	2016	2015

Benefit obligation at beginning of year	$37,217	$38,362
Service cost	321	257
Interest cost	1,639	1,489
Actuarial (gain) loss	1,469	(1,662)
Benefits paid	(1,239)	(1,229)
Benefit obligation at end of year	39,407	37,217
Fair value of plan assets at beginning of year	26,378	26,046
Actual return (loss) on plan assets	2,373	(214)
Employer contributions through December 31	1,711	1,775
Benefits paid	(1,239)	(1,229)
Fair value of plan assets at end of year	29,223	26,378
	$(10,184)	$(10,839)

The components of net periodic pension cost consisted of the following for the years ended December 31,

	2016	2015	2014
Components of net periodic pension cost:
Service cost	$321	$257	$216
Interest cost	1,639	1,489	1,496
Expected return on plan assets	(1,824)	(1,630)	(1,631)
Amortization of net loss	724	1,021	203
Net periodic pension cost	$860	$1,137	$284

The accumulated benefit obligation for all pension plans as of December 31, 2016 and 2015, was $38,799 and $36,749, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

In accordance with its adoption of ASC 715‑20, the Company uses December 31 as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2016	2015	2014
Discount rates	4.5%	3.9% - 4.0%	4.8% - 4.9%
Rates of increase in compensation levels:
Salaried	3.5	3.5	3.5
Hourly	N/A	N/A	N/A
Expected long-term rate of return on assets	7.25	7.25	7.25

The discount rate used to determine the benefit obligation at December 31, 2016 was 4.2% for both the hourly and salaried pension plans. Meanwhile the discount rate used to determine the benefit obligation at December 31, 2015 was 4.5% for the both the hourly and salaried pension plans.

For 2017, the expected long‑term rate of return on plan assets is 6.50%. To determine the long‑term rate of return assumption for plan assets, the Company studies historical markets and preserves the long‑term historical relationships between equities and fixed‑income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long‑term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

The expected benefit payments under the pension plans are as follows:

2017	$1,400
2018	1,430
2019	1,410
2020	1,480
2021	1,530
2022-2026	9,560

The Company made required minimum pension funding contributions of $411 and voluntary contributions of $1,300 to the pension plans in 2016 and currently expects to make $216 of required minimum pension funding contributions in 2017.

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans, which is designed to achieve long‑term objectives of return, while mitigating downside risk and considering expected cash flows. The current weighted‑average target asset allocations are reflective of actual investments at December 31, 2016 and 2015. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

The Company’s weighted‑average asset allocation and actual allocation for the qualified pension plans by asset category at December 31 is as follows:

	Target	2016		2015
Large Cap Equity	36%	$10,435	36%	$8,819	34%
Mid Cap Equity	3%	929	3%	774	3%
Small Cap Equity	1%	349	1%	283	1%
International Equity	12%	3,479	12%	2,633	10%
Emerging Markets Equity	2%	462	2%	640	2%
Fixed Income and Cash Equivalents	40%	11,821	40%	10,554	40%
Real Estate	6%	1,748	6%	2,675	10%

Total	100%	$29,223	100%	$26,378	100%

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

The fair values of the Company’s pension plan assets as of December 31, 2016 are as follows:

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$15,654	$—	$15,654	$—
Fixed-income holdings	11,821	—	11,821	—
Alternative investments	1,748	—	—	1,748

Total pension plan assets	$29,223	$—	$27,475	$1,748

The fair values of the Company’s pension plan assets as of December 31, 2015 are as follows:

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$14,460	$—	$14,460	$—
Fixed-income holdings	10,554	—	10,554	—
Alternative investments	1,364	—	—	1,364

Total pension plan assets	$26,378	$—	$25,014	$1,364

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

Level 2 investments are based on quoted prices for similar assets in markets that are not active while Level 3 investments are comprised of a real estate fund for which the fair value is determined by taking the appraised values of the properties on hand plus other assets and subtracting mortgage loans and other liabilities.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3):

	December 31,
	2016	2015
Balance, beginning of year	$1,364	$1,316
Deposits	101	89
Actual return on plan assets held at reporting date	138	173
Withdrawals	145	(214)
Balance, end of year	$1,748	$1,364

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

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,896	$7,044
Service cost	210	229
Interest cost	278	256
Participant contributions	38	45
Changes in actuarial assumptions	53	(508)
Benefits paid	(142)	(170)
Projected benefit obligation at end of year	$7,333	$6,896
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$140	$240
Retiree health benefit obligation	7,193	6,656
	$7,333	$6,896

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2016	2015	2014
Components of net postretirement health benefit cost:
Service cost	$210	$229	$159
Interest cost	278	256	213
Amortization of net gain	(127)	(69)	(398)
Net postretirement healthcare benefit cost (income)	$361	$416	$(26)

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2016	2015	2014
Discount rate	4.1%	3.7%	4.5%
Immediate healthcare cost trend rate	*	**	***
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	60	60

* Health Care Cost Trend rate is assumed to be 7.0%  beginning in 2016 gradually reducing to an ultimate rate of 4.5% in 2025.

**Health Care Cost Trend rate is assumed to be 7.0%  beginning in 2015 gradually reducing to an ultimate rate of 4.5% in 2024.

***Health Care Cost Trend rate is assumed to be 7.0%  and 6.0% for Pre-65 participants and Post – 65 participants, respectively, beginning in 2014 gradually reducing to an ultimate rate of 4.5% in 2023.

The discount rate used to determine the benefit obligation at December 31, 2016 and 2015 is 3.7% and 4.5%, respectively. For December 31, 2016, the health care cost trend rate is assumed to be 7.0% beginning in 2016 gradually reducing to an ultimate rate of 4.5% in 2025. For December 31, 2015, the health care cost trend rate is assumed to be 7.0% beginning in 2015 gradually reducing to an ultimate rate of 4.5% in 2024. For December 31, 2014, the health care cost trend rate is assumed to be 7.0% for participants under 65 and 6.0% for those over 65 beginning in 2014 gradually reducing to an ultimate rate of 4.5% in 2023 for both participants under 65 and over 65.

A one percentage point change in the healthcare cost trend rate would have the following effect at December 31, 2016:

	1%	1%
	Increase	Decrease
Effect on total service and interest cost	$62	$(54)
Effect on postretirement benefit obligation	822	(721)

Amounts included in other comprehensive loss, net of tax, at December 31, 2016, which have not yet been recognized in net periodic pension or OPEB cost, were net actuarial gain (loss) of ($6,414) and $937 for the pension plans and postretirement healthcare benefit plans, respectively. The estimated actuarial gain (loss) for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension or OPEB cost during 2017 are ($723) and $107 for the pension plans and postretirement healthcare benefit plans, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

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

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. The Company matching contributions to the plan were approximately $863, $377 and $255 for the years ended December 31, 2016, 2015 and 2014, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non‑discretionary employer contributions. The Company made non‑discretionary employer contributions of $901, $1,264 and $1,021 in the years ended December 31, 2016, 2015 and 2014, respectively.  The Company additionally made contributions in the year ended December 31, 2015 of $299 into a separate Henderson defined contribution plan.  The Company merged the plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2016.  The Company additionally made contributions in the year ended December 31, 2016 of $119 into a separate Dejana defined contribution plan.  The Company intends to merge the Dejana plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2018.

Non‑qualified plan

The Company also maintains a supplemental non‑qualified plan for certain officers and other key employees. Expense for this plan was $511 and $496 for the years ended December 31, 2016 and 2015, respectively. The amount accrued was $3,471 and $2,482 as of December 31, 2016 and 2015, respectively. Amounts were determined based on the fair value of the liability at December 31, 2016 and 2015, respectively.

12. Stock‑Based Compensation

Amended and Restated 2004 Stock Incentive Plan

As of December 31, 2016, no additional shares of common stock were reserved for issuance upon the exercise of stock options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).   No further awards are permitted to be issued under the A&R 2004 Plan.

2010 Stock Incentive Plan

In connection with the IPO, in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders.  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance‑based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non‑employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2016, the Company had 1,223,945 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

There were no stock options exercised in the year ended December 31, 2016.  There were 26,350 stock options exercised with respect to the Company’s stock under the A&R 2004 Plan during the year ended December 31, 2015. The option holder paid the Company the required aggregate exercise price of $111 for options exercised at the

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

time of the exercise. Stock options were previously expensed over the vesting period and therefore no additional expense was recorded at the time of the exercise. There were no stock options exercised in the year ended December 31, 2014. There were no outstanding stock options at December 31, 2016 or December 31, 2015.   Meanwhile, there were 37,240 options outstanding at December 31, 2014 with a weighted average exercise price of $4.21 per share. There were 10,890 shares that were cancelled during the year ended December 31, 2015.

As of December 31, 2016 and December 31, 2015, there were no unexercised stock options.  As of December 31, 2014, the weighted‑average remaining contractual life of all outstanding options was 1.7 years.  As of December 31, 2014 the weighted‑average remaining contractual life of all exercisable options was 1.7.

The aggregate intrinsic value of the options at December 31, 2014 was $641 for both options outstanding and exercisable.

Restricted Stock

Restricted stock carries both voting and dividend rights. A summary of restricted stock activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2013	169,903	13.03	1.34	years
Granted	—	—	—	years
Vested	(84,882)	13.05
Cancelled and forfeited	—	—
Unvested at December 31, 2014	85,021	13.02	0.51	years
Granted	—	—	—
Vested	(70,320)	12.65
Cancelled and forfeited	—	—
Unvested at December 31, 2015	14,701	14.78	0.01	years
Granted	—	—	—
Vested	(14,701)	14.78
Cancelled and forfeited	—	—

Unvested at December 31, 2016	—	$-	-	years

Expected to vest in the future at December 31, 2016	—	$-	-	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $0, $385 and $891 of compensation expense related to restricted stock awards for the years ended December 31, 2016, 2015, and 2014, respectively. There was no unrecognized compensation expense for shares expected to vest as of both December 31, 2016 and 2015.

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

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

share of the Company’s common stock and is subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

In 2013, the Company’s compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $528 and $303 in additional expense in the years ended December 31, 2016 and 2015, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. The Company’s nominating and governance committee also approved a retirement provision for the RSUs issued to non‑employee directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2013	43,348	14.46	1.55	years
Granted	140,291	15.29	0.73	years
Vested	(102,016)	15.13
Cancelled and forfeited	—	—
Unvested at December 31, 2014	81,623	15.05	1.09	years
Granted	116,141	18.72	0.40	years
Vested	(147,217)	16.51
Cancelled and forfeited	(1,882)	15.82
Unvested at December 31, 2015	48,665	17.33	1.00	years
Granted	131,765	21.37	0.35	years
Vested	(132,640)	20.27
Cancelled and forfeited	—	—

Unvested at December 31, 2016	47,790	$20.31	0.96	years

Expected to vest in the future at December 31, 2016	46,070	$20.31	0.96	years

The Company recognized $1,516, $1,643 and $1,247 of compensation expense related to the RSU awards in the years ended December 31, 2016, 2015 and 2014, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2016, expected to be earned through the requisite service period was approximately $454 and is expected to be recognized through 2019.

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

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2016, 2015 and 2014 that are subject to performance conditions. Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs of which one third will vest immediately upon issuance. The remaining RSUs issued will be subject to vesting over the two years following the end of the performance period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. As of December 31, 2016, the performance conditions for share units granted in the year ended December 31, 2016 have been met. Thus, in the first quarter of 2017, management estimates that 87,876 performance share units will be converted into RSUs. Meanwhile, in the first quarter of 2016 and 2015 there were 71,428 and 71,981 performance share units that converted into RSUs, respectively. Upon conversion, the first third of the RSUs issued will immediately vest and be converted into common shares. The remaining two thirds of the RSUs issued will vest ratably over the remaining two‑year vesting period. The fair value per share of the awards is the closing stock price on the date of grant, which was $19.88, $22.63 and $16.30 for the 2016, 2015 and 2014 grants, respectively.  The Company recognized $1,382, $1,247 and $730 of compensation expense related to the awards granted in the years ended December 31, 2016 2015, and 2014, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2016, expected to be recognized through the requisite service period was $326 and is expected to be recognized through 2019.

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

All restricted stockholders and RSU and performance share unit holders participate in dividends (through dividend equivalents, in the case of the RSUs and performance share units). Thus, the Company has calculated earnings per share pursuant to the two‑class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

	2016	2015	2014
Basic earnings per common share
Net income	$39,009	$44,176	$39,961
Less income allocated to participating securities	540	604	609
Net income allocated to common shareholders	$38,469	$43,572	$39,352
Weighted average common shares outstanding	22,480,679	22,329,044	22,168,500
	$1.71	$1.95	$1.78
Earnings per common share assuming dilution
Net income	$39,009	$44,176	$39,961
Less income allocated to participating securities	540	604	609
Net income allocated to common shareholders	$38,469	$43,572	$39,352
Weighted average common shares outstanding	22,480,679	22,329,044	22,168,500
Incremental shares applicable to stock based compensation	-	12,731	20,346
Weighted average common shares assuming dilution	22,480,679	22,341,775	22,188,846
	$1.70	$1.94	$1.77

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

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

The Company leases facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2016:

	Related Party Leases	Third Party Leases	Total Leases

2017	$1,796	$626	$2,422
2018	1,796	638	2,434
2019	1,796	620	2,416
2020	1,796	496	2,292
2021	1,796	453	2,249
Thereafter	8,184	1,860	10,044
Total lease obligations	$17,164	$4,693	$21,857

The Company entered into lease agreements at the time of the close of the Dejana acquisition with parties that are affiliated with the former owners of Dejana and are still employed at Dejana post - acquisition.   The related parties continue to own land and buildings where Dejana conducts business.  The Company incurred $1,665 of total operating lease rent expense in the year ended 2016, of which $797 were to related parties.  As the Company makes monthly payments to the related parties, there are no amounts owed to the related parties at December 31, 2016.   The Company incurred $485 of operating lease rent expense related to its facilities in the year ended December 31, 2015 all to third parties.

15. Segments

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

Work Truck Attachments.  The Work Truck Attachments segment includes snow and ice management attachments sold under the FISHER®, WESTERN®, HENDERSON® and SNOWEX® brands.  This segment consists of the Company’s operations that, prior to the acquisition of Dejana, was a single operating segment, consisting of the manufacture and sale of snow and ice control products.

Work Truck Solutions.  The Work Truck Solutions segment, which was created as a result of the Dejana acquisition, includes the up-fit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands.

Segment performance is evaluated based on segment net sales, gross margin and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts that include various support functions, such as information technology, corporate finance, legal, executive administration

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

and human resources..    No single customer’s revenues amounted to 10% or more of the Company’s total revenue. Sales are primarily within the United States and substantially all assets are located within the United States.

The following table shows summarized financial information concerning the Company’s reportable segments:

	2016	2015	2014

Net sales
Work Truck Attachments	$360,638	$399,907	$303,178
Work Truck Solutions	65,044	-	-
Corporate & Eliminations	(9,414)	501	333
	$416,268	$400,408	$303,511
Selling, general, and administrative expense
Work Truck Attachments	$31,181	$33,307	$23,539
Work Truck Solutions	7,303	-	-
Corporate & Eliminations	15,776	14,843	14,767
	$54,260	$48,150	$38,306
Income (loss) from operations
Work Truck Attachments	$85,888	$93,489	$88,045
Work Truck Solutions	3,077	-	-
Corporate & Eliminations	(19,847)	(16,138)	(15,828)
	$69,118	$77,351	$72,217
Depreciation Expense
Work Truck Attachments	$5,377	$4,723	$3,169
Work Truck Solutions	572	-	-
Corporate & Eliminations	197	196	253
	$6,146	$4,919	$3,422

Assets
Work Truck Attachments	$439,937	$452,077	$444,172
Work Truck Solutions	203,811	-	-
Corporate & Eliminations	28,151	51,089	33,786
	$671,899	$503,166	$477,958

Capital Expenditures
Work Truck Attachments	$8,752	$9,980	$5,010
Work Truck Solutions	1,078	-	-
Corporate & Eliminations	-	29	244
	$9,830	$10,009	$5,254

16. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating,

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2016 and 2015, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 22,501,640 and 22,387,797 shares were issued and outstanding as of December 31, 2016 and 2015, respectively. The par value of the common stock is $0.01 per share.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company’s assets and funds remaining after payment of liabilities.

17. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Balance at	Additions	Changes to	Balance at
	beginning	charged to	reserve, net(1)	end of year
	of year	earnings
Year ended December 31, 2016
Allowance for doubtful accounts	$1,343	$208	$(393)	$1,158
Reserves for inventory	2,604	2,206	(1,677)	3,133
Valuation of deferred tax assets	647	-	(7)	640
Year ended December 31, 2015
Allowance for doubtful accounts	$1,667	$305	$(629)	$1,343
Reserves for inventory	2,452	2,251	(2,099)	2,604
Valuation of deferred tax assets	1,600	-	(953)	647
Year ended December 31, 2014
Allowance for doubtful accounts	$1,051	$577	$39	$1,667
Reserves for inventory	1,599	1,752	(899)	2,452
Valuation of deferred tax assets	1,395	-	205	1,600

(1)

Increases (deductions) from the allowance for doubtful accounts equal accounts receivable written off and increases related to acquired businesses, less recoveries, against the allowance. Increases (deductions) from the reserves for inventory excess and obsolete items equal inventory written off against the reserve as items were disposed of and increases related to acquired businesses. Increases (deductions) to the valuation of deferred tax assets relate to the reversals due to changes in management’s judgments regarding the future realization of the underlying deferred tax assets.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

18. Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2016 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2015	$(937)	$1,048	$(6,294)	$(6,183)
Other comprehensive loss before reclassifications	(500)	(32)	(569)	(1,101)
Amounts reclassified from accumulated other comprehensive loss: (1)	242	(79)	449	612
Balance at December 31, 2016	$(1,195)	$937	$(6,414)	$(6,672)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(127)
Tax expense	48

Reclassification net of tax	$(79)

Amortization of pension obligation:
Actuarial losses (a)	724
Tax benefit	(275)

Reclassification net of tax	$449

Unrealized losses on interest rate swaps reclassified to interest expense	390
Tax benefit	(148)

Reclassification net of tax	$242

(a) – These components are included in the computation of benefit plan costs in Note 11.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2015 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2014	$-	$807	$(6,835)	$(6,028)
Other comprehensive gain (loss) before reclassifications	(937)	285	(112)	(764)
Amounts reclassified from accumulated other comprehensive loss: (1)	-	(44)	653	609
Balance at December 31, 2015	$(937)	$1,048	$(6,294)	$(6,183)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gain (a)	(68)
Tax expense	24

Reclassification net of tax	$(44)

Amortization of pension obligation:
Actuarial losses (a)	1,020
Tax benefit	(367)

Reclassification net of tax	$653

(a) – These components are included in the computation of benefit plan costs in Note 11.

19. Quarterly Financial Information (Unaudited)

	2016
	First	Second	Third	Fourth

Net sales	$48,789	$113,763	$123,573	$130,143
Gross profit	$14,131	$41,521	$36,644	$41,678
Income before taxes	$8,606	$25,551	$11,873	$17,666
Net income	$5,278	$16,328	$7,302	$10,101
Basic net earnings per common share attributable to common shareholders	$0.23	$0.72	$0.32	$0.44
Earnings per common share assuming dilution attributable to common shareholders	$0.23	$0.71	$0.32	$0.44
Dividends per share	$0.24	$0.24	$0.24	$0.24

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

Results for the year ended December 31, 2016 include Dejana which was purchased on July 15, 2016.     Additionally, the first quarter of 2016 includes the impact of litigation proceeds of $10,050.

	2015
	First	Second	Third	Fourth

Net sales	$53,890	$107,143	$120,565	$118,810
Gross profit	$16,437	$37,010	$40,865	$38,551
Income before taxes	$603	$20,954	$23,672	$21,034
Net income	$383	$13,104	$15,548	$15,141
Basic net earnings per common share attributable to common shareholders	$0.02	$0.58	$0.69	$0.67
Earnings per common share assuming dilution attributable to common shareholders	$0.01	$0.57	$0.68	$0.66
Dividends per share	$0.22	$0.22	$0.22	$0.22

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.

20.  Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application permitted for fiscal reporting periods beginning after December 15, 2016. The Company has developed a project plan with respect to its implementation of this standard, including identification of revenue streams and review of contracts and procedures currently in place, and is evaluating the impact on the Company’s financial position, results of operations and cash flows.    The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts.   The Company is in the process of identifying and implementing changes to processes and controls to meet the standard’s updated reporting and disclosure requirements and continues to update its assessment of the impact of the standard.   The Company further expects to further its assessment on the financial impact of the new guidance on its Consolidated Financial Statements by mid – 2017.

In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The Company is required to adopt ASU 2015-17 for fiscal years, and for interim periods within those fiscal years, beginning after December 31, 2016.    Early adoption will be permitted.   This guidance is not expected to have a significant impact on the Company’s financial condition, results of operations or presentation of its financial statements.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires most entities to measure most inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the "estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The Company is required to adopt ASU 2015-11 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis, with early adoption will be permitted.This guidance is not expected to have a significant impact on its financial condition, results of operations or presentation of its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance will become effective for the Company commencing in the first quarter of 2018. Early adoption is permitted.  The Company is currently evaluating the impact of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and statement of cash flow classification. The amended guidance will become effective for the Company commencing in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, including the impact on our provision for income taxes on our consolidated income statement.

In March 2016, the FASB issued ASU No. 2016-05 Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This amendment clarifies that a change in the counterparty to a derivative instrument does not on its own require dedesignation of the hedging instrument under Topic 815, provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. This update can be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. This update is not expected to have an impact to our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amended guidance will become effective for the Company commencing in the first quarter of 2019. Entities are required to use a modified retrospective approach, with early adoption permitted. The Company is reviewing the revised guidance and assessing the impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this Update is

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands Except Per Share Data)

effective for the for the year ended December 31, 2016 in which the Company has adopted the standard. The adoption by the Company has not had a material impact on the financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determined the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date.  The ASU is effective for the Company on December 31, 2016, with early adoption permitted. The Company has adopted this guidance which has not had a significant impact on our financial condition, results of operations or presentation of our financial statements.

21.  Subsequent Events

On February 8, 2017 the Company entered into an amendment to its Term Loan Credit Agreement to decrease the interest rate margins that apply to the term loan facility from 3.25% to 2.50% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 4.25% to 3.50% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement), such that the senior secured term loan facility generally bears interest at a rate of (at the Company’s election) either (i) 2.50% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 2.00% or (ii) 3.50% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  Meanwhile the tenure of the Company’s Term Loan Credit has remained unchanged.

The amendment to the term loan facility did not result in a significant debt modification under ASC 470-50.  Additionally, the Company incurred approximately $923 in costs with third parties directly  related to the amendment that the Company will expense as incurred in the year ended December 31, 2017.