Form 10-Q
period 2017-03-31
DOUGLAS DYNAMICS, INC
filed 2017-05-09
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common shares outstanding as of May 9, 2017 was 22,590,897.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2017	2016
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,950	$18,609
Accounts receivable, net	41,865	78,589
Inventories	98,360	70,871
Inventories - truck chassis floor plan	6,938	3,939
Refundable income taxes paid	5,412	1,541
Prepaid and other current assets	3,511	2,886
Total current assets	164,036	176,435
Property, plant, and equipment, net	51,711	52,141
Goodwill	238,286	238,286
Other intangible assets, net	192,102	194,851
Other long-term assets	5,078	4,460
Total assets	$651,213	$666,173
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,131	$17,299
Accrued expenses and other current liabilities	19,123	27,325
Floor plan obligations	6,938	3,939
Current portion of long-term debt	2,829	2,829
Total current liabilities	44,021	51,392
Retiree health benefit obligation	7,312	7,193
Pension obligation	9,763	10,184
Deferred income taxes	55,336	54,563
Long-term debt, less current portion	306,240	306,726
Other long-term liabilities	16,270	15,652
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,590,897 and 22,501,640 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	226	225
Additional paid-in capital	145,136	144,523
Retained earnings	73,615	82,387
Accumulated other comprehensive loss, net of tax	(6,706)	(6,672)
Total stockholders’ equity	212,271	220,463
Total liabilities and stockholders’ equity	$651,213	$666,173

See the accompanying notes to condensed consolidated financial statements

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2017	2016
	(unaudited)

Net sales	$72,248	$48,789
Cost of sales	55,061	34,658
Gross profit	17,187	14,131
Selling, general, and administrative expense	15,056	10,913
Intangibles amortization	2,749	1,726
Income (loss) from operations	(618)	1,492
Interest expense, net	(5,296)	(2,872)
Litigation proceeds	-	10,050
Other expense, net	(57)	(64)
Income (loss) before taxes	(5,971)	8,606
Income tax expense (benefit)	(2,694)	3,328
Net income (loss)	$(3,277)	$5,278
Less net income (loss) attributable to participating securities	(44)	70
Net income (loss) attributable to common shareholders	$(3,233)	$5,208
Weighted average number of common shares outstanding:
Basic	22,532,027	22,417,337
Diluted	22,532,027	22,417,337
Earnings (loss) per common share:
Basic	$(0.14)	$0.23
Diluted	$(0.14)	$0.23
Cash dividends declared and paid per share	$0.24	$0.24
Comprehensive income (loss)	$(3,311)	$4,204

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2017	2016
	(unaudited)

Operating activities

Net income (loss)	$(3,277)	$5,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,485	3,109
Amortization of deferred financing costs and debt discount	303	183
Stock-based compensation	1,350	1,213
Provision (benefit) for losses on accounts receivable	128	(9)
Deferred income taxes	773	642
Earnout liability	-	66
Changes in operating assets and liabilities:
Accounts receivable	36,596	38,751
Inventories	(27,489)	(22,145)
Prepaid refundable income taxes and other assets	(5,114)	3,432
Accounts payable	(2,168)	(4,305)
Accrued expenses and other current liabilities	(1,596)	(8,640)
Benefit obligations and other long-term liabilities	282	976
Net cash provided by operating activities	4,273	18,551
Investing activities
Capital expenditures	(1,306)	(1,165)
Net cash used in investing activities	(1,306)	(1,165)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(923)	-
Payments of financing costs	(932)	-
Earnout payment	(5,487)	-
Dividends paid	(5,495)	(5,361)
Repayment of long-term debt	(789)	(475)
Net cash used in financing activities	(13,626)	(5,836)
Change in cash and cash equivalents	(10,659)	11,550
Cash and cash equivalents at beginning of period	18,609	36,844
Cash and cash equivalents at end of period	$7,950	$48,394

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$12,247	$-

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2016 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on March 13, 2017.

The Company currently conducts business in two segments: Work Truck Attachments and Work Truck Solutions.  Financial information regarding these segments is reported in Note 13 to the Unaudited Condensed Consolidated Financial Statements.

Certain reclassifications have been made to the prior period financial statements to conform to the 2017 presentation.  In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  The Company adopted ASU No. 2015-17 during the quarter ended March 31, 2017 and applied it retrospectively. The adoption resulted in the reclassification of Deferred income taxes as included in Current assets to Deferred income taxes as included in Liabilities and shareholders’ equity on the balance sheet of $5,726 for both periods presented of March 31, 2017 and December 31, 2016.

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of March  31, 2017 and the condensed consolidated statements of operations and comprehensive income for the three months ended March  31, 2017 and 2016 and condensed cash flows for the three months ended March  31, 2017 and 2016 have been prepared by the Company and have not been audited.

The Company’s Work Truck Attachments segment is seasonal and consequently its results of operations and financial condition vary from quarter-to-quarter.  Because of this seasonality, the results of operations of the Work Truck Attachments segment for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. The Company attempts to manage the seasonal impact of snowfall on its revenues in part through its pre-season sales program. This pre-season sales program encourages the Company’s distributors to re-stock their inventory of Work Truck Attachments products during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre-season pricing and payment deferral until the fourth quarter. Thus, the Company’s Work Truck Attachments segment tends to generate its greatest volume of sales during the second and third quarters. By contrast, its revenue and operating results tend to be lowest during the first quarter, as management believes the end-users of Work Truck Attachments products prefer to wait until the beginning of a snow season to purchase new equipment and as the Company’s distributors sell off Work Truck Attachments inventory and wait for the pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of the Company’s Work Truck Attachments fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

The Company relies on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology.  In the three months ended March  31, 2016, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors. Previously under the same lawsuit the competitor was required to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $10,050 as part of defending its intellectual property.   The proceeds of the lawsuit are included on the Condensed Consolidated Statements of Operations and Comprehensive Income as Litigation proceeds.

2.  Acquisition

On July 15, 2016, the Company acquired substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Peter Paul Dejana Family Trust Dated 12/31/98 (“Dejana”). Total consideration was $191,544 including a preliminary estimated working capital adjustment of $3,989 that reduced the purchase price at the close of the transaction on July 15, 2016 that was subsequently adjusted by $5,417 paid by the Company to the seller.   Thus, the net working capital adjustment paid to the former owners of Dejana was $1,428 in addition to contingent consideration with an estimated fair value of $10,200.  The acquisition was financed through exercising the accordion feature on the Company’s term loan for $130,000 less an original issue discount of $650 and $20,000 of short term revolver borrowings and through the use of $31,994 of on hand cash. The Company incurred $250 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Condensed Consolidated Statements of Income in the three months ended March  31, 2016.

The Dejana purchase agreement includes contingent consideration in the form of an earnout capped at $26,000. Under the earnout agreement, the former owners of Dejana are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2016, 2017 and 2018.  There is no requirement for continued employment related to the contingent consideration, and thus the earnout is recorded as a component of purchase price.    The preliminary estimated fair value of the earnout consideration was $10,200 which was further adjusted at December 31, 2016 to $10,373 as a result of the 2016 performance exceeding the 2016 fair value established at the opening balance sheet by $173.  As a result of the year ending December 31, 2016 results, the new possible range of outcomes was reduced from $26,000 to a maximum earnout of $21,487.  The Company made a payment to the former owners of Dejana of $5,487 in the three months ended March 31, 2017.

The following table summarizes the preliminary allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable	$13,509
Inventories	20,017
Truck chassis floor plan inventory	13,479
Prepaids and other current assets	705
Property and equipment	5,821
Goodwill	77,354
Intangible assets	77,800
Other assets - long term	219
Accounts payable and other current liabilities	(3,881)
Floor plan obligations	(13,479)
Earnout	(10,200)
Total	$181,344

 The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company.   Due to the limited amount of time since the acquisition of substantially all of the assets of Dejana, the initial purchase price allocation is preliminary as of March 31, 2017 as the Company has not completed its analysis of income tax liabilities.  The Company expects to be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition.

The following unaudited pro forma information presents the combined results of operations of the Company and Dejana for the three months ended March 31, 2016 as if the acquisition had occurred on January 1, 2015, with pro forma adjustments to give effect to amortization of intangible assets, depreciation of fixed assets, an increase in interest expense from the acquisition financing and certain other adjustments:

Three Months Ended
March 31,
2016
Net sales	$80,797
Net income	$6,523
Earnings per common share assuming dilution attributable to common shareholders	$0.28

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2017	2016
Assets:
Other long-term assets (a)	$4,142	$3,458

Total Assets	$4,142	$3,458

Liabilities:
Interest rate swaps (b)	$2,194	$1,985
Long term debt (c)	312,896	315,940
Earnout - Henderson (d)	607	636
Earnout - Dejana (e)	4,886	10,373
Total Liabilities	$320,583	$328,934

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $266 and $1,928 at March 31, 2017 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $335 and $1,650 at December 31, 2016 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Included in Accrued expenses and other current liabilities and other long term liabilities in the amounts of $165 and $442, respectively, at March 31, 2017 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in accrued expenses and other current liabilities and Other long term liabilities in the amounts of $267 and $442, respectively, at March 31, 2016 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016

Beginning Balance	$636	$761
Additions	—	—
Adjustments to fair value	—	—
Payment to former owners	(29)	(52)
Ending balance	$607	$709

(e) Included in Other long term liabilities in the amount of $4,886, at March 31, 2017 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana.   Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

Three Months Ended
March 31,
2017

Beginning Balance	$10,373
Additions	—
Adjustments to fair value	—
Payment to former owners	(5,487)
Ending balance	$4,886

4.Inventories

Inventories consist of the following:

	March 31,	December 31,
	2017	2016

Finished goods and work-in-process	$71,035	$44,047
Raw material and supplies	27,325	26,824
	$98,360	$70,871

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 6.  The Company takes title to truck chassis upon receipt of the inventory through their floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by their dealer customer upon delivery.  At March 31, 2017 and December 31, 2016, the Company had $6,938 and $3,939 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

Unlike the floor plan agreement, the Company does not record inventory related to the truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment.  Like the revenue recognized on floor plan arrangement, revenue recognized for up-fitting services on chassis acquired through the bailment agreement, are also recognized net of the truck chassis.

5.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2017	2016

Land	$2,378	$2,378
Land improvements	4,357	4,357
Leasehold Improvements	3,385	2,569
Buildings	26,151	26,058
Machinery and equipment	42,506	40,878
Furniture and fixtures	12,899	12,561
Mobile equipment and other	3,994	3,873
Construction-in-process	2,081	3,850
Total property, plant and equipment	97,751	96,524
Less accumulated depreciation	(46,040)	(44,383)
Net property, plant and equipment	$51,711	$52,141

6.Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2017	2016

Term Loan, net of debt discount of $1,855 and $1,953 at March 31, 2017 and December 31, 2016, respectively	$312,896	$313,588
Less current maturities	2,829	2,829
Long term debt before deferred financing costs	310,067	310,759
Deferred financing costs, net	3,827	4,033
Long term debt, net	$306,240	$306,726

On February 8, 2017 the Company entered into an amendment to its senior secured term loan facility (the “Term Loan Credit Agreement”) to decrease the interest rate margins that apply to the term loan facility from 3.25% to 2.50% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 4.25% to 3.50% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement), such that the senior secured term loan facility generally bears interest at a rate of (at the Company’s election) either (i) 2.50% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 2.00% or (ii) 3.50% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  Meanwhile the discount, principal and tenure of the Company’s Term Loan Credit Agreement has remained unchanged.   The amendment to the Term Loan Credit Agreement did not result in a significant debt modification under ASC 470-50.  Additionally, the Company incurred approximately $932 in costs with third parties directly related to the amendment that the Company expensed as incurred in the three months ended March 31, 2017.

The Company’s term loan amortizes in nominal amounts quarterly with the balance payable on December 31, 2021.   The Term Loan Credit Agreement also allows the Company to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80,000 subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00.   The Company’s term Loan Credit Agreement permits the Company to enter into floor plan financing arrangements in an aggregate amount not to exceed $20,000 under both the term loan and revolving credit facility.

The Company’s senior credit facilities also include a $100,000 revolving credit facility (the “Revolving Credit Agreement”) with a group of banks, of which $10,000 are available in the form of letters of credit and $5,000 are available for the issuance of short-term swing line loans. The Revolving Credit Agreement provides that the Company has the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.50% to 2.00% per annum, depending on the utilization of the facility, plus the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Revolving Credit Agreement) or (ii) a margin ranging from 0.50% to 1.00% per annum, depending on the utilization of the facility, plus the greatest of (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Revolving Credit Agreement is June 30, 2021.

The term loan was originally issued at a $1,900 discount and the incremental term loan used to fund the Dejana acquisition on July 15, 2016 was issued at a $650 discount both of which are being amortized over the term of the term loan.

At March 31, 2017, the Company had outstanding borrowings under the Term Loan Credit Agreement of $312,896, no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $57,647.  At December 31, 2016, the Company had outstanding borrowings under the Term Loan Credit Agreement of $313,588, no outstanding borrowings on the Revolving Credit Agreement at December 31, 2016 and remaining borrowing availability of $89,664.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At March  31, 2017, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long term debt.  As of March 31, 2017, the Company was not required to make an excess cash flow payment.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at March 31, 2017 was $2,194, of which $266  and $1,928 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  Meanwhile, the interest rate swaps’ negative fair value at December 31, 2016 was $1,985, of which $335 and $1,650 are included in Accrued expenses and Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively. The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

The Company receives on consignment, truck chassis on which it performs up-fitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of March 31, 2017 and December 31, 2016 were $19,994 and $22,420, respectively. The Company is responsible to the manufacturer for interest on chassis held for up-fitting. Interest rates vary depending on the number of days in the bailment pool. As of March 31, 2017, rates were based on prime plus a margin ranging from 0% to 8%.  During the three months ended March 31, 2017, the Company incurred $92 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $20,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expires on July 31, 2017.  Under the floor plan agreement the Company receives truck chassis and title on up-fitting service installations.  Upon up-fit completion, the title transfers from the Company to the dealer customer.   The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%.  The obligation under the floor plan agreement was $6,938 and $3,939 at March 31, 2017 and December 31, 2016, respectively.  During the three months ended March 31, 2017, the Company incurred $30 in interest on the floor plan arrangements.

7.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	March 31,	December 31,
	2017	2016

Payroll and related costs	$4,484	$8,731
Employee benefits	5,731	5,179
Accrued warranty	3,161	3,535
Earnout - Dejana	-	5,487
Other	5,747	4,393
	$19,123	$27,325

8.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.  The warranty reserve is $5,281 at March 31, 2017 of which $2,120 is included in Other long term liabilities and $3,161 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.  The warranty reserve is $6,160 at December 31, 2016 of which $2,625 is included in Other long term liabilities and $3,535 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2017	2016

Balance at the beginning of the period	$6,160	$7,423
Warranty provision	626	471
Claims paid/settlements	(1,505)	(1,390)
Balance at the end of the period	$5,281	$6,504

9.Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended
	March 31,	March 31,
	2017	2016

Component of net periodic pension cost:
Service cost	$89	$80
Interest cost	403	410
Expected return on plan assets	(448)	(456)
Amortization of net loss	181	181
Net periodic pension cost	$225	$215

The Company estimates its total required minimum contributions to its pension plans in 2017 will be $216.  Through March 31, 2017, the Company has made $529 of cash contributions to the pension plans versus $193 through the same period in 2016.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended
	March 31,	March 31,
	2017	2016

Component of periodic other postretirement benefit cost:
Service cost	$51	$53
Interest cost	70	70
Amortization of net gain	(27)	(32)
Net periodic other postretirement benefit cost	$94	$91

10.Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income by the weighted average number of common shares, using the two-class method.  As the Company has granted restricted stock units (“RSUs”) that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.    Diluted net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders as adjusted for the effect of dilutive non-participating securities, by the weighted average number of common stock and dilutive common stock outstanding during the period.   Potential common shares in the diluted net earnings (loss) per share computation are excluded to the extent that they would be anti-dilutive.  Weighted average potentially dilutive non-participating RSUs were 4,770 in the three months ended March 31, 2017.    There were no non-participating RSUs granted or outstanding in the three months ended March 31, 2016.

	Three Months Ended
	March 31,	March 31,
	2017	2016
Basic earnings (loss) per common share
Net income (loss)	$(3,277)	$5,278
Less income (loss) allocated to participating securities	(44)	70
Net income (loss) allocated to common shareholders	$(3,233)	$5,208
Weighted average common shares outstanding	22,532,027	22,417,337
	$(0.14)	$0.23

Earnings (loss) per common share assuming dilution
Net income (loss)	$(3,277)	$5,278
Less income (loss) allocated to participating securities	(44)	70
Net income (loss) allocated to common shareholders	$(3,233)	$5,208
Weighted average common shares outstanding	22,532,027	22,417,337
Incremental shares applicable to non-participating RSUs	-	-
Weighted average common shares assuming dilution	22,532,027	22,417,337
	$(0.14)	$0.23

11.Employee Stock Plans

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and statement of cash flow classification. The amended guidance became effective for the Company commencing in the first quarter of 2017.   The Company has implemented ASU 2016-09 as follows:

o

ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period, and instead, provides an alternative option to account for forfeitures as they occur, which is the option the Company has adopted. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. The adoption of this section had no material impact on the financial statements.

o

ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The standard requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The Company adopted this change prospectively during the first quarter of 2017. ASU 2016-09 also requires the presentation of amounts withheld for applicable income taxes on employee share-based awards as a financing activity on the statement of cash flows, which the Company also adopted in the first quarter of 2017.

o

ASU No 2016-09 also eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. This requirement was adopted prospectively by the Company. The impact of this section of the standard was a benefit of $616 to income tax expense for the first quarter of 2017. In addition, the ASU requires that the excess tax benefit be removed from the overall calculation of diluted shares. The impact on diluted earnings per share of this adoption was not material.

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

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2017 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs, a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $33.60. The Company recognized $151 and $127 of compensation expense related to the awards in the three months ended March  31, 2017 and March  31, 2016, respectively.   The unrecognized compensation expense calculated under the fair value method for shares that were, as of March  31, 2017, expected to be earned through the requisite service period was approximately $1,694 and is expected to be recognized through 2020.

Restricted Stock Unit Awards

RSUs are granted to both non-employee directors and management.  RSUs do not carry voting rights.  While all non-employee director RSUs participate in dividend equivalents, there are two classes of management RSUs, one for executives that participate in dividend equivalents, and a second for non-executives that do not participate in dividend equivalents.  Each RSU represents the right to receive one share of the Company’s common stock and is subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

RSUs issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $619 and $528 in additional expense in the first quarter of 2017 and 2016, respectively, for employees who meet the thresholds of the retirement provision.  In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such RSUs upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the three months ended March  31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2016	47,790	$20.31	0.96	years
Granted	127,420	$24.13	0.48	years
Vested	(123,239)	$22.94
Cancelled and forfeited	-	$-

Unvested at March 31, 2017	51,971	$23.45	1.35	years

Expected to vest in the future at March 31, 2017	51,971	$23.45	1.35	years

The Company recognized $1,198 and $1,086 of compensation expense related to the RSU awards in the three months ended March 31, 2017 and March 31, 2016, respectively. The unrecognized compensation expense, calculated under the fair value method for shares that were, as of March 31, 2017, expected to be earned through the requisite service period was approximately $954 and is expected to be recognized through 2020.

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

13.         Segments

The Company operates through two operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance.   Prior to the acquisition of Dejana on July 15, 2016, the Company operated one operating segment and one reportable business segment which consisted of the manufacture and sale of snow and ice control products. The Company’s two current reportable business segments are described below.

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

Segment performance is evaluated based on segment net sales and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts.   No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and substantially all assets are located within the United States.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016
Net sales
Work Truck Attachments	$43,578	$48,624
Work Truck Solutions	29,659	-
Corporate & Eliminations	(989)	165
	$72,248	$48,789
Selling, general, and administrative expense
Work Truck Attachments	$6,949	$7,032
Work Truck Solutions	3,772	-
Corporate & Eliminations	4,335	3,881
	$15,056	$10,913
Income (loss) from operations
Work Truck Attachments	$1,992	$6,048
Work Truck Solutions	818	-
Corporate & Eliminations	(3,428)	(4,556)
	$(618)	$1,492
Depreciation Expense
Work Truck Attachments	$1,377	$1,333
Work Truck Solutions	315	-
Corporate & Eliminations	44	50
	$1,736	$1,383
Assets
Work Truck Attachments	$429,452	$431,399
Work Truck Solutions	202,045	-
Corporate & Eliminations	19,716	55,190
	$651,213	$486,589

Capital Expenditures
Work Truck Attachments	$873	$1,165
Work Truck Solutions	433	-
Corporate & Eliminations	-	-
	$1,306	$1,165

All intersegment sales are eliminated in consolidation.

14.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate (benefit) was (45.1%) and 38.7% for the three months ended March 31,  2017 and 2016, respectively.  The effective tax rate (benefit)  for the three months ended March  31, 2017 is higher than the corresponding period in 2016 due to excess stock compensation benefit recognized for the three months ended March 31, 2017.

15.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2017 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2016	$(1,195)	$937	$(6,414)	$(6,672)
Other comprehensive loss before reclassifications	(189)	—	—	(189)
Amounts reclassified from accumulated other comprehensive loss: (1)	60	(17)	112	155
Balance at March 31, 2017	$(1,324)	$920	$(6,302)	$(6,706)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(27)
Tax expense	10
Reclassification net of tax	$(17)
Amortization of pension items:
Actuarial losses (a)	181
Tax benefit	(69)
Reclassification net of tax	$112

Realized losses on interest rate swaps reclassified to interest expense	97
Tax benefit	(37)
Reclassification net of tax	$60

(a) These components are included in the computation of benefit plan costs in Note 9.

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2016 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2015	$(937)	$1,048	$(6,294)	$(6,183)
Other comprehensive loss before reclassifications	(1,227)	-	-	(1,227)
Amounts reclassified from accumulated other comprehensive loss: (1)	60	(20)	113	153
Balance at March 31, 2016	$(2,104)	$1,028	$(6,181)	$(7,257)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(32)
Tax expense	12
Reclassification net of tax	$(20)
Amortization of pension items:
Actuarial losses (a)	181
Tax benefit	(68)
Reclassification net of tax	$113
Realized losses on interest rate swaps reclassified to interest expense	97
Tax benefit	(37)
Reclassification net of tax	$60

(a)	These components are included in the computation of benefit plan costs in Note 9.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application permitted for fiscal reporting periods beginning after December 15, 2016. The Company has developed a project plan with respect to its implementation of this standard, including identification of revenue streams and reviews of contracts and procedures currently in place, and is evaluating the impact on the Company’s financial position, results of operations and cash flows.    The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts.   The Company is in the process of identifying and implementing changes to processes and controls to meet the standard’s updated reporting and disclosure requirements and continues to update its assessment of the impact of the standard.   The Company further expects to further its assessment on the financial impact of the new guidance on its Condensed Consolidated Financial Statements by mid – 2017.

17.   Subsequent Events

On May 1, 2017, the Company purchased substantially all of the assets of Arrowhead Equipment, Inc. (the “Seller”) for $7,699,  including a preliminary estimated working capital adjustment of $199 that increased the purchase price at the close of the transaction on May 1, 2017 that is subject to actual working capital adjustments.    The acquired assets include the Seller’s two up-fit locations in Albany and Queensbury, New York.   The two locations will be leased by the Company and were not included in the assets purchased.  The purchase price is subject to adjustment based upon the closing working capital of the Seller.  The final working capital adjustment, which will be determined subsequent to the closing date, may result in a cash payment to the Company or the Seller. The assets were acquired with on hand cash and short term borrowings on the Company’s Revolving Credit Agreement.   The acquired assets will be included in the Work Truck Solutions segment and were acquired to expand the geographical footprint of that segment.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise: “Douglas Dynamics,” the “Company,” “we,” “our,” or “us” refer to Douglas Dynamics, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with the original equipment manufacturers which whom we currently do significant business; (iv) lack of available or favorable financing options for our end-users, distributors or customers; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix) our inability to protect or continue to build our intellectual property portfolio; (x) the effects of laws and regulations and their interpretations on our business and financial condition; (xi) our inability to develop new products or improve upon existing products in response to end-user needs; (xii) losses due to lawsuits arising out of personal injuries associated with our products; (xiii) factors that could impact the future declaration and payment of dividends; (xiv) our inability to compete effectively against competition; and (xv) our inability to achieve the projected financial performance with the business of Henderson, which we acquired in 2014 , or the assets of Dejana, which we acquired in 2016, and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.    Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

The Company operates through two reportable business segments as described below.

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

Because the Work Truck Solutions segment consists only of the assets of Dejana that were acquired on July 15, 2016, all results from prior periods have been solely attributable to the Work Truck Attachments segment and we therefore continue to report our results of operations from such periods on a consolidated basis. See Note 13 to the Consolidated Financial Statements for information concerning individual segment performance.

Overview

The following table sets forth, for the three months ended March 31, 2017 and 2016, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of

Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2017 and 2016 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2017	2016

	(in thousands)

Net sales	$72,248	$48,789
Cost of sales	55,061	34,658
Gross profit	17,187	14,131
Selling, general, and administrative expense	15,056	10,913
Intangibles amortization	2,749	1,726
Income (loss) from operations	(618)	1,492
Interest expense, net	(5,296)	(2,872)
Litigation proceeds	-	10,050
Other expense, net	(57)	(64)
Income (loss) before taxes	(5,971)	8,606
Income tax expense	(2,694)	3,328
Net income (loss)	$(3,277)	$5,278

The following table sets forth for the three months ended March  31, 2017 and 2016, the percentage of certain items in our condensed consolidated statement of operations, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2017	2016

Net sales	100.0%	100.0%
Cost of sales	76.2%	71.0%
Gross profit	23.8%	29.0%
Selling, general, and administrative expense	20.9%	22.4%
Intangibles amortization	3.8%	3.5%
Income (loss) from operations	(0.9)%	3.1%
Interest expense, net	(7.3)%	(5.9)%
Litigation proceeds	-%	20.6%
Other expense, net	(0.1)%	(0.1)%
Income (loss) before taxes	(8.3)%	17.7%
Income tax expense	(3.8)%	6.9%
Net income (loss)	(4.5)%	10.8%

Net Sales

Net sales were $72.2 million for the three months ended March 31, 2017 compared to $48.8 million in the three months ended March 31, 2016, an increase of $23.4 million, or 48.0%. Net sales increased for the three months ended March 31, 2017 compared to the same period last year due to the addition of $29.7 million in sales attributable to the Work Truck Solutions segment that resulted from the Dejana acquisition.  Work Truck Attachments segment net sales decreased $5.0 million for the three months ended March 31, 2017, due primarily to below average levels of snowfall in the snow season ending March 31, 2017.  Finally, shipments from the Work Truck Attachments segment to Work Truck Solutions of $1.2 million, which were shipped during the first quarter 2017, were in line with typical trends, but are not recognized as revenue until they are sold to end users by Work Truck Solutions, which will likely occur in the second or third quarter of 2017.  All shipments from the Work Truck Attachments segment to Work Truck Solutions will similarly not be recognized as revenue until they are sold to end users by Work Truck Solutions.

Cost of Sales

Cost of sales was $55.1 million for the three months ended March 31, 2017 compared to $34.7 million for the three months ended March  31, 2016, an increase of $20.4 million, or 58.8%.  The increase in cost of sales for the three months ended March 31, 2017 compared to the corresponding period in 2016 was driven by the addition of cost of sales attributable to the Work Truck Solutions segment that resulted from the Dejana acquisition as discussed above under “—Net Sales.”   The Company experienced higher cost of sales as a percentage of sales of 76.2% for the three-month period ended March 31, 2017 compared to 71.0% for the three month period ended March 31, 2016. For the three months ended March 31, 2017 cost of sales as percentage of net sales increased as a result of increasing marginal production costs at our Work Truck Attachments segment due to decreased volume.    As a percentage of sales, cost of sales are higher in our Work Truck Solutions segment than that of Work Truck Attachments segment, also contributing to the increase.    As a percentage of cost of sales, fixed and variable costs were approximately 17% and 83%, respectively, for the three months ended March 31, 2017 versus approximately 23% and 77%, respectively, for the three months ended March 31, 2016.

Gross Profit

Gross profit was $17.2 million for the three months ended March 31, 2017 compared to $14.1 million for the three months ended March 31, 2016  an increase of $3.1 million, or 22.0%.  Gross profit increased for the three month period due to increased sales as discussed above under “-Net Sales”.  As a percentage of net sales, gross profit decreased from 29.0% for the three months ended March  31, 2016 to 23.8% for the corresponding period in 2017.  The reasons for the decrease in gross profit as a percentage of net sales are the same as those relating to the increase in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $17.8 million for the three months ended March 31, 2017, compared to $12.6 million for the three months ended March  31, 2016, an increase of $5.2 million, or 41.3%.    See the following summary of Selling, general and administrative expenses, including intangibles amortization by segment:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016
Selling, general, and administrative expense
Work Truck Attachments	$6,949	$7,032
Work Truck Solutions	3,772	-
Corporate & Eliminations	4,335	3,881
	$15,056	$10,913
Intangibles amortization
Work Truck Attachments	$1,726	$1,726
Work Truck Solutions	1,023	-
Corporate & Eliminations	-	-
	$2,749	$1,726
Selling, general, and administrative expense including intangibles amortization
Work Truck Attachments	$8,675	$8,758
Work Truck Solutions	4,795	-
Corporate & Eliminations	4,335	3,881
	$17,805	$12,639

The increase was driven by increased amortization expense of $1.0 million for the three months ended March 31, 2017 compared to the corresponding period in 2016, and our Work Truck Solutions segment incurring $3.8 million of ongoing selling, general and administrative expenses.   The increase of amortization expense is the result of $1.0 million in intangible amortization expense attributable to our Work Truck Solutions segment as a result of the Dejana acquisition.

Income (loss) from operations

Income (loss) from operations was ($0.6) million for the three months ended March 31, 2017 compared to $1.5 million for the three months ended March 31, 2016 a decrease of $2.1 million, or 140.0%.  Income from operations at our Work Truck Attachments segment was $2.0 million for the three months ended March 31, 2017 compared to $6.0 million for the three months ended March 31, 2016 a decrease of $4.0 million, or 66.6%.  Income from operations at our Work Truck Solutions segment was $0.8 million for the three months ended March 31, 2017.   The decrease in income (loss) from operations for the three months ended March 31, 2017 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “ — Selling, General and Administrative Expense.”

Interest Expense

Interest expense was $5.3 million for the three months ended March 31, 2017 which was higher than the $2.9 million incurred in the same period in the prior year.  The increase in interest expense for the three months ended March 31, 2017 was due to the incremental $130.0 million in borrowings under the Company’s term loan used to finance the Dejana acquisition.  Additionally, the Company incurred $0.9 million in the three months ended March 31, 2017 of interest expense related to the amendment to its Term Loan Credit Agreement to decrease the interest rate margins that apply to the term loan facility.

Litigation Proceeds

Litigation proceeds were $10.0 million for the three months ended March  31, 2016 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Buyers Products Company.  Under the settlement agreement, the Company received a non-recurring payment of $10.0 million.  There were no litigation proceeds in the three months ended March  31, 2017.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate (benefit) was (45.1%) and 38.7% for the three months ended March 31, 2017 and 2016, respectively.  The effective tax rate (benefit) for the three months ended March 31, 2017 is higher than the corresponding period in 2016 due to excess stock compensation benefit recognized for the three months ended March 31, 2017.

Net Income (loss)

Net loss for the three months ended March 31, 2017 was ($3.3) million, compared to net income of $5.3 million for the corresponding period in 2016, a decrease in net income of $8.6 million.  The decrease in net income (loss) for the three months ended March 31, 2017 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “ — Selling, General and Administrative Expense,” and “—Litigation Proceeds”.  As a percentage of net sales, net income (loss) was (4.5%) for the three months ended March 31, 2017 compared to 10.8% for the three months ended March 31, 2016.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2017 was $5.2 million compared to $6.3 million in the corresponding period in 2016, a decrease of $1.1 million.  For the three month period ended March 31, 2017 the decrease in Adjusted EBITDA is attributable to the decrease in sales of Work Truck Attachments equipment, which was  slightly offset by sales of Work Truck Solutions equipment.

Discussion of Critical Accounting Policies

For a discussion of our critical accounting policies, please see the disclosure included in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be, cash from operations and borrowings under our senior credit facilities.

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

As of March  31,  2017, we had $65.6 million of total liquidity, comprised of $8.0 million in cash and cash equivalents and borrowing availability of $57.6 million under our revolving credit facility, compared with total liquidity as of December 31, 2016 of approximately $108.3 million, comprised of approximately $18.6 million in cash and cash equivalents and borrowing availability of approximately $89.7 million under our revolving credit facility.  The decrease in our total liquidity from December 31, 2016 is primarily due to the seasonality of our business.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at March  31, 2017, December 31, 2016 and March  31, 2016.

	As of
	March 31,	December 31,	March 31,
	2017	2016	2016
Cash and cash equivalents	$7,950	$18,609	$48,394
Inventories	98,360	70,871	73,729

We had cash and cash equivalents of $8.0 million at March  31, 2017 compared to cash and cash equivalents of $18.6 million and $48.4 million at December 31, 2016 and March  31, 2016, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows (in thousands)	2017	2016	Change	Change

Net cash provided by operating activities	$4,273	$18,551	$(14,278)	(77.0)%
Net cash used in investing activities	(1,306)	(1,165)	(141)	12.1%
Net cash used in financing activities	(13,626)	(5,836)	(7,790)	133.5%
Increase (Decrease) in cash	$(10,659)	$11,550	$(22,209)	192.3%

Net cash provided by operating activities decreased $14.3 million from the three months ended March 31, 2016 to the three months ended March 31, 2017.  The decrease in cash provided by operating activities was due to unfavorable changes in working capital of $7.6 million and by a $6.7 million decrease in net income adjusted for reconciling items.  The largest unfavorable change in working capital was driven by the increase in income tax receivable as a result of being in a loss position in the three months ended March 31, 2017 as compared to an income position in the three months ended March 31, 2016.

Net cash used in investing activities remained relatively flat and increased $0.1 million for the three months ended March 31, 2017, compared to the corresponding period in 2016.

Net cash used in financing activities increased $7.8 million for the three months ended March 31, 2017 as compared to the corresponding period in 2016.  The increase in cash used in financing activities was primarily a result of the $5.4 million earnout payment to the former owners of Dejana acquisition and payments of financing costs of $0.9 million related to the our debt refinancing .  Additionally, the increase was due to $0.9 million of employees’ taxes paid on share based compensation that was satisfied by shares withheld by us at the time of restricted stock vesting.

Free Cash Flow

Free cash flow for the three months ended March 31, 2017 was $3.0 million compared to $17.4 million in the corresponding period in 2016, a decrease in cash provided of $14.4 million.  The decrease in free cash flow is primarily a result of lower cash provided by operating activities of $14.3 million, as discussed above under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment remained relatively constant being $1.3 and $1.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2017	2016
	(In Thousands)
Net cash provided by operating activities	$4,273	$18,551
Acquisition of property and equipment	(1,306)	(1,165)
Free cash flow	$2,967	$17,386

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock-based compensation, litigation proceeds and certain purchase accounting expenses. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,	March 31,
	2017	2016
	(in thousands)
Net income (loss)	$(3,277)	$5,278

Interest expense, net	5,296	2,872
Income tax expense (beneift)	(2,694)	3,328
Depreciation expense	1,736	1,383
Amortization	2,749	1,726
EBITDA	3,810	14,587

Stock-based compensation expense	1,350	1,213
Litigation proceeds	-	(10,050)
Purchase accounting (1)	-	66
Other charges (2)	68	443
Adjusted EBITDA	$5,228	$6,259

(1)	Reflects $66 in earn-out compensation expense related to TrynEx in the three months ended March 31, 2016.
(2)	Reflects expenses of $68 and $443 for unrelated legal and consulting fees for the three months ended March 31, 2017 and March 31, 2016, respectively.

Contractual Obligations

We amended our Term Loan Credit Agreement in February 2017 as included in Note 6 to the Unaudited Consolidated Financial Statements. There have been no other material changes to our contractual obligations in the three months ended March 31, 2017.

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

As of March 31, 2017, we had outstanding borrowings under our term loan of $312.9 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2017 by $0.6 million, $0.9 million and $1.3 million, respectively. We entered into three interest rate swap agreements with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  We have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).   As of March 31, 2017, we had no outstanding borrowings under our revolving credit facility

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 15.8% for the three months ended March 31, 2017, compared to 24.2% for the three months ended March 31, 2016.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.    In July 2016, the Company acquired substantially all of the assets of Dejana and we are in the process of reviewing the Dejana internal control structure and may make changes as we integrate our controls and procedures.

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

Item 1A.Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2017, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

In March 2017, the Company withheld approximately 27,931 shares of the Company’s common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company’s shareholder-approved equity incentive plan.

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

2.1

First Amendment, dated February 27, 2017 to the Asset Purchase Agreement, dated June 15, 2016, among Dejana Truck & Utility Equipment Company, LLC (formerly known as Acquisition Delta LLC), Peter Paul Dejana Family Trust Dated 12/31/98, Peteco Kings Park Inc. (formerly known as Dejana Truck & Utility Equipment Company, Inc.)  and Andrew Dejana (as Appointed Agent) [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on March 1, 2017 (File No. 001-34728)].

10.1

Third Amendment, dated as of February 8, 2017, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the banks and financial institutions party thereto and JPMorgan Chase Bank, N.A, as the additional term B lender. [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on February 8, 2017 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March  31, 2017, filed on May 9, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: May 9, 2017

Exhibit Index to Form 10-Q for the Period Ended March  31, 2017

Exhibit Numbers	Description

2.1

First Amendment, dated February 27, 2017 to the Asset Purchase Agreement, dated June 15, 2016, among Dejana Truck & Utility Equipment Company, LLC (formerly known as Acquisition Delta LLC), Peter Paul Dejana Family Trust Dated 12/31/98, Peteco Kings Park Inc. (formerly known as Dejana Truck & Utility Equipment Company, Inc.)  and Andrew Dejana (as Appointed Agent) [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on March 1, 2017 (File No. 001-34728)].

10.1

Third Amendment, dated as of February 8, 2017, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the banks and financial institutions party thereto and JPMorgan Chase Bank, N.A, as the additional term B lender. [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on February 8, 2017 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2017, filed on May 9, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.