Form 10-Q
period 2017-06-30
DOUGLAS DYNAMICS, INC
filed 2017-08-08
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of registrant’s common shares outstanding as of August 8, 2017 was 22,590,897.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,290	$18,609
Accounts receivable, net	80,076	78,589
Inventories	85,913	70,871
Inventories - truck chassis floor plan	8,721	3,939
Refundable income taxes paid	1,009	1,541
Prepaid and other current assets	2,829	2,886
Total current assets	182,838	176,435
Property, plant, and equipment, net	52,626	52,141
Goodwill	240,627	238,286
Other intangible assets, net	192,014	194,851
Other long-term assets	5,404	4,460
Total assets	$673,509	$666,173
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,568	$17,299
Accrued expenses and other current liabilities	23,332	27,325
Floor plan obligations	8,721	3,939
Short term borrowings	3,000	-
Current portion of long-term debt	2,765	2,829
Total current liabilities	57,386	51,392
Retiree health benefit obligation	7,431	7,193
Pension obligation	9,745	10,184
Deferred income taxes	57,609	54,563
Long-term debt, less current portion	305,819	306,726
Other long-term liabilities	13,480	15,652
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,590,897 and 22,501,640 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	226	225
Additional paid-in capital	145,894	144,523
Retained earnings	82,866	82,387
Accumulated other comprehensive loss, net of tax	(6,947)	(6,672)
Total stockholders’ equity	222,039	220,463
Total liabilities and stockholders’ equity	$673,509	$666,173

See the accompanying notes to condensed consolidated financial statements

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Net sales	$139,371	$113,763	$211,619	$162,552
Cost of sales	94,338	72,242	149,399	106,900
Gross profit	45,033	41,521	62,220	55,652
Selling, general, and administrative expense	16,925	11,312	31,981	22,225
Intangibles amortization	2,786	1,726	5,535	3,452
Income from operations	25,322	28,483	24,704	29,975
Interest expense, net	(4,192)	(2,863)	(9,488)	(5,735)
Litigation proceeds	1,275	-	1,275	10,050
Other expense, net	(51)	(69)	(108)	(133)
Income before taxes	22,354	25,551	16,383	34,157
Income tax expense	7,608	9,223	4,914	12,551
Net income	$14,746	$16,328	$11,469	$21,606
Weighted average number of common shares outstanding:
Basic	22,590,897	22,501,640	22,561,785	22,459,488
Diluted	22,605,208	22,501,640	22,571,352	22,459,488
Earnings per common share:
Basic	$0.64	$0.72	$0.50	$0.95
Diluted	$0.64	$0.71	$0.50	$0.94
Cash dividends declared and paid per share	$0.24	$0.24	$0.48	$0.47
Comprehensive income	$14,505	$15,875	$11,194	$20,079

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2017	2016
	(unaudited)

Operating activities

Net income	$11,469	$21,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,012	6,205
Amortization of deferred financing costs and debt discount	607	363
Stock-based compensation	2,108	1,736
Provision (benefit) for losses on accounts receivable	1,077	151
Deferred income taxes	3,046	1,625
Earnout liability	-	132
Changes in operating assets and liabilities:
Accounts receivable	(1,190)	939
Inventories	(13,426)	(8,712)
Prepaid refundable income taxes and other assets	(355)	4,446
Accounts payable	1,393	(366)
Accrued expenses and other current liabilities	2,351	(1,065)
Benefit obligations and other long-term liabilities	(2,755)	1,230
Net cash provided by operating activities	13,337	28,290
Investing activities
Capital expenditures	(3,146)	(4,794)
Acquisition of business	(7,600)	-
Net cash used in investing activities	(10,746)	(4,794)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(923)	-
Payments of financing costs	(932)	-
Earnout payment	(5,487)	-
Dividends paid	(10,990)	(10,724)
Net revolver borrowings	3,000	-
Repayment of long-term debt	(1,578)	(950)
Net cash used in financing activities	(16,910)	(11,674)
Change in cash and cash equivalents	(14,319)	11,822
Cash and cash equivalents at beginning of period	18,609	36,844
Cash and cash equivalents at end of period	$4,290	$48,666

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$26,661	$-

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

Certain reclassifications have been made to the prior period financial statements to conform to the 2017 presentation.  In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  The Company adopted ASU No. 2015-17 during the quarter ended March 31, 2017 and applied it retrospectively. The adoption resulted in the reclassification of Deferred income taxes as included in Current assets to Deferred income taxes as included in Liabilities and shareholders’ equity on the balance sheet of $5,726 for December 31, 2016.

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2017 and the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and condensed cash flows for the six months ended June 30, 2017 and 2016 have been prepared by the Company and have not been audited.

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

The Company relies on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology.  In the three and six months ended June  30, 2017, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors. Previously under the same lawsuit the competitor was required to stop using the Company’s intellectual property.  Under the settlement

agreement the Company received $1,275 as part of defending its intellectual property.   In the six months ended June 30, 2016, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors. Previously under the same lawsuit the competitor was required to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $10,050 as part of defending its intellectual property.   The proceeds of the lawsuits are included on the Consolidated Statements of Operations and Comprehensive Income as Litigation proceeds.

The proceeds of the lawsuit are included on the Condensed Consolidated Statements of Operations and Comprehensive Income as Litigation proceeds.

2.  Acquisition

On May 1, 2017, the Company purchased substantially all of the assets of Arrowhead Equipment, Inc. (“Arrowhead”) for $7,600, including a preliminary estimated working capital adjustment of $319 that decreased the purchase price at the close of the transaction on May 1, 2017 which is owed to the Company.    The acquisition includes the Arrowhead’s assets acquired at two up-fit locations in Albany and Queensbury, New York that are both being leased by the Company.   The purchase price is subject to adjustment based upon the closing working capital of the Seller.  The assets were acquired with on hand cash and short term borrowings under the Company’s Revolving Credit Agreement.   The acquired assets are included in the Work Truck Solutions segment and were acquired to expand the geographical footprint of that segment.  The Company incurred $450 and $488 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Condensed Consolidated Statements of Income in the three and six months ended June  30, 2017, respectively.

The following table summarizes the preliminary allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable - trade	$850
Inventories	1,616
Prepaids and other current assets	524
Property and equipment	816
Goodwill	2,341
Intangible assets	2,700
Accounts payable and other current liabilities	(1,140)
Unfavorable lease	(107)
Total	$7,600

 The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company.   Due to the limited amount of time since the acquisition of substantially all of the assets of Arrowhead, the initial purchase price allocation is preliminary as of June 30, 2017 as the Company has not completed its analysis  of working capital, the fair value of inventories, property and equipment, intangible assets and income tax liabilities.  The Company expects to be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.  The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition.  From the date of acquisition through June 30, 2017, the Arrowhead assets contributed $1,029 of revenues and $38 of pre-tax operating income to the Company.

On July 15, 2016, the Company acquired substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Peter Paul Dejana Family Trust Dated 12/31/98 (“Dejana”). Total consideration was $191,544 including a preliminary estimated working capital adjustment of $3,989 that reduced the purchase price at the close of the transaction on July 15, 2016 that was subsequently adjusted by $5,417 paid by the Company to the seller.   Thus, the net working capital adjustment

paid to the former owners of Dejana was $1,428 in addition to contingent consideration with an estimated fair value of $10,200.  The acquisition was financed through exercising the accordion feature on the Company’s term loan for $130,000 less an original issue discount of $650 and $20,000 of short term revolver borrowings and through the use of $31,994 of on hand cash. The Company incurred $417 and $667 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Condensed Consolidated Statements of Income in the three months and six months ended June  30, 2016,  respectively.

The Dejana purchase agreement includes contingent consideration in the form of an earnout capped at $26,000. Under the earnout agreement, the former owners of Dejana are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2016, 2017 and 2018.  There is no requirement for continued employment related to the contingent consideration, and thus the earnout is recorded as a component of purchase price.  The preliminary estimated fair value of the earnout consideration was $10,200 which was further adjusted at December 31, 2016 to $10,373 as a result of the 2016 performance exceeding the 2016 fair value established at the opening balance sheet by $173.  As a result of the year ending December 31, 2016 financial results, the new possible range of outcomes was reduced from $26,000 to a maximum earnout of $21,487.  The Company made a payment to the former owners of Dejana of $5,487 in the six months ended June  30, 2017.

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

The following unaudited pro forma information presents the combined results of operations of the Company and Dejana for the three and six months ended June 30, 2016 as if the acquisition had occurred on January 1, 2015, with pro forma adjustments to give effect to amortization of intangible assets, depreciation of fixed assets, an increase in interest expense from the acquisition financing and certain other adjustments:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Net sales	$150,611	$231,407
Net income	$18,380	$24,904
Earnings per common share assuming dilution attributable to common shareholders	$0.80	$1.09

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2017	2016
Assets:
Other long-term assets (a)	$4,466	$3,458

Total Assets	$4,466	$3,458

Liabilities:
Interest rate swaps (b)	$2,736	$1,985
Long term debt (c)	314,156	315,940
Earnout - Henderson (d)	580	636
Earnout - Dejana (e)	4,886	10,373
Total Liabilities	$322,358	$328,934

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $442 and $2,294 at June 30, 2017 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $335 and $1,650 at December 31, 2016 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $138 and $442, respectively, at June  30, 2017 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in accrued expenses and other current liabilities and Other long term liabilities in the amounts of $263 and $442, respectively, at June 30, 2016 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2017	2016	2016

Beginning Balance	$607	$636	$709	$761
Additions	—	—	—	—
Adjustments to fair value	—	—	—	—
Payment to former owners	(27)	(56)	(4)	(56)
Ending balance	$580	$580	$705	$705

(e) Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $3,397 and $1,489, respectively, at June  30, 2017 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana.   Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017

Beginning Balance	$4,886	$10,373
Additions	—	—
Adjustments to fair value	—	—
Payment to former owners	—	(5,487)
Ending balance	$4,886	$4,886

4.Inventories

Inventories consist of the following:

	June 30,	December 31,
	2017	2016

Finished goods and work-in-process	$54,933	$44,047
Raw material and supplies	30,980	26,824
	$85,913	$70,871

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 6.  The Company takes title to truck chassis upon receipt of the inventory through their floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by their dealer customer upon delivery.  At June  30, 2017 and December 31, 2016, the Company had $8,721 and $3,939 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

Unlike the floor plan agreement, the Company does not record inventory related to the truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment.  Like the revenue recognized on floor plan arrangement, revenue recognized for up-fitting services on chassis acquired through the bailment agreement, are also recognized net of the truck chassis.

5.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2017	2016

Land	$2,378	$2,378
Land improvements	4,357	4,357
Leasehold Improvements	3,959	2,569
Buildings	26,175	26,058
Machinery and equipment	42,723	40,878
Furniture and fixtures	13,042	12,561
Mobile equipment and other	4,373	3,873
Construction-in-process	3,351	3,850
Total property, plant and equipment	100,358	96,524
Less accumulated depreciation	(47,732)	(44,383)
Net property, plant and equipment	$52,626	$52,141

6.Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2017	2016

Term Loan, net of debt discount of $1,757 and $1,953 at June 30, 2017 and December 31, 2016, respectively	$312,205	$313,588
Less current maturities	2,765	2,829
Long term debt before deferred financing costs	309,440	310,759
Deferred financing costs, net	3,621	4,033
Long term debt, net	$305,819	$306,726

On February 8, 2017 the Company entered into an amendment to its senior secured term loan facility (the “Term Loan Credit Agreement”) to decrease the interest rate margins that apply to the term loan facility from 3.25% to 2.50% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 4.25% to 3.50% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement), such that the senior secured term loan facility generally bears interest at a rate of (at the Company’s election) either (i) 2.50% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 2.00% or (ii) 3.50% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  Meanwhile the discount, principal and tenure of the Company’s Term Loan Credit Agreement has remained unchanged.   The amendment to the Term Loan Credit Agreement did not result in a significant debt modification under ASC 470-50.  Additionally, the Company incurred approximately $932 in costs with third parties directly related to the amendment that the Company expensed as incurred in the six months ended June 30, 2017.

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

The Company’s senior credit facilities also include a $100,000 revolving credit facility (the “Revolving Credit Agreement”) with a group of banks, of which $10,000 is available in the form of letters of credit and $5,000 is available for the issuance of short-term swing line loans. The Revolving Credit Agreement provides that the Company has the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.50% to 2.00% per annum, depending on the utilization of the facility, plus the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Revolving Credit Agreement) or (ii) a margin ranging from 0.50% to 1.00% per annum, depending on the utilization of the facility, plus the greatest of (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. The maturity date for the Revolving Credit Agreement is June 30, 2021.

The term loan was originally issued at a $1,900 discount and the incremental term loan used to fund the Dejana acquisition on July 15, 2016 was issued at a $650 discount both of which are being amortized over the term of the term loan.

At June 30, 2017, the Company had outstanding borrowings under the Term Loan Credit Agreement of $312,205, and outstanding borrowings of $3,000 on the Revolving Credit Agreement and remaining borrowing availability of $77,930.  At December 31, 2016, the Company had outstanding borrowings under the Term Loan Credit Agreement of $313,588, no outstanding borrowings on the Revolving Credit Agreement at December 31, 2016 and remaining borrowing availability of $89,664.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At June 30, 2017, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long term debt.  As of June 30, 2017, the Company was not required to make an excess cash flow payment.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at June 30, 2017 was $2,736, of which $442 and $2,294 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  Meanwhile, the interest rate swaps’ negative fair value at December 31, 2016 was $1,985, of which $335 and $1,650 are included in Accrued expenses and Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

The Company receives on consignment, truck chassis on which it performs up-fitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of June 30, 2017 and December 31, 2016 were $15,228 and $22,420,  respectively. The Company is responsible to the manufacturer for interest on chassis held for up-fitting. Interest rates vary depending on the number of days in the bailment pool. As of June 30, 2017, rates were based on prime plus a margin ranging from 0% to 8%.  During the three months and six months ended June 30, 2017, the Company incurred $43 and $135 in interest on the bailment pool arrangement, respectively.

The Company has a floor plan line of credit for up to $20,000 with a financial institution.  The terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017, which the Company has renewed through December 31, 2018.  Under the floor plan agreement the Company receives truck chassis and title on up-fitting service installations.  Upon up-fit completion, the title transfers from the Company to the dealer customer.   The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%.  The obligation under the floor plan agreement was $8,721 and $3,939 at June 30, 2017 and December 31, 2016, respectively.  During the three and six months ended June 30, 2017, the Company incurred $52 and $82 in interest on the floor plan arrangements, respectively.

7.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	June 30,	December 31,
	2017	2016

Payroll and related costs	$5,606	$8,731
Employee benefits	5,326	5,179
Accrued warranty	3,277	3,535
Earnout - Dejana	3,397	5,487
Other	5,726	4,393
	$23,332	$27,325

8.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.  The warranty reserve is $5,575 at June  30, 2017 of which $2,298 is included in Other long term liabilities and $3,277 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.  The warranty reserve is $6,160 at December 31, 2016 of which $2,625 is included in Other long term liabilities and $3,535 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Balance at the beginning of the period	$5,281	$6,504	$6,160	$7,423
Establish warranty provision for Arrowhead	65	-	65	-
Warranty provision	937	719	1,563	1,190
Claims paid/settlements	(708)	(926)	(2,213)	(2,316)
Balance at the end of the period	$5,575	$6,297	$5,575	$6,297

9.Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Component of net periodic pension cost:
Service cost	$89	$80	$178	$160
Interest cost	403	410	806	820
Expected return on plan assets	(448)	(456)	(896)	(912)
Amortization of net loss	181	181	362	362
Net periodic pension cost	$225	$215	$450	$430

The Company estimates its total required minimum contributions to its pension plans in 2017 will be $216.  Through June  30, 2017, the Company has made $655 of cash contributions to the pension plans versus $711 through the same period in 2016.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Component of periodic other postretirement benefit cost:
Service cost	$51	$52	$102	$105
Interest cost	70	69	140	139
Amortization of net gain	(27)	(31)	(54)	(63)
Net periodic other postretirement benefit cost	$94	$90	$188	$181

10.Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares, using the two-class method.  As the Company has granted restricted stock units (“RSUs”) that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.  Diluted net income per share is calculated by dividing net income attributable to common stockholders as adjusted for the effect of dilutive non-participating securities, by the weighted average number of common stock and dilutive common stock outstanding during the period.   Potential common shares in the diluted net earnings per share computation are excluded to the extent that they would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Basic earnings per common share
Net income	$14,746	$16,328	$11,469	$21,606
Less income allocated to participating securities	187	223	150	289
Net income allocated to common shareholders	$14,559	$16,105	$11,319	$21,317
Weighted average common shares outstanding	22,590,897	22,501,640	22,561,785	22,459,488
	$0.64	$0.72	$0.50	$0.95

Earnings per common share assuming dilution
Net income	$14,746	$16,328	$11,469	$21,606
Less income allocated to participating securities	187	223	150	289
Net income allocated to common shareholders	$14,559	$16,105	$11,319	$21,317
Weighted average common shares outstanding	22,590,897	22,501,640	22,561,785	22,459,488
Incremental shares applicable to non-participating RSUs	14,311	-	9,567	-
Weighted average common shares assuming dilution	22,605,208	22,501,640	22,571,352	22,459,488
	$0.64	$0.71	$0.50	$0.94

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

o

ASU No 2016-09 also eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. This requirement was adopted prospectively by the Company. The impact of this section of the standard was a benefit of $616 to income tax expense for the six month period ending June 30, 2017. In addition, the ASU requires that the excess tax benefit be removed from the overall calculation of diluted shares. The impact on diluted earnings per share of this adoption was not material.

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

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2017 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs, a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $33.60.  The Company recognized $520 and $380 of compensation expense related to the awards in the three

months ended June  30, 2017 and June  30, 2016, respectively.   The Company recognized $671 and $506 of compensation expense related to the awards in the six months ended June 30, 2017 and June 30, 2016, respectively.   The unrecognized compensation expense calculated under the fair value method for shares that were, as of June  30, 2017, expected to be earned through the requisite service period was approximately $1,356 and is expected to be recognized through 2020.

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

A summary of RSU activity for the six months ended June  30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2016	47,790	$20.31	0.96	years
Granted	127,750	$24.15	0.41	years
Vested	(127,531)	$22.94
Cancelled and forfeited	-	$-

Unvested at June 30, 2017	48,009	$23.56	1.22	years

Expected to vest in the future at June 30, 2017	48,009	$23.56	1.22	years

The Company recognized $238 and $143 of compensation expense related to the RSU awards in the three months ended June  30, 2017 and June  30, 2016, respectively. The Company recognized $1,437 and $1,230 of compensation expense related to the RSU awards in the six months ended June 30, 2017 and June 30, 2016, respectively. The unrecognized compensation expense, calculated under the fair value method for shares that were, as of June  30, 2017, expected to be earned through the requisite service period was approximately $727 and is expected to be recognized through 2020.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net sales
Work Truck Attachments	$105,508	$113,788	$149,086	$162,412
Work Truck Solutions	34,865	-	64,524	-
Corporate & Eliminations	(1,002)	(25)	(1,991)	140
	$139,371	$113,763	$211,619	$162,552
Selling, general, and administrative expense
Work Truck Attachments	$8,453	$8,010	$15,402	$15,042
Work Truck Solutions	4,540	-	8,312	-
Corporate & Eliminations	3,932	3,302	8,267	7,183
	$16,925	$11,312	$31,981	$22,225
Income from operations
Work Truck Attachments	$27,089	$32,452	$29,081	$38,500
Work Truck Solutions	2,541	-	3,359	-
Corporate & Eliminations	(4,308)	(3,969)	(7,736)	(8,525)
	$25,322	$28,483	$24,704	$29,975
Depreciation Expense
Work Truck Attachments	$1,342	$1,320	$2,719	$2,653
Work Truck Solutions	363	-	678	-
Corporate & Eliminations	36	50	80	100
	$1,741	$1,370	$3,477	$2,753
Assets
Work Truck Attachments	$446,670	$455,793
Work Truck Solutions	215,602	-
Corporate & Eliminations	11,237	60,961
	$673,509	$516,754

Capital Expenditures
Work Truck Attachments	$1,217	$3,629	$2,090	$4,794
Work Truck Solutions	623	-	1,056	-
Corporate & Eliminations	-	-	-	-
	$1,840	$3,629	$3,146	$4,794

All intersegment sales are eliminated in consolidation.

14.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate was 34.0% and 36.1%  for the three months ended June  30, 2017 and 2016, respectively.  The Company’s effective tax rate was 30.0% and 36.7% for the six months ended June 30, 2017 and 2016, respectively.  The effective tax rate for the three months ended June 30, 2017 is lower than the corresponding period in 2016 due to the release of the reserve for uncertain tax positions in the current period.    The effective tax rate for the six months ended June 30, 2017 is lower than the corresponding period in 2016 due to the release of the reserve for uncertain tax positions and for excess stock compensation benefit recognized in the six months ended June 30, 2017.

15.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2017 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2016	$(1,195)	$937	$(6,414)	$(6,672)
Other comprehensive loss before reclassifications	(586)	—	—	(586)
Amounts reclassified from accumulated other comprehensive loss: (1)	120	(33)	224	311
Balance at June 30, 2017	$(1,661)	$904	$(6,190)	$(6,947)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(54)
Tax expense	21
Reclassification net of tax	$(33)
Amortization of pension items:
Actuarial losses (a)	362
Tax benefit	(138)
Reclassification net of tax	$224

Realized losses on interest rate swaps reclassified to interest expense	194
Tax benefit	(74)
Reclassification net of tax	$120

(a) These components are included in the computation of benefit plan costs in Note 9.

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2016 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2015	$(937)	$1,048	$(6,294)	$(6,183)
Other comprehensive loss before reclassifications	(1,834)	-	-	(1,834)
Amounts reclassified from accumulated other comprehensive loss: (1)	121	(39)	225	307
Balance at June 30, 2016	$(2,650)	$1,009	$(6,069)	$(7,710)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(63)
Tax expense	24
Reclassification net of tax	$(39)
Amortization of pension items:
Actuarial losses (a)	362
Tax benefit	(137)
Reclassification net of tax	$225
Realized losses on interest rate swaps reclassified to interest expense	195
Tax benefit	(74)
Reclassification net of tax	$121

(a)	These components are included in the computation of benefit plan costs in Note 9.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application permitted for fiscal reporting periods beginning after December 15, 2016. The Company has developed a project plan with respect to its implementation of this standard, including identification of revenue streams and reviews of contracts and procedures currently in place, and is evaluating the impact on the Company’s financial position, results of operations and cash flows.    The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts.   The Company is in the process of identifying and implementing changes to processes and controls to meet the standard’s updated reporting and disclosure requirements and continues to update its assessment of the impact of the standard.   The Company expects to further its assessment on the financial impact of the new guidance on its Condensed Consolidated Financial Statements by the second half of 2017.

In 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Prior periods are required to be recast. We will adopt this standard as of January 1, 2018. Net periodic benefit cost for pensions and other postretirement benefits for the six months ended June 30, 2017 and 2016 were $638 and $611 of which $280 and $265, respectively, related to service cost.

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

Because the Work Truck Solutions segment consists only of the assets of Dejana that were acquired on July 15, 2016, and the assets of Arrowhead that were acquired on May 1, 2017, all results from prior periods have been solely attributable to the Work Truck Attachments segment and we therefore continue to report our results of operations from such periods on a consolidated basis. See Note 13 to the Consolidated Financial Statements for information concerning individual segment performance.

Overview

The following table sets forth, for the three and six months ended June 30, 2017 and 2016, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June  30, 2017 and 2016 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$139,371	$113,763	$211,619	$162,552
Cost of sales	94,338	72,242	149,399	106,900
Gross profit	45,033	41,521	62,220	55,652
Selling, general, and administrative expense	16,925	11,312	31,981	22,225
Intangibles amortization	2,786	1,726	5,535	3,452
Income from operations	25,322	28,483	24,704	29,975
Interest expense, net	(4,192)	(2,863)	(9,488)	(5,735)
Litigation proceeds	1,275	-	1,275	10,050
Other expense, net	(51)	(69)	(108)	(133)
Income before taxes	22,354	25,551	16,383	34,157
Income tax expense	7,608	9,223	4,914	12,551
Net income	$14,746	$16,328	$11,469	$21,606

The following table sets forth for the three and six months ended June  30, 2017 and 2016, the percentage of certain items in our condensed consolidated statement of operations, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7%	63.5%	70.6%	65.8%
Gross profit	32.3%	36.5%	29.4%	34.2%
Selling, general, and administrative expense	12.1%	10.0%	15.1%	13.7%
Intangibles amortization	2.0%	1.5%	2.6%	2.1%
Income from operations	18.2%	25.0%	11.7%	18.4%
Interest expense, net	(3.0)%	(2.5)%	(4.5)%	(3.5)%
Litigation proceeds	0.9%	-%	0.6%	0.1%
Other expense, net	(0.1)%	-%	(0.1)%	(0.1)%
Income before taxes	16.0%	22.5%	7.7%	14.9%
Income tax expense	5.4%	8.1%	2.3%	7.7%
Net income	10.6%	14.4%	5.4%	7.2%

Net Sales

Net sales were $139.4 million for the three months ended June  30, 2017 compared to $113.8 million in the three months ended June  30, 2016, an increase of $25.6 million, or 22.5%. Net sales were $211.6 million for the six months ended June 30, 2017 compared to $162.6 million in the six months ended June 30, 2016, an increase of $49.0 million or 30.1%.   Net sales increased due to the addition of $34.9 million and $64.5 million in sales attributable to the Work Truck Solutions segment that resulted from the Dejana acquisition for the three and six months ended June 30, 2017, respectively, compared to the same periods last year.  Work Truck Attachments segment net sales decreased $8.3 million and $13.3 million for the three and six months ended June  30, 2017, respectively, due primarily to below average levels of snowfall in the snow season ending March 31, 2017.  Additionally, causing the decrease in net sales in Work Truck Attachments were delays in the supply of truck chassis at Henderson.

Cost of Sales

Cost of sales was $94.3 million for the three months ended June  30, 2017 compared to $72.2 million for the three months ended June  30, 2016, an increase of $22.1 million, or 30.6%.  Cost of sales was $149.4 million for the six months ended June 30, 2017 compared to $106.9 million for the six months ended June 30, 2016, an increase of $42.5 million, or 39.8%.  The increase in cost of sales for the three and six months ended June  30, 2017 compared to the corresponding periods in 2016 was driven by the addition of cost of sales attributable to the Work Truck Solutions segment that resulted from the Dejana acquisition as discussed above under “—Net Sales.”  The Company experienced higher cost of sales as a percentage of sales of 67.7% for the three-month period ended June  30, 2017 compared to 63.5% for the three month period ended June  30, 2016. The Company experienced higher cost of sales as a percentage of sales of 70.6% for the six-month period ended June 30, 2017 compared to 65.8% for the six month period ended June 30, 2016. For both the three and six months ended June  30, 2017 cost of sales as percentage of net sales increased as a result of increasing marginal production costs at our Work Truck Attachments segment due to decreased volume.  As a percentage of sales, cost of sales are higher in our Work Truck Solutions segment than historically experienced by our Work Truck Attachments segment, also contributing to the increase.  Additionally, the Company experienced favorable commodity pricing, namely steel, in the three and six months ended June 30, 2016, while commodity prices returned to normal in the six months ended June 30, 2017.  As a percentage of cost of sales, fixed and variable costs were approximately 14% and 86%, respectively, for the three months ended June 30, 2017 versus approximately 17% and 83%, respectively, for the three months ended June 30, 2016 and approximately 15%

and 85%, respectively, for the six months ended June 30, 2017 versus approximately 19% and 81%, respectively, for the six months ended June 30, 2016.

Gross Profit

Gross profit was $45.0 million for the three months ended June  30, 2017 compared to $41.5 million for the three months ended June  30, 2016 an increase of $3.5 million, or 8.4%.  Gross profit was $62.2 million for the six months ended June 30, 2017 compared to $55.7 million for the six months ended June 30, 2016 an increase of $6.5 million, or 11.7%.  Gross profit increased for the three and six month periods due to increased sales as discussed above under “-Net Sales”.  As a percentage of net sales, gross profit decreased from 36.5% for the three months ended June  30, 2016 to 32.3% for the corresponding period in 2017.  As a percentage of net sales, gross profit decreased from 34.2% for the six months ended June 30, 2016 to 29.4% for the corresponding period in 2017.  The reasons for the decrease in gross profit as a percentage of net sales are the same as those relating to the increase in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $19.7 million for the three months ended June  30, 2017, compared to $13.0 million for the three months ended June  30, 2016, an increase of $6.7 million, or 51.5%.  Selling, general and administrative expenses, including intangibles amortization, were $37.5 million for the six months ended June 30, 2017, compared to $25.7 million for the six months ended June 30, 2016, an increase of $11.8 million, or 45.9%.  See the following summary of Selling, general and administrative expenses, including intangibles amortization by segment:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Selling, general, and administrative expense
Work Truck Attachments	$8,453	$8,010	$15,402	$15,042
Work Truck Solutions	4,540	-	8,312	-
Corporate & Eliminations	3,932	3,302	8,267	7,183
	$16,925	$11,312	$31,981	$22,225
Intangibles amortization
Work Truck Attachments	$1,726	$1,726	$3,452	$3,452
Work Truck Solutions	1,060	-	2,083	-
Corporate & Eliminations	-	-	-	-
	$2,786	$1,726	$5,535	$3,452
Selling, general, and administrative expense including intangibles amortization
Work Truck Attachments	$10,179	$9,736	$18,854	$18,494
Work Truck Solutions	5,600	-	10,395	-
Corporate & Eliminations	3,932	3,302	8,267	7,183
	$19,711	$13,038	$37,516	$25,677

The increases were driven by increased amortization expense of $1.1 million and $2.1 million for the three and six months ended June  30, 2017, respectively, compared to the corresponding period in 2016, and our Work Truck Solutions segment incurring $4.5 million and $8.3 million of ongoing selling, general and administrative expenses in the three and six months ended June 30, 2017, respectively.    The increase of amortization expense is the result of $1.1 million and $2.1 million in intangible amortization expense for the three and six months ended June 30, 2017, respectively, attributable to our Work Truck Solutions segment as a result of the Dejana acquisition.

Income from operations

Income from operations was $25.3 million for the three months ended June  30, 2017 compared to $28.5 million for the three months ended June  30, 2016 a decrease of $3.2 million, or 11.2%.  Income from operations was $24.7 million for the six months ended June 30, 2017 compared to $30.0 million for the six months ended June 30, 2016 a decrease of $5.3 million, or 17.7%.  Income from operations at our Work Truck Attachments segment was $27.1 million for the three months ended June  30, 2017 compared to $32.5 million for the three months ended June 30, 2016 a decrease of $5.4 million, or 16.6%.  Income from operations at our Work Truck Solutions segment was $2.5 million for the three months ended June  30, 2017.   Income from operations at our Work Truck Attachments segment was $29.1 million for the six months ended June 30, 2017 compared to $38.5 million for the six months ended June 30, 2016 a decrease of $9.4 million, or 24.4%.  Income from operations at our Work Truck Solutions segment was $3.4 million for the six months ended June 30, 2017.   The decrease in income from operations for the three and six months ended June 30, 2017 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “ — Selling, General and Administrative Expense.”

Interest Expense

Interest expense was $4.2 million for the three months ended June  30, 2017 which was higher than the $2.9 million incurred in the same period in the prior year.  Interest expense was $9.5 million for the six months ended June 30, 2017 which was higher than the $5.7 million incurred in the same period in the prior year.  The increase in interest expense for the three and six months ended June  30, 2017 was due to the incremental $130.0 million in borrowings under the Company’s term loan used to finance the Dejana acquisition.  Additionally, the Company incurred $0.9 million of interest expense in the six months ended June  30, 2017 related to the amendment to its Term Loan Credit Agreement to decrease the interest rate margins that apply to the term loan facility, which was completed in February 2017.

Litigation Proceeds

Litigation proceeds were $1.3 million for the three and six months ended June  30, 2017 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Meyer Products, LLC.  There were no litigation proceeds in the three months ended June 30, 2016.  Litigation proceeds were $10.0 million for the six months ended June 30, 2016 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Buyers Products Company. Under the settlement agreement, the Company received a payment of $10.0 million.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate was 34.0% and 36.1% for the three months ended June 30, 2017 and 2016, respectively.  The Company’s effective tax rate was 30.0% and 36.7% for the six months ended June 30, 2017 and 2016, respectively.  The effective tax rate for the three months ended June 30, 2017 is lower than the corresponding period in 2016 due to the release of the reserve for uncertain tax positions in the current period.    The effective tax rate for the six months ended June 30, 2017 is lower than the corresponding period in 2016 due to the release of the reserve for uncertain tax positions and for excess stock compensation benefit recognized in the six months ended June 30, 2017.

Net Income

Net income for the three months ended June  30, 2017 was $14.7 million, compared to net income of $16.3 million for the corresponding period in 2016, a decrease in net income of $1.6 million. Net income for the six months ended June 30, 2017 was $11.5 million, compared to net income of $21.6 million for the corresponding period in 2016, a decrease in net income of $10.1 million.   The decrease in net income for the three and six months ended June 30, 2017 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “ — Selling, General and Administrative Expense,” and “—Litigation Proceeds”.  As a percentage of net sales, net income was 10.6% for the three months ended June  30, 2017 compared to 14.4% for the three months ended June  30, 2016.  As a percentage of net sales, net income was 5.4% for the six months ended June 30, 2017 compared to 7.2% for the six months ended June 30, 2016.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June  30, 2017 was $31.3 million compared to $32.7 million in the corresponding period in 2016, a decrease of $1.4 million.  Adjusted EBITDA for the six months ended June 30, 2017 was $36.5 million compared to $38.9 million in the corresponding period in 2016, a decrease of $2.4 million.  For the three and six month periods ended June  30, 2017 the decrease in Adjusted EBITDA is attributable to the decrease in sales volumes of Work Truck Attachments equipment, which was slightly offset by sales of Work Truck Solutions equipment due to the Dejana acquisition.

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

As of June  30, 2017, we had $82.2 million of total liquidity, comprised of $4.3 million in cash and cash equivalents and borrowing availability of $77.9 million under our revolving credit facility, compared with total liquidity as of December 31, 2016 of approximately $108.3 million, comprised of approximately $18.6 million in cash and cash equivalents and borrowing availability of approximately $89.7 million under our revolving credit facility.  The decrease in our total liquidity from December 31, 2016 is primarily due to the seasonality of our business.

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

The following table shows our cash and cash equivalents and inventories in thousands at June  30, 2017, December 31, 2016 and June  30, 2016.

	As of
	June 30,	December 31,	June 30,
	2017	2016	2016
Cash and cash equivalents	$4,290	$18,609	$48,666
Inventories	85,913	70,871	60,296

We had cash and cash equivalents of $4.3 million at June  30, 2017 compared to cash and cash equivalents of $18.6 million and $48.7 million at December 31, 2016 and June  30, 2016, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows (in thousands)	2017	2016	Change	Change

Net cash provided by operating activities	$13,337	$28,290	$(14,953)	(52.9)%
Net cash used in investing activities	(10,746)	(4,794)	(5,952)	124.2%
Net cash used in financing activities	(16,910)	(11,674)	(5,236)	44.9%
Increase (Decrease) in cash	$(14,319)	$11,822	$(26,141)	221.1%

Net cash provided by operating activities decreased $15.0 million from the six months ended June  30, 2016 to the six months ended June  30, 2017.  The decrease in cash provided by operating activities was due to unfavorable changes in working capital of $10.5 million and by a $4.5 million decrease in net income adjusted for reconciling items.  The largest unfavorable change in working capital was driven by the increase in cash used in income tax receivables and inventory. The increase in income tax receivables is a result of being less profitable in the six months ended June  30, 2017 as compared to being in an income position in the six months ended June  30, 2016.   Meanwhile the increase in cash used in inventory is a result of increased inventory at Work Truck Solutions.

Net cash used in investing activities increased $6.0 million for the six months ended June 30, 2017, compared to the corresponding period in 2016.  This increase was primarily due to the $7.6 million in non-reoccurring cash payments that occurred in the six months ended June 30, 2017 related to the acquisition of Arrowhead.  Slightly offsetting this increase was a $1.6 million decrease in capital expenditures in the six months ended June 30, 2017 compared to the corresponding period in 2016.

Net cash used in financing activities increased $5.2 million for the six months ended June  30, 2017 as compared to the corresponding period in 2016.  The increase in cash used in financing activities was primarily a result of the $5.4 million earnout payment to the former owners of Dejana acquisition and payments of financing costs of $0.9 million related to the our debt refinancing.  Additionally, the increase was due to $0.9 million of employees’ taxes paid on share based compensation that was satisfied by shares withheld by us at the time of restricted stock vesting.  Slightly offsetting these uses of cash was cash provided of $3.0 million due to revolver borrowings at June 30, 2017 as compared to no revolver borrowings at June 30, 2016.

Free Cash Flow

Free cash flow for the three months ended June 30, 2017 was $7.2 million compared to $6.1 million in the corresponding period in 2016, an increase in cash provided of $1.1 million.  The increase in free cash flow is primarily a result of lower acquisitions of property and equipment which decreased from $3.6 million for the three months ended June 30, 2016 to $1.8 million for the three months ended June 30, 2017.   Meanwhile, cash provided by operating activities decreased from $9.7 million for the three months ended June 30, 2016 to $9.1 million for the three months ended June 30, 2017, as discussed above under “Liquidity and Capital Resources.”  Free cash flow for the six months ended June 30, 2017 was $10.2 million compared to $23.5 million in the corresponding period in 2016, a decrease in cash provided of $13.3 million.  The decrease in free cash flow is primarily a result of lower cash provided by operating activities of $15.0 million, as discussed above under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment also decreased from $4.8 million for the six months ended June 30, 2016 to $3.1 million for the six months ended June 30, 2017.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
Net cash provided by operating activities	$9,064	$9,739	$13,337	$28,290
Acquisition of property and equipment	(1,840)	(3,629)	(3,146)	(4,794)
Free cash flow	$7,224	$6,110	$10,191	$23,496

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June  30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income	$14,746	$16,328	$11,469	$21,606

Interest expense, net	4,192	2,863	9,488	5,735
Income tax expense	7,608	9,223	4,914	12,551
Depreciation expense	1,741	1,370	3,477	2,753
Amortization	2,786	1,726	5,535	3,452
EBITDA	31,073	31,510	34,883	46,097

Stock-based compensation expense	758	523	2,108	1,736
Litigation proceeds	(1,275)	-	(1,275)	(10,050)
Purchase accounting (1)	-	66	-	132
Other charges (2)	701	575	769	1,018
Adjusted EBITDA	$31,257	$32,674	$36,485	$38,933

(1)	Reflects $66 in earnout compensation expense related to TrynEx in the three months ended June 30, 2016 and $132 in earnout compensation expense related to TrynEx in the six months ended June 30, 2016.
(2)

Reflects expenses of $701 and $575 for unrelated legal and consulting fees for the three months ended June  30, 2017 and June  30, 2016, respectively and expenses of $769 and $1,018 for unrelated legal and consulting fees for the six months ended June 30, 2017 and June 30, 2016, respectively.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended June 30, 2017.

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

Interest Rate Risk

We are exposed to market risk primarily from changes in interest rates.  Our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk.  A portion of our interest rate risk associated with our term loan is mitigated through an interest rate swap as discussed in Note 6 to the Condensed Consolidated Financial Statements, above.  In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate based on our average daily availability under our revolving credit facility.

As of June  30, 2017, we had outstanding borrowings under our term loan of $312.2 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2017 by $0.8 million, $1.1 million and $1.4 million, respectively. We entered into three interest rate swap agreements with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  We may have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).   As of June 30, 2017, we had outstanding borrowings under our revolving credit facility of $3.0 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2017 by $0.0 million, $0.0 million and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 9.0%  and 11.3% for the three and six months ended June 30, 2017, respectively, compared to 11.3% and 15.2% for the three and six months ended June 30, 2016, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2017, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June  30, 2017, filed on August 8, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ ROBERT MCCORMICK
Robert McCormick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: August 8, 2017

Exhibit Index to Form 10-Q for the Period Ended June  30, 2017

Exhibit Numbers	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June  30, 2017, filed on August 8, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.