Form 10-Q
period 2017-09-30
DOUGLAS DYNAMICS, INC
filed 2017-11-07
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of registrant’s common shares outstanding as of November 7, 2017 was 22,590,897.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,482	$18,609
Accounts receivable, net	117,536	78,589
Inventories	77,447	70,871
Inventories - truck chassis floor plan	6,034	3,939
Refundable income taxes paid	-	1,541
Prepaid and other current assets	3,417	2,886
Total current assets	205,916	176,435
Property, plant, and equipment, net	52,698	52,141
Goodwill	240,906	238,286
Other intangible assets, net	189,019	194,851
Other long-term assets	5,531	4,460
Total assets	$694,070	$666,173
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,437	$17,299
Accrued expenses and other current liabilities	20,749	27,325
Floor plan obligations	6,034	3,939
Income taxes payable	1,440	-
Short term borrowings	23,000	-
Current portion of long-term debt	2,749	2,829
Total current liabilities	69,409	51,392
Retiree health benefit obligation	7,547	7,193
Pension obligation	9,620	10,184
Deferred income taxes	59,027	54,563
Long-term debt, less current portion	305,354	306,726
Other long-term liabilities	16,522	15,652
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,590,897 and 22,501,640 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	226	225
Additional paid-in capital	146,536	144,523
Retained earnings	86,707	82,387
Accumulated other comprehensive loss, net of tax	(6,878)	(6,672)
Total stockholders’ equity	226,591	220,463
Total liabilities and stockholders’ equity	$694,070	$666,173

See the accompanying notes to condensed consolidated financial statements

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Net sales	$125,339	$123,573	$336,958	$286,125
Cost of sales	89,284	86,929	238,683	193,829
Gross profit	36,055	36,644	98,275	92,296
Selling, general, and administrative expense	13,093	15,761	45,074	37,986
Intangibles amortization	2,997	4,395	8,532	7,847
Income from operations	19,965	16,488	44,669	46,463
Interest expense, net	(4,860)	(4,518)	(14,348)	(10,253)
Litigation proceeds	-	-	1,275	10,050
Other expense, net	(24)	(97)	(132)	(230)
Income before taxes	15,081	11,873	31,464	46,030
Income tax expense	5,754	4,571	10,668	17,122
Net income	$9,327	$7,302	$20,796	$28,908
Weighted average number of common shares outstanding:
Basic	22,590,897	22,501,640	22,571,560	22,473,642
Diluted	22,604,921	22,501,640	22,582,502	22,473,642
Earnings per common share:
Basic	$0.41	$0.32	$0.91	$1.27
Diluted	$0.40	$0.32	$0.90	$1.26
Cash dividends declared and paid per share	$0.24	$0.24	$0.72	$0.71
Comprehensive income	$9,396	$7,321	$20,590	$27,400

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
	(unaudited)

Operating activities

Net income	$20,796	$28,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,815	12,217
Inventory step up of acquired business included in cost of sales	-	125
Amortization of deferred financing costs and debt discount	911	642
Stock-based compensation	2,750	2,258
Provision for losses on accounts receivable	1,424	221
Deferred income taxes	4,464	2,734
Earnout liability	(1,186)	(51)
Changes in operating assets and liabilities:
Accounts receivable	(39,519)	(37,659)
Inventories	(4,929)	(1,973)
Prepaid refundable income taxes and other assets	(55)	3,087
Accounts payable	(2,556)	(1,763)
Accrued expenses and other current liabilities	3,069	952
Benefit obligations and other long-term liabilities	347	1,513
Net cash provided by (used in) operating activities	(669)	11,211
Investing activities
Capital expenditures	(5,216)	(7,084)
Acquisition of business	(7,385)	(175,927)
Net cash used in investing activities	(12,601)	(183,011)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(923)	-
Payments of financing costs	(1,608)	(2,250)
Earnout payment	(5,487)	-
Dividends paid	(16,476)	(16,086)
Net revolver borrowings	23,000	26,000
Borrowings on long-term debt	-	129,350
Repayment of long-term debt	(2,363)	(1,755)
Net cash provided by (used in) financing activities	(3,857)	135,259
Change in cash and cash equivalents	(17,127)	(36,541)
Cash and cash equivalents at beginning of period	18,609	36,844
Cash and cash equivalents at end of period	$1,482	$303

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$33,271	$8,481

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

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and condensed cash flows for the nine months ended September 30, 2017 and 2016 have been prepared by the Company and have not been audited.

The Company’s Work Truck Attachments segment is seasonal and consequently its results of operations and financial condition vary from quarter-to-quarter.  Because of this seasonality, the results of operations of the Work Truck Attachments segment for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. The Company attempts to manage the seasonal impact of snowfall on its revenues in part through its pre-season sales program. This pre-season sales program encourages the Company’s distributors to re-stock their inventory of Work Truck Attachments products during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre-season pricing and payment deferral until the fourth quarter. Thus, the Company’s Work Truck Attachments segment tends to generate its greatest volume of sales during the second and third quarters. By contrast, its revenue and operating results tend to be lowest during the first quarter, as management believes the end-users of Work Truck Attachments products prefer to wait until the beginning of a snow season to purchase new equipment and as the Company’s distributors sell off Work Truck Attachments inventory and wait for the pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of the Company’s Work Truck Attachments fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months. In addition, due to the factors noted above, Work Truck Attachments working capital needs are highest in the second and third quarters as its accounts receivable rise from pre-season sales. These working capital needs decline in the fourth quarter as the Company receives payments for its pre-season shipments.

The Company relies on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology.  In the nine months ended September 30, 2017, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors. Previously under the same lawsuit the competitor was required to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $1,275 as part of defending its intellectual property.   In the nine months ended September 30, 2016, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors. Previously under the same lawsuit the competitor was required to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $10,050 as part of defending its intellectual property.   The proceeds of the lawsuits are included on the Condensed Consolidated Statements of Operations and Comprehensive Income as Litigation proceeds.

2.  Acquisition

On May 1, 2017, the Company purchased substantially all of the assets of Arrowhead Equipment, Inc. (“Arrowhead”). Total consideration was $7,385 including a preliminary estimated working capital adjustment of $100 that increased the purchase price at the close of the transaction on May 1, 2017 that was subsequently adjusted by $215 paid by the seller to the Company, resulting in a final negative net working capital adjustment of $115 paid by the seller to the Company. The acquisition includes the Arrowhead’s assets acquired at two up-fit locations in Albany and Queensbury, New York that are both being leased by the Company. The assets were acquired with on hand cash and short term borrowings under the Company’s Revolving Credit Agreement. The acquired assets are included in the Work Truck Solutions segment and were acquired to expand the geographical footprint of that segment.  The Company incurred $418 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Condensed Consolidated Statements of Income in the nine months ended September 30, 2017, which includes $70 accrual reversal for estimated transaction-related expenses related to this acquisition that is included in selling, general and administrative expense in the Condensed Consolidated Statements of Income in the three months ended September 30, 2017.

The following table summarizes the preliminary allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable - trade	$852
Inventories	1,647
Prepaids and other current assets	6
Property and equipment	624
Goodwill	2,620
Intangible assets	2,700
Accounts payable and other current liabilities	(957)
Unfavorable lease	(107)
Total	$7,385

 The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company.  Due to the limited amount of time since the acquisition of substantially all of the assets of Arrowhead, the initial purchase price allocation is preliminary as of September 30, 2017 as the Company has not completed its analysis  of working capital, the fair value of inventories, property and equipment, intangible assets and income tax liabilities.  The Company expects to be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.  The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. From the date of acquisition through September 30, 2017, the Arrowhead assets contributed $3,379 of revenues and ($100) of pre-tax operating loss to the Company.

On July 15, 2016, the Company acquired substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Peter Paul Dejana Family Trust Dated 12/31/98 (“Dejana”). Total consideration was $191,544 including a preliminary estimated working capital adjustment of $3,989 that reduced the purchase price at the close of the transaction on July 15, 2016 that was

subsequently adjusted by $5,417 paid by the Company to the seller.   Thus, the net working capital adjustment paid to the former owners of Dejana was $1,428 in addition to contingent consideration with an estimated fair value of $10,200.  The acquisition was financed through exercising the accordion feature on the Company’s term loan for $130,000 less an original issue discount of $650 and $20,000 of short term revolver borrowings and through the use of $31,994 of on hand cash. The Company incurred $2,096 and $2,841 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Condensed Consolidated Statements of Income in the three and nine months ended September  30, 2016, respectively.

The Dejana purchase agreement includes contingent consideration in the form of an earnout capped at $26,000. Under the earnout agreement, the former owners of Dejana are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2016, 2017, and 2018. There is no requirement for continued employment related to the contingent consideration, and thus the earnout is recorded as a component of purchase price.  The preliminary estimated fair value of the earnout consideration was $10,200, which was further adjusted at December 31, 2016 to $10,373 as a result of the 2016 performance exceeding the 2016 fair value established at the opening balance sheet by $173.  As a result of the year ending December 31, 2016 financial results, the new possible range of outcomes was reduced from $26,000 to a maximum earnout of $21,487.  The Company made a payment to the former owners of Dejana of $5,487 in the nine months ended September 30, 2017. The earnout agreement was amended on September 20, 2017 to extend the earnout measurement periods for an additional two years, namely the fiscal years ended December 31, 2019 and December 31, 2020, with the potential for the former owners of Dejana to earn up to 50% of the remaining earnout payments unearned based on the original earnout targets and measurement periods. The most recent valuation resulted in a fair value adjustment to the earnout of ($1,186), which is included in selling, general and administrative expense in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017.

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

The following unaudited pro forma information presents the combined results of operations of the Company and Dejana for the three and nine months ended September 30, 2016 as if the acquisition had occurred on January 1, 2015, with pro forma adjustments to give effect to amortization of intangible assets, depreciation of fixed assets, an increase in interest expense from the acquisition financing and certain other adjustments:

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2017	2016
Assets:
Other long-term assets (a)	$4,634	$3,458

Total Assets	$4,634	$3,458

Liabilities:
Interest rate swaps (b)	$2,781	$1,985
Long term debt (c)	312,297	315,940
Earnout - Henderson (d)	553	636
Earnout - Dejana (e)	3,700	10,373
Total Liabilities	$319,331	$328,934

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $608 and $2,173 at September 30, 2017 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $335 and $1,650 at December 31, 2016 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $111 and $442, respectively, at September 30, 2017 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $235 and $442, respectively, at September 30, 2016 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2017	2016	2016

Beginning Balance	$580	$636	$705	$761
Additions	—	—	—	—
Adjustments to fair value	—	—	—	—
Payment to former owners	(27)	(83)	(28)	(84)
Ending balance	$553	$553	$677	$677

(e) Included in Other long term liabilities in the amount of $3,700 at September 30, 2017 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana. Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $5,314 and $4,886, respectively, at September 30, 2016 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana.  Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2017	2016	2016

Beginning Balance	$4,886	$10,373	$—	$—
Additions	—	—	10,200	10,200
Adjustments to fair value	(1,186)	(1,186)	—	—
Payment to former owners	—	(5,487)	—	—
Ending balance	$3,700	$3,700	$10,200	$10,200

4.Inventories

Inventories consist of the following:

	September 30,	December 31,
	2017	2016

Finished goods and work-in-process	$46,183	$44,047
Raw material and supplies	31,264	26,824
	$77,447	$70,871

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 6.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At September 30, 2017 and December 31, 2016, the Company had $6,034 and $3,939 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

Unlike the floor plan agreement, the Company does not record inventory related to the truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment.  Like the revenue recognized on floor plan arrangement, revenue recognized for up-fitting services on chassis acquired through the bailment agreement are also recognized net of the truck chassis.

5.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2017	2016

Land	$2,378	$2,378
Land improvements	4,357	4,357
Leasehold Improvements	4,096	2,569
Buildings	26,342	26,058
Machinery and equipment	43,928	40,878
Furniture and fixtures	13,207	12,561
Mobile equipment and other	4,600	3,873
Construction-in-process	3,237	3,850
Total property, plant and equipment	102,145	96,524
Less accumulated depreciation	(49,447)	(44,383)
Net property, plant and equipment	$52,698	$52,141

6.Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2017	2016

Term Loan, net of debt discount of $1,660 and $1,953 at September 30, 2017 and December 31, 2016, respectively	$311,518	$313,588
Less current maturities	2,749	2,829
Long term debt before deferred financing costs	308,769	310,759
Deferred financing costs, net	3,415	4,033
Long term debt, net	$305,354	$306,726

On February 8, 2017 the Company entered into an amendment to its senior secured term loan facility (the “Term Loan Credit Agreement”) to decrease the interest rate margins that apply to the term loan facility from 3.25% to 2.50% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 4.25% to 3.50% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement), such that the senior secured term loan facility generally bears interest at a rate of (at the Company’s election) either (i) 2.50% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 2.00% or (ii) 3.50% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  Meanwhile the discount, principal and tenure of the Company’s Term Loan Credit Agreement has remained unchanged.   The amendment to the Term Loan Credit Agreement did not result in a significant debt modification under ASC 470-50.  Additionally, the Company incurred approximately $932 in costs with third parties directly related to the amendment that the Company expensed as incurred in the nine months ended September 30, 2017.

On August 17, 2017 the Company entered into an amendment to the Term Loan Credit Agreement to further decrease the interest rate margins that apply to the term loan facility from 2.50% to 2.00% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 3.50% to 3.00% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement), such that the senior secured term loan facility generally bears interest at a rate of (at the Company’s election) either (i) 2.00% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 2.00% or (ii) 3.00% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  Meanwhile the discount, principal and tenure of the Company’s Term Loan Credit Agreement has remained unchanged.   The amendment to the Term Loan Credit Agreement did not result in a significant debt modification under ASC 470-50.  Additionally, the Company incurred approximately $676 in costs with third parties directly related to the amendment that the Company expensed as incurred in the three and nine months ended September 30, 2017.

The Term Loan Credit Agreement amortizes in nominal amounts quarterly with the balance payable on December 31, 2021.   The Term Loan Credit Agreement also allows the Company to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80,000 subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00.   The Term Loan Credit Agreement permits the Company to enter into floor plan financing arrangements in an aggregate amount not to exceed $20,000 under both the term loan and revolving credit facility.

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

The Term Loan Credit Agreement was originally issued at a $1,900 discount and the incremental term loan used to fund the Dejana acquisition on July 15, 2016 was issued at a $650 discount both of which are being amortized over the term of the term loan.

At September 30, 2017, the Company had outstanding borrowings under the Term Loan Credit Agreement of $311,518, and outstanding borrowings of $23,000 on the Revolving Credit Agreement and remaining borrowing availability of $74,186.  At December 31, 2016, the Company had outstanding borrowings under the Term Loan Credit Agreement of $313,588, no outstanding borrowings on the Revolving Credit Agreement at December 31, 2016 and remaining borrowing availability of $89,664.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At September 30, 2017, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long term debt.  As of September 30, 2017, the Company was not required to make an excess cash flow payment.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at September 30, 2017 was $2,781, of which $608 and $2,173 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  Meanwhile, the interest rate swaps’ negative fair value at December 31, 2016 was $1,985, of which $335 and $1,650 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).

The Company receives on consignment, truck chassis on which it performs up-fitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of September 30, 2017 and December 31, 2016 were $15,447 and $22,420, respectively. The Company is responsible to the manufacturer for interest on chassis held for up-fitting. Interest rates vary depending on the number of days in the bailment pool. As of September 30, 2017, rates were based on prime plus a margin ranging from 0% to 8%.  During the three months and nine months ended September 30, 2017, the Company incurred $52 and $187 in interest on the bailment pool arrangement, respectively. During the three months and nine months ended September 30, 2016, the Company incurred $25 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $20,000 with a financial institution.  The terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017, which the Company has renewed through December 31, 2018.  Under the floor plan agreement the Company receives truck chassis and title on up-fitting service installations.  Upon up-fit completion, the title transfers from the Company to the dealer customer.   The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%.  The obligation under the floor plan agreement was $6,034 and $3,939 at September 30, 2017 and December 31, 2016, respectively.  During the three and nine months ended September 30, 2017, the Company incurred $52 and $134 in interest on the floor plan arrangements, respectively. During the three and nine months ended September 30, 2016, the Company incurred $56 in interest on the floor plan arrangements.

7.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	September 30,	December 31,
	2017	2016

Payroll and related costs	$7,104	$8,731
Employee benefits	4,947	5,179
Accrued warranty	3,364	3,535
Earnout - Dejana (current)	-	5,487
Other	5,334	4,393
	$20,749	$27,325

8.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess.  The warranty reserve is $5,817 at September 30, 2017 of which $2,453 is included in Other long term liabilities and $3,364 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.  The warranty reserve was $6,160 at December 31, 2016 of which $2,625 is included in Other long term liabilities and $3,535 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Balance at the beginning of the period	$5,575	$6,297	$6,160	$7,423
Establish warranty provision for acquired companies	-	35	65	35
Warranty provision	615	750	2,178	1,940
Claims paid/settlements	(373)	(572)	(2,586)	(2,888)
Balance at the end of the period	$5,817	$6,510	$5,817	$6,510

9.                  Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Component of net periodic pension cost:
Service cost	$89	$80	$267	$241
Interest cost	403	410	1,209	1,229
Expected return on plan assets	(448)	(456)	(1,344)	(1,368)
Amortization of net loss	181	181	543	543
Net periodic pension cost	$225	$215	$675	$645

The Company estimates its total required minimum contributions to its pension plans in 2017 will be $216.  Through September 30, 2017, the Company has made $655 of cash contributions to the pension plans versus $711 through the same period in 2016.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Component of periodic other postretirement benefit cost:
Service cost	$51	$52	$153	$158
Interest cost	70	69	210	209
Amortization of net gain	(27)	(31)	(81)	(95)
Net periodic other postretirement benefit cost	$94	$90	$282	$272

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Basic earnings per common share
Net income	$9,327	$7,302	$20,796	$28,908
Less income allocated to participating securities	117	101	268	390
Net income allocated to common shareholders	$9,210	$7,201	$20,528	$28,518
Weighted average common shares outstanding	22,590,897	22,501,640	22,571,560	22,473,642
	$0.41	$0.32	$0.91	$1.27

Earnings per common share assuming dilution
Net income	$9,327	$7,302	$20,796	$28,908
Less income allocated to participating securities	117	101	268	390
Net income allocated to common shareholders	$9,210	$7,201	$20,528	$28,518
Weighted average common shares outstanding	22,590,897	22,501,640	22,571,560	22,473,642
Incremental shares applicable to non-participating RSUs	14,024	-	10,942	-
Weighted average common shares assuming dilution	22,604,921	22,501,640	22,582,502	22,473,642
	$0.40	$0.32	$0.90	$1.26

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

o

ASU No 2016-09 also eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. This requirement was adopted prospectively by the Company. The impact of this section of the standard was a benefit of $616 to income tax expense for the nine month period ending September 30, 2017. In addition, the ASU requires that the excess tax benefit be removed from the overall calculation of diluted shares. The impact on diluted earnings per share of this adoption was not material.

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

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2017 that are subject to performance conditions.  Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs, a portion of which will be subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $33.60. The Company recognized $451 and $380 of compensation expense related to the awards in the three months ended September 30, 2017 and September 30, 2016, respectively.   The Company recognized $1,121 and $886 of compensation expense related to the awards in the nine months ended September 30, 2017 and September 30, 2016,

respectively.   The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2017, expected to be earned through the requisite service period was approximately $819 and is expected to be recognized through 2020.

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

A summary of RSU activity for the nine months ended September 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2016	47,790	$20.31	0.96	years
Granted	127,750	$24.15	0.34	years
Vested	(127,531)	$22.94
Cancelled and forfeited	-	$-

Unvested at September 30, 2017	48,009	$23.56	1.00	years

Expected to vest in the future at September 30, 2017	48,009	$23.56	1.00	years

The Company recognized $191 and $142 of compensation expense related to the RSU awards in the three months ended September 30, 2017 and September 30, 2016, respectively. The Company recognized $1,628 and $1,372 of compensation expense related to the RSU awards in the nine months ended September 30, 2017 and September 30, 2016, respectively. The unrecognized compensation expense, calculated under the fair value method for shares that were, as of September 30, 2017, expected to be earned through the requisite service period was approximately $536 and is expected to be recognized through 2020.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net sales
Work Truck Attachments	$98,002	$100,448	$247,088	$262,860
Work Truck Solutions	32,243	27,107	96,767	27,107
Corporate & Eliminations	(4,906)	(3,982)	(6,897)	(3,842)
	$125,339	$123,573	$336,958	$286,125
Selling, general, and administrative expense
Work Truck Attachments	$7,378	$8,005	$22,780	$23,047
Work Truck Solutions	2,997	2,934	11,309	2,934
Corporate & Eliminations	2,718	4,822	10,985	12,005
	$13,093	$15,761	$45,074	$37,986
Income from operations
Work Truck Attachments	$23,105	$24,077	$52,186	$62,577
Work Truck Solutions	1,784	(377)	5,143	(377)
Corporate & Eliminations	(4,924)	(7,212)	(12,660)	(15,737)
	$19,965	$16,488	$44,669	$46,463
Depreciation Expense
Work Truck Attachments	$1,366	$1,359	$4,085	$4,012
Work Truck Solutions	408	209	1,086	209
Corporate & Eliminations	32	49	112	149
	$1,806	$1,617	$5,283	$4,370
Assets
Work Truck Attachments	$471,163	$484,261
Work Truck Solutions	215,669	203,403
Corporate & Eliminations	7,238	12,398
	$694,070	$700,062
Capital Expenditures
Work Truck Attachments	$1,470	$1,645	$3,560	$6,439
Work Truck Solutions	600	645	1,656	645
Corporate & Eliminations	-	-	-	-
	$2,070	$2,290	$5,216	$7,084

All intersegment sales are eliminated in consolidation.

14.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate was 38.1% and 38.5% for the three months ended September 30, 2017 and 2016, respectively.  The Company’s effective tax rate was 33.9% and 37.2% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three months ended September 30, 2017 was relatively flat when compared to the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 is lower than the corresponding period in 2016 due to the release of the reserve for uncertain tax positions and for excess stock compensation benefit recognized, slightly offset by changes in state deferred income tax rates.

15.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2017 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2016	$(1,195)	$937	$(6,414)	$(6,672)
Other comprehensive loss before reclassifications	(656)	—	—	(656)
Amounts reclassified from accumulated other comprehensive loss: (1)	164	(50)	336	450
Balance at September 30, 2017	$(1,687)	$887	$(6,078)	$(6,878)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(81)
Tax expense	31
Reclassification net of tax	$(50)
Amortization of pension items:
Actuarial losses (a)	543
Tax benefit	(207)
Reclassification net of tax	$336

Realized losses on interest rate swaps reclassified to interest expense	264
Tax benefit	(100)
Reclassification net of tax	$164

(a) These components are included in the computation of benefit plan costs in Note 9.

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2016 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2015	$(937)	$1,048	$(6,294)	$(6,183)
Other comprehensive loss before reclassifications	(1,967)	-	-	(1,967)
Amounts reclassified from accumulated other comprehensive loss: (1)	181	(59)	337	459
Balance at September 30, 2016	$(2,723)	$989	$(5,957)	$(7,691)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(95)
Tax expense	36
Reclassification net of tax	$(59)
Amortization of pension items:
Actuarial losses (a)	543
Tax benefit	(206)
Reclassification net of tax	$337
Realized losses on interest rate swaps reclassified to interest expense	292
Tax benefit	(111)
Reclassification net of tax	$181

(a)	These components are included in the computation of benefit plan costs in Note 9..

16.  Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases: Amendments to the FASB Accounting Standards Codification. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 will be effective for the Company beginning on January 1, 2019.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is in the process of analyzing the impact of the guidance on its inventory of lease contracts and currently intends to adopt the standard in the first quarter of fiscal 2019.  The Company expects this ASU to have a material impact on its consolidated financial statements upon recognition of the lease liability and right-of-use asset for lease contracts which are currently accounted for as operating leases.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application permitted for fiscal reporting periods beginning after December 15, 2016. The Company has developed a project plan with respect to its implementation of this standard, including identification of revenue streams and reviews of contracts and procedures currently in place, and is evaluating the impact on the Company’s financial position, results of operations and cash flows.    The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount, and timing of revenue and cash flows arising from contracts.  The Company expects to adopt the ASU using the modified retrospective method, which will be applied to all contracts not completed as of the date of initial application. Upon adoption, the Company will recognize the cumulative effect of adopting the guidance as an adjustment to the opening balance of retained earnings. The Company is in the process of identifying and implementing changes to processes and controls to meet the standard’s updated reporting and disclosure requirements and continues to update its assessment of the impact of the standard.

        In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment.  Under the new guidance, the amount of goodwill impairment will be determined by the amount the carrying value of the reporting unit exceeds its fair value.  ASU 2017-04 is required to be applied on a prospective basis.  The Company adopted ASU 2017-04 effective January 1, 2017. The adoption of this standard did not impact the Company’s condensed consolidated financial statements, as no triggering events or indicators of potential impairment were identified during the nine months ended September 30, 2017 and the Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Prior periods are required to be recast. We will adopt this standard as of January 1, 2018. Net periodic benefit cost for pensions and other postretirement benefits for the nine months ended September 30, 2017 and 2016 were $957 and $917 of which $420 and $399, respectively, related to service cost.

      In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). This standard clarifies when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of a change in terms or conditions. No other changes were made to the current guidance on stock compensation. ASU 2017-09 is required to be applied on a prospective basis. The Company adopted ASU 2017-09 effective April 1, 2017. The adoption of this standard did not impact the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our inability to maintain good relationships with the original equipment manufacturers with whom we currently do significant business; (iv) lack of available or favorable financing options for our end-users, distributors or customers; (v) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel; (vii) the inability of our suppliers and original equipment manufacturer partners to meet our volume or quality requirements; (viii) inaccuracies in our estimates of future demand for our products; (ix) our inability to protect or continue to build our intellectual property portfolio; (x) the effects of laws and regulations and their interpretations on our business and financial condition; (xi) our inability to develop new products or improve upon existing products in response to end-user needs; (xii) losses due to lawsuits arising out of personal injuries associated with our products; (xiii) factors that could impact the future declaration and payment of dividends; (xiv) our inability to compete effectively against competition; and (xv) our inability to achieve the projected financial performance with the business of Henderson, which we acquired in 2014 , or the assets of Dejana, which we acquired in 2016, and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.    Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Because the Work Truck Solutions segment consists only of the assets of Dejana that were acquired on July 15, 2016, and the assets of Arrowhead that were acquired on May 1, 2017, results from periods prior to the acquisition of Dejana are solely attributable to the Work Truck Attachments segment and we therefore continue to report our results of operations from such periods on a consolidated basis. As a result, all references to results for the third quarter of 2016 for the Work Truck Solutions segment refer to the period from July 16, 2016 to September 30, 2016 following the Dejana acquisition. See Note 13 to the Consolidated Financial Statements for information concerning individual segment performance.

Overview

The following table sets forth, for the three and nine months ended September 30, 2017 and 2016, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2017 and 2016 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$125,339	$123,573	$336,958	$286,125
Cost of sales	89,284	86,929	238,683	193,829
Gross profit	36,055	36,644	98,275	92,296
Selling, general, and administrative expense	13,093	15,761	45,074	37,986
Intangibles amortization	2,997	4,395	8,532	7,847
Income from operations	19,965	16,488	44,669	46,463
Interest expense, net	(4,860)	(4,518)	(14,348)	(10,253)
Litigation proceeds	-	-	1,275	10,050
Other expense, net	(24)	(97)	(132)	(230)
Income before taxes	15,081	11,873	31,464	46,030
Income tax expense	5,754	4,571	10,668	17,122
Net income	$9,327	$7,302	$20,796	$28,908

The following table sets forth for the three and nine months ended September 30, 2017 and 2016, the percentage of certain items in our condensed consolidated statement of operations, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2%	70.3%	70.8%	67.7%
Gross profit	28.8%	29.7%	29.2%	32.3%
Selling, general, and administrative expense	10.4%	12.8%	13.4%	13.3%
Intangibles amortization	2.4%	3.6%	2.5%	2.7%
Income from operations	16.0%	13.3%	13.3%	16.3%
Interest expense, net	(3.9)%	(3.7)%	(4.3)%	(3.6)%
Litigation proceeds	-%	-%	0.4%	3.5%
Other expense, net	-%	-%	-%	(0.1)%
Income before taxes	12.1%	9.6%	9.4%	16.1%
Income tax expense	4.6%	3.7%	3.2%	6.0%
Net income	7.5%	5.9%	6.2%	10.1%

Net Sales

Net sales were $125.3 million for the three months ended September 30, 2017 compared to $123.6 million in the three months ended September 30, 2016, an increase of $1.7 million, or 1.4%. Net sales were $337.0 million for the nine months ended September 30, 2017 compared to $286.1 million in the nine months ended September 30, 2016, an increase of $50.9 million or 17.8%.   While net sales in the three month period ended September 30, 2017 were relatively flat compared to the same period last year, there were offsetting changes across our two reporting segments. Namely, net sales at our Work Truck Solutions segment increased $5.1 million, resulting from the segment generating net sales over the entire three month period in 2017, compared to the period following July 15, 2016, when the Work Truck Solutions segment was created following the acquisition of Dejana. Meanwhile, net sales at our Work Truck Attachments segment decreased $2.4 million due primarily to below average levels of snowfall in the snow season ending March 31, 2017. Net sales increased in the nine months ended September 30, 2017 due to the increase in net sales at our Work Truck Solutions segment of $69.7 million, resulting from the timing of the Dejana acquisition compared to the same period last year. Work Truck Attachments segment net sales decreased $15.8 million for the nine months ended September 30, 2017, due primarily to below average levels of snowfall in the snow season ending March 31, 2017.

Cost of Sales

Cost of sales was $89.3 million for the three months ended September 30, 2017 compared to $86.9 million for the three months ended September 30, 2016, an increase of $2.4 million, or 2.8%.  Cost of sales was $238.7 million for the nine months ended September 30, 2017 compared to $193.8 million for the nine months ended September 30, 2016, an increase of $44.9 million, or 23.2%.  The increase in cost of sales for both the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016 was driven by the addition of cost of sales attributable to the Work Truck Solutions segment that resulted from the Dejana acquisition as discussed above under “—Net Sales.”  The Company experienced higher cost of sales as a percentage of sales of 71.2% for the three month period ended September 30, 2017 compared to 70.3% for the three month period ended September 30, 2016. The Company experienced higher cost of sales as a percentage of sales of 70.8% for the nine month period ended September 30, 2017 compared to 67.7% for the nine month period ended September 30, 2016. For both the three and nine months ended September 30, 2017 cost of sales as percentage of net sales increased as a result of increasing marginal production costs at our Work Truck Attachments segment due to decreased volume. Also contributing to the increase is a lower margin channel mix in Work Truck Solutions.  As a percentage of sales, cost of sales are higher in our Work Truck Solutions segment than historically experienced by our Work Truck Attachments segment, also contributing to the increase. Additionally, the Company experienced favorable commodity pricing, namely steel, in the three and nine months ended September 30, 2016, while commodity prices returned to normal in the three and nine months ended September 30, 2017.

Gross Profit

Gross profit was $36.1 million for the three months ended September 30, 2017 compared to $36.6 million for the three months ended September 30, 2016, a decrease of $0.5 million, or 1.4%.  Gross profit was $98.3 million for the nine months ended September 30, 2017 compared to $92.3 million for the nine months ended September 30, 2016, an increase of $6.0 million, or 6.5%.  Gross profit increased for the nine month period due to increased sales as discussed above under “-Net Sales.”  As a percentage of net sales, gross profit decreased from 29.7% for the three months ended September 30, 2016 to 28.8% for the corresponding period in 2017.  As a percentage of net sales, gross profit decreased from 32.3% for the nine months ended September 30, 2016 to 29.2% for the corresponding period in 2017.  The reasons for the decrease in gross profit as a percentage of net sales are the same as those relating to the increase in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $16.1 million for the three months ended September 30, 2017, compared to $20.2 million for the three months ended September 30, 2016, a decrease of $4.1 million, or 20.3%.  Selling, general and administrative expenses, including intangibles amortization, were $53.6 million for the nine months ended September 30, 2017, compared to $45.8 million for the nine months ended September 30, 2016, an increase of $7.8 million, or 17.0%.  See the following summary of Selling, general and administrative expenses, including intangibles amortization by segment:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Selling, general, and administrative expense
Work Truck Attachments	$7,378	$8,005	$22,780	$23,047
Work Truck Solutions	2,997	2,934	11,309	2,934
Corporate & Eliminations	2,718	4,822	10,985	12,005
	$13,093	$15,761	$45,074	$37,986
Intangibles amortization
Work Truck Attachments	$1,726	$1,725	$5,178	$5,177
Work Truck Solutions	1,271	2,670	3,354	2,670
Corporate & Eliminations	-	-	-	-
	$2,997	$4,395	$8,532	$7,847
Selling, general, and administrative expense including intangibles amortization
Work Truck Attachments	$9,104	$9,730	$27,958	$28,224
Work Truck Solutions	4,268	5,604	14,663	5,604
Corporate & Eliminations	2,718	4,822	10,985	12,005
	$16,090	$20,156	$53,606	$45,833

The decrease in the three months ended September 30, 2017 was driven by a decrease in acquisition expenses of $1.9 million at Corporate, a decrease in intangible amortization expense at Work Truck Solutions of $1.7 million resulting from fully amortizing the order backlog acquired in the Dejana acquisition, and a decrease in discretionary spending due to low snowfall in the season ending March 31, 2017 at Work Truck Attachments. Additionally contributing to the decrease in the three months ended September 30, 2017 is $1.2 million in earnout reversal at Work Truck Solutions related to the Dejana acquisition. The increase in the nine months ended September 30, 2017 were driven by our Work Truck Solutions segment incurring $14.7 million of ongoing selling, general and administrative expenses in the period, compared to $5.6 million in the corresponding period in the prior year, due to the timing of the acquisition in the prior year.  Slightly offsetting the increase in the nine months ended September 30, 2017 was a decrease in discretionary spending due to low snowfall in the season ending March 31, 2017 at Work Truck Attachments, lower acquisition related expenses incurred at Corporate, and $1.2 million in earnout reversal at Work Truck Solutions related to the Dejana acquisition.

Income from operations

Income from operations was $20.0 million for the three months ended September 30, 2017 compared to $16.5 million for the three months ended September 30, 2016 an increase of $3.5 million, or 21.2%.  Income from operations was $44.7 million for the nine months ended September 30, 2017 compared to $46.5 million for the nine months ended September 30, 2016, a decrease of $1.8 million, or 3.9%.  Income from operations at our Work Truck Attachments segment was $52.2 million for the nine months ended September 30, 2017 compared to $62.6 million for the nine months ended September 30, 2016, a decrease of $10.4 million, or 16.6%.  Income from operations at our Work Truck Solutions segment was $5.1 million for the nine months ended September 30, 2017. The changes in income from operations for the three and nine months ended September 30, 2017 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “— Selling, General and Administrative Expense.”

Interest Expense

Interest expense was $4.9 million for the three months ended September 30, 2017, which was higher than the $4.5 million incurred in the same period in the prior year.  Interest expense was $14.3 million for the nine months ended September 30, 2017 which was higher than the $10.3 million incurred in the same period in the prior year.  The increase in interest expense for the three months ended September 30, 2017 was due to the payment of financing costs of $0.7 million to refinance the Term Loan Credit Agreement to decrease the interest rate margins that apply to the term loan facility, which was completed in August of 2017. The increase in interest expense for the nine months ended September 30, 2017 was due to the incremental $130.0 million in borrowings under the Company’s term loan used to finance the Dejana acquisition.  Additionally, the Company incurred $1.6 million of interest expense in the nine months ended September 30, 2017 related to the amendments to its Term Loan Credit Agreement to decrease the interest rate margins that apply to the term loan facility, which were completed in February 2017 and August 2017.

Litigation Proceeds

Litigation proceeds were $1.3 million for the nine months ended September 30, 2017 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Meyer Products, LLC.  There were no litigation proceeds in the three months ended September 30, 2017 or September 30, 2016.  Litigation proceeds were $10.0 million for the nine months ended September 30, 2016 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Buyers Products Company. Under the settlement agreement, the Company received a payment of $10.0 million.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate was 38.1% and 38.5% for the three months ended September 30, 2017 and 2016, respectively.  The Company’s effective tax rate was 33.9% and 37.2% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three months ended September 20, 2017 was relatively flat when compared to the same period in 2016. The effective tax rate for the nine months ended September

30, 2017 is lower than the corresponding period in 2016 due to the release of the reserve for uncertain tax positions and for excess stock compensation benefit recognized, slightly offset by changes in state deferred income tax rates in the nine months ended September 30, 2017.

Net Income

Net income for the three months ended September 30, 2017 was $9.3 million, compared to net income of $7.3 million for the corresponding period in 2016, an increase in net income of $2.0 million. Net income for the nine months ended September 30, 2017 was $20.8 million, compared to net income of $28.9 million for the corresponding period in 2016, a decrease in net income of $8.1 million.   The increase in net income for the three months ended September 30, 2017 and the decrease in net income in the nine months ended September 30, 2017 were driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “— Selling, General and Administrative Expense,” and “—Litigation Proceeds.”  As a percentage of net sales, net income was 7.5% for the three months ended September 30, 2017 compared to 5.9% for the three months ended September 30, 2016.  As a percentage of net sales, net income was 6.2% for the nine months ended September 30, 2017 compared to 10.1% for the nine months ended September 30, 2016.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2017 was $24.2 million compared to $25.1 million in the corresponding period in 2016, a decrease of $0.9 million.  Adjusted EBITDA for the nine months ended September 30, 2017 was $60.6 million compared to $64.0 million in the corresponding period in 2016, a decrease of $3.4 million.  For the three and nine month periods ended September 30, 2017, the decrease in Adjusted EBITDA is attributable to the factors described above under “— Net Sales” and “— Cost of Sales.”

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

As of September 30, 2017, we had $75.7 million of total liquidity, comprised of $1.5 million in cash and cash equivalents and borrowing availability of $74.2 million under our revolving credit facility, compared with total liquidity as of December 31, 2016 of approximately $108.3 million, comprised of approximately $18.6 million in cash and cash equivalents and borrowing availability of approximately $89.7 million under our revolving credit facility.  The decrease in our total liquidity from December 31, 2016 is primarily due to the seasonality of our business.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2017, December 31, 2016 and September 30, 2016.

	As of
	September 30,	December 31,	September 30,
	2017	2016	2016
Cash and cash equivalents	$1,482	$18,609	$303
Inventories	77,447	70,871	71,607

We had cash and cash equivalents of $1.5 million at September 30, 2017 compared to cash and cash equivalents of $18.6 million and $0.3 million at December 31, 2016 and September 30, 2016, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows (in thousands)	2017	2016	Change	Change

Net cash provided by (used in) operating activities	$(669)	$11,211	$(11,880)	(106.0)%
Net cash used in investing activities	(12,601)	(183,011)	170,410	(93.1)%
Net cash provided by (used in) financing activities	(3,857)	135,259	(139,116)	(102.9)%
Decrease in cash	$(17,127)	$(36,541)	$19,414	53.1%

Net cash provided by operating activities decreased $11.9 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017.  The decrease in cash provided by operating activities was due to unfavorable changes in working capital of $7.8 million and by a $4.1 million decrease in net income adjusted for reconciling items.  The largest unfavorable change in working capital was driven by the increase in cash used in income tax receivables and inventory. The increase in income tax receivables is a result of being less profitable in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.   Meanwhile the increase in cash used in inventory is a result of increased inventory at Work Truck Solutions. Also affecting net cash provided by operating activities is the decrease in net income attributable to litigation proceeds, where $10.0 million of litigation proceeds were included in income in the nine months ended September 30, 2016, compared to $1.3 million in the nine months ended September 30, 2017.

Net cash used in investing activities decreased $170.4 million for the nine months ended September 30, 2017, compared to the corresponding period in 2016.  This decrease was primarily due to the $175.9 million in cash payments that occurred in the nine months ended September 30, 2016 related to the acquisition of Dejana.  Slightly offsetting this decrease was the $7.4 million in cash payments that occurred in the nine months ended September 30, 2017 related to the acquisition of Arrowhead. Also contributing to the decrease was a $1.9 million decrease in capital expenditures in the nine months ended September 30, 2017 compared to the corresponding period in 2016, due to the Company reducing discretionary spending following the below average snowfall in the snow season ending March 31, 2017.

Net cash provided by financing activities decreased $139.1 million for the nine months ended September 30, 2017 as compared to the corresponding period in 2016. The decrease was primarily a result of the non-recurrence of $129.4 million in borrowings on long-term debt used to fund the Dejana acquisition in 2016. Additionally, the decrease is due to a $5.5 million earnout payment related to Dejana that occurred in the nine months ended September 30, 2017. Further, the decrease is due to a $3.0 million decrease in revolver borrowings for the nine months ended September 30, 2017 compared to the corresponding period in 2016 due to changes in working capital needs.

Free Cash Flow

Free cash flow for the three months ended September 30, 2017 was ($16.1) million compared to ($19.4) million in the corresponding period in 2016, a decrease in cash used of $3.3 million.  Cash used in operating activities decreased from ($17.1) million for the three months ended September 30, 2016 to ($14.0) million for the three months ended September 30, 2017, as discussed above under “Liquidity and Capital Resources.”  Free cash flow for the nine months ended September 30, 2017 was ($5.9) million compared to $4.1 million in the corresponding period in 2016, a decrease in cash provided of $10.0 million.  The decrease in free cash flow is primarily a result of lower cash provided by operating activities of $11.9 million, as discussed above under “Liquidity and Capital Resources.”  Meanwhile, acquisitions of property and equipment also decreased from $7.1 million for the nine months ended September 30, 2016 to $5.2 million for the nine months ended September 30, 2017.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
Net cash provided by (used in) operating activities	$(14,006)	$(17,079)	$(669)	$11,211
Acquisition of property and equipment	(2,070)	(2,290)	(5,216)	(7,084)
Free cash flow	$(16,076)	$(19,369)	$(5,885)	$4,127

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income	$9,327	$7,302	$20,796	$28,908

Interest expense, net	4,860	4,518	14,348	10,253
Income tax expense	5,754	4,571	10,668	17,122
Depreciation expense	1,806	1,617	5,283	4,370
Amortization	2,997	4,395	8,532	7,847
EBITDA	24,744	22,403	59,627	68,500

Stock-based compensation expense	642	522	2,750	2,258
Litigation proceeds	-	-	(1,275)	(10,050)
Purchase accounting (1)	(1,186)	(58)	(1,186)	74
Other charges (2)	(41)	2,221	728	3,239
Adjusted EBITDA	$24,159	$25,088	$60,644	$64,021

(1)

Reflects $1,186 in reversal of earnout compensation related to Dejana in the three and nine months ended September 30 2017. Reflects ($183) in earnout compensation benefit related to TrynEx in the three months ended September 30, 2016 and ($51) in earnout compensation benefit related to TrynEx in the nine months ended September 30, 2016. Reflects $125 in inventory step-up related to Dejana included in cost of sales in the three and nine months ended September 30, 2016.

(2)

Reflects expenses of ($41) and $2,221 for unrelated legal and consulting fees for the three months ended September 30, 2017 and September 30, 2016, respectively and expenses of $728 and $3,239 for unrelated legal and consulting fees for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Contractual Obligations

We amended our Term Loan Credit Agreement in August 2017 as included in Note 6 to the Unaudited Consolidated Financial Statement. There have been no other material changes to our contractual obligations in the three months ended September 30, 2017.

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

Interest Rate Risk

We are exposed to market risk primarily from changes in interest rates.  Our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk. A portion of our interest rate risk associated with our term loan is mitigated through an interest rate swap as discussed in Note 6 to the Condensed Consolidated Financial Statements above.  In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate based on our average daily availability under our revolving credit facility.

As of September 30, 2017, we had outstanding borrowings under our term loan of $311.5 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2017 by $0.7 million, $1.0 million and $1.4 million, respectively. We entered into three interest rate swap agreements with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  We may have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 4.25% (with a LIBOR floor of 1.0%).   As of September 30, 2017, we had outstanding borrowings under our revolving credit facility of $23.0 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2017 by $0.0 million, $0.0 million and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 8.5% and 10.3% for the three and nine months ended September 30, 2017, respectively, compared to 10.4% and 13.1% for the three and nine months ended September 30, 2016, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  In July 2016, the Company acquired substantially all of the assets of Dejana and we are in the process of implementing the Dejana internal control structure and may make changes as we integrate our controls and procedures.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2017, the Company sold no securities that were not registered under the Securities Act of 1933, as amended.

Dividend Payment Restrictions

The Company’s senior credit facilities include certain restrictions on its ability to pay dividends. The senior credit facilities also restrict the Company’s subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 6 to the consolidated financial statements.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description
2.1

Second Amendment, dated September 20, 2017, to the Asset Purchase Agreement, dated June 15, 2016 and amended on February 27, 2017, among Dejana Truck & Utility Equipment Company, LLC (formerly known as Acquisition Delta LLC), Peter Paul Dejana Family Trust 12/31/98, Peteco Kings Park Inc. (formerly known as Dejana Truck & Utility Equipment Company, Inc.) and Andrew Dejana, as appointed agent [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on September 26, 2017 (File No. 001-34728)].

3.1

Third Amended and Restated Bylaws of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on August 23, 2017 (File No. 001-34728)].

10.1

2017 Replacement Term Loan Amendment, dated as of August 17, 2017, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the banks and financial institutions party thereto [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on August 18, 2017 (File No. 001-34728)].

10.2

Employment Agreement between Sarah C. Lauber and Douglas Dynamics, LLC, effective August 28, 2017 [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on August 23, 2017 (File No. 001-347280].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2017, filed on November 7, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ SARAH LAUBER
Sarah Lauber
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: November 7, 2017