Form 10-K
period 2017-12-31
DOUGLAS DYNAMICS, INC
filed 2018-03-01
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchnage Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒.

At June 30, 2017, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $738 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 1, 2018, the Registrant had outstanding an aggregate of 22,590,897 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 1, 2018, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2017, are incorporated into Part III.

PART I

Forward Looking Statements

This Annual Report on Form 10‑K contains “forward‑looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward ‑ looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward‑looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward‑looking statements include, but are not limited to:

•	Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall;
•	A significant decline in economic conditions;
•	Our inability to maintain good relationships with our distributors;
•	Our inability to maintain good relationships with the original equipment manufacturers (“OEM”) which whom we currently do significant business;
•	Lack of available or favorable financing options for our end‑users, distributors or customers;
•	Increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors;
•	Increases in the price of fuel;
•	The inability of our suppliers to meet our volume or quality requirements;
•	Inaccuracies in our estimates of future demand for our products;
•	Our inability to protect or continue to build our intellectual property portfolio;
•	The effects of laws and regulations and their interpretations on our business and financial conditions;
•	Our inability to develop new products or improve upon existing products in response to end‑user needs;
•	Losses due to lawsuits arising out of personal injuries associated with our products;
•	Factors that could impact the future declaration and payment of dividends;
•	Our inability to compete effectively against our competition;
•	The impact on our financial statements and results of operations from U.S. tax reform; and
•

Our inability to achieve the projected financial performance with the business of Henderson Enterprises Group, Inc. (“Henderson”) which we acquired in 2014 or with the assets of Dejana Truck & Utility Equipment Company, Inc. (“Dejana”) which we acquired in 2016 and unexpected costs or liabilities related to such acquisitions.

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

Item 1.  Business

Overview

Home to the best-selling brands in the industry, Douglas Dynamics, Inc. (the “Company,” “we,” “us,” “our”) is North America's premier manufacturer and upfitter of commercial work truck attachments and equipment. For more than 65 years, the Company has been innovating products that enable end users to perform their jobs more efficiently and effectively, providing opportunities for businesses to increase profitability. Our commitment to continuous improvement enables us to consistently produce high quality products and drive shareholder value. The Douglas Dynamics portfolio of products and services is separated into two segments:  First, the Work Truck Attachments segment, which includes manufactured snow and ice control attachments sold under the FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands. Second, the Work Truck Solutions segment, which includes the upfit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands. The Work Truck Solutions segment was established as a result of the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Peter Paul Dejana Family Trust Dated 12/31/98 (such assets, “Dejana”) in July 2016.  For additional financial information regarding our reportable business segments, see Note 15 of the Notes to Consolidated Financial Statements of this report.

In our Work Truck Attachments segment, we offer a broad product line of snowplows and sand and salt spreaders for light and heavy duty trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. We also provide customized turnkey solutions to governmental agencies such as Departments of Transportation (“DOTs”) and municipalities.  For the years ended December 31, 2017, 2016 and 2015, 86%, 88% and 87% of our net sales in our Work Truck Attachments segment were generated from sales of snow and ice control equipment, respectively, and 14%, 12% and 13% of our net sales in our Work Truck Attachments segment were generated from sales of parts and accessories, respectively. While we measure sales of parts and accessories separately from snow and ice control equipment, they are integrated with one another and are not separable.

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

We believe that our Work Truck Attachments segment has the snow and ice control industry’s most extensive distribution network worldwide, which consists of over 2,000 points of sale.  Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry‑leading brands within our distribution network.  Since 2005, we have extended our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

Created as a result of our acquisition of Dejana, our Work Truck Solutions segment offers a complementary line of upfitting services and products. Our Work Truck Solutions products consist of truck and vehicle upfits where we attach component pieces of equipment, truck bodies, racking, and storage solutions with varying levels of complexity to a vehicle chassis and are typically used by end users for work related purposes. Our Work Truck

Solutions segment is a premier upfitter of Class 4 - 6 trucks and other commercial work vehicles. Additionally, we believe that our Work Truck Solutions segment is a leading specialized manufacturer of storage solutions for trucks and vans and cable pulling equipment for trucks. We believe we are a regional market leader in the truck and vehicle upfitting market.  We believe that our Work Truck Solutions business possesses significant customer relationships comprised of over 3,000 customers across the truck equipment industry.  We have longstanding relationships with many of our Work Truck Solutions customers. We continually seek to grow and strengthen our customer relationships by providing custom solutions to our customers’ evolving specialty upfit needs.  We are able to serve our Work Truck Solutions customers’ needs through our bailment and floor plan agreements with original equipment vehicle manufacturers who supply truck chassis, on which we perform custom upfits for our customers.

We believe we are the industry’s most operationally efficient manufacturer due to our vertical integration, highly variable cost structure and intense focus on lean manufacturing. We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations.  During the year ended December 31, 2017 we manufactured our products and upfitted vehicles in five facilities that we own in Milwaukee, Wisconsin; Rockland, Maine; Madison Heights, Michigan, Manchester, Iowa; and Huntley, Illinois. We also lease fifteen manufacturing and upfit facilities, located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island.  Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers, especially during times of sudden and unpredictable snowfall events when our customers need our products immediately.

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

While snowfall levels vary within a given year and from year‑to‑year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi‑year periods. The following chart depicts aggregate annual and ten‑year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2017. As the chart indicates, since 1984 aggregate snowfall levels in any given rolling ten‑year period have been fairly consistent, ranging from 2,782 to 3,345 inches.

Snowfall in Snowbelt States (inches)
(for October 1 through March 31)

5,000
4,000
3,000
2,000
1,000
-
'79
'81
'83
'85
'87
'89
'91
'93
'95
'97
'99
'01
'03
'05
'07
'09
'11
'13
'15
'17
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

Work Truck Solutions Segment.

Our Work Truck Solutions Segment primarily participates in the truck and vehicle upfitting industry in the United States.  This industry consists predominantly of domestic participants that upfit work trucks and vehicles. Specifically, there are regional market leaders that operate in close proximity to the original equipment vehicle manufacturers’ facilities and vehicle ports of entry. In addition to the regional market leaders, there exist smaller upfit businesses.  Our Work Truck Solutions segment competes against both the other regional market leaders and the smaller market participants.  The annual demand for upfit vehicles is subject to the general macro-economic environment trends.

We believe our Work Truck Solutions segment is a regional market leader in the Northeast and Mid-Atlantic regions of the United States.  We serve a variety of different customers that include dealers who typically sell to end users and to large national customers who purchase fleets of upfitted vehicles. We believe that approximately half of our revenues are derived from dealer customers, while approximately 40% of our revenues are fleet sales.  Our remaining sales are derived from over the counter sales of parts and accessories.

Long term growth in the truck and vehicle upfit market will depend on technological advances in the component products and advances in the original equipment manufacturer’s vehicles, as well customer demand for such products. Along with technological advancements, end users are demanding more specialized vehicles specifically related to their unique work related needs, which we expect will further increase demand.  Along with technological advancements, products become more complex in the marketplace, thus increasing the importance of the role of the truck upfitter in the value chain.

Our Competitive Strengths

We compete solely with other North American manufacturers and upfitters who do not benefit from our manufacturing efficiencies, depth and breadth of products, extensive distributor network and customer relationships. As the market leader in the industries we serve, we enjoy a set of competitive advantages versus smaller competitors, which allows us to generate robust cash flows in all market environments and to support continued investment in our products, distribution capabilities and brand regardless of annual volume fluctuations. We believe these advantages are rooted in the following competitive strengths and reinforces our industry leadership over time.

Exceptional Customer Loyalty and Brand Equity.  Our brands enjoy exceptional customer loyalty and brand equity in the snow and ice control equipment and truck upfitting industries with both end‑users and distributors, which have been developed through over 65 years of superior innovation, productivity, reliability and support, consistently delivered year after year. We believe past brand experience, rather than price, is the key factor impacting our brands.

Broadest and Most Innovative Product Offering in Work Truck Attachments. In our Work Truck Attachments segment, we provide the industry’s broadest product offering with a full range of snowplows, sand and salt spreaders and related parts and accessories. We believe we maintain the industry’s largest and most advanced in‑house new product development program, historically introducing several new and redesigned products each year. Our broad product offering and commitment to new product development is essential to maintaining and growing our leading market share position as well as continuing to increase the profitability of our business. Meanwhile at our Work Truck Solutions segment, each upfit is customized to the specific needs of our customers.

Extensive North American Distributor Network in Work Truck Attachments.  With over 2,000 points of sale at our Work Truck Attachments segment, we benefit from having what we believe to be the most extensive distributor network in the light truck and heavy duty snow and ice control equipment industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real‑time end‑user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

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

Strong Cash Flow Generation.  We are able to generate significant cash flow as a result of relatively consistent high profitability, low capital spending requirements and predictable timing of our working capital requirements. Our significant cash flow has allowed us to reinvest in our business, pay down long term debt, and pay substantial dividends to our stockholders.

Experienced Management Team.  We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the light truck and heavy duty snow and ice control equipment and truck upfitting industries. Our senior management team, consisting of six officers, has an average of approximately seventeen years of weather‑related industry experience and an average of over eleven years with our company. James Janik, our Chairman, President and Chief Executive Officer, has been with us for over 25 years and in his role as President and Chief Executive Officer since 2000, and through his strategic vision, we have been able to expand our distributor network and grow our market leading position.

Our Business Strategy

Our business strategy is to capitalize on our competitive strengths to maximize cash flow to pay dividends, reduce indebtedness and reinvest in our business to create stockholder value. We have also developed a management system called the Douglas Dynamics Management System (“DDMS”) that is intended to assist in value creation and enhanced customer service. The building blocks of our strategy are:

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

Distributor Network and Customer Optimization.  At our Work Truck Attachment segment, we will continually seek opportunities to continue to expand our extensive distribution network by adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry‑leading brands within our distribution network to ensure we maximize our ability to generate revenue while protecting our industry leading reputation, customer loyalty and brands. We will also focus on optimizing this network by providing in‑depth training, valuable distributor support and attractive promotional and incentive opportunities. As a result of these efforts, we believe a majority of our distributors choose to sell our products exclusively. We believe this sizable high quality network is unique in the industry, providing us with valuable insight into purchasing trends and customer preferences, and would be very difficult to replicate. At our Work Truck Solutions segment, we have well developed customer relationships resulting from being responsive to the needs of our customers.  We will seek opportunities to continue to expand our customer group by increasing throughput allowing us to grow our customer base and continuing to be responsive to our customers’ specialized upfit needs.

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

Our Growth Opportunities

Opportunistically Seek New Products and New Markets.  On July 15, 2016, we completed our acquisition of Dejana, which we believe significantly strengthens our position as a premier manufacturer and upfitter of vehicle attachments and equipment. Adding the Dejana business has diversified our revenue streams and reduced the influence of weather on the overall business going forward. On December 31, 2014, we completed our acquisition of Henderson, which gave us Henderson’s full line of product offerings and access to its network of dealers.  We plan to continue to evaluate other acquisition opportunities within our industry that can help us expand our distribution reach, enhance our technology and as a consequence improve the breadth and depth of our product lines. We also consider diversification opportunities in adjacent markets that complement our business model and could offer us the ability to leverage our core competencies to create stockholder value.

Increase Our Industry Leading Market Share. In our Work Truck Attachments segment, we plan to leverage our industry leading position, distribution network and new product innovation capabilities to capture market share in the North American snow and ice control equipment market, focusing our primary efforts on increasing penetration in those North American markets where we believe our overall market share is less than 50%, including the heavy duty truck market. We also plan to continue growing our presence in the snow and ice control equipment market outside of North America, particularly in Asia and Europe, which we believe could provide significant growth opportunities in the future.  At our Work Truck Solutions segment, we plan to leverage our regional market leading position and utilize our Douglas Dynamics Management System to further penetrate upfit markets and to grow our customer base.

Employees

As of December 31, 2017, we employed 1,664 employees on a full‑time basis.  None of our employees are represented by a union and we are not party to any collective bargaining agreements.

Financing Program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2017, 2016 and 2015, distributors financed purchases of $7.1 million, $7.6 million and $7.6 million through this financing program, respectively. At both December 31, 2017 and December 31, 2016, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2017 and 2016 was $3.4 million and $6.8 million, respectively. We were not required to repurchase repossessed inventory for the years ended December 31, 2017, 2016 and 2015.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 19 years of remaining life. Our patent applications date from 1998 through 2017.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 46 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 71 U.S. issued patents, 11 Canadian patents and 5 Chinese and 2 Mexican trademarks.

We rely upon a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. In the year ended December 31, 2017, we received a settlement resulting from an ongoing lawsuit with one of our competitors that had been previously ordered to stop using our intellectual property. Under the settlement agreement we received $1.3 million as part of defending our intellectual property. In the year ended December 31, 2016, we received a settlement resulting from an ongoing lawsuit with another competitor relating to our intellectual property. Under the settlement agreement we received $10.1 million as part of defending our intellectual property.   Our competitor has exhausted all appeals related to this matter and has paid us both awarded damages of $10.0 million and accrued interest of $0.1 million.

Raw Materials

During 2017, we experienced slightly less favorable commodity costs compared to the favorable prices paid for commodities in 2016. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2017, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

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

Our results of operations for our Work Truck Attachments segment and to a lesser extent our Work Truck Solutions segment depend primarily on the level, timing and location of snowfall. As a result, a decline in snowfall levels in multiple regions for an extended time could cause our results of operations to decline and adversely affect our ability to generate cash flow.

As a manufacturer through our Work Truck Attachments segment of snow and ice control equipment for both light and heavy duty trucks, and related parts and accessories, our sales depend primarily on the level, timing and location of snowfall in the regions in which we offer our products. In addition, a portion of the sales of our Work Truck Solutions segment are derived from truck upfits performed on snow and ice control equipment. A low level or lack of snowfall in any given year in any of the snow‑belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada) will likely cause sales of our Work Truck Attachments products and a portion of our Work Truck Solutions products to decline in such year as well as the subsequent year, which in turn may adversely affect our results of operations and ability to generate cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year‑to‑Year Variability.” A sustained period of reduced snowfall events in one or more of the geographic regions in which we offer our products could cause our results of operations to decline and adversely affect our ability to generate cash flow.

The year‑to‑year variability of our Work Truck Attachments segment can cause our results of operations and financial condition to be materially different from year‑to‑year and the seasonality of our Work Truck Attachments segment can cause our results of operations and financial condition to be materially different from quarter‑to‑quarter.

Because our Work Truck Attachments segment depends on the level, timing and location of snowfall, our results of operations vary from year‑to‑year. Additionally, because the annual snow season typically only runs from October 1 through March 31, our distributors typically purchase our Work Truck Attachments products during the second and third quarters. As a result, we operate in a seasonal business. We not only experience seasonality in our sales, but also experience seasonality in our working capital needs. Consequently, our results of operations and financial condition of our Work Truck Attachments segment can vary from year‑to‑year, as well as from quarter‑to‑quarter, which could affect our ability to generate cash flow. If we are unable to effectively manage the seasonality and year‑to‑year variability of our Work Truck Attachments segment, our results of operations, financial condition and ability to generate cash flow may be adversely affected.

If economic conditions in the United States deteriorate, or if spending by governmental agencies is limited or reduced, our results of operations, financial condition and ability to generate cash flow may be adversely affected.

Historically, demand for snow and ice control equipment for light and heavy duty trucks as well as upfitted vehicles has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow‑belt regions in North America. Although economic conditions and spending by governmental agencies have improved from 2011 through 2017, this trend may not continue in the foreseeable future. Weakened economic conditions and limited or reduced government spending may cause both our Work Truck Attachments and Work Truck Solutions end‑users to delay purchases of replacement snow and ice control equipment and upfit vehicles and instead repair their existing equipment and vehicles, leading to a decrease in our sales of new equipment and upfitted vehicles. Specific to our Work Truck Attachments segment, weakened economic conditions and limited or reduced governmental spending may also cause our end‑users to delay their purchases of new light and heavy duty trucks. Because our end‑users tend to purchase new snow and ice control equipment concurrent with their purchase of new light or heavy duty trucks, their delay in purchasing new light or heavy duty trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions or limited or reduced government spending may negatively affect our results of operations, financial condition and ability to generate cash flow.

Weakened economic conditions or limited or reduced government spending may also cause both our Work Truck Attachments and Work Truck Solutions end‑users to consider price more carefully in selecting new snow and ice control equipment and upfit vehicles, respectively. Historically, considerations of quality and service have outweighed considerations of price, but in a weak economy, or an environment of constrained government spending, price may become a more important factor. Any refocus away from quality in favor of cheaper equipment could cause end‑users to shift away from our products to less expensive competitor products, or to shift away from our more profitable products to our less profitable products, which in turn would adversely affect our results of operations and our ability to generate cash flow.

Our failure to maintain good relationships with our customers and distributors, the loss or consolidation of our distributor base or the actions or inactions of our distributors could have an adverse effect on our results of operations and our ability to generate cash flow.

We depend on a network of truck equipment distributors to sell, install and service our products and upfitted vehicles. Nearly all of these sales and service relationships are at will, so almost all of our distributors could discontinue the sale and service of our products and upfitted vehicles at any time, and those distributors that primarily sell our products and upfitted vehicles may choose to sell competing products or vehicles at any time. Further, difficult economic or other circumstances could cause any of our distributors to discontinue their businesses. Moreover, if our distributor base were to consolidate or if any of our distributors were to discontinue their business, competition for the business of fewer distributors would intensify. If we do not maintain good relationships with our distributors and customers, or if we do not provide product or upfit offerings and pricing that meet the needs of our distributors and customers, we could lose a substantial amount of our distributor and customer base. A loss of a substantial portion of our distributor and customer base could cause our sales to decline significantly, which would have an adverse effect on our results of operations and ability to generate cash flow.

In addition, our distributors may not provide timely or adequate service to our end‑users. If this occurs, our brand identity and reputation may be damaged, which would have an adverse effect on our results of operations and ability to generate cash flow.

Lack of available financing options for our end‑users or distributors may adversely affect our sales volumes.

Our end‑user base in our Work Truck Attachments segment is highly concentrated among professional snowplowers, who comprise over 50% of our end‑users, many of whom are individual landscapers who remove snow during the winter and landscape during the rest of the year, rather than large, well‑capitalized corporations. These end‑users often depend upon credit to purchase our Work Truck Attachments products. If credit is unavailable on favorable terms or at all, these end‑users may not be able to purchase our Work Truck Attachments products from our distributors, which would in turn reduce sales and adversely affect our results of operations and ability to generate cash flow.

In addition, because our distributors, like our end‑users, rely on credit to purchase our products, if our distributors are not able to obtain credit, or access credit on favorable terms, we may experience delays in payment or nonpayment for delivered products. Further, if our distributors are unable to obtain credit or access credit on favorable terms, they could experience financial difficulties or bankruptcy and cease purchases of our products altogether. Thus, if financing is unavailable on favorable terms or at all, our results of operations and ability to generate cash flow would be adversely affected.

The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline.

Steel is a significant raw material used to manufacture our products. During 2017, 2016 and 2015, our steel purchases were approximately 10%, 12% and 15% of our revenue, respectively. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Steel prices are volatile and may increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions remain weak and our distributors and end‑users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

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

We depend on outside suppliers and original equipment manufacturers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off‑shore sources. We also have OEM partners that supply truck chassis used in our truck upfitting operations across both segments. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. In addition, as was the case in 2017, an OEM may encounter difficulties and may be unable to deliver truck chassis according to our production needs, which resulted in a deferral of sales from 2017 to future periods. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products, components or truck chassis from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end‑user sales, which could have an adverse effect on our business and financial condition.

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

Our patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 19 years of remaining life. Our patent applications date from 1998 through 2017.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 46 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®,  BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 71 U.S. issued patents, 11 Canadian patents and 5 Chinese and 2 Mexican trademarks.  Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

If we are unable to develop new products or improve upon our existing products on a timely basis, it could have an adverse effect on our business and financial condition.

We believe that our future success depends, in part, on our ability to develop on a timely basis new technologically advanced products or improve upon our existing products in innovative ways that meet or exceed our competitors’ product and upfit offerings. Continuous product innovation ensures that our consumers have access to the latest products and features when they consider buying snow and ice control equipment and truck upfits. Maintaining our market position will require us to continue to invest in research and development and sales and marketing. Product development requires significant financial, technological and other resources. We may be unsuccessful in making the technological advances necessary to develop new products or improve our existing products to maintain our market position. Industry standards, end‑user expectations or other products may emerge that could render one or more of our products less desirable or obsolete. If any of these events occur, it could cause decreases in sales, a failure to realize premium pricing and an adverse effect on our business and financial condition.

We face competition from other companies in our industry, and if we are unable to compete effectively with these companies, it could have an adverse effect on our sales and profitability. Price competition among our distributors and customers could negatively affect our market share.

In our Work Truck Attachments segment, we primarily compete with regional manufacturers of snow and ice control equipment for light and heavy duty trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. Additionally, in our Work Truck Solutions segment, we compete with other market leaders in the truck upfit industry. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for light trucks are The Toro Company (the manufacturer of the Boss brand of snow and ice control equipment) and Meyer Products LLC, and accordingly represent our primary competitors for light truck market share for our Work Truck Attachments segment.   Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for heavy trucks are Monroe and Viking, and accordingly represent our primary competitors for heavy truck market share for our Work Truck Attachments segment.  Management believes that, other regional market leaders in the truck upfitting industry are Knapheide, Reading, Palfleet and Autotruck, and accordingly represent our primary competitors for market share for our Work Truck Solutions segment.

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

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2017, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non‑compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

Financial market conditions could have a negative impact on the return on plan assets for our pension plans, which may require additional funding and negatively impact our cash flows.

Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Despite modest recent market recoveries, the funding status of our pension plans remain impacted by the financial market downturn over the last several years, which had severely impacted the funded status of our pension plans. As of December 31, 2017, our pension plans were underfunded by approximately $9.8 million. In 2017, contributions to our defined benefit pension plans were approximately $1.7 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

The statements regarding our industry, market positions and market share in this filing are based on our management’s estimates and assumptions. While we believe such statements are reasonable, such statements have not been independently verified.

Information contained in this Annual Report on Form 10‑K concerning the snow and ice control equipment and truck upfitting industries, our general expectations concerning these industries and our market positions and other market share data regarding the industries are based on estimates our management prepared using end‑user surveys, anecdotal data from our distributors and distributors that carry our competitors’ products, our results of operations and management’s past experience, and on assumptions made, based on our management’s knowledge of this industry, all of which we believe to be reasonable. These estimates and assumptions are inherently subject to uncertainties, especially given the year‑to‑year variability of snowfall and the difficulty of obtaining precise information about our competitors, and may prove to be inaccurate. In addition, we have not independently verified the information from any third‑party source and thus cannot guarantee its accuracy or completeness, although management also believes such information to be reasonable. Our actual operating results may vary significantly if our estimates and outlook concerning the industry, snowfall patterns, our market positions or our market shares turn out to be incorrect.

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

Our continued success depends on the retention, recruitment and continued contributions of key management, finance, sales and marketing personnel, some of whom could be difficult to replace. Our success is largely dependent upon our senior management team, led by our Chief Executive Officer, our Chief Operating Officer and other key managers. The loss of any one or more of such persons could have an adverse effect on our business and financial condition.

Our indebtedness could adversely affect our operations, including our ability to perform our obligations and generate cash flow.

As of December 31, 2017, we had approximately $312.4 million of senior secured indebtedness, no outstanding borrowings under our revolving credit facility and $99.5 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

If any of these consequences occur, our financial condition, results of operations and ability to generate cash flow could be adversely affected. This, in turn, could negatively affect the market price of our common stock, and we may need to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all.

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

If we fail to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to successfully integrate acquired businesses into our internal controls processes and procedures, it could have a material adverse effect on our business or stock price.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation. We expect that our internal control over financial reporting will continue to evolve as our business develops. If and when we acquire new businesses, we will be required to integrate those acquired businesses into our consolidated internal controls processes and procedures and determine whether our consolidated internal control environment is effective. If we acquire businesses that are private companies at the time of acquisition and which are not previously subject to the Sarbanes-Oxley Act of 2002 or other similar regulations requiring effective internal controls over financial reporting, it may be more likely that we identify deficiencies or material weaknesses in the internal controls of such acquired businesses.

Although we are committed to continue to improve our internal control processes and we will continue to diligently review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, our control system can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future material weaknesses or significant deficiencies will not occur. Material weaknesses or significant deficiencies could result in misstatements of our results of operations, restatements of our consolidated financial statements, a decline in our stock price, or other material adverse effects on our business.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our significant facilities are listed below by location, ownership, and function as of December 31, 2017 are as follows:

Location	Ownership	Products / Use
Milwaukee, Wisconsin	Owned	Corporate headquarters, Work Truck Attachments
Albany, New York	Leased	Work Truck Solutions
Baltimore, Maryland (1)	Leased	Work Truck Solutions
Bucyrus, Ohio	Leased	Work Truck Attachments
Chalfont, Pennsylvania	Leased	Work Truck Solutions
Cinnaminson, New Jersey	Leased	Work Truck Solutions
Fulton, Missouri	Leased	Work Truck Attachments
Huntington, New York	Leased	Work Truck Solutions
Huntley, Illinois	Owned	Work Truck Attachments
Kansas City, Missouri	Leased	Work Truck Solutions
Kenvil, New Jersey	Leased	Work Truck Attachments
Kings Park, New York	Leased	Work Truck Solutions
Madison Heights, Michigan	Owned	Work Truck Attachments
Manchester, Iowa	Owned	Work Truck Attachments
Manchester, Iowa	Leased	Work Truck Attachments
Queensbury, New York	Leased	Work Truck Solutions
Rockland, Maine	Owned	Work Truck Attachments
Smithfield, Rhode Island	Leased	Work Truck Solutions
Watertown, New York	Leased	Work Truck Attachments
China	Leased	Sourcing Office

(1) – Two facilities.

Item 3.  Legal Proceedings

In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental‑related claims or legal matters.  We had litigation proceeds of $1.3 million in the year ended December 31, 2017 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Meyer Products, LLC.  We had litigation proceeds of $10.1 million in the year ended December 31, 2016 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Buyers Products Company.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers as of December 31, 2017 were as follows:

Name	Age	Position
James Janik	61	Chairman, President and Chief Executive Officer
Robert McCormick	57	Chief Operating Officer
Sarah Lauber	46	Chief Financial Officer & Secretary
Keith Hagelin	57	President, Commercial Snow & Ice
Mark Adamson	59	Executive Vice President, Commercial Snow & Ice
Jonathon Sievert	42	President, Municipal Snow & Ice

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

Robert McCormick has been serving as our Chief Operating Officer since August 2017.  Mr. McCormick served as our Executive Vice President and Chief Financial Officer from September 2004 through August 2017, as our Secretary from May 2005 through August 2017, as our Assistant Secretary from September 2004 to May 2005 and as our Treasurer from September 2004 through December 2010. Prior to joining us, Mr. McCormick served as President and Chief Executive Officer of Xymox Technology Inc. from 2001 to 2004. Prior to that, Mr. McCormick served in various capacities in the Newell Rubbermaid Corporation, including President from 2000 to 2001 and Vice President Group Controller from 1997 to 2000. While Mr. McCormick served as President, he was responsible for Newell’s Mirro / Wearever Cookware, and as Vice President Group Controller, he was responsible for worldwide strategic and financial responsibilities for 12 company divisions with sales of over two billion dollars.

Sarah Lauber has been serving as our Chief Financial Officer and Secretary since August 2017.  Prior to joining us, Ms. Lauber served as Senior Vice President and Chief Financial Officer of Jason Industries, Inc. since January 2016 and as Jason Industries’ Chief Financial Officer since 2015. Prior to joining Jason Industries, Ms. Lauber served as Senior Vice President, Financial Planning and Analysis at Regal Beloit Corporation from 2011 until 2015. Ms. Lauber previously was employed by A.O. Smith Corporation’s Electrical Products Company (“EPC”) from 2002 until 2011 and held various roles, the latest of which was Chief Financial Officer from 2006 until EPC was acquired by Regal Beloit in 2011.

Keith Hagelin has been serving as our President, Commercial Snow & Ice since June 2017. Prior to this role, he served as our Senior Vice President, Operations since September 2013 and our Vice President, Operations since 2009, having previously spent 14 years in progressive roles with us, including Plant Manager and General Manager—Rockland and most recently Vice President of Manufacturing from 2007 to 2009. Prior to joining Douglas, he spent 13 years at Raytheon Corporation in various manufacturing, production and new product development roles.

Mark Adamson has been serving as our Executive Vice President Commercial Snow & Ice since June, 2017.  Prior to becoming our Executive Vice President, Commercial Snow & Ice, he had served as our Senior Vice President, Sales and Marketing from 2013 through June 2017 and as our Vice President, Sales and Marketing from 2007 through 2013. Prior to joining us, Mr. Adamson held numerous senior level management positions with industry leaders in the grounds care industry, including John Deere Company from 1980 to 2002 and Gehl Corporation from 2002 to 2007. From 2003 to 2005, he was the Manager, Regional Sales & Distribution of Gehl Company, directing the sales and marketing activities of certain sales field managers in the northeastern United States responsible for Gehl product sales and rental, and from 2005 to 2007, he was the Director, Training and Customer Support, where he directed the aftermarket and training activities of five departments and thirty‑two individuals responsible for Gehl and Mustang products worldwide. From 1980 to 2002, Mr. Adamson held several senior level management positions with John Deere Company.

Jonathon Sievert has been serving as our President, Municipal Snow & Ice, since March, 2017. Prior to his role as President, Municipal Snow & Ice, Mr. Sievert served as our Senior Vice President, Operations, Municipal Snow & Ice, since July 2015. Mr. Sievert served as our Director, Operational Excellence, Douglas Dynamics from October 2012 through July 2015 and Business Unit Manager, Commercial Snow & Ice from January 2009 through October 2012. During the prior 10 years, Mr. Sievert served as Director of Operations for Cole Manufacturing Inc.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any of our directors or executive officers.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock has been traded on the New York Stock Exchange since the second quarter of 2010 under the symbol “PLOW.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History for each quarter in 2017 and 2016.

	2017			2016
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends
Fourth Quarter	$42.60	$36.45	$0.24	$34.75	$25.23	$0.24
Third Quarter	40.15	30.23	0.24	32.80	24.05	0.24
Second Quarter	33.60	28.55	0.24	25.74	20.00	0.24
First Quarter	35.90	28.55	0.24	23.38	16.89	0.24

At March 1, 2018, there were 62 registered record holders of our Common Stock.

In accordance with the Company’s dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. In the first quarter of 2016, the Company increased its annual implied dividend from $0.89 to $0.94 per share and both declared and paid a dividend of $0.2350 per share.   In the second, third and fourth quarters of 2016, the Company both declared and paid a dividend of $0.2350 per share. In the first quarter of 2017, the Company increased its annual implied dividend from $0.94 to $0.96 per share and both declared and paid a dividend of $0.24 per share.   In the second, third and fourth quarters of 2017, the Company both declared and paid a dividend of $0.24 per share.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to the Company. The terms of the Company’s revolving credit facility specifically restrict the Company from paying dividends if a minimum availability under the revolving credit facility, the greater of $15.0 million and 15% of the aggregate revolving commitments at the time of determination, is not maintained. Additionally, both senior credit facilities restrict the Company from paying dividends above certain levels not to exceed $6.5 million or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2013 and December 31, 2017, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2013 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
Dollars
1/1/2013
3/1/2013
5/1/2013
7/1/2013
9/1/2013
11/1/2013
1/1/2014
3/1/2014
5/1/2014
7/1/2014
9/1/2014
11/1/2014
1/1/2015
3/1/2015
5/1/2015
7/1/2015
9/1/2015
11/1/2015
1/1/2016
3/1/2016
5/1/2016
7/1/2016
9/1/2016
11/1/2016
1/1/2017
3/1/2017
5/1/2017
7/1/2017
9/1/2017
11/1/2017
Douglas Dynamics, Inc.
Dow Jones Industrial Average
Russell 2000

We did not sell any equity securities during 2017 in offerings that were not registered under the Securities Act.

Item 6.  Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2016 and 2017 and for the years ended December 31, 2015, 2016 and 2017 are derived from our audited consolidated financial statements.

The selected historical consolidated financial data as of December 2013, 2014 and 2015 and for the years ended December 31, 2013 and 2014 is derived from our historical financial statements not included in this Annual Report on Form 10‑K.

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	As of December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$19,864	$24,195	$36,844	$18,609	$36,875
Total current assets (b)	94,149	135,517	163,089	176,435	198,113
Total assets (a) (b)	357,900	470,954	497,012	666,173	685,176
Total current liabilities	36,098	45,694	41,733	51,392	80,783
Total debt	123,994	188,100	186,472	313,588	310,830
Total liabilities (a) (b)	202,579	297,665	296,516	445,710	428,498
Total shareholders' equity	155,321	173,289	200,496	220,463	256,678

(a)

Certain reclassifications have been made to the prior period financial statements to conform to the 2017 presentation. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU No. 2015-03 during the quarter ended March 31, 2016 and applied it retrospectively. The adoption resulted in the reclassification of debt issuance costs from Deferred Financing Costs to Long-term Debt on the balance sheet of $2,337 as of December 31, 2015, $2,485 as of December 31, 2014, and $2,216 as of December 31, 2013. The presentation in the table above has been updated to conform with the current year presentation.

(b)

As discussed in Note 1 to the Consolidated Financial Statements, certain reclassifications have been made to the prior period financial statements to conform to the 2017 presentation. In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  The Company adopted ASU No. 2015-17 during the quarter ended March 31, 2017 and applied it retrospectively. The adoption resulted in the reclassification of Deferred income taxes as included in Current assets to Deferred income taxes as included in Liabilities and shareholders’ equity on the balance sheet of $5,726 for December 31, 2016, $6,154 for December 31, 2015, $7,004 for December 31, 2014 and $4,223 for December 31, 2013. The presentation in the table above has been updated to conform with the current year presentation.

	For the year ended December 31, (1)
	2013	2014	2015	2016	2017
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Total sales	$194,320	$303,511	$400,408	$416,268	$474,927
Gross profit	65,650	116,326	132,863	133,974	143,086
Income from operations	27,506	72,217	77,351	69,118	70,091
Income tax expense (benefit)	7,378	22,036	22,087	24,687	(2,409)
Net income	11,639	39,961	44,176	39,009	55,324
Net income per basic share	$0.52	$1.78	$1.95	$1.71	$2.42
Net income per diluted share	$0.51	$1.77	$1.94	$1.70	$2.40
Cash dividends paid per common share	$0.84	$0.87	$0.89	$0.94	$0.96

(1)	Amounts include the results of operations of Henderson, which we acquired in 2014, and Dejana, which we acquired in 2016.

	For the year ended December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Other Data
Adjusted EBITDA	$44,569	$87,932	$96,536	$91,447	$90,927
Capital expenditures	$2,775	$5,254	$10,009	$9,830	$8,380

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2015, 2016 and 2017 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward‑looking statements contained in this Annual Report on Form 10‑K.

Results of Operations

Operating Segments

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

Work Truck Solutions.  The Work Truck Solutions segment, which was created as a result of the Dejana acquisition, includes the premier truck upfit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands.

Because the Work Truck Solutions segment consists only of the assets of Dejana that were acquired during the year ended December 31, 2016, all results from periods prior to the acquisition were solely attributable to the Work Truck Attachments segment and the Company therefore continues to report its results of operations from such periods on a consolidated basis. See Note 15 to the Consolidated Financial Statements for information concerning individual segment performance for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

Overview

Although we diversified and expanded our portfolio with the acquisition of Dejana during the year ended December 31, 2016, snowfall is still the primary factor in evaluating our business results due to its significant impact on the results of operations of our Work Truck Attachments segment and a portion of our Work Truck Solutions segment. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow‑belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2017. During this period, snowfall averaged 3,036 inches, with the low in such period being 1,794 inches and the high being 4,502 inches.

During the six‑month snow season ended March 31, 2017, snowfall was 2,872 inches, which was 5.4% lower than average. During the six‑month snow season ended March 31, 2016, we experienced snowfall that was 25.8% lower than average.  During the six-month snow season ended March 31, 2015, we experienced snowfall that was 17.3% higher than average.  We believe the lower than average snowfall in the year ended December 31, 2017  was the largest driver that negatively impacted our business in 2017. Additionally, in 2017, we encountered chassis availability issues with certain of our OEM partners, which also negatively impacted our business in 2017.  We believe other factors had a positive impact, including positively trending light truck sales in 2017,  the continued successful integration of Dejana and the continued successful integration of Henderson.

The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2015, 2016 and 2017 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10‑K.

	For the year ended December 31,
	2015	2016	2017
	(in thousands)

Net sales	$400,408	$416,268	$474,927
Cost of sales	267,545	282,294	331,841
Gross profit	132,863	133,974	143,086
Selling, general, and administrative expense	48,150	54,260	61,594
Intangibles amortization	7,362	10,596	11,401
Income from operations	77,351	69,118	70,091
Interest expense, net	(10,895)	(15,195)	(18,336)
Litigation proceeds	-	10,050	1,275
Other expense, net	(193)	(277)	(115)
Income before taxes	66,263	63,696	52,915
Income tax expense (benefit)	22,087	24,687	(2,409)
Net income	$44,176	$39,009	$55,324

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2015	2016	2017

Net sales	100.0%	100.0%	100.0%
Cost of sales	66.8%	67.8%	69.9%
Gross profit	33.2%	32.2%	30.1%
Selling, general, and administrative expense	12.0%	13.0%	13.0%
Intangibles amortization	1.9%	2.5%	2.4%
Income from operations	19.3%	16.7%	14.7%
Interest expense, net	(2.7%)	(3.7%)	(3.9%)
Litigation proceeds	0.0%	2.4%	0.3%
Other expense, net	(0.1%)	(0.1%)	(0.0%)
Income before taxes	16.5%	15.3%	11.1%
Income tax expense (benefit)	5.5%	5.9%	(0.5)%
Net income	11.0%	9.4%	11.6%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Sales.    Net sales were $474.9 million for the year ended December 31, 2017 compared to $416.3 million in 2016, an increase of $58.6 million, or 14.1%. Net sales increased for the year ended December 31, 2017 due to a full year of sales for the Work Truck Solutions segment in 2017 of $137.8 million, compared to a partial year in 2016 of $65.0 million as a result of the Dejana acquisition. This increase was partially offset by a decrease in  Work Truck Attachments net sales of $10.1 million for the year ended December 31, 2017, due primarily to below average levels of snowfall in the snow season ended March 31, 2017.  Additionally, sales for the year ended December 31, 2017 were negatively impacted by chassis supply availability issues in both segments and by dealer softness in Work Truck Solutions.

Cost of Sales.  Cost of sales was $331.8 million for the year ended December 31, 2017 compared to $282.3 million in 2016, an increase of $49.5 million, or 17.5%. Cost of sales as a percentage of net sales increased from 67.8% for the year ended December 31, 2016 to 69.9% for the year ended December 31, 2017. The increase in cost of sales in the year ended December 31, 2017 when compared to the year ended December 31, 2016 was driven by the inclusion of a full year of cost of sales attributable to the Work Truck Solutions segment in 2017 of $108.3 million compared to a partial year in 2016 of $51.0 million. The increase in cost of sales as a percentage of sales were primarily due to higher cost of sales as a percentage of sales for Work Truck Solutions products, in addition to a lower margin channel mix for the segment.   The increase was also a result of increasing marginal production costs due to decreased volume for the Work Truck Attachment segment.

Gross Profit.  Gross profit was $143.1 million for the year ended December 31, 2017 compared to $134.0 million in 2016, an increase of $9.1 million, or 6.8%, due to the increase in net sales described above under “—Net Sales” and “—Cost of Sales.” As a percentage of net sales, gross profit decreased from 32.2% for the year ended December 31, 2016 to 30.1% for the corresponding period in 2017, as a result of the factors discussed above under “—Net Sales” and “—Cost of Sales.”

Selling, General and Administrative Expense.  Selling, general and administrative expenses, including intangible asset amortization, were $73.0 million for the year ended December 31, 2017 compared to $64.9 million for the year ended December 31, 2016, an increase of $8.1 million, or 12.5%.  The increase compared to the year ended December 31, 2016 was primarily due to the inclusion of full year of selling, general and administrative expenses attributable to the Work Truck Solutions segment in 2017 of $19.6 million, compared to a partial year in 2016 of $11.0 million. Intangible amortization expense increased $0.8 million due to the inclusion of a full year of the additional intangible assets recognized as a result of the Dejana acquisition in 2017. Slightly offsetting these increases were decreases in earnout expense of $1.8 million driven by Dejana not meeting performance goals in 2017. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, decreased from 15.5% for the year ended December 31, 2016 to 15.4% for the corresponding period in 2017 due to the factors noted above.

Interest Expense. Interest expense was $18.3 million for the year ended December 31, 2017 compared to $15.2 million in the corresponding period in 2016. The increase in interest expense for the year ended December 31, 2017 was due to the incremental $130.0 million in borrowings under the Company’s term loan used to finance the Dejana acquisition.  Additionally, the Company incurred $1.6 million of financing costs that were expensed in the year ended December 31, 2017 related to the amendments to its Term Loan Credit Agreement to decrease the interest rate margins that apply to the term loan facility, which were completed in February 2017 and August 2017.

Litigation Proceeds. Litigation proceeds were $1.3 million year ended December 31, 2017 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Meyer Products, LLC.  Litigation proceeds were $10.1 million year ended December 31, 2016 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Buyers Products Company.  Under the settlement agreement, the Company received a non-recurring payment of $10.1 million.

Income Tax Expense (Benefit). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting the deferred taxes is the difference between book and tax amortization of goodwill and other intangible amortization. Our effective combined federal and state tax rate for 2017 was (4.55%) compared to 38.8% for 2016. The effective tax rate for the year ended December 31, 2017 is significantly lower than 2016 primarily due to the revaluation of the deferred tax assets and liabilities in 2017 resulting from the passage of the Tax Cuts and Jobs Act (“The Act”)  as discussed further below. Excluding The Act, our effective tax rate would have been 37.9% for the full year 2017. The effective rate for the full year of 2017 was lower than 2016 due to excess stock compensation benefit recognized in 2017.

On December 22, 2017, the President of the United States signed into law The Act, amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, The Act reduces the corporate federal tax rate from a maximum of 35.0 percent to a flat 21.0 percent rate and transitions from a worldwide tax system to a territorial tax system. The Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, and a deduction for foreign-derived intangible income (FDII). Over the long term, the Company generally expects to benefit from the lower statutory rates provided by the Act and is currently assessing all other aspects relevant to the Company, most of which do not apply until 2018. The only material item that impacts the Company for 2017 is the reduction in the deferred tax rate.

As a result of the reduction in the U.S. corporate income tax rate from 35.0 percent to 21.0 percent under the Act, the Company has recorded a provisional reduction to its net deferred tax liability of $22.5 million, and a corresponding decrease to income tax expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of The Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of The Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Net Income.  Net income for the year ended December 31, 2017 was $55.3 million compared to net income of $39.0 million for 2016, an increase of $16.3 million. This increase was driven by the factors described above, the main driver being changes resulting from The Act.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales.    Net sales were $416.3 million for the year ended December 31, 2016 compared to $400.4 million in 2015, an increase of $15.9 million, or 4.0%. Net sales increased for the year ended December 31, 2016 due to the addition of $65.0 million in sales attributable to the Work Truck Solutions segment that resulted from the Dejana acquisition.  Work Truck Attachments segment net sales decreased $39.3 million for the year ended December 31, 2016, due primarily to below average levels of snowfall in the snow season ended March 31, 2016.   These impacts were offset by ongoing growth in demand for Henderson products and services.  Finally, of the $9.9 million in shipments from the Work Truck Attachments segment to the Work Truck Solutions segment following the Dejana acquisition, which was in line with historical trends, only $4.9 million was recognized as revenue when sold to end users by Work Truck Solutions.  The remaining $5.0 million was still in Work Truck Solutions inventory at year ended December 31, 2016 and is expected to be shipped and recorded as revenue in the first quarter of 2017.  All future shipments from the Work Truck Attachments segment to Work Truck Solutions will similarly not be recognized as revenue until they are sold to customers of Work Truck Solutions.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates used in the determination of liabilities related to pension obligations, impairment assessment of goodwill, as well as estimates used in the determination of liabilities related to taxation.

We believe the following are the critical accounting policies that affect our financial condition and results of operations.

Defined Benefit Pension Obligation

As discussed in Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K, the pension benefit obligation and related pension expense or income of our pension plans are calculated in accordance with Accounting Standards Codification (“ASC”) 715‑30, Defined Benefit Plans‑Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for 2017 used a discount rate of 4.2% for both our hourly and salary pension plans and an expected long‑term rate of return on plan assets of 6.5%. Meanwhile, actuarial valuations for 2016 used a discount rate of 4.5% for both our hourly and salary pension plans and an expected long‑term rate of return on plan assets of 7.25%. Our discount rate reflects the expected future cash flow based upon our funding valuation assumptions and participant data at the beginning of the plan year. The expected future cash flow was discounted by the Principal Financial Group’s yield curve for the month preceding the 2017 year end.

In estimating the expected return on plan assets, we analyze historical and expected returns for multiple asset classes. The overall rate for each asset class was developed by combining a long‑term inflation component, the risk‑free real rate of return, and the associated risk premium. A weighted average rate was then developed based upon those overall rates and the target asset allocation of the plan. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, shareholders’ equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant. The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by our employees’ service adjusted for future wage increases. At December 31, 2017, our pension obligation funded status was $9.8 million underfunded.

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. We contributed approximately $1.7 million to our pension plans in 2017 and expect to make at a minimum the required minimum funding required of approximately $0.1 million in contributions to our pension plans in 2018. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a more detailed description of our pension plans.

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

Additionally, within the Work Truck Attachments segment, we perform upfitting services. Upfitting services are recognized as revenue when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv)  the product has been either delivered or picked up by the customer and we have no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only. Additionally, customers are billed separately for the truck chassis by the chassis manufacturer. We only record sales for the net amount of the upfit, excluding the truck chassis. The company acts as a garage keeper and never takes ownership or title to the truck chassis and does not pay interest associated with the truck chassis on its premises.

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

Work Truck Solutions Segment Revenue Recognition

Within the Work Truck Solutions segment, we perform upfitting services. Upfitting services are recognized as revenue when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the product has been either delivered or picked up by the customer and we have no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only. Additionally, customers are billed separately for the truck chassis by the chassis manufacturer. We only record sales for the net amount of the upfit, excluding the truck chassis. We obtain the truck chassis from the truck chassis manufacturer through either our floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer.  For truck chassis acquired through the floor plan agreement, we hold title to the vehicle from the time the chassis is received by us until the completion of the upfit.  Meanwhile, under the bailment pool agreement, we do not take title to the truck chassis, but rather only hold the truck chassis on consignment. We pay interest on both of these arrangements as discussed below in Note 7. We record revenue in the same manner, net of the value of the truck chassis in both our floor plan and bailment pool agreements.

Revenues from the sales of the Work Truck Solutions products are generally recognized net of the truck chassis with the selling price to the customer recorded as sales and the manufacturing and upfit cost of the product recorded as cost of sales.  Meanwhile within the Work Truck Solutions segment, we also sell certain products for which we act as an agent. Products in this category include the sale of third-party products.  These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The Company has made the election to adopt ASC 606 using the modified retrospective method as of January 1, 2018. This approach will be applied to all contracts not completed as of the date of initial application. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. The Company expects this adjustment to retained earnings to be less than $0.4 million, with an immaterial impact to its net income on an ongoing basis.

Goodwill

We perform an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  We have determined we have three reporting units, and all significant decisions are made on a companywide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2017, 2016 and 2015 resulted in no adjustment to the carrying value of our goodwill.

Our goodwill balances could be impaired in future periods. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

•	a prolonged global economic crisis;
•	a significant decrease in the demand for our products;
•	the inability to develop new and enhanced products and services in a timely manner;
•	a significant adverse change in legal factors or in the business climate;

•	delays by our supplier and OEM partners in the production and delivery of products and components;
•	an adverse action or assessment by a regulator; and
•	successful efforts by our competitors to gain market share in our markets.

At December 31, 2017, our Work Truck Solutions segment had goodwill of $80.1 million, an estimated fair market value of $241.7 million and an estimated carrying value of $191.4 million. Thus, the fair value exceeded the carrying value by approximately 26.0%.

If we are unable to attain the financial projections used in the income approach used in calculating the fair value, or if there are significant market condictions impacting the market approach, including the factors noted above, our Work Truck Solutions segment could be at risk of impairment.

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

As of December 31, 2017, we had liquidity comprised of approximately $36.9 million in cash and cash equivalents and borrowing availability of approximately $99.5 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $15.0 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2015, 2016 and 2017.

	Year ended December 31,
Cash Flows (in thousands)	2015	2016	2017
Net cash provided by operating activities	$56,465	$69,920	$66,354
Net cash used in investing activities	(21,827)	(191,174)	(14,948)
Net cash provided by (used in) financing activities	(21,989)	103,019	(33,140)

Increase (Decrease) in cash	$12,649	$(18,235)	$18,266

Sources and Uses of Cash

During the three‑year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre‑season shipping period. Additionally, cash from operations was used to fund a portion of the acquisitions of Henderson and Dejana.

The following table shows our cash and cash equivalents and inventories at December 31, 2015, 2016 and 2017.

	December 31,
	2015	2016	2017
	(in thousands)
Cash and cash equivalents	$36,844	$18,609	$36,875
Inventories	51,584	70,871	71,524

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

We had cash and cash equivalents of $36.9 million at December 31, 2017 compared to cash and cash equivalents of $18.6 million at December 31, 2016. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2016	2017	Change
Net cash provided by operating activities	$69,920	$66,354	$(3,566)	(5.1%)
Net cash used in investing activities	(191,174)	(14,948)	176,226	92.2%
Net cash provided by (used in) financing activities	103,019	(33,140)	(136,159)	132.2%

Increase (Decrease) in cash	$(18,235)	$18,266	$36,501	200.2%

Net cash provided by operating activities decreased $3.6 million from the year ended December 31, 2016 to the year ended December 31, 2017. The decrease in cash provided by operating activities was due to  $2.4 million in unfavorable working capital changes and a $1.1 million decrease in net income adjusted for reconciling items. The largest driver negatively impacting cash flows was the decrease in lawsuit proceeds of $8.8 million, offset by a decrease in taxes paid of $9.8 million.

Net cash used in investing activities decreased $176.2 million for the year ended December 31, 2017, compared to the corresponding period in 2016. This decrease was due to the $181.3 million in cash outflow in 2016 for the Dejana acquisition, compared to $7.4 million in cash outflow in 2017 for the Arrowhead acquisition. Slightly offsetting this increase in cash used in investing activities was a decrease in capital expenditures in 2017 as compared to 2016 by $2.3 million.

Net cash provided by (used in) financing activities decreased $136.2 million for the year ended December 31, 2017 as compared to 2016.  The decrease in cash provided by financing activities was largely due to a $128.7 million net increase in 2016 resulting from borrowing and payments of long term debt.  The net increase in 2016 was a result of the Company amending and restating its senior credit facility to fund the Dejana acquisition, which included borrowings of long term debt of $129.4 million. This increase was partially offset by current year principal payments on our debt of $2.6 million. In conjunction with amending the Company’s senior credit facility, $2.3 million in financing costs were paid in 2016. We also paid dividends of $21.5 million in the year ended December 31, 2016, compared to dividends paid of $22.0 million in the year ended December 31, 2017. In addition, we made a payment to the former owners of Dejana of $5.5 million in the year ended December 31, 2017 with no corresponding payment in the prior year.

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

These non‑GAAP measures include:

•	Free cash flow; and
•	Adjusted EBITDA; and
•	Adjusted net income and earnings per share.

These non‑GAAP disclosures should not be construed as an alternative to the reported results determined in accordance with GAAP.

Net cash provided by operating activities was $66.4 million in the year ended December 31, 2017 as compared to $69.9 million in the year ended December 31, 2016. Free cash flow (as defined below) for the year ended December 31, 2017 was $58.8 million compared to $60.1 million in 2016, a decrease in free cash flow of $1.3 million, or 2.2%. The decrease in free cash flow is primarily a result of a decrease in cash provided by operating activities of $3.6 million slightly offset by decrease in capital expenditures of $2.3 million, as discussed below above “Liquidity and Capital Resources.” Free cash flow for the year ended December 31, 2016 was $60.1 million compared to $46.5 million in 2015, an increase in free cash flow of $13.6 million, or 29.2%. The increase in free cash flow is primarily a result of an increase in cash provided by operating activities of $13.4 million and decrease in capital expenditures of $0.2 million.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non‑GAAP measure.

	For the year ended December 31,
	2015	2016	2017

	(in thousands)
Net cash provided by operating activities	$56,465	$69,920	$66,354
Acquisition of property and equipment	(10,009)	(9,830)	(7,563)
Free cash flow	$46,456	$60,090	$58,791

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

Adjusted EBITDA for the year ended December 31, 2017 was $90.9 million compared to $91.4 million in 2016, a decrease of $0.5 million, or 0.5%. Adjusted EBITDA for the year ended December 31, 2016 was $91.4 million compared to $96.5 million in 2015, a decrease of $5.1 million, or 5.3%. In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Net income	$11,639	$39,961	$44,176	$39,009	$55,324

Interest expense—net	8,328	8,129	10,895	15,195	18,336
Income tax expense (benefit)	7,378	22,036	22,087	24,687	(2,409)
Depreciation expense	3,068	3,422	4,919	6,146	7,183
Amortization	5,625	5,803	7,362	10,596	11,401
EBITDA	36,038	79,351	89,439	95,633	89,835
Stock based compensation	2,587	2,868	3,275	2,898	3,500
Litigation proceeds	—	—	—	(10,050)	(1,275)
Loss on extinguishment of debt	—	1,870	—	—	—
Purchase accounting (1)	4,506	945	2,613	(1,003)	(1,786)
Other charges (2)	1,438	2,898	1,212	3,969	653
Adjusted EBITDA	$44,569	$87,932	$96,539	$91,447	$90,927

(1)

Reflects $3,951 in earn out compensation and $555 in inventory step up related to TrynEx in the year ended 2013.  Reflects $945 in earn out compensation related to TrynEx in the year ended 2014.  Reflects $335 in earn out compensation expense related to TrynEx in the year ended December 31, 2015.  Reflects $322 and $1,956 in earn out compensation expense related to Henderson and inventory step up related to Henderson included in cost of sales in the year ended December 31, 2015.  Reflects ($1,301) and $173 in earn out compensation expense (benefit) related to TrynEx and Dejana, respectively in the year ended December 31, 2016.  Reflects $125 in inventory step up related to Dejana included in cost of sales in the year ended December 31, 2016. Reflects $1,786 in reversal of  earn-out compensation related to Dejana in the year ended December 31, 2017.

(2)	Reflects expenses and accrual reversals for one time, unrelated legal and consulting fees. Reflects a write down of asset held for sale of $647 for the year ended 2013.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings per share (as defined by GAAP), excluding the impact of  stock based compensation, litigation proceeds, non-cash purchase accounting adjustments, tax reform and certain charges related to certain unrelated legal fees and consulting fees, net of their income tax impact.  Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

	For the year ended December 31,
	2015	2016	2017
	(in thousands, except per share amounts)
Net income (GAAP)	$44,176	$39,009	$55,324
Adjustments:
- Purchase accounting (1)	2,613	(1,003)	(1,786)
- Stock based compensation	3,275	2,898	3,500
- Litigation proceeds	-	(10,050)	(1,275)
- Other charges (2)	1,212	3,969	653
- Tax reform (3)	-	-	(22,452)
Tax effect on adjustments	(2,697)	1,592	(415)

Adjusted net income (non-GAAP)	$48,579	$36,415	$33,549

Weighted average common shares outstanding assuming dilution	22,341,775	22,480,679	22,587,648

Adjusted earnings per common share - dilutive	$2.13	$1.58	$1.45

GAAP diluted earnings per share	$1.94	$1.70	$2.40
Adjustments net of income taxes:
- Purchase accounting (1)	0.07	(0.03)	(0.05)
- Stock based compensation	0.09	0.07	0.09
- Litigation proceeds	-	(0.27)	(0.04)
- Other charges (2)	0.03	0.11	0.02
- Tax reform (3)	-	-	(0.97)

Adjusted diluted earnings per share (non-GAAP)	$2.13	$1.58	$1.45

(1)

Reflects $3,951 in earn out compensation and $555 in inventory step up related to TrynEx in the year ended 2013.  Reflects $945 in earn out compensation related to TrynEx in the year ended 2014.  Reflects $335 in earn out compensation expense related to TrynEx in the year ended December 31, 2015.  Reflects $322 and $1,956 in earn out compensation expense related to Henderson and inventory step up related to Henderson included in cost of sales in the year ended December 31, 2015.  Reflects ($1,301) and $173 in earn out compensation expense (benefit) related to TrynEx and Dejana, respectively in the year ended December 31, 2016.  Reflects $125 in inventory step up related to Dejana included in cost of sales in the year ended December 31, 2016. Reflects $1,786 in reversal of  earn-out compensation related to Dejana in the year ended December 31, 2017.

(2)	Reflects expenses and accrual reversals for one time, unrelated legal and consulting fees.
(3)	Reflects one-time benefit associated with U.S. tax reform.

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long‑term debt and related interest. We have net unrecognized tax benefits of $0.8 million as of December 31, 2017. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2017.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$310,830	$32,749	$5,498	$272,583	$-
Operating leases - related parties (2)	15,788	1,976	3,832	3,592	6,388
Operating leases - third parties (3)	6,132	1,105	2,051	1,570	1,406
Interest on long-term debt (4)	51,994	13,198	25,997	12,799	-

Total contracted cash obligations (5)	$384,744	$49,028	$37,378	$290,544	$7,794

(1)

Long‑term debt obligation is presented net of discount of $1.6 million at December 31, 2017. Less than 1 year amount includes a voluntary debt pre- payment of $18.7 million, which was paid on January 31, 2018.

(2)	Relates to nine operating leases at Dejana upfitting and manufacturing facilities with related party affiliates.
(3)	Relates to five operating leases at Henderson installation and distribution locations and ten operating leases at Dejana locations with third parties.
(4)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2017.
(5)

Pension obligations are excluded from this table as we are unable to estimate the timing of payments related to these obligations. The minimum required contribution to our pension plans was $0.2 million in 2017 and is expected to be $0.1 million in 2018.

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

On August 17, 2017, we amended our Term Loan Credit Agreement to, among other things, (i) replace the existing senior secured term loan facility with a new senior secured term loan facility in the aggregate principal amount of $314.0 million; and (ii) decrease the interest rate margins that apply to the term loan facility from 2.50% to 2.00% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 3.50% to 3.00% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement).

Prior to the 2017 amendments, our senior credit facilities consisted of a $190.0 million term loan facility and a $100.0 million revolving credit facility with a group of banks, of which $10.0 million was available in the form of letters of credit and $5.0 million was available for the issuance of short-term swing line loans. After the amendments, our senior credit facility consists of a $314.0 million term loan facility and the original $100.0 million revolving credit facility, of which $10.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans.

The Term Loan Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of $314.0 million and generally bears interest (at our election) at either (i) 2.00% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 3.00% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  The Term Loan Credit Agreement also allows us to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80.0 million subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00.

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

The amendments to the term loan facility in 2017 did not result in a significant debt modification under ASC 470-50.  Additionally, the Company expensed as incurred approximately $1.6 million in costs with third parties directly  related to the amendment in the year ended December 31, 2017.

At December 31, 2017, we had outstanding borrowings under the term loan of $310.8 million and no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $99.5 million.

Our senior credit facilities include certain negative and operating covenants, including restrictions on our ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by our subsidiaries significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to the Company. The terms of our revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect us indirectly since we rely principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, our revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12.5 million in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12.5 million cap and a separate one-time $15.0 million capital expenditures to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the revolving credit facility is not maintained, that we comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under our revolving credit facility. At December 31, 2017, we were in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, we are required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2017, we were required to make an excess cash flow payment of $11.3 million, which we paid on January 31, 2018 along with a voluntary payment of $18.7 million.

We entered into interest rate swap agreements on February 20, 2015 to reduce our exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at December 31, 2017 was $2.2 million, of which $0.6 million and $1.6 million are included in  Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  The interest rate swaps’ negative fair value at December 31, 2016 was $2.0 million, of which $0.3 million and $1.7 million are included in  Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  We have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).

We receive on consignment truck chassis on which we perform upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  We never receive title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2017 was $17.4 million. The aggregate value of all bailment pool chassis on hand as of December 31, 2016 was $22.4 million.We are responsible to the manufacturer for interest on chassis held for upfitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2017, rates were based on prime (4.50% at December 31, 2017) plus a margin ranging from 0% to 8%.  During 2017, we incurred $0.2 million in interest on the bailment pool arrangement. During 2016, from the date of the Dejana acquisition of July 15, 2016 through December 31, 2016, we incurred $0.1 million in interest on the bailment pool arrangement.

We have a floor plan line of credit for up to $20.0 million with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expires on July 31, 2017, which we renewed through December 31, 2018.  Under the floor plan agreement, we receive truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from us to the dealer customer. The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%.  The obligation under the floor plan agreement as of December 31, 2017 and December 31, 2016 is $7.7 million and $3.9 million, respectively.  During 2017, we incurred $0.2 million in interest on the floor plan arrangements. During 2016, from the date of the Dejana acquisition of July 15, 2016 through December 31, 2016, we incurred $0.1 million in interest on the floor plan arrangements.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure where annual tax‑deductible intangible and goodwill amortization expense may be utilized in the event we have sufficient taxable income to utilize such benefit. As we have recently acquired businesses possessing significant intangible assets and goodwill, we have created a favorable tax structure where income tax expense is greater than book amortization expense. We expect the deductibility of intangible assets and goodwill amortization expense to exceed book by approximately $19.0 million in the year ended December 31, 2018 if we have the taxable income to utilize such benefit.

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

Our Work Truck Attachments segment revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our Work Truck Attachments segment first quarter revenue has varied from approximately $14.1 million to approximately $53.9 million between 2013 and 2017. During the last five‑year period, net income (loss) during the first quarter has varied from a net income of approximately $5.3 million to a net loss of approximately $3.4 million, with an average net income of $0.7 million.

While our Work Truck Attachments monthly working capital has averaged approximately $97.0 million from 2015 to 2017, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre‑season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $123.0 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

As of December 31, 2017, we had outstanding borrowings under our term loan of $310.8 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2017 by $2.6 million, $4.0 million and $5.3 million, respectively. We entered into three interest rate swap agreements in 2015 with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018; March 29, 2018 through March 31, 2020; and March 31, 2020 through June 30, 2021, respectively.  We entered into these interest rate swap agreements to hedge the variability in future cash flows associated with our variable-term loans. We have counterparty credit risk resulting from the interest rate swaps, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  The interest rate swaps’ negative fair value at December 31, 2017 was $2.2 million, of which $0.6 million and $1.6 million are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.

As of December 31, 2017, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2017 by $0.0 million, $0.1 million and $0.1 million, respectively.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

As disclosed in our current report on Form 8-K filed on December 23, 2016, we changed our independent registered public accounting firm effective for the fiscal year ended December 31, 2017. There were no disagreements or reportable events related to the change in accountants.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by this report.

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017. Disclosure controls and procedures are defined by Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. As allowed by SEC guidance, management excluded from its assessment Arrowhead Equipment, Inc. which was acquired in 2017 and constituted 1.8% of total assets as of December 31, 2017 and 1.7% and 1.1% of revenues and net income, respectively, for the year then ended. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10‑K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2017.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2017.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity Compensation plans approved by security holders (1):
2010 Stock Incentive Plan (2):	64,719	$ -	1,041,168
Equity compensation plans not approved by security holders	-	-	-
Total	64,719	$ -	1,041,168

(1)	Excludes 242,837 shares of restricted stock previously granted under the 2010 Stock Incentive Plan.
(2)

Calculated excluding the 64,719 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share unit awards and have no exercise price.

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

See “Index to Consolidated Financial Statements” on page F‑1, the Reports of Independent Registered Public Accounting Firm on page F‑2 through F‑4 and the Consolidated Financial Statements beginning on page F‑5, all of which are incorporated herein by reference.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information required in these schedules is included in the Notes to the Consolidated Financial Statements.

(3)	Exhibits:

See “Exhibit Index” of this Form 10‑K, beginning on the following page.

Item 16.  Form 10-K Summary

Not applicable

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

2.6

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

10.1

Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2014, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc. (as successor by merger to DDIZ Acquisition, Inc.), and Henderson Products, Inc., as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Wells Fargo Bank, N.A., as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Bank, N.A., as syndication agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed January 6, 2015 (File No. 001‑34728)].

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
10.3

Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2014, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc. (as successor by merger to DDIZ Acquisition, Inc.), and Henderson Products, Inc., as guarantors, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Wells Fargo Bank, N.A., as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, N.A., as syndication agent  [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed January 6, 2015 (File No. 001‑34728)].

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

10.6

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

10.7#

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

Exhibit Number	Title
10.14#

Letter Agreement between Keith Hagelin and Douglas Dynamics, Inc., dated June 14, 2010 [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Form 10-Q for the quarterly period ended March 31, 2010 filed with the Securities and Exchange Commission on June 17, 2010].

10.15#

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

10.21#

Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.23 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].

10.22#

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

10.24#

Form of Second Amended and Restated Non‑Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.26 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.25#	Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].
10.26#

Douglas Dynamics, Inc. Annual Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-34728)].

10.27#

Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-34728)].

10.28#

Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.33 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

Exhibit Number	Title
10.29#

Alternative Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

10.30#

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

10.32#

Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].

10.33#

Form of Restricted Stock Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.34#

Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.35#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.36#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].
10.37#	Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2011.]
10.38#

Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012.]

10.39#

Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012.]

10.40#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10‑Q for the Quarterly Period Ended March 31, 2013 (File No. 001‑34728)].

10.41#*	Form of Grant Notice for Performance Share Units under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2018.
10.42#*	Form of Grant Notice for Restricted Stock Units under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2018.
10.43#*	Employment Agreement between Andrew Dejana and Dejana Truck & Utility Equipment Company, LLC, effective July 15, 2016.
21.1*	Subsidiaries of Douglas Dynamics, Inc.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Ernst & Young LLP.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

Exhibit Number	Title
99.1

Proxy Statement for the 2018 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2017; except to the extent specifically incorporated by reference, the Proxy Statement for the 2017 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K]

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#A management contract or compensatory plan or arrangement.

*Filed herewith.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2018.

DOUGLAS DYNAMICS, INC.

By:	/s/ James Janik
James L. Janik Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2018.

/s/ James L. Janik James L. Janik	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Sarah Lauber Sarah Lauber	Chief Financial Officer & Secretary (Principal Financial Officer)

/s/ Robert J. Young Robert J. Young	Vice President, Controller and Treasurer (Controller)

/s/ Margaret S. Dano Margaret S. Dano	Director

/s/ Kenneth W. Krueger Kenneth W. Krueger	Director

/s/ James L. Packard James L. Packard	Director

/s/ James D. Staley James D. Staley	Director

/s/ Donald W. Sturdivant Donald W. Sturdivant	Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Douglas Dynamics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Douglas Dynamics, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over

Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 1, 2018

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

We have audited the accompanying consolidated balance sheet of Douglas Dynamics, Inc. as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Dynamics, Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 13, 2017, except for Note 1, as to which the date is March 1, 2018

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$36,875	$18,609
Accounts receivable, net	79,120	78,589
Inventories	71,524	70,871
Inventories - truck chassis floor plan	7,711	3,939
Refundable income taxes paid	-	1,541
Prepaid and other current assets	2,883	2,886
Total current assets	198,113	176,435
Property, plant and equipment, net	53,962	52,141
Goodwill	241,006	238,286
Other intangible assets, net	186,150	194,851
Other long-term assets	5,945	4,460
Total assets	$685,176	$666,173

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$16,323	$17,299
Accrued expenses and other current liabilities	21,004	27,325
Floor plan obligations	7,711	3,939
Income tax payable	2,996	-
Current portion of long-term debt	32,749	2,829
Total current liabilities	80,783	51,392
Retiree health benefit obligation	6,809	7,193
Pension obligation	9,761	10,184
Deferred income taxes	39,269	54,563
Long-term debt, less current portion	274,872	306,726
Other long-term liabilities	17,004	15,652
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,590,897 and 22,501,640 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	226	225
Additional paid-in capital	147,287	144,523
Retained earnings	115,737	82,387
Accumulated other comprehensive loss, net of tax	(6,572)	(6,672)
Total shareholders' equity	256,678	220,463
Total liabilities and shareholders' equity	$685,176	$666,173

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2017	2016	2015
Net sales	$474,927	$416,268	$400,408
Cost of sales	331,841	282,294	267,545
Gross profit	143,086	133,974	132,863
Selling, general, and administrative expense	61,594	54,260	48,150
Intangibles amortization	11,401	10,596	7,362
Income from operations	70,091	69,118	77,351
Interest expense, net	(18,336)	(15,195)	(10,895)
Litigation proceeds	1,275	10,050	-
Other expense, net	(115)	(277)	(193)
Income before taxes	52,915	63,696	66,263
Income tax expense (benefit)	(2,409)	24,687	22,087
Net income	$55,324	$39,009	$44,176
Earnings per share:
Basic earnings per common share attributable to common shareholders	$2.42	$1.71	$1.95
Earnings per common share assuming dilution attributable to common shareholders	$2.40	$1.70	$1.94
Cash dividends declared and paid per share	$0.96	$0.94	$0.89

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended December 31,
	2017	2016	2015
Net income	$55,324	$39,009	$44,176
Adjustment for pension and postretirement benefit liability, net of tax of ($140) in 2017, $147 in 2016 and ($495) in 2015	233	(231)	782
Adjustment for interest rate swap, net of tax of $88 in 2017, $225 in 2016 and $564 in 2015	(133)	(258)	(937)
Comprehensive income	$55,424	$38,520	$44,021

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total

Balance at December 31, 2014	22,282,628	$223	$138,268	$40,826	$(6,028)	$173,289
Net income	—	—	—	44,176	—	44,176
Dividends paid	—	—	—	(20,173)	—	(20,173)
Adjustment for pension and postretirement benefit liability, net of tax of ($495)	—	—	—	—	782	782
Adjustment for interest rate swap, net of tax of $564	—	—	—	—	(937)	(937)
Shares issued from exercise of stock options	26,350	—	111	—	—	111
Shares withheld on restricted stock vesting	—	—	(27)	—	—	(27)
Stock based compensation	78,819	1	3,274	—	—	3,275
Balance at December 31, 2015	22,387,797	$224	$141,626	$64,829	$(6,183)	$200,496
Net income	—	—	—	39,009	—	39,009
Dividends paid	—	—	—	(21,451)	—	(21,451)
Adjustment for pension and postretirement benefit liability, net of tax of $147	—	—	—	—	(231)	(231)
Adjustment for interest rate swap, net of tax of $225	—	—	—	—	(258)	(258)
Stock based compensation	113,843	1	2,897	—	—	2,898
Balance at December 31, 2016	22,501,640	$225	$144,523	$82,387	$(6,672)	$220,463
Net income	—	—	—	55,324	—	55,324
Dividends paid	—	—	—	(21,974)	—	(21,974)
Prior period adjustment	—	—	187	—	—	187
Adjustment for pension and postretirement benefit liability, net of tax of ($140)	—	—	—	—	233	233
Adjustment for interest rate swap, net of tax of $88	—	—	—	—	(133)	(133)
Shares withheld on restricted stock vesting	—	—	(923)	—	—	(923)
Stock based compensation	89,257	1	3,500	—	—	3,501
Balance at December 31, 2017	22,590,897	$226	$147,287	$115,737	$(6,572)	$256,678

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities
Net income	$55,324	$39,009	$44,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,584	16,742	12,281
Inventory step up of acquired business included in cost of sales	-	125	1,956
Amortization of deferred financing costs and debt discount	1,214	950	720
Stock-based compensation	3,500	2,898	3,275
Provision for losses on accounts receivable	1,475	208	305
Deferred income taxes	(15,242)	5,413	5,807
Earnout liability	(1,786)	(1,128)	623
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,154)	2,419	(7,094)
Inventories	894	605	(5,292)
Prepaid assets, refundable income taxes and other assets	65	1,699	(5,886)
Accounts payable	(2,487)	(113)	4,802
Accrued expenses and other current liabilities	5,481	(3,434)	3,138
Benefit obligations and other long-term liabilities	486	4,527	(2,346)
Net cash provided by operating activities	66,354	69,920	56,465
Investing activities
Capital expenditures	(7,563)	(9,830)	(10,009)
Acquisition of businesses	(7,385)	(181,344)	(11,818)
Net cash used in investing activities	(14,948)	(191,174)	(21,827)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(923)	-	(27)
Proceeds from exercise of stock options	-	-	111
Payments of financing costs	(1,608)	(2,320)	-
Borrowings on long-term debt	-	129,350	-
Earnout payment	(5,487)	-	-
Dividends paid	(21,974)	(21,451)	(20,173)
Repayment of long-term debt	(3,148)	(2,560)	(1,900)
Net cash provided by (used in) financing activities	(33,140)	103,019	(21,989)
Change in cash and cash equivalents	18,266	(18,235)	12,649
Cash and cash equivalents at beginning of year	18,609	36,844	24,195
Cash and cash equivalents at end of year	$36,875	$18,609	$36,844
Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$45,472	$13,697	$-
Supplemental disclosure of cash flow information
Income taxes paid	$6,607	$16,440	$21,633
Interest paid	$17,224	$14,235	$10,519

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

Douglas Dynamics, Inc. (the “Company,”) is a premier manufacturer and upfitter of commercial vehicle attachments and equipment. The Company’s portfolio includes snow and ice management attachments sold under the BLIZZARD®, FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands, turf care equipment under the TURFEX® brand, and industrial maintenance equipment under the SWEEPEX® brand.  On July 15, 2016, the Company acquired substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Peter Paul Dejana Family Trust Dated 12/31/98 (such assets “Dejana”).  The Company is headquartered in Milwaukee, WI and currently owns manufacturing and upfit facilities in Milwaukee, WI, Manchester Iowa, Rockland, ME,  Madison Heights, MI and Huntley, IL. The Company also leases fifteen manufacturing and upfit facilities located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island.  Additionally, the Company operates a sourcing office in China.

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. The Work Truck Solutions segment was established as a result of the acquisition of Dejana.  The Company’s Work Truck Attachments segment consists of operations that, prior to the acquisition of Dejana, were the Company’s single operating segment, consisting of the manufacture and sale of snow and ice control products.  Financial information regarding these segments is in Note 15 to the Consolidated Financial Statements.

Recently adopted accounting standards

Certain reclassifications have been made to the prior period financial statements to conform to the 2017 presentation. In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  The Company adopted ASU No. 2015-17 during the quarter ended March 31, 2017 and applied it retrospectively. The adoption resulted in the reclassification of Deferred income taxes which were previously included in Current assets to Deferred income taxes which are included in Liabilities and shareholders’ equity on the balance sheet of $5,726 for December 31, 2016.

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

•

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

•

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

•

ASU No 2016-09 also eliminates additional paid in capital (“APIC”) pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. This requirement was adopted prospectively by the Company. The impact of this section of the standard was a

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

benefit of $616 to income tax expense for the year ended December 31, 2017. In addition, the ASU requires that the excess tax benefit be removed from the overall calculation of diluted shares. The impact on diluted earnings per share of this adoption was not material.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). This standard clarifies when to account for a change in the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of a change in terms or conditions. No other changes were made to the current guidance on stock compensation. ASU 2017-09 is required to be applied on a prospective basis. The Company adopted ASU 2017-09 effective April 1, 2017. The adoption of this standard did not impact the Company’s consolidated financial statements for the year ended December 31, 2017.

See Note 20 for a summary of recent accounting pronouncements and the Company’s evaluation of their impact on the financial statements.

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

Accounts receivable and allowance for doubtful accounts

The Company carries its accounts receivable at their face amount less an allowance for doubtful accounts. The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. On a periodic

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions based on a history of write‑offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest.

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2017, 2016 and 2015, distributors financed purchases of $7,115,  $7,578 and $7,584 through this financing program, respectively. At both December 31, 2017 and December 31, 2016, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by distributors to the third party financing company under this program at December 31, 2017 and 2016 was $3,436 and $6,767, respectively. The Company was required to repurchase repossessed inventory of $0,  $0, and $13 for the years ended December 31, 2017, 2016 and 2015, respectively.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

The Company is a counterparty to interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively. All three interest rate swap agreements are accounted for as cash flow hedges.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company will either receive or make payments on a  monthly basis based on the differential between 6.105% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  The negative fair value of the interest rate swap, net of tax, of ($1,328) and ($1,195) at December 31, 2017 and December 31, 2016, respectively,  is included in Accumulated other comprehensive loss on the balance sheet.   This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820 - Fair Value Measurements and Disclosures.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first‑in, first‑out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

The Company records inventories to include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 7.  The Company takes title to truck chassis upon receipt of the inventory through

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

their floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2017 and 2016, the Company had $7,711 and $3,939 of chassis inventory and related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

The Company receives, on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2017 and 2016 was $17,447 and $22,420, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Leases

As of December 31, 2017, fifteen of the Company’s upfit and distribution centers were subject to a lease agreement.

All of the Company’s current leases are considered operating leases, and are not recorded on the Company’s balance sheet. Rent expense is recognized on a straight-line basis over the expected lease term. The Company leases buildings in which it operates from both related party and third party lessors. See Note 14 for further details.

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

Depreciation expense was $7,183,  $6,146, and $4,919 for the years ended December 31, 2017, 2016 and 2015, respectively.

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $5,222,  $5,060 and $5,272 for the years ended December 31, 2017, 2016 and 2015, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in results of operations.

Impairment of long‑lived assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long‑lived assets were impaired as of December 31, 2017 and 2016.

Goodwill and other intangible assets

Goodwill and indefinite‑lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite‑lived intangible assets is estimated based upon an income and market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting units to its carrying value. The Company has determined it has three reporting units. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss may be recognized. The Company has determined that goodwill and indefinite lived assets were not impaired as of December 31, 2017 and 2016.  The Company had goodwill of $241,006 and $238,286 at December 31, 2017 and 2016, respectively, of which $160,932 relates to goodwill associated with the Work Truck Attachments segment at both December 31, 2017 and 2016 and $80,074 and $77,354 relates to the Work Truck Solutions segment at December 31, 2017 and 2016, respectively.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangible over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15  to 19.5 years and noncompete agreements over 4  to 5 years. The Company acquired backlogs in conjunction with the Dejana and Henderson acquisitions on July 15, 2016 and December 31, 2014, respectively. The Dejana backlog was amortized in the same quarter as the acquisition. Meanwhile, the Henderson backlog was amortized in the first half of 2015. There were no indicators of impairment during the years ended December 31, 2017 and 2016. The Company had gross intangible assets and accumulated amortization of $275,675 and $89,525, respectively, for the year ended December 31, 2017, of which $195,175 and $81,336 relate to the Work Truck Attachments segment, and $80,500 and $8,189 relate to the Work Truck Solutions segment, respectively. The Company had gross intangible assets and accumulated amortization of $272,975 and $78,124, respectively for the year ended December 31, 2016, of which $195,175 and $74,432 relate to the Work Truck Attachments segment, and $77,800 and $3,692 relate to the Work Truck Solutions segment, respectively.

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

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2014	$2,485
Amortization of deferred financing costs	(148)
Balance at December 31, 2015	2,337
Deferred financing costs capitalized on new debt	2,320
Amortization of deferred financing costs	(624)
Balance at December 31, 2016	4,033
Amortization of deferred financing costs	(824)
Balance at December 31, 2017	$3,209

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long‑term debt:

	Fair Value at December 31, 2017	Fair Value at December 31, 2016
Assets:
Other long-term assets (a)	$4,840	$3,458

Total Assets	$4,840	$3,458

Liabilities:
Interest rate swaps (b)	2,178	1,985
Long term debt (c)	312,384	315,940
Earnout - Henderson (d)	529	636
Earnout - Dejana (e)	3,100	10,373

Total Liabilities	$318,191	$328,934

(a)

Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

(b)

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $597 and $1,581 at

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

December 31, 2017 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively. Interest rate swaps of $335 and $1,650 at December 31, 2016 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

(c)

The fair value of the Company’s long‑term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is a Level 2 input for all periods presented. Meanwhile, long‑term debt is recorded at carrying amount, net of discount and deferred financing costs, as disclosed on the face of the balance sheet.

(d)

Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $87 and $442, respectively, at December 31, 2017 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $194 and $442, respectively, at December 31, 2016 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	December 31,

	2017	2016
Beginning Balance	$636	$761
Payment to former owners	(107)	(125)
Ending balance	$529	$636

(e)

Included in Other long term liabilities in the amount of $3,100 at December 31, 2017 is the fair value of an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of Dejana. Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $5,487 and $4,886, respectively, at December 31, 2016 is the fair value of an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of Dejana. The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

	December 31,

	2017	2016
Beginning Balance	$10,373	$-
Additions	-	10,200
Adjustments to fair value	(1,786)	173
Payment to former owners	(5,487)	-
Ending balance	$3,100	$10,373

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2017, 2016 and 2015.

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

Additionally, within the Work Truck Attachments segment, the Company performs upfitting services.    Upfitting services are recognized as revenue when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv)  the product has been either delivered or picked up by the customer and the Company has no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only.  Additionally, customers are billed separately for the truck chassis by the chassis manufacturer. The Company only records sales for the net amount of the upfit, excluding the truck chassis. The company acts as a garage keeper and never takes ownership or title to the truck chassis and does not pay interest associated with the truck chassis on its premises within the Work Truck Attachments segment.

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

Work Truck Solutions Segment Revenue Recognition

Within the Work Truck Solutions segment, the Company performs upfitting services.  Upfitting services are recognized as revenue when risk of loss passes and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the product has been either delivered or picked up by the customer and the Company has no further obligations. Customers have no right of return privileges. Historically, product returns have not been material and are permitted on an exception basis only. Additionally, customers are billed separately for the truck chassis by the chassis manufacturer.  The Company only records sales for the net amount of the upfit, excluding the truck chassis.   The Company obtains the truck chassis from the truck chassis manufacturer through either its floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer. For truck chassis acquired through the floor plan agreement, the Company holds title to the vehicle from the time the chassis is received by the Company until the completion of the upfit.  Conversely, under the bailment pool agreement, the Company does not take title to the truck chassis, but rather only holds the truck chassis on consignment. The Company pays interest on both of these arrangements as discussed below in Note 7.  The Company records revenue in the same manner net of the value of the truck chassis in both the Company’s floor plan and bailment pool agreements.

Revenues from the sales of the Work Truck Solutions products are generally recognized net of the truck chassis with the selling price to the customer recorded as sales and the manufacturing and upfit cost of the product recorded as cost of sales. The Company also sells certain products within the Work Truck Solutions segment for which it acts as an agent. Products in this category include the sale of third-party products.  These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

recognition, the cost paid to the third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

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

During 2016, one of the Company’s non-employee directors, served as the Chief Executive Officer of Fleetpride, Inc., an independent distributor of parts for heavy duty trucks and trailers.  During 2016, the Company purchased parts from Fleetpride, Inc. for use in Henderson Products, Inc. trucks.  The total amount of these purchases during 2016 was $242.  There were no related party purchases during 2017.

Warranty cost recognition

The Company accrues for estimated warranty costs as revenue is recognized. See Note 9 for further details.

Defined benefit plans

The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Management reviews underlying assumptions on an annual basis. Refer to Note 11.

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, CD‑ROM, and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $4,471,  $4,269 and $4,511 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company also provides its distributors with pre‑approved, cooperative advertising programs, which are recorded as advertising expense in selling, general and administrative expense. All costs associated with the Company’s advertising programs are expensed as incurred.

Research and development expenses

Research and development expenses include costs to develop new technologies to enhance existing products and to expand the range of product offerings. Research and development expenses amounted to $2,926,  $3,132 and $2,950 for the years ended December 31, 2017, 2016 and 2015, respectively.

Shipping and handling costs

Generally, shipping and handling costs are paid directly by the customer to the shipping agent. Those shipping and handling costs billed by the Company are recorded as a component of sales with the corresponding costs included in cost of sales.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

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

Comprehensive loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non‑owner resources and is comprised of net income or loss and “other comprehensive loss”. The Company’s other comprehensive loss is comprised of the adjustments for pension and postretirement benefit liabilities as well as the impact of its interest rate swaps.  See Note 18 for the components of accumulated other comprehensive loss.

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

Work Truck Solutions.  The Work Truck Solutions segment, which was created as a result of the Dejana acquisition, includes the upfit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands.

Segment performance is evaluated based on segment net sales, gross margin and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts that include various support functions, such as information technology, corporate finance, legal, executive administration and human resources.  No single customer’s revenues amounted to 10% or more of the Company’s total revenue. Sales are primarily within the United States and substantially all assets are located within the United States.

3. Acquisitions

On May 1, 2017, the Company purchased substantially all of the assets of Arrowhead Equipment, Inc. (“Arrowhead”). Total consideration was $7,385. The acquisition includes the Arrowhead’s assets acquired at two upfit locations in Albany and Queensbury, New York that are both being leased by the Company. The assets were acquired with on hand cash and short term borrowings under the Company’s Revolving Credit Agreement. The acquired assets are included in the Work Truck Solutions segment and were acquired to expand the geographical footprint of that segment.  The Company incurred $343 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Consolidated Statements of Income in the year ended December 31, 2017.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

The following table summarizes the allocation of the purchase price paid and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable - trade	$852
Inventories	1,547
Prepaids and other current assets	6
Property and equipment	624
Goodwill	2,720
Intangible assets	2,700
Accounts payable and other liabilities	(957)
Unfavorable lease	(107)
Total	$7,385

The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company. The Company expects to be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.  The acquisition was accounted for under the acquisition method of accounting, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. From the date of acquisition through December 31, 2017, the Arrowhead assets contributed $7,964 of revenues and $607 of pre-tax operating income to the Company.

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

The Dejana purchase agreement includes contingent consideration in the form of an earn out capped at $26,000. Under the earn out agreement, the former owners of Dejana are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2016, 2017 and 2018.  The preliminary estimated fair value of the earn out consideration was $10,200 which was further adjusted at December 31, 2016 to $10,373 as a result of the 2016 performance exceeding the 2016 fair value established at the opening balance sheet by $173. The subsequent adjustment is included in selling, general and administrative expense in the Consolidated Statements of Income in the year ended December 31, 2016.  Based on the year ended December 31, 2016 results, the new possible range of outcomes was reduced from $26,000 to a maximum earnout of $21,487. The Company made a payment to the former owners of Dejana of $5,487 in the year ended December 31, 2017. The purchase agreement was amended on September 20, 2017 to extend the earnout measurement periods for an additional two years, namely the fiscal years ended December 31, 2019 and December 31, 2020, with the potential for the former owners of Dejana to earn up to 50% of the remaining unearned earnout payments based on the original earnout targets and measurement periods. During the third quarter of 2017, there was a fair value adjustment to reduce the earn out by ($1,186), which was further reduced based on the most recent valuation during the fourth quarter by ($600), for a total fair value adjustment to the earnout for the year of ($1,786), which is included in selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 31, 2017.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

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

The acquisition was accounted for under the acquisition method of accounting, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition.   From the date of acquisition through December 31, 2016, the Dejana assets contributed $65,044 of revenues and ($1,397) of pre-tax operating losses.

The following unaudited pro forma information presents the combined results of operations of the Company and Dejana for the years ended December 31, 2016 and December 31, 2015 as if the acquisition had occurred on January 1, 2015, with pro forma adjustments to give effect to amortization of intangible assets, depreciation of fixed assets, an increase in interest expense from the acquisition financing and certain other adjustments:

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

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

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

4. Inventories

Inventories consist of the following:

	December 31,
	2017	2016

Finished goods	$35,547	$39,822
Work-in-process	7,774	4,225
Raw material and supplies	28,203	26,824
	$71,524	$70,871

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 7.  The Company takes title to truck chassis upon receipt of the inventory through their floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2017 and 2016, the Company had $7,711 and $3,939 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Unlike the floorplan agreement, the Company does not record inventory related to truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment.  Like the revenue recognized on floorplan arrangement, revenue recognized for upfitting services on chassis acquired through the bailment agreement, are also recognized net of the truck chassis.

5. Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2017	2016

Land	$2,378	$2,378
Land improvements	4,357	4,357
Leasehold improvements	4,183	2,569
Buildings	26,846	26,058
Machinery and equipment	44,618	40,878
Furniture and fixtures	13,681	12,561
Mobile equipment and other	4,576	3,873
Construction-in-process	4,320	3,850
Total property, plant and equipment	104,959	96,524
Less accumulated depreciation	(50,997)	(44,383)
Net property, plant and equipment	$53,962	$52,141

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

6. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2017
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	55,000	25,000
Customer relationships	80,920	11,304	69,616
Patents	21,136	10,721	10,415
Noncompete agreements	8,640	7,055	1,585
Trademarks	5,459	3,525	1,934
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	89,525	108,550
Total	$275,675	$89,525	$186,150

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2016
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	51,000	29,000
Customer relationships	78,220	6,075	72,145
Patents	21,136	9,466	11,670
Noncompete agreements	8,640	6,232	2,408
Trademarks	5,459	3,431	2,028
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	195,375	78,124	117,251
Total	$272,975	$78,124	$194,851

Amortization expense for intangible assets was $11,401, $10,596 and $7,362 for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense for the next five years is as follows:

2018	$11,476
2019	10,954
2020	10,932
2021	10,670
2022	10,520

The weighted average remaining life for intangible assets is 11.3 years at December 31, 2017.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

The Company relies on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology. In the year ended December 31, 2017, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors that had been ordered to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $1,275 as part of defending its intellectual property. In the year ended December 31, 2016, the Company received a settlement resulting from an ongoing lawsuit with another of its competitors. Previously under the same lawsuit the competitor was required to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $10,050 as part of defending its intellectual property.   The proceeds of the lawsuits are included on the Consolidated Statements of Operations and Comprehensive Income as Litigation proceeds.

7. Long‑Term Debt

Long‑term debt is summarized below:

	December 31,
	2017	2016

Term Loan, net of debt discount of $1,562 and $1,953 at December 31, 2017 and December 31, 2016, respectively	$310,830	$313,588
Less current maturities	32,749	2,829
Long term debt before deferred financing costs	278,081	310,759
Deferred financing costs, net	3,209	4,033
Long term debt, net	$274,872	$306,726

The scheduled maturities on long term debt at December 31, 2017, are as follows:
2018	$32,749
2019	2,749
2020	2,749
2021	272,583
$310,830

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

On February 8, 2017, the Company amended its Term Loan Credit Agreement to, among other things, (i) convert the existing senior secured term loan facilities into a consolidated senior secured term loan facility in the aggregate principal amount of $315,540; and (ii) decrease the interest rate margins that apply to the term loan facility from 3.25% to 2.50% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 4.25% to 3.50% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement).

On August 17, 2017, the Company amended its Term Loan Credit Agreement to, among other things, (i) replace the existing senior secured term loan facility with a new senior secured term loan facility in the aggregate

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

principal amount of $313,962; and (ii) decrease the interest rate margins that apply to the term loan facility from 2.50% to 2.00% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 3.50% to 3.00% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement).

Prior to the 2017 amendments, the Company’s senior credit facilities consisted of a $190,000 term loan facility  and a $100,000 revolving credit facility with a group of banks, of which $10,000 was available in the form of letters of credit and $5,000 was available for the issuance of short-term swingline loans.  After the amendments, the Company’s senior credit facility consists of a $313,962 term loan facility and the original $100,000 revolving credit facility, of which $10,000 will be available in the form of letters of credit and $5,000 will be available for the issuance of short-term swingline loans.

The Term Loan Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of $313,962 and generally bears interest (at the Company’s election) at either  (i) 2.00% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 3.00% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%. The Term Loan Credit Agreement also allows the Company to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80,000 subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00.  The actual interest rate on the Term Loan Credit Agreement for the years ended December 31, 2017 and December 31, 2016 was 4.70% and 5.25%, respectively.

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

The term loan was originally issued at a $1,900 discount and the incremental term loan was issued at a $650 discount both of which are being amortized over the term of the term loan.  The Company incurred $2,320 in financing costs in conjunction with the 2016 amendment, of which $2,120 relates to the term loan and $200 related to the revolving line of credit, which are included as deferred financing costs as a reduction to Long–Term Debt on the Consolidated Balance Sheet. The amendment to the term loan facility in the year ended December 31, 2016 was deemed not to be a significant modification.

The amendments to the term loan facility in 2017 did not result in a significant debt modification under ASC 470-50.  Additionally, the Company expensed as incurred approximately $1,608 in costs with third parties directly  related to the amendment in the year ended December 31, 2017.

At December 31, 2017, the Company had outstanding borrowings under the term loan of $310,830 and no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $99,463.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to the Company. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company’s revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000 capital expenditures to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0: 1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility. At December 31, 2017, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2017, the Company was required to make an excess cash flow payment of $11,279, which was paid on January 31, 2018 along with a voluntary payment of $18,721.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  The interest rate swaps’ negative fair value at December 31, 2017 was $2,178, of which $597 and $1,581 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  The interest rate swaps’ negative fair value at December 31, 2016 was $1,985, of which $335 and $1,650 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company will either receive or make payments on a monthly basis based on the differential between 6.105% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).

The Company receives on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2017 and 2016 was $17,447 and $22,420, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2017, rates were based on prime (4.50% at December 31, 2017) plus a margin ranging from 0% to 8%.  During 2017, the Company incurred $201 in interest on the bailment pool arrangement. During 2016, from the date of the Dejana acquisition of July 15, 2016 through December 31, 2016, the Company incurred $79 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $20,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017, which the Company renewed through December 31, 2018.  Under the floor plan agreement the Company receives truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from the Company to the dealer customer. The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%. The obligation under the floor plan agreement as of December 31, 2017 and 2016 is $7,711 and $3,939, respectively. During 2017, the Company incurred $186 in interest on the floor plan arrangements. During the year ended December 31, 2016 from the date of the Dejana acquisition of July 15, 2016 through December 31, 2016, the Company incurred $92 in interest on the floor plan arrangements.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2017	2016

Payroll and related costs	$6,923	$8,731
Employee benefits	4,701	5,179
Accrued warranty	3,262	3,535
Earnout - Dejana	-	5,487
Other	6,118	4,393
	$21,004	$27,325

9. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to two years after the date of purchase by the end‑user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end‑user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve is $5,677 at December 31, 2017 of which $2,415 is included in Other long term liabilities and $3,262 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.  At December 31, 2016, the warranty reserve is $6,160 of which $2,625 is included in Other long term liabilities and $3,535 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2017	2016	2015

Balance at the beginning of the period	$6,160	$7,423	$6,279
Establish warranty liability for Dejana	-	35	-
Establish warranty liability for Arrowhead	65	-	-
Warranty provision	2,506	2,452	4,931
Claims paid/settlements	(3,054)	(3,750)	(3,787)
Balance at the end of the period	$5,677	$6,160	$7,423

10. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2017	2016	2015
Current:
Federal	$11,897	$16,664	$15,298
State	988	1,866	2,057
	12,885	18,530	17,355
Deferred:
Federal	(17,264)	4,930	6,103
State	1,970	1,227	(1,371)
	(15,294)	6,157	4,732
	$(2,409)	$24,687	$22,087

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Federal income tax expense at statutory rate	$18,520	$22,294	$23,192
State taxes, net of federal benefit	1,539	2,547	1,077
Valuation allowance changes	-	(7)	(1,028)
Change in uncertain tax positions, net	1,043	50	43
Research and development credit	(160)	(274)	(241)
State rate change	240	64	(30)
Manufacturing tax benefits	(933)	(1,248)	(1,302)
Prior period adjustments	-	1,096	-
Federal deferred rate change	(22,452)	-	-
Other	(206)	165	376
	$(2,409)	$24,687	$22,087

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$259	$393
Inventory reserves	967	1,111
Warranty liability	1,421	2,244
Deferred compensation	781	548
Earnout liabilities	694	242
Pension and retiree health benefit obligations	3,242	5,432
Accrued vacation	656	866
Medical claims reserve	189	72
State net operating losses	3,386	2,853
Other accrued liabilities	2,092	2,967
Valuation allowance for state net operating losses	(777)	(640)
Total deferred tax assets	12,910	16,088
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(47,163)	(63,324)
Accelerated depreciation	(5,084)	(7,176)
Other	68	(151)
Total deferred tax liabilities	(52,179)	(70,651)
Net deferred tax liabilities	$(39,269)	$(54,563)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $3,386. These loss carry-forwards will begin to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $777 is necessary at December 31, 2017 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2017	2016	2015
Balance at beginning of year	$2,361	$490	$464
Increases for tax positions taken in the current year	97	73	26
Increases for tax positions taken in the prior years	1,602	1,809	-
Decreases due to settlements with taxing authorities	(8)	(11)	-
Decreases due to lapses in the statute of limitations	(521)	-	-
Balance at the end of year	$3,531	$2,361	$490

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $1,706 at December 31, 2017. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $804 and $79 of accrued interest and penalties is

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

reported as an income tax liability at December 31, 2017 and 2016, respectively. The liability for unrecognized tax benefits is reported in Other Long‑term Liabilities on the consolidated balance sheets at December 31, 2017 and 2016.

The Company files income tax returns in the United States (federal) and various states. Tax years open to examination by tax authorities under the statute of limitations include 2014, 2015 and 2016 for Federal and 2013 through 2016 for most states. The Federal 2012, 2013 and 2015 audits have been closed. The IRS Audit on the 2015 Federal tax return was substantially complete in 2017 but the statute of limitations is still open for this tax year. Tax returns for the 2017 tax year have not yet been filed.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“The Act”). Over the long term, the Company generally expects to benefit from the lower statutory rates provided by The Act and is currently assessing all other aspects relevant to the Company. The Company operates solely in the United States; therefore, the international provisions of The Act do not apply.The Company is assessing the impact of the provisions of The Act, most of which do not apply until 2018. The only material item that impacts the Company for 2017 is the reduction in the deferred tax rate. As a result of the reduction in the U.S. corporate income tax rate from 35.0 percent to 21.0 percent under The Act, the Company has recorded a provisional reduction to its net deferred tax liability of $22,452, and a corresponding decrease to income tax expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of The Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of The Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

11. Employee Retirement Plans

Pension benefits

The Company provides noncontributory defined benefit pension plans for certain employees. Plans covering salaried employees generally provide pension benefits that are based on the employee’s average earnings and credited service. Such plans were partially frozen as of December 31, 2011. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Such plans were frozen as of December 31, 2011. The Company’s funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that the Company may determine to be appropriate.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

	December 31
	2017	2016

Benefit obligation at beginning of year	$39,407	$37,217
Service cost	356	321
Interest cost	1,613	1,639
Actuarial loss	3,571	1,469
Benefits paid	(1,283)	(1,239)
Benefit obligation at end of year	43,664	39,407
Fair value of plan assets at beginning of year	29,223	26,378
Actual return on plan assets	4,294	2,373
Employer contributions through December 31	1,669	1,711
Benefits paid	(1,283)	(1,239)
Fair value of plan assets at end of year	33,903	29,223
	$(9,761)	$(10,184)

The components of net periodic pension cost consisted of the following for the years ended December 31,

	2017	2016	2015
Components of net periodic pension cost:
Service cost	$356	$321	$257
Interest cost	1,613	1,639	1,489
Expected return on plan assets	(1,790)	(1,824)	(1,630)
Amortization of net loss	723	724	1,021
Net periodic pension cost	$902	$860	$1,137

The accumulated benefit obligation for all pension plans as of December 31, 2017 and 2016, was $42,876 and $38,799, respectively.

In accordance with its adoption of ASC 715‑20, the Company uses December 31 as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2017	2016	2015
Discount rates	4.2%	4.5%	3.9% - 4.0%
Rates of increase in compensation levels:
Salaried	3.5	3.5	3.5
Hourly	N/A	N/A	N/A
Expected long-term rate of return on assets	6.5	7.25	7.25

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

The discount rate used to determine the benefit obligation at December 31, 2017 was 3.6% for both the hourly and salaried pension plans. Meanwhile the discount rate used to determine the benefit obligation at December 31, 2016 was 4.2% for the both the hourly and salaried pension plans.

For 2018, the expected long‑term rate of return on plan assets is 5.80% for the salaried plan and 6.50% for the hourly plan. To determine the long‑term rate of return assumption for plan assets, the Company studies historical markets and preserves the long‑term historical relationships between equities and fixed‑income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long‑term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

The expected benefit payments under the pension plans are as follows:

2018	$1,540
2019	1,460
2020	1,510
2021	1,550
2022	1,720
2023-2027	10,230

The Company made required minimum pension funding contributions of $169 and voluntary contributions of $1,500 to the pension plans in 2017 and currently expects to make $72 of required minimum pension funding contributions in 2018.

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans, which is designed to achieve long‑term objectives of return, while mitigating downside risk and considering expected cash flows. The current weighted‑average target asset allocations are reflective of actual investments at December 31, 2017 and 2016. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances.

The Company’s weighted‑average asset allocation and actual allocation for the qualified hourly pension plan by asset category at December 31 is as follows:

	Target	2017		2016
Large Cap Equity	34%	$2,259	35%	$1,991	36%
Mid Cap Equity	3%	199	3%	177	3%
Small Cap Equity	1%	73	1%	67	1%
International Equity	14%	950	15%	664	12%
Emerging Markets Equity	2%	128	2%	88	2%
Fixed Income and Cash Equivalents	40%	2,447	38%	2,256	40%
Real Estate	6%	382	6%	333	6%

Total	100%	$6,438	100%	$5,576	100%

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

The Company’s weighted‑average asset allocation and actual allocation for the qualified salaried pension plan by asset category at December 31 is as follows:

	Target	2017		2016
Large Cap Equity	21%	$6,111	23%	$8,444	36%
Mid Cap Equity	2%	542	2%	752	3%
Small Cap Equity	1%	201	1%	282	1%
International Equity	9%	2,573	9%	2,815	12%
Emerging Markets Equity	1%	348	1%	374	2%
Fixed Income and Cash Equivalents	60%	16,046	58%	9,565	40%
Real Estate	6%	1,644	6%	1,415	6%

Total	100%	$27,465	100%	$23,647	100%

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

The fair values of the Company’s pension plan assets as of December 31, 2017 are as follows:

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$13,384	$—	$13,384	$—
Fixed-income holdings	18,493	—	18,493	—
Alternative investments	2,026	—	—	2,026

Total pension plan assets	$33,903	$—	$31,877	$2,026

The fair values of the Company’s pension plan assets as of December 31, 2016 are as follows:

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity holdings	$15,654	$—	$15,654	$—
Fixed-income holdings	11,821	—	11,821	—
Alternative investments	1,748	—	—	1,748

Total pension plan assets	$29,223	$—	$27,475	$1,748

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

Level 2 investments are based on quoted prices for similar assets in markets that are not active while Level 3 investments are comprised of a real estate fund for which the fair value is determined by taking the appraised values of the properties on hand plus other assets and subtracting mortgage loans and other liabilities.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3):

	December 31,
	2017	2016
Balance, beginning of year	$1,748	$1,364
Deposits	100	101
Actual return on plan assets held at reporting date	142	138
Withdrawals	36	145
Balance, end of year	$2,026	$1,748

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

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,333	$6,896
Service cost	205	210
Interest cost	278	278
Participant contributions	25	38
Changes in actuarial assumptions	(853)	53
Benefits paid	(39)	(142)
Projected benefit obligation at end of year	$6,949	$7,333
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$140	$140
Retiree health benefit obligation	6,809	7,193
	$6,949	$7,333

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2017	2016	2015
Components of net postretirement health benefit cost:
Service cost	$205	$210	$229
Interest cost	278	278	256
Amortization of net gain	(107)	(127)	(69)
Net postretirement healthcare benefit cost (income)	$376	$361	$416

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2017	2016	2015
Discount rate	3.8%	4.1%	3.7%
Immediate healthcare cost trend rate	*	**	***
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	60	60

* Health Care Cost Trend rate is assumed to be 7.0%  beginning in 2017 gradually reducing to an ultimate rate of 4.5% in 2026.

**Health Care Cost Trend rate is assumed to be 7.0%  beginning in 2016 gradually reducing to an ultimate rate of 4.5% in 2025.

***Health Care Cost Trend rate is assumed to be 7.0%  beginning in 2015 gradually reducing to an ultimate rate of 4.5% in 2024.

The discount rate used to determine the benefit obligation at December 31, 2017 and 2016 is 4.1% and 3.7%, respectively. For December 31, 2017, the health care cost trend rate is assumed to be 7.0% beginning in 2017 gradually reducing to an ultimate rate of 4.5% in 2026. For December 31, 2016, the health care cost trend rate is assumed to be 7.0% beginning in 2016 gradually reducing to an ultimate rate of 4.5% in 2025. For December 31, 2015, the health care cost trend rate is assumed to be 7.0%  beginning in 2015 gradually reducing to an ultimate rate of 4.5% in 2024.

A one percentage point change in the healthcare cost trend rate would have the following effect at December 31, 2017:

	1%	1%
	Increase	Decrease
Effect on total service and interest cost	$54	$(46)
Effect on postretirement benefit obligation	762	(669)

Amounts included in other comprehensive loss, net of tax, at December 31, 2017, which have not yet been recognized in net periodic pension or OPEB cost, were net actuarial gain (loss) of ($6,636) and $1,392 for the pension plans and postretirement healthcare benefit plans, respectively. The estimated actuarial gain (loss) for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension or OPEB cost during 2018 are ($706) and $211 for the pension plans and postretirement healthcare benefit plans, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

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

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. The Company matching contributions to the plan were approximately $625,  $863 and $377 for the years ended December 31, 2017, 2016 and 2015, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non‑discretionary employer contributions. The Company made non‑discretionary employer contributions of $1,128,  $901 and $1,264 in the years ended December 31, 2017, 2016 and 2015, respectively.  The Company additionally made contributions in the year ended December 31, 2015 of $299 into a separate Henderson defined contribution plan. The Company merged the plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2016.  The Company additionally made contributions in the year ended December 31, 2016 of $119 into a separate Dejana defined contribution plan.  The Company intends to merge the Dejana plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2018.

Non‑qualified plan

The Company also maintains a supplemental non‑qualified plan for certain officers and other key employees. Expense for this plan was $526, $511 and $496 for the years ended December 31, 2017, 2016 and 2015, respectively. The amount accrued was $4,980,  $3,471 and $2,482 as of December 31, 2017, 2016 and 2015, respectively. Amounts were determined based on the fair value of the liability at December 31, 2017, 2016 and 2015, respectively.  The Company holds assets that substantially equivalent to the liability and are intended to fund the liability.

12. Stock‑Based Compensation

Amended and Restated 2004 Stock Incentive Plan

As of December 31, 2017, no additional shares of common stock were reserved for issuance upon the exercise of stock options under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “A&R 2004 Plan”).   No further awards are permitted to be issued under the A&R 2004 Plan.

2010 Stock Incentive Plan

In connection with the IPO, in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders.  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance‑based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non‑employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2017, the Company had 1,147,750 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Stock Options

There were no stock options exercised in the years ended December 31, 2017 and 2016.  There were 26,350 stock options exercised with respect to the Company’s stock under the A&R 2004 Plan during the year ended

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

December 31, 2015. The option holder paid the Company the required aggregate exercise price of $111 for options exercised at the time of the exercise. Stock options were previously expensed over the vesting period and therefore no additional expense was recorded at the time of the exercise. There were no outstanding stock options at December 31, 2017, 2016 or 2015.  There were 10,890 shares that were cancelled during the year ended December 31, 2015.

As of December 31, 2017, December 31, 2016 and December 31, 2015, there were no unexercised stock options.

Restricted Stock

Restricted stock carries both voting and dividend rights. There was no restricted stock activity in the year ended December 31, 2017. A summary of restricted stock activity for the years ended December 31, 2016 and 2015 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2014	85,021	13.02	0.51	years
Granted	—	—	—	years
Vested	(70,320)	12.65
Cancelled and forfeited	—	—
Unvested at December 31, 2015	14,701	14.78	0.01	years
Granted	—	—	—
Vested	(14,701)	14.78
Cancelled and forfeited	—	—
Unvested at December 31, 2016	-	-	-	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $0,  $0 and $385 of compensation expense related to restricted stock awards for the years ended December 31, 2017, 2016, and 2015, respectively. There was no unrecognized compensation expense for shares expected to vest as of  December 31, 2017, 2016 and 2015.

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

In 2013, the Company’s compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $619,  $528 and $303 in additional expense in the years ended December 31, 2017, 2016 and 2015, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

The Company’s nominating and governance committee also approved a retirement provision for the RSUs issued to non‑employee directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2014	81,623	15.05	1.09	years
Granted	116,141	18.72	0.40	years
Vested	(147,217)	16.51
Cancelled and forfeited	(1,882)	15.82
Unvested at December 31, 2015	48,665	17.33	1.00	years
Granted	131,765	21.37	0.35	years
Vested	(132,640)	20.27
Cancelled and forfeited	—	—
Unvested at December 31, 2016	47,790	20.31	0.96	years
Granted	128,893	24.31	0.31	years
Vested	(128,697)	22.93
Cancelled and forfeited	(444)	33.60

Unvested at December 31, 2017	47,542	$23.95	0.84	years

Expected to vest in the future at December 31, 2017	45,830	$23.95	0.84	years

The Company recognized $1,732,  $1,516 and $1,643 of compensation expense related to the RSU awards in the years ended December 31, 2017, 2016 and 2015, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2017, expected to be earned through the requisite service period was approximately $461 and is expected to be recognized through 2020.

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

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2017, 2016 and 2015 that are subject to performance conditions. Upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees will be issued RSUs of which one third will vest immediately upon issuance. The remaining RSUs issued will be subject to vesting over the two years following the end of the performance period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. As of December 31, 2017, the performance conditions for share units granted in the year ended December 31, 2017 have

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

been met. Thus, in the first quarter of 2018, management estimates that 64,040 performance share units will be converted into RSUs. In the first quarter of 2017 and 2016 there were 87,876 and 71,428 performance share units that converted into RSUs, respectively. Upon conversion, the first third of the RSUs issued will immediately vest and be converted into common shares. The remaining two thirds of the RSUs issued will vest ratably over the remaining two‑year vesting period. The fair value per share of the awards is the closing stock price on the date of grant, which was $33.60,  $19.88 and $22.63 for the 2017, 2016 and 2015 grants, respectively.  The Company recognized $1,768,  $1,382 and $1,247 of compensation expense related to the awards granted in the years ended December 31, 2017, 2016, and 2015, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2017, expected to be recognized through the requisite service period was $424 and is expected to be recognized through 2020.

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

	2017	2016	2015
Basic earnings per common share
Net income	$55,324	$39,009	$44,176
Less income allocated to participating securities	715	540	604
Net income allocated to common shareholders	$54,609	$38,469	$43,572
Weighted average common shares outstanding	22,576,381	22,480,679	22,329,044
	$2.42	$1.71	$1.95
Earnings per common share assuming dilution
Net income	$55,324	$39,009	$44,176
Less income allocated to participating securities	715	540	604
Net income allocated to common shareholders	$54,609	$38,469	$43,572
Weighted average common shares outstanding	22,576,381	22,480,679	22,329,044
Incremental shares applicable to stock based compensation	11,267	-	12,731
Weighted average common shares assuming dilution	22,587,648	22,480,679	22,341,775
	$2.40	$1.70	$1.94

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

The Company leases facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2017:

	Related Party Leases	Third Party Leases	Total Leases

2018	$1,976	$1,105	$3,081
2019	1,976	1,087	3,063
2020	1,856	964	2,820
2021	1,796	920	2,716
2022	1,796	650	2,446
Thereafter	6,388	1,406	7,794
Total lease obligations	$15,788	$6,132	$21,920

The Company entered into lease agreements at the time of the close of the Dejana acquisition with parties that are affiliated with the former owners of Dejana and are still employed at Dejana post - acquisition.  The related parties continue to own land and buildings where Dejana conducts business.  The Company incurred $3,561 of total operating lease rent expense in the year ended 2017, of which $1,918 were to related parties.  The Company incurred $1,665 of total operating lease rent expense in the year ended 2016, of which $797 were to related parties.  As the Company makes monthly payments to the related parties, there are no amounts owed to the related parties at December 31, 2017 or 2016.

15. Segments

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

Work Truck Solutions.  The Work Truck Solutions segment, which was created as a result of the Dejana acquisition, includes the upfit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands.

Segment performance is evaluated based on segment net sales, gross margin and operating income. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts that include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. No single customer’s revenues amounted to 10% or more of the Company’s total revenue. Sales are primarily within the United States and substantially all assets are located within the United States.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

The following table shows summarized financial information concerning the Company’s reportable segments:

	2017	2016	2015

Net sales
Work Truck Attachments	$350,564	$360,638	$399,907
Work Truck Solutions	137,770	65,044	-
Corporate & Eliminations	(13,407)	(9,414)	501
	$474,927	$416,268	$400,408
Selling, general, and administrative expense
Work Truck Attachments	$31,398	$31,181	$33,307
Work Truck Solutions	15,138	7,303	-
Corporate & Eliminations	15,058	15,776	14,843
	$61,594	$54,260	$48,150
Income (loss) from operations
Work Truck Attachments	$78,088	$85,888	$93,489
Work Truck Solutions	9,825	3,077	-
Corporate & Eliminations	(17,822)	(19,847)	(16,138)
	$70,091	$69,118	$77,351
Depreciation Expense
Work Truck Attachments	$5,533	$5,377	$4,723
Work Truck Solutions	1,507	572	-
Corporate & Eliminations	143	197	196
	$7,183	$6,146	$4,919

Assets
Work Truck Attachments	$425,148	$439,937	$452,077
Work Truck Solutions	220,211	203,811	-
Corporate & Eliminations	39,817	22,425	44,935
	$685,176	$666,173	$497,012

Capital Expenditures
Work Truck Attachments	$6,408	$8,752	$9,980
Work Truck Solutions	1,972	1,078	-
Corporate & Eliminations	-	-	29
	$8,380	$9,830	$10,009

16. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2017 and 2016, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 22,590,897 and 22,501,640 shares were issued and outstanding as of December 31, 2017 and 2016, respectively. The par value of the common stock is $0.01 per share.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company’s assets and funds remaining after payment of liabilities.

17. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Balance at	Additions	Changes to	Balance at
	beginning	charged to	reserve, net(1)	end of year
	of year	earnings
Year ended December 31, 2017
Allowance for doubtful accounts	$1,158	$1,475	$(1,577)	$1,056
Valuation of deferred tax assets	640	-	137	777
Year ended December 31, 2016
Allowance for doubtful accounts	$1,343	$208	$(393)	$1,158
Valuation of deferred tax assets	647	-	(7)	640
Year ended December 31, 2015
Allowance for doubtful accounts	$1,667	$305	$(629)	$1,343
Valuation of deferred tax assets	1,600	-	(953)	647

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

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

18. Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2017 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2016	$(1,195)	$937	$(6,414)	$(6,672)
Other comprehensive loss before reclassifications	(338)	521	(670)	(487)
Amounts reclassified from accumulated other comprehensive loss: (1)	205	(66)	448	587
Balance at December 31, 2017	$(1,328)	$1,392	$(6,636)	$(6,572)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(107)
Tax expense	41

Reclassification net of tax	$(66)

Amortization of pension obligation:
Actuarial losses (a)	723
Tax benefit	(275)

Reclassification net of tax	$448

Unrealized losses on interest rate swaps reclassified to interest expense	330
Tax benefit	(125)

Reclassification net of tax	$205

(a) – These components are included in the computation of benefit plan costs in Note 11.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2016 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2015	$(937)	$1,048	$(6,294)	$(6,183)
Other comprehensive gain (loss) before reclassifications	(500)	(32)	(569)	(1,101)
Amounts reclassified from accumulated other comprehensive loss: (1)	242	(79)	449	612
Balance at December 31, 2016	$(1,195)	$937	$(6,414)	$(6,672)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gain (a)	(127)
Tax expense	48

Reclassification net of tax	$(79)

Amortization of pension obligation:
Actuarial losses (a)	724
Tax benefit	(275)

Reclassification net of tax	$449

Unrealized losses on interest rate swaps reclassified to interest expense	390
Tax benefit	(148)

Reclassification net of tax	$242

(a) – These components are included in the computation of benefit plan costs in Note 11.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

19. Quarterly Financial Information (Unaudited)

	2017
	First	Second	Third	Fourth

Net sales	$72,248	$139,371	$125,339	$137,969
Gross profit	$17,187	$45,033	$36,055	$44,811
Income (loss) before taxes	$(5,971)	$22,354	$15,081	$21,451
Net income (loss)	$(3,277)	$14,746	$9,327	$34,528
Basic net earnings (loss) per common share attributable to common shareholders	$(0.14)	$0.64	$0.41	$1.51
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.14)	$0.64	$0.40	$1.50
Dividends per share	$0.24	$0.24	$0.24	$0.24

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

20.  Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and is to be applied

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

using one of two retrospective application methods, with early application permitted for fiscal reporting periods beginning after December 15, 2016. The Company adopted ASC 606 using the modified retrospective method as of January 1, 2018. This approach was applied to all contracts not completed as of the date of initial application. The Company assessed the impact of the standard through contract testing at each of the Company’s reporting units. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. The Company expects this adjustment to retained earnings to be less than $0.4 million, with an expected impact to revenue in the range of $2.0 to $4.0 million, and an immaterial impact to net income on an ongoing basis. Prior periods will not be retrospectively adjusted. Due to the complexity of certain customer contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and therefore may vary in some instances. Based on its evaluation of the standard, the Company does not expect a material impact on its revenue recognition practices. The Company has identified and implemented changes to processes and controls to meet the standard’s updated reporting and disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amended guidance will become effective for the Company commencing in the first quarter of 2019. Entities are required to use a modified retrospective approach, with early adoption permitted. The Company is reviewing the revised guidance and assessing the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05 Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This amendment clarifies that a change in the counterparty to a derivative instrument does not on its own require dedesignation of the hedging instrument under Topic 815, provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. This update can be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. This update is not expected to have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance will become effective for the Company commencing in the first quarter of 2018. Early adoption is permitted.  The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Prior periods are required to be recast. The Company will adopt this standard as of January 1, 2018. Net periodic benefit cost for pensions and other postretirement benefits for the years ended December 31, 2017 and 2016 were $1,278 and $1,221 of which $561 and $531, respectively, related to service cost.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to improve the transparency and understandability of information and to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands Except Per Share Data)

permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

21.  Subsequent Events

On February 5, 2018, the Company entered into interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements have notional amounts of $50,000 and $150,000 effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The Company expects the two interest rates swaps are accounted for as cash flow hedges. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement effective as of December 31, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company will either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR.