Form 10-Q
period 2018-03-31
DOUGLAS DYNAMICS, INC
filed 2018-05-08
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of registrant’s common shares outstanding as of May 8, 2018 was 22,700,991.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$12,937	$36,875
Accounts receivable, net	41,130	79,120
Inventories	94,924	71,524
Inventories - truck chassis floor plan	4,555	7,711
Refundable income taxes paid	2	-
Prepaid and other current assets	3,164	2,883
Total current assets	156,712	198,113
Property, plant, and equipment, net	52,914	53,962
Goodwill	241,006	241,006
Other intangible assets, net	183,279	186,150
Other long-term assets	6,728	5,945
Total assets	$640,639	$685,176
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,590	$16,323
Accrued expenses and other current liabilities	18,050	21,004
Floor plan obligations	4,555	7,711
Income taxes payable	-	2,996
Current portion of long-term debt	2,749	32,749
Total current liabilities	40,944	80,783
Retiree health benefit obligation	6,913	6,809
Pension obligation	9,823	9,761
Deferred income taxes	41,018	39,269
Long-term debt, less current portion	274,391	274,872
Other long-term liabilities	16,248	17,004
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,700,991 and 22,590,897 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	227	226
Additional paid-in capital	148,683	147,287
Retained earnings	108,140	115,737
Accumulated other comprehensive loss, net of tax	(5,748)	(6,572)
Total stockholders’ equity	251,302	256,678
Total liabilities and stockholders’ equity	$640,639	$685,176

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(unaudited)

Net sales	$83,964	$72,248
Cost of sales	63,937	55,061
Gross profit	20,027	17,187
Selling, general, and administrative expense	16,146	14,877
Intangibles amortization	2,871	2,749
Income (loss) from operations	1,010	(439)
Interest expense, net	(3,945)	(5,296)
Other expense, net	(203)	(236)
Loss before taxes	(3,138)	(5,971)
Income tax benefit	(1,262)	(2,694)
Net loss	$(1,876)	$(3,277)
Weighted average number of common shares outstanding:
Basic	22,623,518	22,532,027
Diluted	22,623,518	22,532,027
Loss per common share:
Basic	$(0.08)	$(0.14)
Diluted	$(0.08)	$(0.14)
Cash dividends declared and paid per share	$0.27	$0.24
Comprehensive loss	$(1,052)	$(3,311)

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(unaudited)

Operating activities
Net loss	$(1,876)	$(3,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,701	4,485
Amortization of deferred financing costs and debt discount	304	303
Stock-based compensation	1,420	1,350
Provision for losses on accounts receivable	182	128
Deferred income taxes	1,749	773
Changes in operating assets and liabilities:
Accounts receivable	40,193	36,596
Inventories	(25,275)	(27,489)
Prepaid and refundable income taxes and other assets	(1,199)	(5,114)
Accounts payable	(208)	(2,168)
Accrued expenses and other current liabilities	(5,950)	(1,596)
Benefit obligations and other long-term liabilities	234	282
Net cash provided by operating activities	14,275	4,273
Investing activities
Capital expenditures	(1,307)	(1,306)
Net cash used in investing activities	(1,307)	(1,306)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(23)	(923)
Payments of financing costs	-	(932)
Earnout payment	-	(5,487)
Dividends paid	(6,098)	(5,495)
Repayment of long-term debt	(30,785)	(789)
Net cash used in financing activities	(36,906)	(13,626)
Change in cash and cash equivalents	(23,938)	(10,659)
Cash and cash equivalents at beginning of period	36,875	18,609
Cash and cash equivalents at end of period	$12,937	$7,950

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$7,301	$12,247

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2017 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on March 1, 2018.

The Company currently conducts business in two segments: Work Truck Attachments and Work Truck Solutions. Financial information regarding these segments is reported in Note 15 to the Unaudited Condensed Consolidated Financial Statements.

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2018 and the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017 and condensed cash flows for the three months ended March 31, 2018 and 2017 have been prepared by the Company and have not been audited.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance, herein referred to as Topic 606, is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See Note 2 for additional information.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Prior periods are required to be recast. The Company adopted this standard on January 1, 2018. The impact of this standard was a reclassification of $179 of other components of net periodic benefit cost to Other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017.  The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its pension and other postretirement benefits not for the prior period as the estimation basis for applying the required retrospective presentation requirements.

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

o

ASU No 2016-09 also eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. This requirement was adopted prospectively by the Company. The impact of this section of the standard was a benefit of $616 to income tax expense for the three month period ended March 31, 2017. In addition, the ASU requires that the excess tax benefit be removed from the overall calculation of diluted shares. The impact on diluted earnings per share of this adoption was not material.

2.Revenue Recognition

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net increase to opening retained earnings of $378 as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods; however, additional disclosures have been added in accordance with the ASU.

The adoption of Topic 606 did not have a significant impact on the Work Truck Attachments segment. In the Work Truck Solutions segment, the standard changed the timing of revenue for truck upfits of customer-owned chassis from a point in time to over time. This change in timing of revenue recognition increased revenue by $294 in the three months ended March 31, 2018.

Revenue Streams

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. Additionally, contract amounts represent the full amount of the transaction price as agreed upon with the customer at the time of order, resulting in a single performance obligation in all cases.

Work Truck Attachments

The Company recognizes revenue upon shipment of equipment to the customer. Additionally, the Company performs upfitting services within the Work Truck Attachments segment. For upfit sales, customers are billed separately for the truck chassis by the chassis manufacturer.  The Company only records sales for the amount of the up-fit, excluding the truck chassis. The Company acts as a garage keeper and never takes ownership or title to the truck chassis and does not pay interest associated with the truck chassis while on its premises within the Work Truck Attachments segment.

Within the Work Truck Attachments segment, the Company offers a variety of discounts and sales incentives to its distributors. The estimated liability for sales discounts and allowances is calculated using the expected value method and recorded at the time of sale as a reduction of net sales. The liability is estimated based on the costs of the program, the planned duration of the program and historical experience.

The Work Truck Attachments segment has three revenue streams, as identified below.

Independent Dealer Sales – Revenues from sales to independent dealers are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment. In these instances, each product is considered a separate performance obligation, and revenue is recognized upon shipment of the goods. Any shipping and handling activities performed by the Company after the transfer of control to the customer (e.g., when control transfers upon shipment) are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.

State and Local Bids – The Company records revenue of separately sold snow and ice equipment upon shipment and fully upfit vehicles upon delivery.  The state and local bid process does not obligate the entity to buy any products from the Company, but merely allows the entity to purchase products in the future typically for a fixed period of time. The entity commits to actually purchasing products from the Company when it issues purchase orders off of a previously awarded bid, which lists out actual quantities of equipment being ordered and the delivery terms. On upfit transactions, the Company is providing a significant service by assembling and integrating the individual products onto the customer’s truck. Each individual product and installation activity is highly interdependent and highly interrelated, and therefore the Company considers the manufacture and upfit of a truck a single performance obligation. Any shipping and handling activities performed by the Company after the transfer of control to the Customer (e.g., when control transfers upon shipment) are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.

Parts & Accessory Sales – The Company’s equipment is used in harsh conditions and parts frequently wear out. These parts drive recurring revenues through parts and accessory sales. The process for recording parts and accessory sales is consistent with the independent dealer sales noted above.

Work Truck Solutions

The Work Truck Solutions segment primarily participates in the truck and vehicle upfitting industry in the United States. Customers are billed separately for the truck chassis by the chassis manufacturer.  The Company only records sales for the amount of the upfit, excluding the truck chassis.   The Company obtains the truck chassis from the truck chassis manufacturer through either its floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer. Additionally, in some instances the Company upfits chassis which are owned by the end customer.  For truck chassis acquired through the floor plan agreement, the Company holds title to the vehicle from the time the chassis is received by the Company until the completion of the up-fit.  Under the bailment pool agreement, the Company does not take title to the truck chassis, but rather only holds the truck chassis on consignment.   The Company pays interest on both of these arrangements as discussed below in Note 8.  The Company records revenue in the same manner net of the value of the truck chassis in both the Company’s floor plan and bailment pool agreements. The Company does not set the price for the truck chassis, is not responsible for the billing of the chassis and does not have inventory risk in either the bailment pool or floor plan agreements.

Revenues from the sales of the Work Truck Solutions products are generally recognized net of the truck chassis with the selling price to the customer recorded as sales and the manufacturing and up-fit cost of the product recorded as cost of sales. In these cases, the Company acts as an agent as it does not have inventory or pricing control over the truck chassis.  Within the Work Truck Solutions segment, the Company also sells certain third-party products for which it acts as an agent.  These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

The Work Truck Solutions segment has three revenue streams, as identified below.

Fleet Upfit Sales – The Company enters contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles increased revenue by $294 for the three months ended March 31, 2018.

Dealer Upfit Sales – The Company upfits work trucks for independent dealer customers. Dealer upfit revenue is recorded upon delivery. The customer does not own the vehicles during the upfit process, and as such revenue is recorded at a point in time upon delivery to the customer.

Over the Counter / Parts & Accessory Sales – Work Truck Solutions part and accessory sales are recorded as revenue upon shipment. Additionally, customers can purchase parts at any of the Company’s showrooms.  In these instances, each product is considered a separate performance obligation, and revenue is recognized upon shipment of the goods or customer pick up.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by customer type and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

Revenue by customer type was as follows:

Three Months Ended March 31, 2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Independent dealer	$ 33,638	$ 19,891	$ -	$ 53,529
Government	13,821	-	-	13,821
Fleet	-	14,352	-	14,352
Other	-	4,470	(2,208)	2,262
Total revenue	$ 47,459	$ 38,713	$ (2,208)	$ 83,964

Revenue by timing of revenue recognition was as follows:

Three Months Ended March 31, 2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Point in time	$ 47,459	$ 15,376	$ (2,208)	$ 60,627
Over time	-	23,337	-	23,337
Total revenue	$ 47,459	$ 38,713	$ (2,208)	$ 83,964

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three months ended March 31, 2018:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,048	$1,819	$(1,648)	$2,219

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. There were no contract assets as of March 31, 2018. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract. The change in the contract liabilities balance is driven by an increase in customer payments received in advance of performance.

The Company recognized revenue of $279 during the three months ended March 31, 2018, which amount was included in contract liabilities at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain optional exemptions that limit this requirement. The Company has various contracts that meet the following optional exemptions provided by ASC 606:

1.	The performance obligation is part of a contract that has an original expected duration of one year or less.

2.	Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55-18.

3.

The variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met.

After considering the above optional exemptions, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period is immaterial. Specifically, all obligations are expected to be less than one year, revenue is recognized from the satisfaction of the performance obligations and variable consideration is allocated entirely to wholly unsatisfied performance obligations.

Practical Expedients and Exemptions

As allowed under Topic 606, the Company adopted the following practical expedients and exemptions:

•

The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year. The Company records these costs within selling, general and administrative expenses.

•

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

•	The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

•	The Company excludes from the transaction price all sales taxes that are assessed by a governmental authority.

•

The Company does not adjust the promised amount of consideration for the effects of a significant financing component, as it expects at contract inception that the period between the transfer to a promised good or service to a customer and the customer’s payment for the good or service will be one year or less.

•

The Company accounts for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

Impact of New Revenue Guidance on Financial Statement Line Items

In accordance with Topic 606, the disclosure of the impact of adoption to the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Net sales	$ 83,964	$ 83,670	$ 294
Cost of sales	63,937	63,748	189
Gross profit	20,027	19,922	105
Selling, general, and administrative expense	16,146	16,146	-
Intangibles amortization	2,871	2,871	-
Income from operations	1,010	905	105
Interest expense, net	(3,945)	(3,945)	-
Other expense, net	(203)	(203)	-
Loss before taxes	(3,138)	(3,243)	105
Income tax benefit	(1,262)	(1,290)	28
Net loss	$ (1,876)	$ (1,953)	$ 77
Loss per common share:
Basic	$ (0.08)	$ (0.09)	$ 0.01
Diluted	$ (0.08)	$ (0.09)	$ 0.01

In accordance with Topic 606, the disclosure of the impact of adoption to the condensed consolidated balance sheet was as follows:

	As of March 31, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Assets:
Accounts Receivable	$ 41,130	$ 39,039	$ 2,091
Inventory	94,924	96,610	(1,686)
Liabilities:
Deferred tax liability	41,018	40,913	105
Shareholder's Equity:
Retained Earnings	108,140	107,762	378

3.Acquisition

On May 1, 2017, the Company purchased substantially all of the assets of Arrowhead Equipment, Inc. (“Arrowhead”). Total consideration was $7,385. The acquisition includes Arrowhead’s assets acquired at two up-fit locations in Albany and Queensbury, New York that are both being leased by the Company. The assets were acquired with on hand cash and short term borrowings under the Company’s Revolving Credit Agreement. The acquired assets are included in the Work Truck Solutions segment and were acquired to expand the geographical footprint of that segment. The Company incurred $38 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Condensed Consolidated Statements of Income in the three months ended March 31, 2017.

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

The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company.  The Company will be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.  The acquisition was accounted for under the acquisition method of accounting, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. For the three months ended March 31, 2018, the Arrowhead assets contributed $3,138 of revenues and $313 of pre-tax operating income to the Company.

4.Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2018	2017
Assets:
Other long-term assets (a)	$5,397	$4,840

Total Assets	$5,397	$4,840

Liabilities:
Interest rate swaps (b)	$1,191	$2,178
Long term debt (c)	281,544	312,384
Earnout - Henderson (d)	475	529
Earnout - Dejana (e)	3,100	3,100
Total Liabilities	$286,310	$318,191

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $506 and $685 at March 31, 2018 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $597 and $1,581 at December 31, 2017 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $33 and $442, respectively, at March 31, 2018 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $165 and $442, respectively, at March 31, 2017 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017

Beginning Balance	$529	$636
Additions	—	—
Adjustments to fair value	—	—
Payment to former owners	(54)	(29)
Ending balance	$475	$607

(e) Included in Other long term liabilities in the amount of $3,100 at March 31, 2018 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by the Peter Paul Dejana Family Trust dated 12/31/98 (“Dejana”). Included in Other long term liabilities in the amount of $4,886 at March 31, 2017 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana.  Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017

Beginning Balance	$3,100	$10,373
Additions	—	—
Adjustments to fair value	—	—
Payment to former owners	—	(5,487)
Ending balance	$3,100	$4,886

5.Inventories

Inventories consist of the following:

	March 31,	December 31,
	2018	2017

Finished goods	$59,961	$35,547
Work-in-process	6,622	7,774
Raw material and supplies	28,341	28,203
	$94,924	$71,524

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 8.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At March 31, 2018 and December 31, 2017, the Company had $4,555 and $7,711 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

Unlike the floor plan agreement, the Company does not record inventory related to the truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment.  Like the revenue recognized on floor plan arrangement, revenue recognized for up-fitting services on chassis acquired through the bailment agreement are also recognized net of the truck chassis.

6.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2018	2017

Land	$2,378	$2,378
Land improvements	4,357	4,357
Leasehold Improvements	4,288	4,183
Buildings	26,920	26,846
Machinery and equipment	44,892	44,618
Furniture and fixtures	14,011	13,681
Mobile equipment and other	4,640	4,576
Construction-in-process	4,229	4,320
Total property, plant and equipment	105,715	104,959
Less accumulated depreciation	(52,801)	(50,997)
Net property, plant and equipment	$52,914	$53,962

7. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2018
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	56,000	24,000
Customer relationships	80,920	12,631	68,289
Patents	21,136	11,036	10,100
Noncompete agreements	8,640	7,260	1,380
Trademarks	5,459	3,549	1,910
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	92,396	105,679
Total	$275,675	$92,396	$183,279

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2017
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	55,000	25,000
Customer relationships	80,920	11,304	69,616
Patents	21,136	10,721	10,415
Noncompete agreements	8,640	7,055	1,585
Trademarks	5,459	3,525	1,934
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	89,525	108,550
Total	$275,675	$89,525	$186,150

Amortization expense for intangible assets was $2,871 and $2,749 for the three months ended March 31, 2018 and 2017, respectively. Estimated amortization expense for the remainder of 2018 and each of the succeeding five years is as follows:

2018	$8,607
2019	10,954
2020	10,932
2021	10,670
2022	10,520
2023	10,520

6.

8.Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2018	2017

Term Loan, net of debt discount of $1,464 and $1,562 at March 31, 2018 and December 31, 2017, respectively	$280,143	$310,830
Less current maturities	2,749	32,749
Long term debt before deferred financing costs	277,394	278,081
Deferred financing costs, net	3,003	3,209
Long term debt, net	$274,391	$274,872

On February 8, 2017 the Company entered into an amendment to its senior secured term loan facility (the “Term Loan Credit Agreement”) to decrease the interest rate margins that apply to the term loan facility from 3.25% to 2.50% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 4.25% to 3.50% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement), such that the senior secured term loan facility generally bears interest at a rate of (at the Company’s election) either (i) 2.50% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 2.00% or (ii) 3.50% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  Meanwhile the discount, principal and tenure of the Company’s Term Loan Credit Agreement has remained unchanged.   The amendment to the Term Loan Credit Agreement did not result in a significant debt modification under ASC 470-50.  Additionally, the Company incurred approximately $932 in costs with third parties directly related to the amendment that the Company expensed as incurred in the year ended December 31, 2017.

On August 17, 2017 the Company entered into an amendment to the Term Loan Credit Agreement to further decrease the interest rate margins that apply to the term loan facility from 2.50% to 2.00% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 3.50% to 3.00% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement), such that the senior secured term loan facility generally bears interest at a rate of (at the Company’s election) either (i) 2.00% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 2.00% or (ii) 3.00% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%.  Meanwhile the discount, principal and tenure of the Company’s Term Loan Credit Agreement has remained unchanged.   The amendment to the Term Loan Credit Agreement did not result in a significant debt modification under ASC 470-50.  Additionally, the Company incurred approximately $676 in costs with third parties directly related to the amendment that the Company expensed as incurred in the year ended December 31, 2017.

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

At March 31, 2018, the Company had outstanding borrowings under the Term Loan Credit Agreement of $280,143, no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $54,491.  At December 31, 2017, the Company had outstanding borrowings under the Term Loan Credit Agreement of $310,830, no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $99,463.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12,500 in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12,500 cap and a separate one-time $15,000  capital expenditures  to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At March 31, 2018, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long term debt.  As of March 31, 2018, the Company was not required to make additional excess cash flow payments during fiscal 2018. The Company made a required excess cash flow payment of $11,279 and a voluntary payment of $18,721 on January 31, 2018.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  On February 5, 2018, the Company entered into additional interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements have notional amounts of $50,000 and $150,000 effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The interest rates swaps are accounted for as cash flow hedges. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company either received or made payments on a monthly basis based on the differential between 6.105% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company will either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR. The interest rate swaps’ negative fair value at March 31, 2018 was $1,191, of which $506 and $685 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  Meanwhile, the interest rate swaps’ negative fair value at December 31, 2017 was $2,178, of which $597 and $1,581 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

The Company receives on consignment, truck chassis on which it performs up-fitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of March 31, 2018 and December 31, 2017 were $15,805 and $17,447, respectively. The Company is responsible to the manufacturer for interest on chassis held for up-fitting. Interest rates vary depending on the number of days in the bailment pool. As of March 31, 2018, rates were based on prime plus a margin ranging from 0% to 8%.  During the three months ended March 31, 2018, the Company incurred $29 in interest on the bailment pool arrangement. During the three months ended March 31, 2017, the Company incurred $92 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $20,000 with a financial institution.  The terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expires on December 31, 2018.  Under the floor plan agreement the Company receives truck chassis and title on up-fitting service installations.  Upon up-fit completion, the title transfers from the Company to the dealer customer.   The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%.  The obligation under the floor plan agreement was $4,555 and $7,711 at March 31, 2018 and December 31, 2017, respectively.  During the three months ended March 31, 2018, the Company incurred $52 in interest on the floor plan arrangements. During the three months ended March 31, 2017, the Company incurred $30 in interest on the floor plan arrangements.

9.Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities are summarized as follows:

	March 31,	December 31,
	2018	2017

Payroll and related costs	$4,652	$6,923
Employee benefits	5,520	4,701
Accrued warranty	2,747	3,262
Other	5,131	6,118
	$18,050	$21,004

10.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $4,630 at March 31, 2018, of which $1,883 is included in Other long term liabilities and $2,747 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.  The warranty reserve was $5,677 at December 31, 2017, of which $2,415 is included in Other long term liabilities and $3,262 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2018	2017

Balance at the beginning of the period	$5,677	$6,160
Warranty provision	662	626
Claims paid/settlements	(1,709)	(1,505)
Balance at the end of the period	$4,630	$5,281

11.                 Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended
	March 31,	March 31,
	2018	2017

Component of net periodic pension cost:
Service cost	$102	$89
Interest cost	389	403
Expected return on plan assets	(475)	(448)
Amortization of net loss	176	181
Net periodic pension cost	$192	$225

The Company estimates its total required minimum contributions to its pension plans in 2018 will be $72.  Through March 31, 2018, the Company has made $14 of cash contributions to the pension plans versus $529 through the same period in 2017.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended
	March 31,	March 31,
	2018	2017

Component of periodic other postretirement benefit cost:
Service cost	$47	$51
Interest cost	58	70
Amortization of net gain	(52)	(27)
Net periodic other postretirement benefit cost	$53	$94

Service cost is included in Income from operations on the Condensed Consolidated Statement of Operations and Comprehensive Loss. The other components of net periodic pension and postretirement benefit cost are included in Other expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

12.Loss per Share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of common shares, using the two-class method.  As the Company has granted restricted stock units (“RSUs”) that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated loss per share pursuant to the two-class method, which is a loss allocation formula that determines loss per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all losses (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.  Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive non-participating securities, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive.  Weighted average potentially dilutive non-participating RSU’s were 11,716 and 4,770 in the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended
	March 31,	March 31,
	2018	2017
Basic loss per common share
Net loss	$(1,876)	$(3,277)
Less loss allocated to participating securities	(26)	(44)
Net loss allocated to common shareholders	$(1,850)	$(3,233)
Weighted average common shares outstanding	22,623,518	22,532,027
	$(0.08)	$(0.14)

Loss per common share assuming dilution
Net loss	$(1,876)	$(3,277)
Less loss allocated to participating securities	(26)	(44)
Net loss allocated to common shareholders	$(1,850)	$(3,233)
Weighted average common shares outstanding	22,623,518	22,532,027
Incremental shares applicable to non-participating RSUs	-	-
Weighted average common shares assuming dilution	22,623,518	22,532,027
	$(0.08)	$(0.14)

13.Employee Stock Plans

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. For the 2018 equity grants, the retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $742 and $619 in additional expense in the first quarter of 2018 and 2017, respectively, for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2018 that are subject to performance conditions over a three year performance period for the years ending 2018 through 2020. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. For performance share grants in prior years, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $37.40. The Company recognized $491 and $151 of compensation expense related to the awards in the three months ended March 31, 2018 and March 31, 2017, respectively.  The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2018, expected to be earned through the requisite service period was approximately $2,042 and is expected to be recognized through 2021.

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

A summary of RSU activity for the three months ended March 31, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2017	47,542	$23.95	0.84	years
Granted	134,585	$35.71	0.71	years
Vested	(96,034)	$30.54
Cancelled and forfeited	-	$-

Unvested at March 31, 2018	86,093	$34.98	1.21	years

Expected to vest in the future at March 31, 2018	86,093	$34.98	1.21	years

The Company recognized $929 and $1,198 of compensation expense related to the RSU awards in the three months ended March 31, 2018 and March 31, 2017, respectively. The unrecognized compensation expense, calculated under the fair value method for shares that were, as of March 31, 2018, expected to be earned through the requisite service period was approximately $2,569 and is expected to be recognized through 2021.

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

14.Commitments and Contingencies

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

Work Truck Attachments.  The Work Truck Attachments segment includes snow and ice management attachments sold under the FISHER®, WESTERN®, HENDERSON® and SNOWEX® brands.  This segment consists of our operations that, prior to the Company’s acquisition of Dejana, were the Company’s single operating segment, consisting of the manufacture and sale of snow and ice control products.

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

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Net sales
Work Truck Attachments	$47,459	$43,578
Work Truck Solutions	38,713	29,659
Corporate & Eliminations	(2,208)	(989)
	$83,964	$72,248
Selling, general, and administrative expense
Work Truck Attachments	$7,013	$6,949
Work Truck Solutions	5,058	3,772
Corporate & Eliminations	4,075	4,156
	$16,146	$14,877
Income (loss) from operations
Work Truck Attachments	$4,096	$1,992
Work Truck Solutions	1,353	818
Corporate & Eliminations	(4,439)	(3,249)
	$1,010	$(439)
Depreciation Expense
Work Truck Attachments	$1,371	$1,377
Work Truck Solutions	428	315
Corporate & Eliminations	31	44
	$1,830	$1,736
Assets
Work Truck Attachments	$410,694	$429,452
Work Truck Solutions	210,156	202,045
Corporate & Eliminations	19,789	19,716
	$640,639	$651,213
Capital Expenditures
Work Truck Attachments	$632	$873
Work Truck Solutions	150	433
	$782	$1,306

All intersegment sales are eliminated in consolidation.

16.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax benefit was 40.2% and 45.1% for the three months ended March 31, 2018 and 2017, respectively, a decrease in tax benefit of 4.9%. The effective tax benefit for the three months ended March 31, 2018 was lower when compared to the same period in 2017 by 12.0% due to the lower corporate tax rate resulting from the passage of the Tax Cuts and Jobs Act (“Tax Act”) that went into effect December 22, 2017. Offsetting this decrease was an increase in benefit due to excess stock compensation recognized of 6.6%. For the three months ended March 31, 2018 and 2017, the Company recognized a discrete tax benefit related to excess tax benefits from stock compensation of $530 and $616, respectively. The Company continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

17.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2018 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2017	$(1,328)	$1,392	$(6,636)	$(6,572)
Other comprehensive loss before reclassifications	711	—	—	711
Amounts reclassified from accumulated other comprehensive loss: (1)	21	(38)	130	113
Balance at March 31, 2018	$(596)	$1,354	$(6,506)	$(5,748)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(52)
Tax expense	14
Reclassification net of tax	$(38)
Amortization of pension items:
Actuarial losses (a)	176
Tax benefit	(46)
Reclassification net of tax	$130

Realized losses on interest rate swaps reclassified to interest expense	29
Tax benefit	(8)
Reclassification net of tax	$21

(a) These components are included in the computation of benefit plan costs in Note 9.

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2017 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2016	$(1,195)	$937	$(6,414)	$(6,672)
Other comprehensive loss before reclassifications	(189)	-	-	(189)
Amounts reclassified from accumulated other comprehensive loss: (1)	60	(17)	112	155
Balance at March 31, 2017	$(1,324)	$920	$(6,302)	$(6,706)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(27)
Tax expense	10
Reclassification net of tax	$(17)
Amortization of pension items:
Actuarial losses (a)	181
Tax benefit	(69)
Reclassification net of tax	$112
Realized losses on interest rate swaps reclassified to interest expense	97
Tax benefit	(37)
Reclassification net of tax	$60

(a)	These components are included in the computation of benefit plan costs in Note 11.

18. Recent Accounting Pronouncements

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our ability to maintain good relationships with our distributors; (iv) our inability to maintain good relationships with the original equipment manufacturers with whom we currently do significant business; (v) lack of available or favorable financing options for our end-users, distributors or customers; (vi) increases in the price of steel or other materials necessary for the production of our products that cannot be passed on to our distributors; (vii) increases in the price of fuel; (viii) the inability of our suppliers and original equipment manufacturer partners to meet our volume or quality requirements; (ix) inaccuracies in our estimates of future demand for our products; (x) our inability to protect or continue to build our intellectual property portfolio; (xi) the effects of laws and regulations and their interpretations on our business and financial condition; (xii) our inability to develop new products or improve upon existing products in response to end-user needs; (xiii) losses due to lawsuits arising out of personal injuries associated with our products; (xiv) factors that could impact the future declaration and payment of dividends; (xv) our inability to compete effectively against competition; and (xvi) our inability to achieve the projected financial performance with the business of Henderson, which we acquired in 2014 , or the assets of Dejana, which we acquired in 2016, and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.    Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Overview

The adoption of Topic 606 did not have a significant impact on the Work Truck Attachments segment. In the Work Truck Solutions segment, the standard changed the timing of revenue for truck upfits of customer-owned chassis from a point in time to over time. This change in timing of revenue recognition increased revenue by $0.3 million in the three months ended March 31, 2018.

The following table sets forth, for the three months ended March 31, 2018 and 2017, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2018 and 2017 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(unaudited)
	(in thousands)

Net sales	$83,964	$72,248
Cost of sales	63,937	55,061
Gross profit	20,027	17,187
Selling, general, and administrative expense	16,146	14,877
Intangibles amortization	2,871	2,749
Income (loss) from operations	1,010	(439)
Interest expense, net	(3,945)	(5,296)
Other expense, net	(203)	(236)
Loss before taxes	(3,138)	(5,971)
Income tax benefit	(1,262)	(2,694)
Net loss	$(1,876)	$(3,277)

The following table sets forth for the three months ended March 31, 2018 and 2017, the percentage of certain items in our condensed consolidated statement of operations, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	76.1%	76.2%
Gross profit	23.9%	23.8%
Selling, general, and administrative expense	19.2%	20.6%
Intangibles amortization	3.5%	3.8%
Income (loss) from operations	1.2%	(0.6)%
Interest expense, net	(4.7)%	(7.3)%
Other expense, net	(0.2)%	(0.3)%
Loss before taxes	(3.7)%	(8.3)%
Income tax benefit	(1.5)%	(3.8)%
Net loss	(2.2)%	(4.5)%

Net Sales

Net sales were $84.0 million for the three months ended March 31, 2018 compared to $72.2 million in the three months ended March 31, 2017, an increase of $11.8 million, or 16.3%. Overall, sales increased due to the timing and location of snowfall during the quarter and overall increased demand. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Net sales
Work Truck Attachments	$47,459	$43,578
Work Truck Solutions	38,713	29,659
Corporate & Eliminations	(2,208)	(989)
	$83,964	$72,248

Net sales at our Work Truck Attachments segment were $47.5 million for the three months ended March 31, 2018 compared to $43.6 million in the three months ended March 31, 2017, an increase of $3.9 million due primarily to the timing and location of snowfall in our key markets. Snowfall during the snow season ended March 31, 2018 were near historical averages, while the snow season ending March 31, 2017 saw below average levels. Strong parts and accessories sales for our commercial products were slightly offset by sales decreases in our municipal products, due to ongoing chassis supply availability issues.

Net sales at our Work Truck Solutions segment were $38.7 million for the three months ended March 31, 2018 compared to $29.7 million in the three months ended March 31, 2017, an increase of $9.0 million due primarily to increased demand and the inclusion of sales from additional facilities of $3.1 million in the three months ended March 31, 2018.

Cost of Sales

Cost of sales was $63.9 million for the three months ended March 31, 2018 compared to $55.1 million for the three months ended March 31, 2017, an increase of $8.8 million, or 16.0%. The increase in cost of sales for the three months ended March 31, 2018 compared to the corresponding periods in 2017 was driven by increased sales as discussed above under “—Net Sales” and by the addition of cost of sales attributable to additional facilities of $2.5 million. Cost of sales as a percentage of sales were relatively flat and were 76.1% for the three month period ended March 31, 2018 compared to 76.2% for the three month period ended March 31, 2017.

Gross Profit

Gross profit was $20.0 million for the three months ended March 31, 2018 compared to $17.2 million for the three months ended March 31, 2017, an increase of $2.8 million, or 16.3%.  Gross profit increased for the three month period due to increased sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit was relatively flat, changing from 23.8% for the three months ended March 31, 2017 to 23.9% for the corresponding period in 2018.

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $19.0 million for the three months ended March 31, 2018, compared to $17.8 million for the three months ended March 31, 2017, an increase of $1.2 million, or 6.7%. See the following summary of Selling, general and administrative expenses, including intangibles amortization by segment:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Selling, general, and administrative expense
Work Truck Attachments	$7,013	$6,949
Work Truck Solutions	5,058	3,772
Corporate & Eliminations	4,075	4,156
	$16,146	$14,877
Intangibles amortization
Work Truck Attachments	$1,728	$1,726
Work Truck Solutions	1,143	1,023
Corporate & Eliminations	-	-
	$2,871	$2,749
Selling, general, and administrative expense including intangibles amortization
Work Truck Attachments	$8,741	$8,675
Work Truck Solutions	6,201	4,795
Corporate & Eliminations	4,075	4,156
	$19,017	$17,626

For Work Truck Attachments, selling, general and administrative expenses remained relatively flat and were $8.7 million in both the three months ended March 31, 2017 and 2018.

For Work Truck Solutions, selling, general and administrative expenses was $6.2 million in the three months ended March 31, 2018 compared to $4.8 million in the three months ended March 31, 2017, an increase of $1.4 million or 29.2%. This increase was due to the inclusion of additional facilities in the three months ended March 31, 2018, with a total expense of $0.3 million, an increase in legal expenses and increased commissions as a result of higher sales described above under “—Net Sales”.

Income (loss) from operations

Income (loss) from operations was $1.0 million for the three months ended March 31, 2018 compared to ($0.4) million for the three months ended March 31, 2017, an increase of $1.4 million, or 350.0%.  See below for a discussion of income (loss) from operations for each of our segments.

Income from operations at our Work Truck Attachments segment was $4.1 million for the three months ended March 31, 2018 compared to $2.0 million for the three months ended March 31, 2017, an increase of $2.1 million, or 105.0%.  The changes in income from operations for the three months ended March 31, 2018 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “— Selling, General and Administrative Expense.”

Income from operations at our Work Truck Solutions segment was $1.4 million for the three months ended March 31, 2018 compared to $0.8 million for the three months ended March 31, 2017, an increase of $0.6 million, or 75.0%. The changes in income from operations for the three months ended March 31, 2018 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “— Selling, General and Administrative Expense.”

Interest Expense

Interest expense was $3.9 million for the three months ended March 31, 2018, which was lower than the $5.3 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended March 31, 2018 was due to more favorable interest rate in 2018 due to debt refinances completed in February and August 2017, as well as lower debt balance from repayments of $30.0 million in 2018. In addition, the Company incurred $0.9 million of financing costs in the three months ended March 31, 2017 related to the amendment to its Term Loan Credit Agreement to decrease the interest rate margins that apply to the term loan facility.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization. The Company’s effective tax benefit was 40.2% and 45.1% for the three months ended March 31, 2018 and 2017, respectively, a decrease in tax benefit of 4.9%. The effective tax benefit for the three months ended March 31, 2018 was lower when compared to the same period in 2017 by 12.0% due to the lower corporate tax rate resulting from the passage of the Tax Act that went into effect December 22, 2017. Offsetting this decrease was an increase in benefit due to excess stock compensation recognized of 6.6%. For the three months ended March 31, 2018 and 2017, the Company recognized a discrete tax benefit related to excess tax benefits from stock compensation of $0.5 million and $0.6 million, respectively. The Company continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Net Loss

Net loss for the three months ended March 31, 2018 was ($1.9) million, compared to net loss of ($3.3) million for the corresponding period in 2017, a decrease in net loss of $1.4 million. The decrease in net loss for the three months ended March 31, 2018 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,”

and “— Selling, General and Administrative Expense.”  As a percentage of net sales, net loss was (2.2%) for the three months ended March 31, 2018 compared to (4.5%) for the three months ended March 31, 2017.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2018 was $7.1 million compared to $5.2 million in the corresponding period in 2017, an increase of $1.9 million. For the three month periods ended March 31, 2018, the increase in Adjusted EBITDA is attributable to the factors described above under “— Net Sales” and “— Cost of Sales.”

Discussion of Critical Accounting Policies

Other than disclosed below, there have been no material changes to our critical accounting policies previously disclosed in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

Effective January 1, 2018, we adopted Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective approach. We recognize revenue when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these services. We follow these five steps to achieve this principle: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as we satisfy a performance obligation. See Note 2 for additional detail on revenue streams for each of our segments.

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

As of March 31, 2018, we had $67.4 million of total liquidity, comprised of $12.9 million in cash and cash equivalents and borrowing availability of $54.5 million under our revolving credit facility, compared with total liquidity as of December 31, 2017 of approximately $136.4 million, comprised of approximately $36.9 million in cash and cash equivalents and borrowing availability of approximately $99.5 million under our revolving credit facility.  The decrease in our total liquidity from December 31, 2017 is primarily due to the seasonality of our business.  Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at March 31, 2018, December 31, 2017 and March 31, 2017.

	As of
	March 31,	December 31,	March 31,
	2018	2017	2017
Cash and cash equivalents	$12,937	$36,875	$7,950
Inventories	94,924	71,524	98,360

We had cash and cash equivalents of $12.9 million at March 31, 2018 compared to cash and cash equivalents of $36.9 million and $8.0 million at December 31, 2017 and March 31, 2017, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows (in thousands)	2018	2017	Change	Change

Net cash provided by operating activities	$14,275	$4,273	$10,002	234.1%
Net cash used in investing activities	(1,307)	(1,306)	(1)	0.1%
Net cash used in financing activities	(36,906)	(13,626)	(23,280)	170.8%
Decrease in cash	$(23,938)	$(10,659)	$(13,279)	(124.6)%

Net cash provided by operating activities increased $10.0 million from the three months ended March 31, 2017 to the three months ended March 31, 2018.  The increase in cash provided by operating activities was due to favorable changes in working capital of $7.3 million and by a $2.7 million increase in net income adjusted for reconciling items.  The largest favorable changes in working capital were driven by favorable changes in income tax receivable due to timing of tax payments, as well as an increase in cash provided by accounts receivable from higher cash collections and higher sales.

Net cash used in investing activities was flat for the three months ended March 31, 2018 compared to the corresponding period in 2017.

Net cash used in financing activities increased $23.3 million for the three months ended March 31, 2018 as compared to the corresponding period in 2017. The increase was primarily a result of a $30.0 million payment on our debt that occurred in the three months ended March 31, 2018, that was partially offset by the non-recurrence of  a $5.5 million earnout payment related to Dejana that occurred in the three months ended March 31, 2017.

Free Cash Flow

Free cash flow for the three months ended March 31, 2018 was 13.0 million compared to $3.0 million in the corresponding period in 2017, an increase in cash provided of $10.0 million.  The increase in free cash flow is primarily a result of higher cash provided by operating activities of $10.0 million, as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(In Thousands)
Net cash provided by operating activities	$14,275	$4,273
Acquisition of property and equipment	(1,307)	(1,306)
Free cash flow	$12,968	$2,967

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

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(in thousands)
Net loss	$(1,876)	$(3,277)

Interest expense, net	3,945	5,296
Income tax benefit	(1,262)	(2,694)
Depreciation expense	1,830	1,736
Amortization	2,871	2,749
EBITDA	5,508	3,810

Stock-based compensation expense	1,420	1,350
Other charges (1)	160	68
Adjusted EBITDA	$7,088	$5,228

(1)	Reflects one time, unrelated legal and consulting fees for the periods presented.

Adjusted Net Loss and Adjusted Loss Per Share (calculated on a diluted basis) represents net loss and loss per share (as defined by GAAP), excluding the impact of  stock based compensation, litigation proceeds, non-cash purchase accounting adjustments and certain charges related to certain unrelated legal fees and consulting fees, net of their income tax impact.  Management believes that Adjusted Net Loss and Adjusted Loss Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net loss for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted net loss as well as a reconciliation of diluted loss per share, the most comparable GAAP financial measure, to Adjusted diluted loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(in thousands)
Net loss (GAAP)	$(1,876)	$(3,277)
Adjustments:
- Stock-based compensation	1,420	1,350
- Other charges (1)	160	68
Tax effect on adjustments	(396)	(539)

Adjusted net loss (non-GAAP)	(692)	(2,398)

Weighted average common shares outstanding assuming dilution	22,623,518	22,532,027

Adjusted loss per common share - dilutive	(0.03)	(0.11)

GAAP diluted loss per share	(0.08)	(0.14)
Adjustments net of income taxes:
- Stock-based compensation	0.04	0.03
- Other charges (1)	0.01	-

Adjusted diluted loss per share (non-GAAP)	(0.03)	(0.11)

(1)	Reflects one time, unrelated legal and consulting fees for the periods presented.

Contractual Obligations

We amended our Term Loan Credit Agreement in August 2017 as included in Note 8 to the Unaudited Consolidated Financial Statement. There have been no other material changes to our contractual obligations in the three months ended March 31, 2018.

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

Interest Rate Risk

We are exposed to market risk primarily from changes in interest rates.  Our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk.  A portion of our interest rate risk associated with our term loan is mitigated through interest rate swaps as discussed in Note 8 to the Condensed Consolidated Financial Statements above. In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate based on our average daily availability under our revolving credit facility.

As of March 31, 2018, we had outstanding borrowings under our term loan of $280.1 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2018 by $0.6 million, $0.9 million and $1.2 million, respectively.

On February 20, 2015, we entered into three interest rate swap agreements with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  On February 5, 2018, we entered into interest rate swap agreements with notional amounts of $50.0 million and $150.0 million, effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. We may have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we either received or made payments on a monthly basis based on the differential between 6.105% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 6.916% and

LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, we will either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, we will either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR.

As of March 31, 2018, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended March 31, 2018 by $0.0 million, $0.0 million and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 14.0% for the three months ended March 31, 2018,  compared to 15.8% for the three months ended March 31, 2017.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than those identified below.  In May 2017, the Company acquired substantially all of the assets of Arrowhead, and we are in the process of implementing the Arrowhead internal control structure and may make changes as we integrate our controls and procedures.

Effective January 1, 2018, we adopted Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective approach. Although the adoption of this standard did not have a significant impact on our financial results, we have implemented changes to our controls related to revenue. These changes include enhanced reviews around customer contracts, the evaluation of contracts based off the five-step revenue recognition model, and additional ongoing monitoring activities. These controls were designed to provide reasonable assurance of the fair presentation of our financial statements and related disclosures.

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

Item 1A.Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 30, 2017, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

In March 2018, the Company withheld approximately 529 shares of the Company’s common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company’s shareholder-approved equity incentive plan.

Dividend Payment Restrictions

The Company’s senior credit facilities include certain restrictions on its ability to pay dividends. The senior credit facilities also restrict the Company’s subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 8 to the consolidated financial statements.

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2018, filed on May 8, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ SARAH LAUBER
Sarah Lauber
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: May 8, 2018