Form 10-Q
period 2018-06-30
DOUGLAS DYNAMICS, INC
filed 2018-08-07
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of registrant’s common shares outstanding as of August 7, 2018 was 22,700,991.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$-	$36,875
Accounts receivable, net	95,038	79,120
Inventories	84,633	71,524
Inventories - truck chassis floor plan	3,658	7,711
Prepaid and other current assets	2,931	2,883
Total current assets	186,260	198,113
Property, plant, and equipment, net	54,126	53,962
Goodwill	241,006	241,006
Other intangible assets, net	180,413	186,150
Other long-term assets	6,882	5,945
Total assets	$668,687	$685,176
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,811	$16,323
Accrued expenses and other current liabilities	23,877	21,004
Floor plan obligations	3,658	7,711
Income taxes payable	2,354	2,996
Current portion of long-term debt	2,749	32,749
Total current liabilities	49,449	80,783
Retiree health benefit obligation	7,010	6,809
Pension obligation	9,884	9,761
Deferred income taxes	42,854	39,269
Long-term debt, less current portion	273,909	274,872
Other long-term liabilities	15,498	17,004
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,700,991 and 22,590,897 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	227	226
Additional paid-in capital	151,428	147,287
Retained earnings	123,208	115,737
Accumulated other comprehensive loss, net of tax	(4,780)	(6,572)
Total stockholders’ equity	270,083	256,678
Total liabilities and stockholders’ equity	$668,687	$685,176

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Net sales	$163,446	$139,371	$247,410	$211,619
Cost of sales	107,597	94,338	171,534	149,399
Gross profit	55,849	45,033	75,876	62,220
Selling, general, and administrative expense	20,543	16,746	36,689	31,623
Intangibles amortization	2,866	2,786	5,737	5,535
Income from operations	32,440	25,501	33,450	25,062
Interest expense, net	(4,096)	(4,192)	(8,041)	(9,488)
Litigation proceeds	-	1,275	-	1,275
Other expense, net	(264)	(230)	(467)	(466)
Income before taxes	28,080	22,354	24,942	16,383
Income tax expense	6,916	7,608	5,654	4,914
Net income	$21,164	$14,746	$19,288	$11,469
Weighted average number of common shares outstanding:
Basic	22,700,991	22,590,897	22,662,469	22,561,785
Diluted	22,717,592	22,605,208	22,676,641	22,571,352
Earnings per common share:
Basic	$0.92	$0.64	$0.84	$0.50
Diluted	$0.91	$0.64	$0.83	$0.50
Cash dividends declared and paid per share	$0.27	$0.24	$0.53	$0.48
Comprehensive income	$22,132	$14,505	$21,080	$11,194

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2018	2017
	(unaudited)

Operating activities
Net income	$19,288	$11,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,431	9,012
Amortization of deferred financing costs and debt discount	607	607
Stock-based compensation	4,165	2,108
Provision for losses on accounts receivable	314	1,077
Deferred income taxes	3,585	3,046
Changes in operating assets and liabilities:
Accounts receivable	(13,847)	(1,190)
Inventories	(14,984)	(13,426)
Prepaid and refundable income taxes and other assets	(1,118)	(355)
Accounts payable	709	1,393
Accrued expenses and other current liabilities	2,231	2,351
Benefit obligations and other long-term liabilities	610	(2,755)
Net cash provided by operating activities	10,991	13,337
Investing activities
Capital expenditures	(4,079)	(3,146)
Acquisition of business	-	(7,600)
Net cash used in investing activities	(4,079)	(10,746)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(23)	(923)
Payments of financing costs	-	(932)
Earnout payment	-	(5,487)
Dividends paid	(12,194)	(10,990)
Net revolver borrowings	-	3,000
Repayment of long-term debt	(31,570)	(1,578)
Net cash used in financing activities	(43,787)	(16,910)
Change in cash and cash equivalents	(36,875)	(14,319)
Cash and cash equivalents at beginning of period	36,875	18,609
Cash and cash equivalents at end of period	$-	$4,290

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$14,884	$26,661

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

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2018 and the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and condensed cash flows for the six months ended June 30, 2018 and 2017 have been prepared by the Company and have not been audited.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Prior periods are required to be recast. The Company adopted this standard on January 1, 2018. The impact of this standard was a reclassification of $179 and $358 of other components of net periodic benefit cost to Other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017, respectively.  The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its pension and other postretirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements.

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

The adoption of Topic 606 did not have a significant impact on the Work Truck Attachments segment. In the Work Truck Solutions segment, the standard changed the timing of revenue for truck upfits of customer-owned chassis from a point in time to over time. This change in timing of revenue recognition decreased revenue by $37 and increased revenue by $257 in the three and six months ended June 30, 2018, respectively.

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

Work Truck Solutions

The Work Truck Solutions segment primarily participates in the truck and vehicle upfitting industry in the United States. Customers are billed separately for the truck chassis by the chassis manufacturer.  The Company only records sales for the amount of the upfit, excluding the truck chassis.   The Company obtains the truck chassis from the truck chassis manufacturer through either its floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer. Additionally, in some instances the Company upfits chassis which are owned by the end customer.  For truck chassis acquired through the floor plan agreement, the Company holds title to the vehicle from the time the chassis is received by the Company until the completion of the up-fit.  Under the bailment pool agreement, the Company does not take title to the truck chassis, but rather only holds the truck chassis on consignment.   The Company pays interest on both of these arrangements.  The Company records revenue in the same manner net of the value of the truck chassis in both the Company’s floor plan and bailment pool agreements. The Company does not set the price for the truck chassis, is not responsible for the billing of the chassis and does not have inventory risk in either the bailment pool or floor plan agreements.

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

Fleet Upfit Sales – The Company enters contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles decreased revenue by $37 and increased revenue by $257 for the three and six months ended June 30, 2018, respectively.

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

Revenue by customer type was as follows:

Three Months Ended June 30,2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Independent dealer	$ 118,332	$ 19,901	$ -	$ 138,233
Government	8,962	-	-	8,962
Fleet	-	15,194	-	15,194
Other	-	2,051	(994)	1,057
Total revenue	$ 127,294	$ 37,146	$ (994)	$ 163,446

Six Months Ended June 30,2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Independent dealer	$ 151,970	$ 39,792	$ -	$ 191,762
Government	22,783	-	-	22,783
Fleet	-	29,546	-	29,546
Other	-	6,521	(3,202)	3,319
Total revenue	$ 174,753	$ 75,859	$ (3,202)	$ 247,410

Revenue by timing of revenue recognition was as follows:

Three Months Ended June 30,2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Point in time	$ 127,294	$ 13,524	$ (994)	$ 139,824
Over time	-	23,622	-	23,622
Total revenue	$ 127,294	$ 37,146	$ (994)	$ 163,446

Six Months Ended June 30,2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Point in time	$ 174,753	$ 28,900	$ (3,202)	$ 200,451
Over time	-	46,959	-	46,959
Total revenue	$ 174,753	$ 75,859	$ (3,202)	$ 247,410

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and six months ended June 30, 2018:

Three Months Ended June 30,2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,219	$4,351	$(3,254)	$3,316

Six Months Ended June 30,2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,048	$6,171	$(4,903)	$3,316

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. There were no contract assets as of June 30, 2018. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract. The change in the contract liabilities balance is driven by an increase in customer payments received in advance of performance.

The Company recognized revenue of $1,106 and $1,385 during the three and six months ended June 30, 2018, respectively, which amount was included in contract liabilities at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The guidance provides certain optional exemptions that limit this requirement. The Company has various contracts that meet the following optional exemptions provided by ASC 606:

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

•

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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

Impact of New Revenue Guidance on Financial Statement Line Items

In accordance with Topic 606, the disclosure of the impact of adoption to the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Net sales	$ 163,446	$ 163,483	$ (37)	$ 247,410	$ 247,153	$ 257
Cost of sales	107,597	107,618	(21)	171,534	171,366	168
Gross profit	55,849	55,865	(16)	75,876	75,787	89
Selling, general, and administrative expense	20,543	20,543	-	36,689	36,689	-
Intangibles amortization	2,866	2,866	-	5,737	5,737	-
Income from operations	32,440	32,456	(16)	33,450	33,361	89
Interest expense, net	(4,096)	(4,096)	-	(8,041)	(8,041)	-
Litigation proceeds	-	-	-	-	-	-
Other expense, net	(264)	(264)	-	(467)	(467)	-
Income before taxes	28,080	28,096	(16)	24,942	24,853	89
Income tax expense	6,916	6,920	(4)	5,654	5,630	24
Net income	$ 21,164	$ 21,176	$ (12)	$ 19,288	$ 19,223	$ 65
Earnings per common share:
Basic	$ 0.92	$ -	$ 0.92	$ 0.84	$ -	$ 0.84
Diluted	$ 0.91	$ -	$ 0.91	$ 0.83	$ -	$ 0.83

In accordance with Topic 606, the disclosure of the impact of adoption to the condensed consolidated balance sheet was as follows:

	As of June 30, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Assets:
Accounts Receivable	$ 95,038	$ 92,910	$ 2,128
Inventory	84,633	86,339	(1,706)
Liabilities:
Deferred tax liability	42,854	42,744	110
Shareholder's Equity:
Retained Earnings	123,208	122,830	378

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

The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company.  The Company will be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.  The acquisition was accounted for under the acquisition method of accounting, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. For the three and six months ended June 30, 2018, the Arrowhead assets contributed $2,602 and $5,740 of revenues and $271 and $584 of pre-tax operating income to the Company, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2018	2017
Assets:
Other long-term assets (a)	$5,569	$4,840

Total Assets	$5,569	$4,840

Liabilities:
Interest rate swaps (b)	$3	$2,178
Long term debt (c)	281,552	312,384
Earnout - Henderson (d)	444	529
Earnout - Dejana (e)	3,100	3,100
Total Liabilities	$285,099	$318,191

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $262 and $259 at June 30, 2018 are included in Accrued expenses and other current liabilities and Other long-term assets, respectively.  Interest rate swaps of $597 and $1,581 at December 31, 2017 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $244 and $200, respectively, at June 30, 2018 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $138 and $442, respectively, at June 30, 2017 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2018	2017	2017

Beginning Balance	$475	$529	$607	$636
Additions	—	—	—	—
Adjustments to fair value	—	—	—	—
Payment to former owners	(31)	(85)	(27)	(56)
Ending balance	$444	$444	$580	$580

(e) Included in Other long term liabilities in the amount of $3,100 at June 30, 2018 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by the Peter Paul Dejana Family Trust dated 12/31/98 (“Dejana”). Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $3,397 and $1,489, respectively, at June 30, 2017 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana.  Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2018	2017	2017

Beginning Balance	$3,100	$3,100	$4,886	$10,373
Additions	—	—	—	—
Adjustments to fair value	—	—	—	—
Payment to former owners	—	—	—	(5,487)
Ending balance	$3,100	$3,100	$4,886	$4,886

5.Inventories

Inventories consist of the following:

	June 30,	December 31,
	2018	2017

Finished goods	$45,836	$35,547
Work-in-process	7,760	7,774
Raw material and supplies	31,037	28,203
	$84,633	$71,524

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At June 30, 2018 and December 31, 2017, the Company had $3,658 and $7,711 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

Unlike the floor plan agreement, the Company does not record inventory related to the truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment.  Like the revenue recognized on floor plan arrangement, revenue recognized for up-fitting services on chassis acquired through the bailment agreement are also recognized net of the truck chassis.

6.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2018	2017

Land	$2,378	$2,378
Land improvements	4,357	4,357
Leasehold improvements	4,313	4,183
Buildings	27,116	26,846
Machinery and equipment	47,195	44,618
Furniture and fixtures	14,175	13,681
Mobile equipment and other	4,677	4,576
Construction-in-process	4,457	4,320
Total property, plant and equipment	108,668	104,959
Less accumulated depreciation	(54,542)	(50,997)
Net property, plant and equipment	$54,126	$53,962

7. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2018
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	57,000	23,000
Customer relationships	80,920	13,956	66,964
Patents	21,136	11,349	9,787
Noncompete agreements	8,640	7,465	1,175
Trademarks	5,459	3,572	1,887
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	95,262	102,813
Total	$275,675	$95,262	$180,413

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2017
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	55,000	25,000
Customer relationships	80,920	11,304	69,616
Patents	21,136	10,721	10,415
Noncompete agreements	8,640	7,055	1,585
Trademarks	5,459	3,525	1,934
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	89,525	108,550
Total	$275,675	$89,525	$186,150

Amortization expense for intangible assets was $2,866 and $2,786 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $5,737 and $5,535 for the six months ended June 30, 2018 and 2017, respectively. Estimated amortization expense for the remainder of 2018 and each of the succeeding five years is as follows:

2018	$5,738
2019	10,954
2020	10,932
2021	10,670
2022	10,520
2023	10,520

6.

8.Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2018	2017

Term Loan, net of debt discount of $1,367 and $1,562 at June 30, 2018 and December 31, 2017, respectively	$279,456	$310,830
Less current maturities	2,749	32,749
Long term debt before deferred financing costs	276,707	278,081
Deferred financing costs, net	2,798	3,209
Long term debt, net	$273,909	$274,872

At June 30, 2018, the Company had outstanding borrowings under the Term Loan Credit Agreement of $279,456,  no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $83,918.  At December 31, 2017, the Company had outstanding borrowings under the Term Loan Credit Agreement of $310,830,  no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $99,463.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long term debt.  As of June 30, 2018, the Company was not required to make additional excess cash flow payments during fiscal 2018. The Company made a required excess cash flow payment of $11,279 and a voluntary payment of $18,721 on January 31, 2018.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  On February 5, 2018, the Company entered into additional interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements have notional amounts of $50,000 and $150,000 effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The interest rates swaps are accounted for as cash flow hedges. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company either received or made payments on a monthly basis based on the differential between 6.105% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of December 31, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company will either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR. The interest rate swaps’ negative fair value at June 30, 2018 was $3, of which $262 and $259 are included in Accrued expenses and other current liabilities and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps’ negative fair value at December 31, 2017 was $2,178, of which $597 and $1,581 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

9.Accrued Expenses and Other Current Liabilities

As outstanding checks exceeded the cash book balance at June 30, 2018 by $1,087, such amount has been included in Accrued expenses and other current liabilities. Accrued expenses and other current liabilities are summarized as follows:

	June 30,	December 31,
	2018	2017

Payroll and related costs	$7,116	$6,923
Employee benefits	5,833	4,701
Accrued warranty	3,061	3,262
Other	7,867	6,118
	$23,877	$21,004

10.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $5,176 at June 30, 2018, of which $2,115 is included in Other long term liabilities and $3,061 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.  The warranty reserve was $5,677 at December 31, 2017, of which $2,415 is included in Other long term liabilities and $3,262 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Balance at the beginning of the period	$4,630	$5,281	$5,677	$6,160
Establish warranty provision for Arrowhead	-	65	-	65
Warranty provision	1,109	937	1,771	1,563
Claims paid/settlements	(563)	(708)	(2,272)	(2,213)
Balance at the end of the period	$5,176	$5,575	$5,176	$5,575

11.                 Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Component of net periodic pension cost:
Service cost	$102	$89	$204	$178
Interest cost	389	403	778	806
Expected return on plan assets	(475)	(448)	(950)	(896)
Amortization of net loss	176	181	352	362
Net periodic pension cost	$192	$225	$384	$450

The Company estimates its total required minimum contributions to its pension plans in 2018 will be $72.  Through June 30, 2018, the Company has made $31 of cash contributions to the pension plans versus $655 through the same period in 2017.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Component of periodic other postretirement benefit cost:
Service cost	$47	$51	$94	$102
Interest cost	58	70	116	140
Amortization of net gain	(52)	(27)	(104)	(54)
Net periodic other postretirement benefit cost	$53	$94	$106	$188

Service cost is included in Income from operations on the Condensed Consolidated Statement of Operations and Comprehensive Income. The other components of net periodic pension and postretirement benefit cost are included in Other expense on the Condensed Consolidated Statement of Operations and Comprehensive Income.

12.Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares, using the two-class method.  As the Company has granted restricted stock units (“RSUs”) that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.  Diluted net earnings per share is calculated by dividing net income attributable to common stockholders as adjusted for the effect of dilutive non-participating securities, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net earnings per share computation are excluded to the extent that they would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Basic earnings per common share
Net income	$21,164	$14,746	$19,288	$11,469
Less income allocated to participating securities	294	187	268	150
Net income allocated to common shareholders	$20,870	$14,559	$19,020	$11,319
Weighted average common shares outstanding	22,700,991	22,590,897	22,662,469	22,561,785
	$0.92	$0.64	$0.84	$0.50

Earnings per common share assuming dilution
Net income	$21,164	$14,746	$19,288	$11,469
Less income allocated to participating securities	294	187	268	150
Net income allocated to common shareholders	$20,870	$14,559	$19,020	$11,319
Weighted average common shares outstanding	22,700,991	22,590,897	22,662,469	22,561,785
Incremental shares applicable to non-participating RSUs	16,601	14,311	14,172	9,567
Weighted average common shares assuming dilution	22,717,592	22,605,208	22,676,641	22,571,352
	$0.91	$0.64	$0.83	$0.50

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. For the 2018 equity grants, the retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $2,226 and $0 in the three months ended June 30, 2018 and 2017, respectively, and $2,968 and $619 in the six months ended June 30, 2018 and 2017, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2018 that are subject to performance conditions over a three year performance period for the years ending 2018 through 2020. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. For performance share grants in prior years, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $37.40. The Company recognized $1,442 and $520 of compensation expense related to the awards in the three months ended June 30, 2018 and 2017, respectively. The Company recognized $1,932 and $671 of compensation expense related to the awards in the six months ended June 30, 2018 and 2017, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2018, expected to be earned through the requisite service period was approximately $601 and is expected to be recognized through 2021.

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

A summary of RSU activity for the six months ended June 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2017	47,542	$23.95	0.84	years
Granted	134,585	$35.71	0.57	years
Vested	(96,034)	$30.54
Cancelled and forfeited	-	$-

Unvested at June 30, 2018	86,093	$34.98	0.96	years

Expected to vest in the future at June 30, 2018	86,093	$34.98	0.96	years

The Company recognized $1,303 and $238 of compensation expense related to the RSU awards in the three months ended June 30, 2018 and 2017, respectively. The Company recognized $2,233 and $1,437 of compensation expense related to the RSU awards in the six months ended June 30, 2018 and 2017, respectively. The unrecognized compensation expense, calculated under the fair value method for shares that were, as of June 30, 2018, expected to be earned through the requisite service period was approximately $1,266 and is expected to be recognized through 2021.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net sales
Work Truck Attachments	$127,294	$105,508	$174,753	$149,086
Work Truck Solutions	37,146	34,865	75,859	64,524
Corporate & Eliminations	(994)	(1,002)	(3,202)	(1,991)
	$163,446	$139,371	$247,410	$211,619
Selling, general, and administrative expense
Work Truck Attachments	$8,317	$8,453	$15,330	$15,402
Work Truck Solutions	5,756	4,540	10,814	8,312
Corporate & Eliminations	6,470	3,753	10,545	7,909
	$20,543	$16,746	$36,689	$31,623
Income (loss) from operations
Work Truck Attachments	$38,787	$27,089	$42,883	$29,081
Work Truck Solutions	500	2,541	1,853	3,359
Corporate & Eliminations	(6,847)	(4,129)	(11,286)	(7,378)
	$32,440	$25,501	$33,450	$25,062
Depreciation Expense
Work Truck Attachments	$1,406	$1,342	$2,777	$2,719
Work Truck Solutions	439	363	867	678
Corporate & Eliminations	19	36	50	80
	$1,864	$1,741	$3,694	$3,477
Assets
Work Truck Attachments	$450,916	$446,670
Work Truck Solutions	210,536	215,602
Corporate & Eliminations	7,235	11,237
	$668,687	$673,509
Capital Expenditures
Work Truck Attachments	$2,523	$1,217	$2,883	$2,090
Work Truck Solutions	1,046	623	1,196	1,056
	$3,569	$1,840	$4,079	$3,146

All intersegment sales are eliminated in consolidation.

16.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate was 24.6% and 34.0% for the three months ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate was 22.7% and 30.0% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the three and six months ended June 30, 2018 was lower when compared to the same periods in 2017 due to the lower corporate tax rate resulting from the passage of the Tax Cuts and Jobs Act (“Tax Act”) that went into effect December 22, 2017. Offsetting this decrease was an increase due to the prior year release of the reserve for uncertain tax positions of $556 in the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, the Company recognized a discrete tax benefit related to excess tax benefits from stock compensation of $530 and $616, respectively. The Company continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

17.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2018 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2017	$(1,328)	$1,392	$(6,636)	$(6,572)
Other comprehensive loss before reclassifications	1,460	—	—	1,460
Amounts reclassified from accumulated other comprehensive loss: (1)	149	(77)	260	332
Balance at June 30, 2018	$281	$1,315	$(6,376)	$(4,780)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(104)
Tax expense	27
Reclassification net of tax	$(77)
Amortization of pension items:
Actuarial losses (a)	352
Tax benefit	(92)
Reclassification net of tax	$260

Realized losses on interest rate swaps reclassified to interest expense	201
Tax benefit	(52)
Reclassification net of tax	$149

(a) These components are included in the computation of benefit plan costs in Note 11.

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2017 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2016	$(1,195)	$937	$(6,414)	$(6,672)
Other comprehensive loss before reclassifications	(586)	-	-	(586)
Amounts reclassified from accumulated other comprehensive loss: (1)	120	(33)	224	311
Balance at June 30, 2017	$(1,661)	$904	$(6,190)	$(6,947)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(54)
Tax expense	21
Reclassification net of tax	$(33)
Amortization of pension items:
Actuarial losses (a)	362
Tax benefit	(138)
Reclassification net of tax	$224
Realized losses on interest rate swaps reclassified to interest expense	194
Tax benefit	(74)
Reclassification net of tax	$120

(a)	These components are included in the computation of benefit plan costs in Note 11.

18. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases: Amendments to the FASB Accounting Standards Codification. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 will be effective for the Company beginning on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11 Leases: Targeted Improvements which allows entities to apply the new lease standard at the adoption date, rather than at the earliest period presented. In transition, lessees and lessors are required to recognize and measure leases using a modified retrospective approach. The Company is in the process of analyzing the impact of the guidance on its inventory of lease contracts and currently intends to adopt the standard in the first quarter of fiscal 2019.  The Company expects this ASU to have a material impact on its consolidated financial statements upon recognition of the lease liability and right-of-use asset for lease contracts which are currently accounted for as operating leases.

In February 2018, the FASB issued ASU No. 2018-02 Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of this standard, and does not expect a material impact on the financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall; (ii) a significant decline in economic conditions; (iii) our ability to maintain good relationships with our distributors; (iv) our inability to maintain good relationships with the original equipment manufacturers with whom we currently do significant business; (v) lack of available or favorable financing options for our end-users, distributors or customers; (vi) increases in the price of steel or other materials (including as a result of tariffs) necessary for the production of our products that cannot be passed on to our distributors; (vii) increases in the price of fuel; (viii) the inability of our suppliers and original equipment manufacturer partners to meet our volume or quality requirements; (ix) inaccuracies in our estimates of future demand for our products; (x) our inability to protect or continue to build our intellectual property portfolio; (xi) the effects of laws and regulations and their interpretations on our business and financial condition; (xii) our inability to develop new products or improve upon existing products in response to end-user needs; (xiii) losses due to lawsuits arising out of personal injuries associated with our products; (xiv) factors that could impact the future declaration and payment of dividends; (xv) our inability to compete effectively against competition; and (xvi) our inability to achieve the projected financial performance with the business of Henderson, which we acquired in 2014 , the assets of Dejana, which we acquired in 2016 or the assets of Arrowhead Equipment, Inc., which we acquired in 2017 and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.    Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Overview

Effective January 1, 2018, we adopted Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective approach. The adoption of Topic 606 did not have a significant impact on the Work Truck Attachments segment. In the Work Truck Solutions segment, the standard changed the timing of revenue for truck upfits of customer-owned chassis from a point in time to over time. This change in timing of revenue recognition increased revenue by $0.0 million and $0.3 million in the three and six months ended June 30, 2018, respectively.

The following table sets forth, for the three and six months ended June 30, 2018 and 2017, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2018 and 2017 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$163,446	$139,371	$247,410	$211,619
Cost of sales	107,597	94,338	171,534	149,399
Gross profit	55,849	45,033	75,876	62,220
Selling, general, and administrative expense	20,543	16,746	36,689	31,623
Intangibles amortization	2,866	2,786	5,737	5,535
Income from operations	32,440	25,501	33,450	25,062
Interest expense, net	(4,096)	(4,192)	(8,041)	(9,488)
Litigation proceeds	-	1,275	-	1,275
Other expense, net	(264)	(230)	(467)	(466)
Income before taxes	28,080	22,354	24,942	16,383
Income tax expense	6,916	7,608	5,654	4,914
Net income	$21,164	$14,746	$19,288	$11,469

The following table sets forth for the three and six months ended June 30, 2018 and 2017, the percentage of certain items in our condensed consolidated statement of operations, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8%	67.7%	69.3%	70.6%
Gross profit	34.2%	32.3%	30.7%	29.4%
Selling, general, and administrative expense	12.6%	12.0%	14.8%	15.1%
Intangibles amortization	1.9%	2.0%	2.3%	2.6%
Income from operations	19.7%	18.3%	13.6%	11.7%
Interest expense, net	(2.5)%	(3.0)%	(3.3)%	(4.5)%
Litigation proceeds	-%	0.9%	-%	0.6%
Other expense, net	(0.2)%	(0.2)%	-%	(0.1)%
Income before taxes	17.0%	16.0%	10.3%	7.7%
Income tax expense	4.2%	5.4%	2.3%	2.3%
Net income	12.8%	10.6%	8.0%	5.4%

Net Sales

Net sales were $163.4 million for the three months ended June 30, 2018 compared to $139.4 million in the three months ended June 30, 2017, an increase of $24.0 million, or 17.2%. Net sales were $247.4 million for the six months ended June 30, 2018 compared to $211.6 million in the six months ended June 30, 2017, an increase of $35.8 million, or 16.9%. Overall, sales increased due to the return of average levels of snowfall in the snow season ended March 31, 2018 compared to below average snowfall in the snow season ended March 31, 2017, as well as overall increased demand. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net sales
Work Truck Attachments	$127,294	$105,508	$174,753	$149,086
Work Truck Solutions	37,146	34,865	75,859	64,524
Corporate & Eliminations	(994)	(1,002)	(3,202)	(1,991)
	$163,446	$139,371	$247,410	$211,619

Net sales at our Work Truck Attachments segment were $127.3 million for the three months ended June 30, 2018 compared to $105.5 million in the three months ended June 30, 2017, an increase of $21.8 million due primarily to higher levels of snowfall in the snow season ended March 31, 2018 compared to the snow season ended March 31, 2017. Net sales at our Work Truck Attachments segment were $174.8 million for the six months ended June 30, 2018 compared to $149.1 million in the six months ended June 30, 2017, an increase of $25.7 million due primarily to the comparatively higher levels of snowfall mentioned above. Snowfall during the snow season ended March 31, 2018 were near historical averages, while the snow season ended March 31, 2017 saw below average snowfall levels. Strong preseason sales for our commercial products were slightly offset by sales decreases in our municipal products, due to ongoing chassis supply availability issues.

Net sales at our Work Truck Solutions segment were $37.1 million for the three months ended June 30, 2018 compared to $34.9 million in the three months ended June 30, 2017, an increase of $2.2 million due primarily to increased demand and the inclusion of incremental sales from additional facilities of $1.8 million in the three months ended June 30, 2018 versus 2017. Net sales at our Work Truck Solutions segment were $75.9 million for the six months ended June 30, 2018 compared to $64.5 million in the six months ended June 30, 2017, an increase of $11.4 million due primarily to increased demand and the inclusion of incremental sales from additional facilities of $5.0 million in the six months ended June 30, 2018 versus 2017.

Cost of Sales

Cost of sales was $107.6 million for the three months ended June 30, 2018 compared to $94.3 million for the three months ended June 30, 2017,  an increase of $13.3 million, or 14.1%. Cost of sales was $171.5 million for the six months ended June 30, 2018 compared to $149.4 million for the six months ended June 30, 2017,  an increase of $22.1 million, or 14.8%. The increase in cost of sales for the three and six months ended June 30, 2018 compared to the corresponding periods in 2017 was driven by increased sales as discussed above under “—Net Sales” and by the inclusion of incremental cost of sales attributable to additional facilities of $1.7 million and $4.4 million for the three and six months ended June 30, 2018 versus 2017, respectively. Cost of sales as a percentage of sales were 65.8% for the three month period ended June 30, 2018 compared to 67.7% for the three month period ended June 30, 2017. Cost of sales as a percentage of sales were 69.3% for the six month period ended June 30, 2018 compared to 70.6% for the six month period ended June 30, 2017. The decrease in cost of sales as a percentage of sales for these periods is due to the higher sales of our commercial products within the Work Truck Attachments segment. Offsetting the decrease in cost of sales as a percentage of sales within Work Truck Attachments is an increase within Work Truck Solutions due to continuing ramp up of the new facilities and higher variable compensation and benefit expense.

Gross Profit

Gross profit was $55.8 million for the three months ended June 30, 2018 compared to $45.0 million for the three months ended June 30, 2017, an increase of $10.8 million, or 24.0%. Gross profit was $75.9 million for the six months ended June 30, 2018 compared to $62.2 million for the six months ended June 30, 2017, an increase of $13.7 million, or 22.0%.   Gross profit increased for the three and month periods due to increased sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit changed from 32.3% for the three months ended June 30, 2017 to 34.2% for the corresponding period in 2018.  As a percentage of net sales, gross profit changed from 29.4% for the six months ended June 30, 2017 to 30.7% for the corresponding period in 2018.  The reasons for the increase in gross profit as a percentage of net sales are the same as those relating to the decrease in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $23.4 million for the three months ended June 30, 2018, compared to $19.5 million for the three months ended June 30, 2017,  an increase of $3.9 million, or 20.0%. Selling, general and administrative expenses, including intangibles amortization, were $42.4 million for the six months ended June 30, 2018, compared to $37.2 million for the six months ended June 30, 2017, an increase of $5.2 million, or 14.0%. See the following summary of Selling, general and administrative expenses, including intangibles amortization by segment:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Selling, general, and administrative expense
Work Truck Attachments	$8,317	$8,453	$15,330	$15,402
Work Truck Solutions	5,756	4,540	10,814	8,312
Corporate & Eliminations	6,470	3,753	10,545	7,909
	$20,543	$16,746	$36,689	$31,623
Intangibles amortization
Work Truck Attachments	$1,723	$1,726	$3,451	$3,452
Work Truck Solutions	1,143	1,060	2,286	2,083
Corporate & Eliminations	-	-	-	-
	$2,866	$2,786	$5,737	$5,535
Selling, general, and administrative expense including intangibles amortization
Work Truck Attachments	$10,040	$10,179	$18,781	$18,854
Work Truck Solutions	6,899	5,600	13,100	10,395
Corporate & Eliminations	6,470	3,753	10,545	7,909
	$23,409	$19,532	$42,426	$37,158

For Work Truck Attachments, selling, general and administrative expenses was $10.0 million in the three months ended June 30, 2018 compared to $10.2 million in the three months ended June 30, 2017, a decrease of $0.2 million or 2.0%.  Selling, general and administrative expenses was $18.8 million in the six months ended June 30, 2018 compared to $18.9 million in the six months ended June 30, 2017, a decrease of $0.1 million or 0.5%.

For Work Truck Solutions, selling, general and administrative expenses was $6.9 million in the three months ended June 30, 2018 compared to $5.6 million in the three months ended June 30, 2017, an increase of $1.3 million or 23.2%. Selling, general and administrative expenses was $13.1 million in the six months ended June 30, 2018 compared to $10.4 million in the six months ended June 30, 2017, an increase of $2.7 million or 26.0%. This increase for the three months ended June 30, 2018 was due to an increase in legal expenses of $0.4 million, as well as increased commissions as a result of higher sales described above under “—Net Sales”. This increase for the six months ended June 30, 2018 was due to an increase in legal expenses of $0.6 million, as well as incremental selling, general and administrative expenses attributable to new facilities of $0.4 million. The remainder of the increase relates to increased commissions as a result of higher sales described above under “—Net Sales”.

For Corporate & Eliminations, selling, general and administrative expenses was $6.5 million in the three months ended June 30, 2018 compared to $3.8 million in the three months ended June 30, 2017, an increase of $2.7 million or 71.1%. Selling, general and administrative expenses was $10.5 million in the six months ended June 30, 2018 compared to $7.9 million in the three months ended June 30, 2017, an increase of $2.6 million or 32.9%. These increases are due to an increase in stock compensation expense related to plan design changes, timing due to the design changes, and increased plan participation.

Income from operations

Income from operations was $32.4 million for the three months ended June 30, 2018 compared to $25.5 million for the three months ended June 30, 2017, an increase of $6.9 million, or 27.1%.  Income from operations was $33.5 million for the six months ended June 30, 2018 compared to $25.1 million for the six months ended June 30, 2017, an increase of $8.4 million, or 33.5%.    See below for a discussion of income from operations for each of our segments.

Income from operations at our Work Truck Attachments segment was $38.8 million for the three months ended June 30, 2018 compared to $27.1 million for the three months ended June 30, 2017, an increase of $11.7 million, or 43.2%.  Income from operations at our Work Truck Attachments segment was $42.9 million for the six months ended June 30, 2018 compared to $29.1 million for the six months ended June 30, 2017, an increase of $13.8 million, or 47.4%.  The changes in income from operations for the three and six months ended June 30, 2018 were driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “— Selling, General and Administrative Expense.”

Income from operations at our Work Truck Solutions segment was $0.5 million for the three months ended June 30, 2018 compared to $2.5 million for the three months ended June 30, 2017, a decrease of $2.0 million, or 80.0%. Income from operations at our Work Truck Solutions segment was $1.9 million for the six months ended June 30, 2018 compared to $3.4 million for the six months ended June 30, 2017, a decrease of $1.5 million, or 44.1%. The changes in income from operations for the three and six months ended June 30, 2018 were driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “— Selling, General and Administrative Expense.”

Interest Expense

Interest expense was $4.1 million for the three months ended June 30, 2018, which was lower than the $4.2 million incurred in the same period in the prior year. Interest expense was $8.0 million for the six months ended June 30, 2018, which was lower than the $9.5 million incurred in the same period in the prior year. The decrease in interest expense for the three and six months ended June 30, 2018 was due to more favorable interest rate in 2018 due to debt refinances completed in February and August 2017, as well as lower debt balance from repayments of $30.0 million in 2018. In addition, the Company incurred $0.9 million of financing costs in the six months ended June 30, 2017 related to the amendment to its Term Loan Credit Agreement to decrease the interest rate margins that apply to the term loan facility.

Litigation Proceeds

Litigation proceeds were $1.3 million for the three and six months ended June 30, 2017 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Meyer Products, LLC. There were no litigation proceeds in the three and six months ended June 30, 2018.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization. The Company’s effective tax rate was 24.6% and 34.0% for the three months ended June 30, 2018 and 2017, respectively, a decrease in tax rate of 9.4%. The Company’s effective tax rate was 22.7% and 30.0% for the six months ended June 30, 2018 and 2017, respectively, a decrease in tax rate of 7.3%. The effective tax rates for the three and six months ended June 30, 2018 was lower when compared to the same periods in 2017 due to the lower corporate tax rate resulting from the passage of the Tax Act that went into effect December 22, 2017. Offsetting this decrease was an increase due to the prior year release of the reserve for uncertain tax positions of $0.5 million in the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, the Company recognized a discrete tax benefit related to excess tax benefits from stock compensation of $0.5 million and $0.6 million, respectively. The Company continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Net Income

Net income for the three months ended June 30, 2018 was $21.2 million, compared to net income of $14.7 million for the corresponding period in 2017, an increase in net income of $6.5 million. Net income for the six months ended June 30, 2018 was $19.3 million, compared to net income of $11.5 million for the corresponding period in 2017, an increase in net income of $7.8 million. The increase in net income for the three and six months ended June 30, 2018 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “— Selling, General and Administrative Expense.”  As a percentage of net sales, net income was 12.8% for the three months ended June 30, 2018 compared to 10.6% for the three months ended June 30, 2017.  As a percentage of net sales, net income was 8.0% for the six months ended June 30, 2018 compared to 5.4% for the six months ended June 30, 2017.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2018 was $40.1 million compared to $31.3 million in the corresponding period in 2017, an increase of $8.8 million. Adjusted EBITDA for the six months ended June 30, 2018 was $47.2 million compared to $36.5 million in the corresponding period in 2017, an increase of $10.7 million. For the three and six month periods ended June 30, 2018, the increase in Adjusted EBITDA is attributable to the factors described above under “— Net Sales” and “— Cost of Sales.”

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

As of June 30, 2018, we had $82.8 million of total liquidity, comprised of ($1.1) million in cash and cash equivalents and borrowing availability of $83.9 million under our revolving credit facility, compared with total liquidity as of December 31, 2017 of approximately $136.4 million, comprised of approximately $36.9 million in cash and cash equivalents and borrowing availability of approximately $99.5 million under our revolving credit facility.  Cash is negative at June 30, 2018 due to outstanding checks exceeding the cash book balance due to the timing of revolver borrowings, which is typical given out working capital needs due to the seasonality of our business. The negative cash amount is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and in Operating activities on the Condensed Consolidated Statements of Cash Flows. The decrease in our total liquidity from December 31, 2017 is primarily due to the seasonality of our business. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at June 30, 2018, December 31, 2017 and June 30, 2017.

	As of
	June 30,	December 31,	June 30,
	2018	2017	2017
Cash and cash equivalents	$-	$36,875	$4,290
Inventories	84,633	71,524	85,913

We had cash and cash equivalents of $0.0 million at June 30, 2018 compared to cash and cash equivalents of $36.9 million and $4.3 million at December 31, 2017 and June 30, 2017, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows (in thousands)	2018	2017	Change	Change

Net cash provided by operating activities	$10,991	$13,337	$(2,346)	(17.6)%
Net cash used in investing activities	(4,079)	(10,746)	6,667	(62.0)%
Net cash used in financing activities	(43,787)	(16,910)	(26,877)	158.9%
Decrease in cash	$(36,875)	$(14,319)	$(22,556)	(157.5)%

Net cash provided by operating activities decreased $2.3 million from the six months ended June 30, 2017 to the six months ended June 30, 2018.  The decrease in cash provided by operating activities was due to unfavorable changes in working capital of $12.4 million and by a $10.1 million increase in net income adjusted for reconciling items.  The largest unfavorable change in working capital was driven by an unfavorable change in cash used by accounts receivable from higher sales in the six months ended June 30, 2017 compared to the six months ended June 30, 2017.

Net cash used in investing activities decreased $6.7 million for the six months ended June 30, 2018 compared to the corresponding period in 2017. This decrease was due to the $7.6 million in non-recurring cash payments that occurred in the six months ended June 30, 2017 related to the acquisition of Arrowhead. This decrease was partially offset by an increase in capital expenditures of $0.9 million during the six months ended June 30, 2018 compared to the same period in the prior year.

Net cash used in financing activities increased $26.9 million for the six months ended June 30, 2018 as compared to the corresponding period in 2017. The increase was primarily a result of a $30.0 million payment on our debt that occurred in the six months ended June 30, 2018, that was partially offset by the non-recurrence of a $5.5 million earnout payment related to Dejana that occurred in the six months ended June 30, 2017. Additionally offsetting this increase were $3.0 million in revolver borrowings at June 30, 2017 compared to no revolver borrowings at June 30, 2018.

Free Cash Flow

Free cash flow for the three months ended June 30, 2018 was ($6.1) million compared to $7.2 million in the corresponding period in 2017, a decrease of $13.3 million. The decrease in free cash flow is primarily a result of lower cash provided by operating activities of ($12.4) million and an increase in capital expenditures of $1.0 million. Free cash flow for the six months ended June 30, 2018 was $6.9 million compared to $10.2 million in the corresponding period in 2017, a decrease of $3.3 million.  The decrease in free cash flow is primarily a result of lower cash provided by operating activities of $2.3 million and an increase in capital expenditures of $1.0 million, as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Net cash provided by (used in) operating activities	$(3,284)	$9,064	$10,991	$13,337
Acquisition of property and equipment	(2,772)	(1,840)	(4,079)	(3,146)
Free cash flow	$(6,056)	$7,224	$6,912	$10,191

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$21,164	$14,746	$19,288	$11,469

Interest expense, net	4,096	4,192	8,041	9,488
Income tax expense	6,916	7,608	5,654	4,914
Depreciation expense	1,864	1,741	3,694	3,477
Amortization	2,866	2,786	5,737	5,535
EBITDA	36,906	31,073	42,414	34,883

Stock-based compensation expense	2,745	758	4,165	2,108
Litigation proceeds	-	(1,275)	-	(1,275)
Other charges (1)	417	701	577	769
Adjusted EBITDA	$40,068	$31,257	$47,156	$36,485

(1)	Reflects unrelated legal and consulting fees for the periods presented.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (GAAP)	$21,164	$14,746	$19,288	$11,469
Adjustments:
- Stock-based compensation	2,745	758	4,165	2,108
- Litigation proceeds	-	(1,275)	-	(1,275)
- Other charges (1)	417	701	577	769
Tax effect on adjustments	(791)	(70)	(1,186)	(609)

Adjusted net income (non-GAAP)	23,535	14,860	22,844	12,462

Weighted average common shares outstanding assuming dilution	22,717,592	22,605,208	22,676,641	22,571,352

Adjusted earnings per common share - dilutive	1.02	0.65	0.99	0.54

GAAP diluted earnings per share	0.91	0.64	0.83	0.50
Adjustments net of income taxes:
- Stock-based compensation	0.09	0.03	0.14	0.06
- Litigation proceeds	-	(0.04)	-	(0.04)
- Other charges (1)	0.02	0.02	0.02	0.02

Adjusted diluted earnings per share (non-GAAP)	1.02	0.65	0.99	0.54

(1)	Reflects unrelated legal and consulting fees for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended June 30, 2018.

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

Interest Rate Risk

We are exposed to market risk primarily from changes in interest rates.  Our borrowings, including our term loan and any revolving borrowings under our senior credit facilities, are at variable rates of interest and expose us to interest rate risk.  A portion of our interest rate risk associated with our term loan is mitigated through interest rate swaps. In addition, the interest rate on any revolving borrowings is subject to an increase in the interest rate based on our average daily availability under our revolving credit facility.

As of June 30, 2018, we had outstanding borrowings under our term loan of $279.5 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2018 by $0.5 million, $0.7 million and $1.0 million, respectively.

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

As of June 30, 2018, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2018 by $0.0 million, $0.0 million and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 8.6% and 10.5% for the three and six months ended June 30, 2018, respectively, compared to 9.0% and 11.3% for the three and six months ended June 30, 2017, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2018, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2018, filed on August 7, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ SARAH LAUBER
Sarah Lauber
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: August 7, 2018