Form 10-Q
period 2018-09-30
DOUGLAS DYNAMICS, INC
filed 2018-11-06
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Number of shares of registrant’s common shares outstanding as of November 6, 2018 was 22,700,991.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$-	$36,875
Accounts receivable, net	128,164	79,120
Inventories	89,444	71,524
Inventories - truck chassis floor plan	9,495	7,711
Refundable income taxes paid	1,476	-
Prepaid and other current assets	3,562	2,883
Total current assets	232,141	198,113
Property, plant, and equipment, net	54,298	53,962
Goodwill	241,006	241,006
Other intangible assets, net	177,545	186,150
Other long-term assets	7,750	5,945
Total assets	$712,740	$685,176
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,280	$16,323
Accrued expenses and other current liabilities	28,360	21,004
Floor plan obligations	9,495	7,711
Income taxes payable	-	2,996
Short term borrowings	38,000	-
Current portion of long-term debt	2,749	32,749
Total current liabilities	93,884	80,783
Retiree health benefit obligation	7,113	6,809
Pension obligation	2,803	9,761
Deferred income taxes	46,447	39,269
Long-term debt, less current portion	273,428	274,872
Other long-term liabilities	14,355	17,004
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,700,991 and 22,590,897 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	227	226
Additional paid-in capital	151,443	147,287
Retained earnings	127,032	115,737
Accumulated other comprehensive loss, net of tax	(3,992)	(6,572)
Total stockholders’ equity	274,710	256,678
Total liabilities and stockholders’ equity	$712,740	$685,176

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Net sales	$124,832	$125,339	$372,242	$336,958
Cost of sales	89,912	89,284	261,446	238,683
Gross profit	34,920	36,055	110,796	98,275
Selling, general, and administrative expense	16,592	12,914	53,281	44,537
Intangibles amortization	2,868	2,997	8,605	8,532
Income from operations	15,460	20,144	48,910	45,206
Interest expense, net	(4,379)	(4,860)	(12,420)	(14,348)
Litigation proceeds	-	-	-	1,275
Other expense, net	(12)	(203)	(479)	(669)
Income before taxes	11,069	15,081	36,011	31,464
Income tax expense	1,148	5,754	6,802	10,668
Net income	$9,921	$9,327	$29,209	$20,796
Weighted average number of common shares outstanding:
Basic	22,700,991	22,590,897	22,675,450	22,571,560
Diluted	22,726,517	22,604,921	22,697,259	22,582,502
Earnings per common share:
Basic	$0.43	$0.41	$1.27	$0.91
Diluted	$0.43	$0.40	$1.26	$0.90
Cash dividends declared and paid per share	$0.27	$0.24	$0.80	$0.72
Comprehensive income	$10,709	$9,396	$31,789	$20,590

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2018	2017
	(unaudited)

Operating activities
Net income	$29,209	$20,796
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,215	13,815
Amortization of deferred financing costs and debt discount	911	911
Loss on disposal of fixed assets	185	-
Stock-based compensation	4,180	2,750
Provision for losses on accounts receivable	446	1,424
Deferred income taxes	7,178	4,464
Earnout liability	-	(1,186)
Changes in operating assets and liabilities:
Accounts receivable	(47,105)	(39,519)
Inventories	(19,795)	(4,929)
Prepaid and refundable income taxes and other assets	(4,093)	(55)
Accounts payable	(872)	(2,556)
Accrued expenses and other current liabilities	4,360	3,069
Benefit obligations and other long-term liabilities	(6,723)	347
Net cash used in operating activities	(17,904)	(669)
Investing activities
Capital expenditures	(6,302)	(5,216)
Acquisition of business	-	(7,385)
Net cash used in investing activities	(6,302)	(12,601)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(23)	(923)
Payments of financing costs	-	(1,608)
Earnout payment	-	(5,487)
Dividends paid	(18,291)	(16,476)
Net revolver borrowings	38,000	23,000
Repayment of long-term debt	(32,355)	(2,363)
Net cash used in financing activities	(12,669)	(3,857)
Change in cash and cash equivalents	(36,875)	(17,127)
Cash and cash equivalents at beginning of period	36,875	18,609
Cash and cash equivalents at end of period	$-	$1,482

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$30,034	$33,271

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

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2018 and the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and condensed cash flows for the nine months ended September 30, 2018 and 2017 have been prepared by the Company and have not been audited.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Prior periods are required to be recast. The Company adopted this standard on January 1, 2018. The impact of this standard was a reclassification of $179 and $537 of other components of net periodic benefit cost to Other expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017, respectively.  The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its pension and other postretirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements.

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

The adoption of Topic 606 did not have a significant impact on the Work Truck Attachments segment. In the Work Truck Solutions segment, the standard changed the timing of revenue for truck upfits of customer-owned chassis from a point in time to over time. This change in timing of revenue recognition increased revenue by $16 and increased revenue by $273 in the three and nine months ended September 30, 2018, respectively.

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

Fleet Upfit Sales – The Company enters contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles increased revenue by $16 and increased revenue by $273 for the three and nine months ended September 30, 2018, respectively.

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

Revenue by customer type was as follows:

Three Months Ended September 30, 2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Independent dealer	$ 80,964	$ 18,732	$ -	$ 99,696
Government	12,568	-	-	12,568
Fleet	-	13,955	-	13,955
Other	-	2,017	(3,404)	(1,387)
Total revenue	$ 93,532	$ 34,704	$ (3,404)	$ 124,832

Nine Months Ended September 30, 2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Independent dealer	$ 232,934	$ 58,524	$ -	$ 291,458
Government	35,351	-	-	35,351
Fleet	-	43,501	-	43,501
Other	-	8,538	(6,606)	1,932
Total revenue	$ 268,285	$ 110,563	$ (6,606)	$ 372,242

Revenue by timing of revenue recognition was as follows:

Three Months Ended September 30, 2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Point in time	$ 93,532	$ 13,601	$ (3,404)	$ 103,729
Over time	-	21,103	-	21,103
Total revenue	$ 93,532	$ 34,704	$ (3,404)	$ 124,832

Nine Months Ended September 30, 2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Point in time	$ 268,285	$ 42,501	$ (6,606)	$ 304,180
Over time	-	68,062	-	68,062
Total revenue	$ 268,285	$ 110,563	$ (6,606)	$ 372,242

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and nine months ended September 30, 2018:

Three Months Ended September 30, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$3,316	$2,434	$(3,544)	$2,206

Nine Months Ended September 30, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,048	$8,605	$(8,447)	$2,206

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. There were no contract assets as of September 30, 2018. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract. The change in the contract liabilities balance for the three and nine months ended September 30, 2018 is driven by an increase in customer payments received in advance of performance.

The Company recognized revenue of $980 and $2,365 during the three and nine months ended September 30, 2018, respectively, which amount was included in contract liabilities at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. The guidance provides certain optional exemptions that limit this requirement. The Company has various contracts that meet the following optional exemptions provided by ASC 606:

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

Impact of New Revenue Guidance on Financial Statement Line Items

In accordance with Topic 606, the disclosure of the impact of adoption to the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Net sales	$ 124,832	$ 124,816	$ 16	$ 372,242	$ 371,969	$ 273
Cost of sales	89,912	89,910	2	261,446	261,276	170
Gross profit	34,920	34,906	14	110,796	110,693	103
Income from operations	15,460	15,446	14	48,910	48,807	103
Income tax expense	1,148	1,144	4	6,802	6,774	28
Net income	$ 9,921	$ 9,911	$ 10	$ 29,209	$ 29,134	$ 75
Earnings per common share:
Basic	$ 0.43	$ -	$ 0.43	$ 1.27	$ -	$ 1.27
Diluted	$ 0.43	$ -	$ 0.43	$ 1.26	$ -	$ 1.26

In accordance with Topic 606, the disclosure of the impact of adoption to the condensed consolidated balance sheet was as follows:

	As of September 30, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Assets:
Accounts Receivable	$ 128,164	$ 126,052	$ 2,112
Inventory	89,444	91,148	(1,704)
Liabilities:
Deferred tax liability	46,447	46,341	106
Shareholder's Equity:
Retained Earnings	127,032	126,654	378

3.Acquisition

On May 1, 2017, the Company purchased substantially all of the assets of Arrowhead Equipment, Inc. (“Arrowhead”). Total consideration was $7,385. The acquisition includes Arrowhead’s assets acquired at two up-fit locations in Albany and Queensbury, New York that are both being leased by the Company. The assets were acquired with on hand cash and short term borrowings under the Company’s Revolving Credit Agreement. The acquired assets are included in the Work Truck Solutions segment and were acquired to expand the geographical footprint of that segment. The Company incurred ($70) and $418 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Condensed Consolidated Statements of Income in the three and nine months ended September 30, 2017, respectively, which includes an accrual reversal for estimated transaction-related expenses.

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

The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company.  The Company will be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period.  The acquisition was accounted for under the acquisition method of accounting, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. For the three and nine months ended September 30, 2018, the Arrowhead assets contributed $2,583 and $8,324 of revenues and $220 and $791 of pre-tax operating income to the Company, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2018	2017
Assets:
Other long-term assets (a)	$5,762	$4,840
Interest rate swaps (b)	935	-

Total Assets	$6,697	$4,840

Liabilities:
Interest rate swaps (b)	$-	$2,178
Long term debt (c)	280,860	312,384
Earnout - Henderson (d)	413	529
Earnout - Dejana (e)	3,100	3,100
Total Liabilities	$284,373	$318,191

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $7 and $942 at September 30, 2018 are included in Accrued expenses and other current liabilities and Other long-term assets, respectively.  Interest rate swaps of $597 and $1,581 at December 31, 2017 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $213 and $200, respectively, at September 30, 2018 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in Accrued expenses and other current liabilities and Other long term liabilities in the amounts of $111 and $442, respectively, at September 30, 2017 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2017

Beginning Balance	$444	$529	$580	$636
Additions	—	—	—	—
Adjustments to fair value	—	—	—	—
Payment to former owners	(31)	(116)	(27)	(83)
Ending balance	$413	$413	$553	$553

(e) Included in Other long term liabilities in the amount of $3,100 at September 30, 2018 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by the Peter Paul Dejana Family Trust dated 12/31/98 (“Dejana”). Included in Other long term liabilities in the amount of $3,700 at September 30, 2017 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana.  Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2017

Beginning Balance	$3,100	$3,100	$4,886	$10,373
Additions	—	—	—	—
Adjustments to fair value	—	—	(1,186)	(1,186)
Payment to former owners	—	—	—	(5,487)
Ending balance	$3,100	$3,100	$3,700	$3,700

5.Inventories

Inventories consist of the following:

	September 30,	December 31,
	2018	2017

Finished goods	$43,480	$35,547
Work-in-process	8,704	7,774
Raw material and supplies	37,260	28,203
	$89,444	$71,524

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At September 30, 2018 and December 31, 2017, the Company had $9,495 and $7,711 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2018	2017

Land	$2,378	$2,378
Land improvements	4,357	4,357
Leasehold improvements	4,080	4,183
Buildings	27,134	26,846
Machinery and equipment	48,847	44,618
Furniture and fixtures	14,470	13,681
Mobile equipment and other	4,750	4,576
Construction-in-process	4,598	4,320
Total property, plant and equipment	110,614	104,959
Less accumulated depreciation	(56,316)	(50,997)
Net property, plant and equipment	$54,298	$53,962

7. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2018
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	58,000	22,000
Customer relationships	80,920	15,281	65,639
Patents	21,136	11,662	9,474
Noncompete agreements	8,640	7,671	969
Trademarks	5,459	3,596	1,863
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	98,130	99,945
Total	$275,675	$98,130	$177,545

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2017
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	55,000	25,000
Customer relationships	80,920	11,304	69,616
Patents	21,136	10,721	10,415
Noncompete agreements	8,640	7,055	1,585
Trademarks	5,459	3,525	1,934
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	89,525	108,550
Total	$275,675	$89,525	$186,150

Amortization expense for intangible assets was $2,868 and $2,997 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $8,605 and $8,532 for the nine months ended September 30, 2018 and 2017, respectively. Estimated amortization expense for the remainder of 2018 and each of the succeeding five years is as follows:

2018	$2,869
2019	10,954
2020	10,932
2021	10,670
2022	10,520
2023	10,520

6.

8.Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2018	2017

Term Loan, net of debt discount of $1,269 and $1,562 at September 30, 2018 and December 31, 2017, respectively	$278,769	$310,830
Less current maturities	2,749	32,749
Long term debt before deferred financing costs	276,020	278,081
Deferred financing costs, net	2,592	3,209
Long term debt, net	$273,428	$274,872

At September 30, 2018, the Company had outstanding borrowings under the Term Loan Credit Agreement of $278,769, outstanding borrowings on the Revolving Credit Agreement of $38,000, and remaining borrowing availability of $61,420.  At December 31, 2017, the Company had outstanding borrowings under the Term Loan Credit Agreement of $310,830, no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $99,463.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long term debt.  As of September 30, 2018, the Company was not required to make additional excess cash flow payments during fiscal 2018. The Company made a required excess cash flow payment of $11,279 and a voluntary payment of $18,721 on January 31, 2018.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  On February 5, 2018, the Company entered into additional interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements have notional amounts of $50,000 and $150,000 effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The interest rates swaps are accounted for as cash flow hedges. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, the Company either received or made payments on a monthly basis based on the differential between 6.105% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%). Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 6.916% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%). Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 7.168% and LIBOR plus 3.00% (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company will either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR. The interest rate swaps’ positive fair value at September 30, 2018 was $935, of which $7 and $942 are included in Accrued expenses and other current liabilities and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively. The interest rate swaps’ negative fair value at December 31, 2017 was $2,178, of which $597 and $1,581 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

9.Accrued Expenses and Other Current Liabilities

As outstanding checks exceeded the cash book balance at September 30, 2018 by $3,652, such amount has been included in Accrued expenses and other current liabilities in the “Other” category below. Accrued expenses and other current liabilities are summarized as follows:

	September 30,	December 31,
	2018	2017

Payroll and related costs	$10,195	$6,923
Employee benefits	5,347	4,701
Accrued warranty	3,431	3,262
Other	9,387	6,118
	$28,360	$21,004

10.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $5,754 at September 30, 2018, of which $2,323 is included in Other long term liabilities and $3,431 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.  The warranty reserve was $5,677 at December 31, 2017, of which $2,415 is included in Other long term liabilities and $3,262 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Balance at the beginning of the period	$5,176	$5,575	$5,677	$6,160
Establish warranty provision for Arrowhead	-	-	-	65
Warranty provision	1,050	615	2,821	2,178
Claims paid/settlements	(472)	(373)	(2,744)	(2,586)
Balance at the end of the period	$5,754	$5,817	$5,754	$5,817

11.                 Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Component of net periodic pension cost:
Service cost	$102	$89	$306	$267
Interest cost	389	403	1,167	1,209
Expected return on plan assets	(475)	(448)	(1,425)	(1,344)
Amortization of net loss	176	181	528	543
Net periodic pension cost	$192	$225	$576	$675

The Company estimates its total required minimum contributions to its pension plans in 2018 will be $72.  Through September 30, 2018, the Company has made $7,047 of cash contributions to the pension plans versus $655 through the same period in 2017. This payment includes a $7,000 discretionary payment to its pension plans related to the 2017 plan year made on September 14, 2018.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Component of periodic other postretirement benefit cost:
Service cost	$47	$51	$141	$153
Interest cost	58	70	174	210
Amortization of net gain	(52)	(27)	(156)	(81)
Net periodic other postretirement benefit cost	$53	$94	$159	$282

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Basic earnings per common share
Net income	$9,921	$9,327	$29,209	$20,796
Less income allocated to participating securities	131	117	390	268
Net income allocated to common shareholders	$9,790	$9,210	$28,819	$20,528
Weighted average common shares outstanding	22,700,991	22,590,897	22,675,450	22,571,560
	$0.43	$0.41	$1.27	$0.91

Earnings per common share assuming dilution
Net income	$9,921	$9,327	$29,209	$20,796
Less income allocated to participating securities	131	117	390	268
Net income allocated to common shareholders	$9,790	$9,210	$28,819	$20,528
Weighted average common shares outstanding	22,700,991	22,590,897	22,675,450	22,571,560
Incremental shares applicable to non-participating RSUs	25,526	14,024	21,809	10,942
Weighted average common shares assuming dilution	22,726,517	22,604,921	22,697,259	22,582,502
	$0.43	$0.40	$1.26	$0.90

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. For the 2018 equity grants, the retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $0 in both the three months ended September 30, 2018 and 2017, and $2,968 and $619 in the nine months ended September 30, 2018 and 2017, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2018 that are subject to performance conditions over a three year performance period for the years ending 2018 through 2020. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. For performance share grants in prior years, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $37.40. The Company recognized ($172) and $451 of compensation expense (benefit) related to the awards in the three months ended September 30, 2018 and 2017, respectively. The Company recognized $1,760 and $1,121 of compensation expense related to the awards in the nine months ended September 30, 2018 and 2017, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2018, expected to be earned through the requisite service period was approximately $490 and is expected to be recognized through 2021.

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

A summary of RSU activity for the nine months ended September 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2017	47,542	$23.95	0.84	years
Granted	134,804	$35.73	0.50	years
Vested	(96,034)	$30.54
Cancelled and forfeited	-	$-

Unvested at September 30, 2018	86,312	$35.01	0.83	years

Expected to vest in the future at September 30, 2018	86,312	$35.01	0.83	years

The Company recognized $187 and $191 of compensation expense related to the RSU awards in the three months ended September 30, 2018 and 2017, respectively. The Company recognized $2,420 and $1,628 of compensation expense related to the RSU awards in the nine months ended September 30, 2018 and 2017, respectively. The unrecognized compensation expense, calculated under the fair value method for shares that were, as of September 30, 2018, expected to be earned through the requisite service period was approximately $1,082 and is expected to be recognized through 2021.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net sales
Work Truck Attachments	$93,532	$98,002	$268,285	$247,088
Work Truck Solutions	34,704	32,243	110,563	96,767
Corporate & Eliminations	(3,404)	(4,906)	(6,606)	(6,897)
	$124,832	$125,339	$372,242	$336,958
Selling, general, and administrative expense
Work Truck Attachments	$9,219	$7,378	$24,549	$22,780
Work Truck Solutions	5,113	2,997	15,927	11,309
Corporate & Eliminations	2,260	2,539	12,805	10,448
	$16,592	$12,914	$53,281	$44,537
Income (loss) from operations
Work Truck Attachments	$18,456	$23,105	$61,339	$52,186
Work Truck Solutions	135	1,784	1,988	5,143
Corporate & Eliminations	(3,131)	(4,745)	(14,417)	(12,123)
	$15,460	$20,144	$48,910	$45,206
Depreciation Expense
Work Truck Attachments	$1,467	$1,366	$4,244	$4,085
Work Truck Solutions	416	408	1,283	1,086
Corporate & Eliminations	33	32	83	112
	$1,916	$1,806	$5,610	$5,283
Assets
Work Truck Attachments	$482,371	$471,163
Work Truck Solutions	220,088	215,669
Corporate & Eliminations	10,281	7,238
	$712,740	$694,070
Capital Expenditures
Work Truck Attachments	$1,726	$1,470	$4,609	$3,560
Work Truck Solutions	497	600	1,693	1,656
	$2,223	$2,070	$6,302	$5,216

All intersegment sales are eliminated in consolidation.

16.Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.  The Company’s effective tax rate was 10.4% and 38.1% for the three months ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate was 18.9% and 33.9% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was lower when compared to the same periods in 2017 due to the lower corporate tax rate resulting from the passage of the Tax Cuts and Jobs Act (“Tax Act”) that went into effect December 22, 2017. Also contributing to the decrease in tax rate was the release of reserves for uncertain tax positions which exceeded prior periods by $1,258 and $763 in the three and nine months ended September 30, 2018, respectively. The Company also made a voluntary pension funding payment in the three and nine months ended September 30, 2018 of $7,000 which was deducted in the Company’s tax returns for the year ended December 31, 2017 reducing taxable income for that period. The increased pension funding deduction resulted in a tax benefit of $651, also decreasing the tax rate for the three and nine months ended September 30, 2018 as this deduction was not included in the provision recorded at December 31, 2017. The Company continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

17.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2018 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2017	$(1,328)	$1,392	$(6,636)	$(6,572)
Other comprehensive gain before reclassifications	2,058	—	—	2,058
Amounts reclassified from accumulated other comprehensive loss: (1)	247	(115)	391	522
Balance at September 30, 2018	$977	$1,277	$(6,245)	$(3,992)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(156)
Tax expense	41
Reclassification net of tax	$(115)
Amortization of pension items:
Actuarial losses (a)	528
Tax benefit	(137)
Reclassification net of tax	$391

Realized losses on interest rate swaps reclassified to interest expense	334
Tax benefit	(87)
Reclassification net of tax	$247

(a) These components are included in the computation of benefit plan costs in Note 11.

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2017 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2016	$(1,195)	$937	$(6,414)	$(6,672)
Other comprehensive loss before reclassifications	(656)	-	-	(656)
Amounts reclassified from accumulated other comprehensive loss: (1)	164	(50)	336	450
Balance at September 30, 2017	$(1,687)	$887	$(6,078)	$(6,878)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(81)
Tax expense	31
Reclassification net of tax	$(50)
Amortization of pension items:
Actuarial losses (a)	543
Tax benefit	(207)
Reclassification net of tax	$336
Realized losses on interest rate swaps reclassified to interest expense	264
Tax benefit	(100)
Reclassification net of tax	$164

(a)	These components are included in the computation of benefit plan costs in Note 11.

18. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases: Amendments to the FASB Accounting Standards Codification. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 will be effective for the Company beginning on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11 Leases: Targeted Improvements which allows entities to apply the new lease standard at the adoption date, rather than at the earliest period presented. In transition, lessees and lessors are required to recognize and measure leases using a modified retrospective approach. The Company is in the process of analyzing the impact of the guidance on its inventory of lease contracts and currently intends to adopt the standard in the first quarter of fiscal 2019.  The Company expects this ASU to have an impact of approximately $25,000 - $50,000 on its consolidated financial statements upon recognition of the lease liability and right-of-use asset for lease contracts which are currently accounted for as operating leases.

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

Overview

Effective January 1, 2018, we adopted Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective approach. The adoption of Topic 606 did not have a significant impact on the Work Truck Attachments segment. In the Work Truck Solutions segment, the standard changed the timing of revenue for truck upfits of customer-owned chassis from a point in time to over time. This change in timing of revenue recognition increased revenue by $0.0 million and $0.3 million in the three and nine months ended September 30, 2018, respectively.

The following table sets forth, for the three and nine months ended September 30, 2018 and 2017, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2018 and 2017 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$124,832	$125,339	$372,242	$336,958
Cost of sales	89,912	89,284	261,446	238,683
Gross profit	34,920	36,055	110,796	98,275
Selling, general, and administrative expense	16,592	12,914	53,281	44,537
Intangibles amortization	2,868	2,997	8,605	8,532
Income from operations	15,460	20,144	48,910	45,206
Interest expense, net	(4,379)	(4,860)	(12,420)	(14,348)
Litigation proceeds	-	-	-	1,275
Other expense, net	(12)	(203)	(479)	(669)
Income before taxes	11,069	15,081	36,011	31,464
Income tax expense	1,148	5,754	6,802	10,668
Net income	$9,921	$9,327	$29,209	$20,796

The following table sets forth for the three and nine months ended September 30, 2018 and 2017, the percentage of certain items in our condensed consolidated statement of operations, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.0%	71.2%	70.2%	70.8%
Gross profit	28.0%	28.8%	29.8%	29.2%
Selling, general, and administrative expense	13.3%	10.3%	14.3%	13.2%
Intangibles amortization	2.3%	2.4%	2.3%	2.5%
Income from operations	12.4%	16.1%	13.2%	13.5%
Interest expense, net	(3.5)%	(3.9)%	(3.3)%	(4.3)%
Litigation proceeds	-%	-%	-%	0.4%
Other expense, net	-%	(0.2)%	-%	(0.2)%
Income before taxes	8.9%	12.0%	9.9%	9.4%
Income tax expense	0.8%	4.6%	1.8%	3.2%
Net income	8.1%	7.4%	8.1%	6.2%

Net Sales

Net sales were $124.8 million for the three months ended September 30, 2018 compared to $125.3 million in the three months ended September 30, 2017, a decrease of $0.5 million, or 0.4%. Net sales were $372.2 million for the nine months ended September 30, 2018 compared to $337.0 million in the nine months ended September 30, 2017, an increase of $35.2 million, or 10.4%. Sales were relatively flat for the three months ended September 30, 2018 compared to the same period in the prior year. For the nine months ended September 30, 2018, sales increased due to the return of average levels of snowfall in the snow season ended March 31, 2018 compared to below average snowfall in the snow season ended March 31, 2017 and higher pricing, slightly offset by lower municipal volumes due to chassis supply chain issues. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net sales
Work Truck Attachments	$93,532	$98,002	$268,285	$247,088
Work Truck Solutions	34,704	32,243	110,563	96,767
Corporate & Eliminations	(3,404)	(4,906)	(6,606)	(6,897)
	$124,832	$125,339	$372,242	$336,958

Net sales at our Work Truck Attachments segment were $93.5 million for the three months ended September 30, 2018 compared to $98.0 million in the three months ended September 30, 2017, a decrease of $4.5 million primarily due to the timing of shipments and ongoing chassis supply availability issues. Net sales at our Work Truck Attachments segment were $268.3 million for the nine months ended September 30, 2018 compared to $247.1 million in the nine months ended September 30, 2017, an increase of $21.2 million due primarily to the higher levels of snowfall in the snow season ended March 31, 2018 compared to the snow season ended March 31, 2017. Snowfall during the snow season ended March 31, 2018 were near historical averages, while the snow season ended March 31, 2017 saw below average snowfall levels. Strong preseason sales for our commercial products were slightly offset by sales decreases in our municipal products, due to ongoing chassis supply availability issues.

Net sales at our Work Truck Solutions segment were $34.7 million for the three months ended September 30, 2018 compared to $32.2 million in the three months ended September 30, 2017, an increase of $2.5 million due primarily to increased demand. Net sales at our Work Truck Solutions segment were $110.6 million for the nine months ended September 30, 2018 compared to $96.8 million in the nine months ended September 30, 2017, an increase of $13.8 million due primarily to increased demand and the inclusion of incremental sales from additional facilities of $5.4 million in the nine months ended September 30, 2018 versus 2017.

Cost of Sales

Cost of sales was $89.9 million for the three months ended September 30, 2018 compared to $89.3 million for the three months ended September 30, 2017, an increase of $0.6 million, or 0.7%. Cost of sales was $261.4 million for the nine months ended September 30, 2018 compared to $238.7 million for the nine months ended September 30, 2017, an increase of $22.7 million, or 9.5%. Cost of sales was relatively flat for the three months ended September 30, 2018 when compared to the same period in the prior year. The increase in cost of sales for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was driven by increased sales as discussed above under “—Net Sales” and by the inclusion of incremental cost of sales attributable to additional facilities of $4.6 million for the nine months ended September 30, 2018 versus 2017. Cost of sales as a percentage of sales were 72.0% for the three month period ended September 30, 2018 compared to 71.2% for the three month period ended September 30, 2017. Cost of sales as a percentage of sales were 70.2% for the nine month period ended September 30, 2018 compared to 70.8% for the nine month period ended September 30, 2017. The increase in cost of sales as a percentage of sales for the three months ended September 30, 2018 is due to increased volumes at Work Truck Solutions sales which historically have operated at lower margins. The decrease in cost of sales as a percentage of sales for the nine months ended September 30, 2018 is due to the higher sales of our commercial products within the higher margin Work Truck Attachments. Offsetting the decrease in cost of sales as a percentage of sales within Work Truck Attachments is an increase in costs within the Work Truck Solutions segment due to the continuing ramp up of new facilities.

Gross Profit

Gross profit was $34.9 million for the three months ended September 30, 2018 compared to $36.1 million for the three months ended September 30, 2017, a decrease of $1.2 million, or 3.3%. Gross profit was $110.8 million for the nine months ended September 30, 2018 compared to $98.3 million for the nine months ended September 30, 2017, an increase of $12.5 million, or 12.7%.   The changes in gross profit are attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit changed from 28.8% for the three months ended September 30, 2017 to 28.0% for the corresponding period in 2018.  As a percentage of net sales, gross profit changed from 29.2% for the nine months ended September 30, 2017 to 29.8% for the corresponding period in 2018.  The reasons for the changes in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $19.5 million for the three months ended September 30, 2018, compared to $15.9 million for the three months ended September 30, 2017, an increase of $3.6 million, or 22.6%. Selling, general and administrative expenses, including intangibles amortization, were $61.9 million for the nine months ended September 30, 2018, compared to $53.1 million for the nine months ended September 30, 2017, an increase of $8.8 million, or 16.6%. See the following summary of Selling, general and administrative expenses, including intangibles amortization by segment:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Selling, general, and administrative expense
Work Truck Attachments	$9,219	$7,378	$24,549	$22,780
Work Truck Solutions	5,113	2,997	15,927	11,309
Corporate & Eliminations	2,260	2,539	12,805	10,448
	$16,592	$12,914	$53,281	$44,537
Intangibles amortization
Work Truck Attachments	$1,725	$1,726	$5,176	$5,178
Work Truck Solutions	1,143	1,271	3,429	3,354
	$2,868	$2,997	$8,605	$8,532
Selling, general, and administrative expense including intangibles amortization
Work Truck Attachments	$10,944	$9,104	$29,725	$27,958
Work Truck Solutions	6,256	4,268	19,356	14,663
Corporate & Eliminations	2,260	2,539	12,805	10,448
	$19,460	$15,911	$61,886	$53,069

For Work Truck Attachments, selling, general and administrative expenses was $10.9 million in the three months ended September 30, 2018 compared to $9.1 million in the three months ended September 30, 2017, an increase of $1.8 million, or 19.8%.  Selling, general and administrative expenses was $29.7 million in the nine months ended September 30, 2018 compared to $28.0 million in the nine months ended September 30, 2017, an increase of $1.7 million, or 6.1%. Selling, general and administrative expenses increased for the three and nine months ended September 30, 2018 compared to the corresponding period in the prior year primarily due to increased discretionary spending as a result of a return to average snowfall levels.

For Work Truck Solutions, selling, general and administrative expenses was $6.3 million in the three months ended September 30, 2018 compared to $4.3 million in the three months ended September 30, 2017, an increase of $2.0 million, or 46.5%. Selling, general and administrative expenses was $19.4 million in the nine months ended September 30, 2018 compared to $14.7 million in the nine months ended September 30, 2017, an increase of $4.7 million, or 32.0%. This increase for the three months ended September 30, 2018 was due to $1.2 million in earnout reversal at Work Truck Solutions related to the Dejana acquisition in the three months ended September 30, 2017, as well as increased costs related to headcount and wages to support new facilities. This increase for the nine months ended September 30, 2018 was due to $1.2 million in earnout reversal at Work Truck Solutions related to the Dejana acquisition in the nine months ended September 30, 2017, and an increase in legal expenses of $0.6 million. The remainder of the increase relates to increased costs related to headcount and wages to support new facilities.

For Corporate & Eliminations, selling, general and administrative expenses was $2.3 million in the three months ended September 30, 2018 compared to $2.5 million in the three months ended September 30, 2017, a decrease of $0.2 million or 8.0%. Selling, general and administrative expenses was $12.8 million in the nine months ended

September 30, 2018 compared to $10.4 million in the nine months ended September 30, 2017, an increase of $2.4 million or 23.1%. The increase for the nine months ended September 30, 2018 are due to an increase in stock compensation expense related to plan design changes, timing due to the design changes, and increased plan participation. The remainder of the increase is due to higher variable compensation due to improved operating results.

Income from operations

Income from operations was $15.5 million for the three months ended September 30, 2018 compared to $20.1 million for the three months ended September 30, 2017, a decrease of $4.6 million, or 22.9%.  Income from operations was $48.9 million for the nine months ended September 30, 2018 compared to $45.2 million for the nine months ended September 30, 2017, an increase of $3.7 million, or 8.2%.  See below for a discussion of income from operations for each of our segments.

Income from operations at our Work Truck Attachments segment was $18.5 million for the three months ended September 30, 2018 compared to $23.1 million for the three months ended September 30, 2017, a decrease of $4.6 million, or 19.9%.  Income from operations at our Work Truck Attachments segment was $61.3 million for the nine months ended September 30, 2018 compared to $52.2 million for the nine months ended September 30, 2017, an increase of $9.1 million, or 17.4%.  The changes in income from operations for the three and nine months ended September 30, 2018 were driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “— Selling, General and Administrative Expense.”

Income from operations at our Work Truck Solutions segment was $0.1 million for the three months ended September 30, 2018 compared to $1.8 million for the three months ended September 30, 2017, a decrease of $1.7 million, or 94.4%. Income from operations at our Work Truck Solutions segment was $2.0 million for the nine months ended September 30, 2018 compared to $5.1 million for the nine months ended September 30, 2017, a decrease of $3.1 million, or 60.8%. The changes in income from operations for the three and nine months ended September 30, 2018 were driven by the factors described above under “— Net Sales,” “—Cost of Sales,” and “— Selling, General and Administrative Expense.”

Interest Expense

Interest expense was $4.4 million for the three months ended September 30, 2018, which was lower than the $4.9 million incurred in the same period in the prior year. Interest expense was $12.4 million for the nine months ended September 30, 2018, which was lower than the $14.3 million incurred in the same period in the prior year. The decrease in interest expense for the three and nine months ended September 30, 2018 was due to more favorable interest rate in 2018 due to debt refinances completed in February and August 2017, as well as lower debt balance from repayments of $30.0 million in 2018. In addition, the Company incurred $1.6 million of financing costs in the nine months ended September 30, 2017 related to the amendments to its Term Loan Credit Agreement to decrease the interest rate margins that apply to the term loan facility.

Litigation Proceeds

Litigation proceeds were $1.3 million for the nine months ended September 30, 2017 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Meyer Products, LLC. There were no litigation proceeds in the three and nine months ended September 30, 2018.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization. The Company’s effective tax rate was 10.4% and 38.1% for the three months ended September 30, 2018 and 2017, respectively, a decrease in tax rate of 27.7%. The Company’s effective tax rate was 18.9% and 33.9% for the nine months ended September 30, 2018 and 2017, respectively, a decrease in tax rate of 15.0%. The effective tax rates for the three and nine months ended September 30, 2018 was lower when compared to the same periods in 2017 due to the lower corporate tax rate resulting from the passage of the Tax Act that went into effect December 22, 2017.

Also contributing to the decrease in tax rate was the release of reserves for uncertain tax positions which exceeded prior periods by $1.3 million and $0.8 million in the three and nine months ended September 30, 2018, respectively.  The Company also made a voluntary pension funding payment in the three and nine months ended September 30, 2018 of $7.0 million which was deducted in the Company’s tax returns for the year ended December 31, 2017 reducing taxable income for that period.   The increased pension funding deduction resulted in a tax benefit of $0.7 million, also decreasing the tax rate for the three and nine months ended September 30, 2018 as this deduction was not included in the provision recorded at December 31, 2017. The Company continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Net Income

Net income for the three months ended September 30, 2018 was $9.9 million, compared to net income of $9.3 million for the corresponding period in 2017, an increase in net income of $0.6 million. Net income for the nine months ended September 30, 2018 was $29.2 million, compared to net income of $20.8 million for the corresponding period in 2017, an increase in net income of $8.4 million. The increase in net income for the three and nine months ended September 30, 2018 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net income was 8.1% for the three months ended September 30, 2018 compared to 7.4% for the three months ended September 30, 2017.  As a percentage of net sales, net income was 8.1% for the nine months ended September 30, 2018 compared to 6.2% for the nine months ended September 30, 2017.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2018 was $20.5 million compared to $24.2 million in the corresponding period in 2017, a decrease of $3.7 million. Adjusted EBITDA for the nine months ended September 30, 2018 was $67.7 million compared to $60.6 million in the corresponding period in 2017, an increase of $7.1 million. For the three and nine month periods ended September 30, 2018, the changes in Adjusted EBITDA is attributable to the factors described above under “— Net Sales” and “— Cost of Sales.”

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

As of September 30, 2018, we had $57.7 million of total liquidity, comprised of ($3.7) million in cash and cash equivalents and borrowing availability of $61.4 million under our revolving credit facility, compared with total liquidity as of December 31, 2017 of approximately $136.4 million, comprised of approximately $36.9 million in cash and cash equivalents and borrowing availability of approximately $99.5 million under our revolving credit facility.  Cash is negative at September 30, 2018 due to outstanding checks exceeding the cash book balance due to the timing of revolver borrowings, which is typical given out working capital needs due to the seasonality of our business. The negative cash amount is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and in Operating activities on the Condensed Consolidated Statements of Cash Flows. The decrease in our total liquidity from December 31, 2017 is primarily due to the seasonality of our business. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2018, December 31, 2017 and September 30, 2017.

	As of
	September 30,	December 31,	September 30,
	2018	2017	2017
Cash and cash equivalents	$-	$36,875	$1,482
Inventories	89,444	71,524	77,447

We had cash and cash equivalents of $0.0 million at September 30, 2018 compared to cash and cash equivalents of $36.9 million and $1.5 million at December 31, 2017 and September 30, 2017, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows (in thousands)	2018	2017	Change	Change

Net cash used in operating activities	$(17,904)	$(669)	$(17,235)	2576.2%
Net cash used in investing activities	(6,302)	(12,601)	6,299	(50.0)%
Net cash used in financing activities	(12,669)	(3,857)	(8,812)	228.5%
Decrease in cash	$(36,875)	$(17,127)	$(19,748)	(115.3)%

Net cash used in operating activities increased $17.2 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase in cash used in operating activities was due to unfavorable changes in working capital of $30.6 million and by a $13.4 million increase in net income adjusted for reconciling items.  The largest unfavorable changes in working capital were driven by unfavorable changes in cash used by inventories due to the build-up of inventory in anticipation of tariffs raising prices, benefit obligations due to a $7.0 million contribution to the pension plans during the three and nine months ended September 30, 2018, and accounts receivable from higher sales in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Net cash used in investing activities decreased $6.3 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017. This decrease was due to the $7.6 million in non-recurring cash payments that occurred in the nine months ended June 30, 2017 related to the acquisition of Arrowhead. This decrease was partially offset by an increase in capital expenditures of $1.1 million during the nine months ended September 30, 2018 compared to the same period in the prior year.

Net cash used in financing activities increased $8.8 million for the nine months ended September 30, 2018 as compared to the corresponding period in 2017. The increase was primarily a result of a $30.0 million payment on our debt that occurred in the nine months ended September 30, 2018, that was partially offset by the non-recurrence of a $5.5 million earnout payment related to Dejana that occurred in the nine months ended September 30, 2017. Additionally contributing to this increase were $38.0 million in revolver borrowings at September 30, 2018 compared to $23.0 million in revolver borrowings at September 30, 2017.

Free Cash Flow

Free cash flow for the three months ended September 30, 2018 was ($31.1) million compared to ($16.1) million in the corresponding period in 2017, a decrease of $15.0 million. The decrease in free cash flow is primarily a result of higher cash used in operating activities of $14.9 million and an increase in capital expenditures of $0.1 million. Free cash flow for the nine months ended September 30, 2018 was ($24.2) million compared to ($5.9) million in the corresponding period in 2017, a decrease of $18.3 million.  The decrease in free cash flow is primarily a result of higher cash used in operating activities of $17.2 million and an increase in capital expenditures of $1.1 million, as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Net cash used in operating activities	$(28,895)	$(14,006)	$(17,904)	$(669)
Acquisition of property and equipment	(2,223)	(2,070)	(6,302)	(5,216)
Free cash flow	$(31,118)	$(16,076)	$(24,206)	$(5,885)

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock-based compensation, litigation proceeds, loss on disposal of fixed assets related to facility relocations and certain purchase accounting expenses. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$9,921	$9,327	$29,209	$20,796

Interest expense, net	4,379	4,860	12,420	14,348
Income tax expense	1,148	5,754	6,802	10,668
Depreciation expense	1,916	1,806	5,610	5,283
Amortization	2,868	2,997	8,605	8,532
EBITDA	20,232	24,744	62,646	59,627

Stock-based compensation expense	15	642	4,180	2,750
Litigation proceeds	-	-	-	(1,275)
Purchase accounting (1)	-	(1,186)	-	(1,186)
Other charges (2)	271	(41)	848	728
Adjusted EBITDA	$20,518	$24,159	$67,674	$60,644

(1)	Reflects $1,186 in reversal of earn-out compensation related to Dejana in the three and nine months ended September 30, 2017
(2)

Reflects $185 in loss on disposal of fixed assets related to facility relocation for the three and nine months ended September 30, 2018. Reflects unrelated legal and consulting fees for the periods presented.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings per share (as defined by GAAP), excluding the impact of  stock based compensation, litigation proceeds, non-cash purchase accounting adjustments, loss on disposal of fixed assets related to facility relocations and certain charges related to certain unrelated legal fees and consulting fees, net of their income tax impact.  Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (GAAP)	$9,921	$9,327	$29,209	$20,796
Adjustments:
- Purchase accounting (1)	-	(1,186)	-	(1,186)
- Stock-based compensation	15	642	4,180	2,750
- Litigation proceeds	-	-	-	(1,275)
- Other charges (2)	271	(41)	848	728
Tax effect on adjustments	(71)	222	(1,257)	(386)

Adjusted net income (non-GAAP)	$ 10,136	$ 8,964	$ 32,980	$ 21,427

Weighted average common shares outstanding assuming dilution	22,726,517	22,604,921	22,697,259	22,582,502

Adjusted earnings per common share - dilutive	$ 0.44	$ 0.39	$ 1.42	$ 0.93

GAAP diluted earnings per share	$ 0.43	$ 0.40	$ 1.26	$ 0.90
Adjustments net of income taxes:
- Purchase accounting (1)	-	(0.03)	-	(0.03)
- Stock-based compensation	-	0.02	0.14	0.08
- Litigation proceeds	-	-	-	(0.04)
- Other charges (2)	0.01	-	0.02	0.02

Adjusted diluted earnings per share (non-GAAP)	$ 0.44	$ 0.39	$ 1.42	$ 0.93

(1)	Reflects $1,186 in reversal of earn-out compensation related to Dejana in the three and nine months ended September 30, 2017.
(2)

Reflects $185 in loss on disposal of fixed assets related to facility relocation for the three and nine months ended September 30, 2018. Reflects unrelated legal and consulting fees for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended September 30, 2018.

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

As of September 30, 2018, we had outstanding borrowings under our term loan of $278.8 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2018 by $0.5 million, $0.7 million and $1.0 million, respectively.

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

As of September 30, 2018, we had $38.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2018 by $0.0 million, $0.1 million and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 10.3% and 10.4% for the three and nine months ended September 30, 2018, respectively, compared to 8.5% and 10.3% for the three and nine months ended September 30, 2017, respectively.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2018, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2018, filed on November 6, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ SARAH LAUBER
Sarah Lauber
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: November 6, 2018