Form 10-K
period 2018-12-31
DOUGLAS DYNAMICS, INC
filed 2019-02-26
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒.

At June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $1,090 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At February 26, 2019, the Registrant had outstanding an aggregate of 22,700,991 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 30, 2019, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2018, are incorporated into Part III.

PART I

Forward Looking Statements

This Annual Report on Form 10‑K contains “forward‑looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward ‑ looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward‑looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward‑looking statements include, but are not limited to:

•	Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall;
•	Our inability to maintain good relationships with our distributors;
•	Our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business;
•	Lack of available or favorable financing options for our end‑users, distributors or customers;
•	Increases in the price of steel or other materials, including as a result of tariffs, necessary for the production of our products that cannot be passed on to our distributors;
•	Increases in the price of fuel or freight;
•	A significant decline in economic conditions;
•	The inability of our suppliers and OEM partners to meet our volume or quality requirements;
•	Inaccuracies in our estimates of future demand for our products;
•	Our inability to protect or continue to build our intellectual property portfolio;
•	The effects of laws and regulations and their interpretations on our business and financial conditions;
•	Our inability to develop new products or improve upon existing products in response to end‑user needs;
•	Losses due to lawsuits arising out of personal injuries associated with our products;
•	Factors that could impact the future declaration and payment of dividends;
•	Our inability to compete effectively against our competition; and
•

Our inability to achieve the projected financial performance with the assets of Dejana Truck & Utility Equipment Company, Inc. (“Dejana”) which we acquired in 2016, or the assets of Arrowhead Equipment, Inc. (“Arrowhead”) which we acquired in 2017 and unexpected costs or liabilities related to such acquisitions.

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

Item 1.  Business

Overview

Home to the best-selling brands in the industry, Douglas Dynamics, Inc. (the “Company,” “we,” “us,” “our”) is North America's premier manufacturer and upfitter of commercial work truck attachments and equipment. For more than 70 years, the Company has been innovating products that enable end-users to perform their jobs more efficiently and effectively, providing opportunities for businesses to increase profitability. Our commitment to continuous improvement enables us to consistently produce high quality products and drive shareholder value. The Douglas Dynamics portfolio of products and services is separated into two segments:  First, the Work Truck Attachments segment, which includes manufactured snow and ice control attachments sold under the FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands. Second, the Work Truck Solutions segment, which includes the upfit of market leading attachments and storage solutions for commercial work vehicles under the DEJANA® brand and its related sub-brands. The Work Truck Solutions segment was established as a result of the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Peter Paul Dejana Family Trust Dated 12/31/98 (such assets, “Dejana”) in July 2016.  For additional financial information regarding our reportable business segments, see Note 16 of the Notes to Consolidated Financial Statements of this report.

In our Work Truck Attachments segment, we offer a broad product line of snowplows and sand and salt spreaders for light and heavy duty trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. We also provide customized turnkey solutions to governmental agencies such as Departments of Transportation (“DOTs”) and municipalities.  For the years ended December 31, 2018, 2017 and 2016, 84%, 86% and 88% of our net sales in our Work Truck Attachments segment were generated from sales of snow and ice control equipment, respectively, and 16%, 14% and 12% of our net sales in our Work Truck Attachments segment were generated from sales of parts and accessories, respectively. While we measure sales of parts and accessories separately from snow and ice control equipment, they are integrated with one another and are not separable.

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

We believe that our Work Truck Attachments segment has the snow and ice control industry’s most extensive distribution network worldwide, which consists of over 2,100 points of sale. Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry leading brands within our distribution network.  Since 2005, we have extended our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

Created as a result of our acquisition of Dejana, our Work Truck Solutions segment offers a complementary line of upfitting services and products. Our Work Truck Solutions products consist of truck and vehicle upfits where we attach component pieces of equipment, truck bodies, racking, and storage solutions with varying levels of complexity to a vehicle chassis, and which are typically used by end-users for work related purposes. Our Work Truck Solutions segment is a premier upfitter of Class 4 - 6 trucks and other commercial work vehicles. Additionally, we believe that our Work Truck Solutions segment is a leading specialized manufacturer of storage solutions for trucks and vans and cable pulling equipment for trucks. We believe we are a regional market leader in the truck and vehicle upfitting market.  We believe that our Work Truck Solutions business possesses significant customer relationships comprised of over 2,000 customers across the truck equipment industry. We have longstanding relationships with many of our Work Truck Solutions customers. We continually seek to grow and strengthen our customer relationships by providing custom solutions to our customers’ evolving specialty upfit needs.  We are able to serve our Work Truck Solutions customers’ needs through our bailment and floor plan agreements with original equipment vehicle manufacturers who supply truck chassis, on which we perform custom upfits for our customers.

We believe we are the industry’s most operationally efficient manufacturer due to our vertical integration, highly variable cost structure and intense focus on lean manufacturing. We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations.  During the year ended December 31, 2018 we manufactured our products and upfitted vehicles in five facilities that we own in Milwaukee, Wisconsin; Rockland, Maine; Madison Heights, Michigan, Manchester, Iowa; and Huntley, Illinois. We also lease fifteen manufacturing and upfit facilities, located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island.  Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers, especially during times of sudden and unpredictable snowfall events when our customers need our products immediately.

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

We believe that both light and heavy duty snow and ice control equipment are driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end‑user.   However, we believe that demand for heavy duty trucks is less elastic than light trucks. Heavy duty truck end-users typically are comprised of local governments and municipalities which plan for and execute planned replacement of equipment over time.

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

While snowfall levels vary within a given year and from year‑to‑year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi‑year periods. The following chart depicts aggregate annual and ten‑year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2018. As the chart indicates, since 1984 aggregate snowfall levels in any given rolling ten‑year period have been fairly consistent, ranging from 2,782 to 3,345 inches.

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

Long‑term growth in the overall snow and ice control equipment market also results from geographic expansion of developed areas in the snow belt regions of North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada), as well as consumer demand for technological enhancements in snow and ice control equipment and related parts and accessories that improves efficiency and reliability. Continued construction in the snow belt regions in North America increases the aggregate area requiring snow and ice removal, thereby growing the market for snow and ice control equipment. In addition, the development and sale of more reliable, more efficient and more sophisticated products have contributed to an approximate 2% to 4% average unit price increase in each of the past five years.

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

We believe our Work Truck Solutions segment is a regional market leader in the Northeast and Mid-Atlantic regions of the United States.  We serve a variety of different customers that include dealers who typically sell to end-users and to large national customers who purchase fleets of upfitted vehicles. Approximately half of our revenues are derived from dealer customers, while approximately 40% of our revenues are fleet sales.  Our remaining sales are derived from over the counter sales of parts and accessories.

Long term growth in the truck and vehicle upfit market will depend on technological advances in the component products and advances in the original equipment manufacturer’s vehicles, as well customer demand for such products. Along with technological advancements, end-users are demanding more specialized vehicles specifically related to their unique work related needs, which we expect will further increase demand.  Along with technological advancements, products become more complex in the marketplace, thus increasing the importance of the role of the truck upfitter in the value chain.

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

Exceptional Customer Loyalty and Brand Equity.  Our brands enjoy exceptional customer loyalty and brand equity in the snow and ice control equipment and truck upfitting industries with both end‑users and distributors, which have been developed through over 70 years of superior innovation, productivity, reliability and support, consistently delivered year after year. We believe past brand experience, rather than price, is the key factor impacting our brands.

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

Extensive North American Distributor Network in Work Truck Attachments.  With over 2,100 points of sale at our Work Truck Attachments segment, we benefit from having what we believe to be the most extensive distributor network in the light truck and heavy duty snow and ice control equipment industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real‑time end‑user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

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

Experienced Management Team.  We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the light truck and heavy duty snow and ice control equipment and truck upfitting industries. Our senior management team, consisting of six officers as of December 31, 2018, has an average of approximately eighteen years of weather‑related industry experience and an average of over ten years with our company. James Janik, our Executive Chairman, has been with us for over 25 years and served as President and Chief Executive Officer from 2000 to 2018, and through his strategic vision, we have been able to expand our distributor network and grow our market leading position. On January 1, 2019, Robert McCormick became our President and Chief Executive Officer. He has been with us for over 14 years and has served in various roles, including Chief Operating Officer and Chief Financial Officer, among others.

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

Continuous Product Innovation.  We believe new product innovation is critical to maintaining and growing our market leading position in the snow and ice control equipment industry. We will continue to focus on developing innovative solutions to increase productivity, ease of use, reliability, durability and serviceability of our products and on incorporating lean manufacturing concepts into our product development process, which has allowed us to reduce the overall cost of development and, more importantly, to reduce our time‑to‑market by nearly one‑half.

Distributor Network and Customer Optimization.  At our Work Truck Attachment segment, we will continually seek opportunities to continue to expand our extensive distribution network by adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry leading brands within our distribution network to ensure we maximize our ability to generate revenue while protecting our industry leading reputation, customer loyalty and brands. We will also focus on optimizing this network by providing in‑depth training, valuable distributor support and attractive promotional and incentive opportunities. As a result of these efforts, we believe a majority of our distributors choose to sell our products exclusively. We believe this sizable high quality network is unique in the industry, providing us with valuable insight into purchasing trends and customer preferences, and would be very difficult to replicate. At our Work Truck Solutions segment, we have well developed customer relationships resulting from being responsive to the needs of our customers.  We will seek opportunities to continue to expand our customer group by increasing throughput allowing us to grow our customer base and continue to be responsive to our customers’ specialized upfit needs.

Aggressive Asset Management and Profit Focus.  We will continue to aggressively manage our assets in order to maximize our cash flow generation despite seasonal and annual variability in snowfall levels that affect our Work Truck Attachments segment. We believe our ability is unique in our industry and enables us to achieve attractive margins in all snowfall environments. Key elements of our asset management and profit focus strategies include:

•	employment of a highly variable cost structure, which can allow us to quickly adjust costs in response to real‑time changes in demand;

•	use of enterprise‑wide lean principles, which allow us to easily adjust production levels up or down to meet demand;
•	implementation of a pre‑season order program, which incentivizes distributors to place orders prior to the retail selling season and thereby enables us to more efficiently utilize our assets; and
•	development of a vertically integrated business model, which we believe provides us cost advantages over our competition.

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

Increase Our Industry Leading Market Share. In our Work Truck Attachments segment, we plan to leverage our industry leading position, distribution network and new product innovation capabilities to capture market share in the North American snow and ice control equipment market, focusing our primary efforts on increasing penetration in those North American markets where we believe our overall market share is less than 50%, including the heavy duty truck market. We also plan to continue growing our presence in the snow and ice control equipment market outside of North America, particularly in Asia and Europe, which we believe could provide significant growth opportunities in the future.  At our Work Truck Solutions segment, we plan to leverage our regional market leading position and utilize DDMS to further penetrate upfit markets and to grow our customer base.

Order Backlog

We had total backlog of $122.6 million and $81.3 million at December 31, 2018 and 2017, respectively. Backlog information may not be indicative of results of operations for future periods.

Employees

As of December 31, 2018, we employed 1,663 employees on a full‑time basis.  None of our employees are represented by a union and we are not party to any collective bargaining agreements.

Financing Program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2018, 2017 and 2016, distributors financed purchases of $8.5 million, $7.1 million and $7.6 million through this financing program, respectively. At both December 31, 2018 and December 31, 2017, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2018 and 2017 was $7.8 million and $3.4 million, respectively. We were not required to repurchase repossessed inventory for the years ended December 31, 2018, 2017 and 2016.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 19 years of remaining life. Our patent applications date from 1999 through 2018.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 48 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 12 Canadian registered trademarks, 5 European trademarks, 70 U.S. issued patents, 10 Canadian patents and 5 Chinese and 2 Mexican trademarks.

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

Raw Materials

During 2018, we experienced less favorable commodity costs compared to the prices paid for commodities in 2017 due to tariffs causing the inflation of steel prices. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2018, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

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

Historically, demand for snow and ice control equipment for light and heavy duty trucks as well as upfitted vehicles has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow‑belt regions in North America. Although economic conditions and spending by governmental agencies have improved from 2011 through 2018, this trend may not continue in the foreseeable future. Weakened economic conditions and limited or reduced government spending may cause both our Work Truck Attachments and Work Truck Solutions end‑users to delay purchases of replacement snow and ice control equipment and upfit vehicles and instead repair their existing equipment and vehicles, leading to a decrease in our sales of new equipment and upfitted vehicles. Specific to our Work Truck Attachments segment, weakened economic conditions and limited or reduced governmental spending may also cause our end‑users to delay their purchases of new light and heavy duty trucks.

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

Steel is a significant raw material used to manufacture our products. During 2018, 2017 and 2016, our raw steel purchases were approximately 10%, 10% and 12% of our revenue, respectively. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs and other trade restrictions. Steel prices are volatile and may increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions are weak and our distributors and end‑users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

If petroleum prices increase, our results of operations could be adversely affected.

Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside of our control. Political events in petroleum‑producing regions as well as hurricanes and other weather‑related events may cause the price of fuel to increase. If the price of fuel increases, the demand for our products may decline and transportation and freight costs may increase, which would adversely affect our financial condition and results of operations.

We depend on outside suppliers and original equipment manufacturers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off‑shore sources. We also have OEM partners that supply truck chassis used in our truck upfitting operations across both segments. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. In addition, as was the case in 2018, an OEM may encounter difficulties and may be unable to deliver truck chassis according to our production needs, which resulted in a deferral of sales from 2018 to future periods. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products, components or truck chassis from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end‑user sales, which could have an adverse effect on our business and financial condition.

We have continued to increase the number of our off‑shore suppliers. Our increased reliance on off‑shore sourcing may cause our business to be more susceptible to the impact of natural disasters, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, a weakening of the dollar over an extended period of time and other uncontrollable factors such as changes in foreign regulation, tariffs or economic conditions. In addition, reliance on off‑shore suppliers may make it more difficult for us to respond to sudden changes in demand because of the longer lead time to obtain components from off‑shore sources. We may be unable to mitigate this risk by stocking sufficient materials to satisfy any sudden or prolonged surges in demand for our products. If we cannot satisfy demand for our products in a timely manner, our sales could suffer as distributors can cancel purchase orders without penalty until shipment.

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

Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 19 years of remaining life. Our patent applications date from 1999 through 2018.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 48 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®,  BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 12 Canadian registered trademarks, 5 European trademarks, 70 U.S. issued patents, 10 Canadian patents and 5 Chinese and 2 Mexican trademarks.  Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2018, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non‑compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. The funding status of our pension plans is impacted by the financial markets. As of December 31, 2018, our pension plans were underfunded by approximately $2.1 million. In 2018, contributions to our defined benefit pension plans were approximately $7.0 million. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows. Moreover, under the Pension Protection Act of 2006, it is possible that losses of asset values may necessitate accelerated funding of our pension plans in the future to meet minimum federal government requirements.

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

We are heavily dependent on our senior management team.

Our continued success depends on the retention, recruitment and continued contributions of key management, finance, sales and marketing personnel, some of whom could be difficult to replace. Our success is largely dependent upon our senior management team. The loss of any one or more of such persons could have an adverse effect on our business and financial condition.

Our indebtedness could adversely affect our operations, including our ability to perform our obligations and generate cash flow.

As of December 31, 2018, we had approximately $279.3 million of senior secured indebtedness, no outstanding borrowings under our revolving credit facility and $94.6 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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
•

engage in activities other than, among other things, incurring the debt under our new senior credit facilities and the activities related thereto, holding our ownership interest in Douglas Dynamics, LLC, making restricted payments, including dividends, permitted by our senior credit facilities and conducting activities related to our status as a public company;

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

In 2017, we acquired Arrowhead. In July 2016, we acquired Dejana. We may not be able to achieve the projected financial performance or incur unexpected costs or liabilities as a result of these transactions. In addition, if in the future we acquire another company or its assets, it may be difficult to assimilate the acquired businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and ability to compete and gain market share. Mergers and acquisitions are inherently risky and are subject to many factors outside our control. No assurance can be given that any future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support any acquired company and may have difficulty identifying and acquiring appropriate resources. If we divest or otherwise exit certain portions of our business in connection with a strategic transaction, we may be required to record additional expenses, and our estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our significant facilities by location, ownership, and function as of December 31, 2018 are as follows:

Location	Ownership	Products / Use
Milwaukee, Wisconsin	Owned	Corporate headquarters, Work Truck Attachments
Albany, New York	Leased	Work Truck Solutions
Baltimore, Maryland (1)	Leased	Work Truck Solutions
Bucyrus, Ohio	Leased	Work Truck Attachments
Chalfont, Pennsylvania	Leased	Work Truck Solutions
Cinnaminson, New Jersey	Leased	Work Truck Solutions
Fulton, Missouri	Leased	Work Truck Attachments
Huntley, Illinois	Owned	Work Truck Attachments
Kansas City, Missouri	Leased	Work Truck Solutions
Kenvil, New Jersey	Leased	Work Truck Attachments
Kings Park, New York (1)	Leased	Work Truck Solutions
Madison Heights, Michigan	Owned	Work Truck Attachments
Manchester, Iowa	Owned	Work Truck Attachments
Manchester, Iowa	Leased	Work Truck Attachments
Queensbury, New York	Leased	Work Truck Solutions
Rockland, Maine	Owned	Work Truck Attachments
Smithfield, Rhode Island	Leased	Work Truck Solutions
Watertown, New York	Leased	Work Truck Attachments
China	Leased	Sourcing Office

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

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

On January 1, 2019, James L. Janik became Executive Chairman of the Company. Also on January 1, 2019, Robert McCormick became President and Chief Executive Officer of the Company and a member of the Company’s Board of Directors.

Our executive officers as of February 26, 2019 were as follows:

Name	Age	Position
Robert McCormick	58	President and Chief Executive Officer
James Janik	62	Executive Chairman
Sarah Lauber	47	Chief Financial Officer & Secretary
Keith Hagelin	58	President, Commercial Snow & Ice
Jonathon Sievert	43	President, Municipal Snow & Ice
Andrew Dejana	58	President, Dejana Truck & Utility Equipment

Robert McCormick has been serving as our President and Chief Executive Officer and as director since January 2019.  Previously, Mr. McCormick served as our Chief Operating Officer from August 2017 until January 2019. Prior to becoming Chief Operating Officer, Mr. McCormick served as our Executive Vice President and Chief Financial Officer from September 2004 through August 2017, as our Secretary from May 2005 through August 2017, as our Assistant Secretary from September 2004 to May 2005 and as our Treasurer from September 2004 through December 2010. Prior to joining us, Mr. McCormick served as President and Chief Executive Officer of Xymox Technology Inc. from 2001 to 2004. Prior to that, Mr. McCormick served in various capacities in the Newell Rubbermaid Corporation, including President from 2000 to 2001 and Vice President Group Controller from 1997 to 2000.

James Janik has been serving as our Executive Chairman since January 2019 and as a director since 2004.  Mr. Janik became our Chairman of the Board in 2014.  Mr. Janik previously served as our President and Chief Executive Officer from 2004 until January 2019. Mr. Janik also served as President and Chief Executive Officer of Douglas Dynamics Incorporated, the entity that previously operated our business, from 2000 to 2004. Mr. Janik was Director of Sales of our Western Products division from 1992 to 1994, General Manager of our Western Products division from 1994 to 2000 and Vice President of Marketing and Sales from 1998 to 2000. Prior to joining us, Mr. Janik was the Vice President of Marketing and Sales of Sunlite Plastics Inc., a custom extruder of thermoplastic materials, for two years. During the 11 prior years, Mr. Janik held a number of key marketing, sales and production management positions for John Deere Company.

Sarah Lauber has been serving as our Chief Financial Officer and Secretary since August 2017.  Prior to joining us, Ms. Lauber served as Senior Vice President and Chief Financial Officer of Jason Industries, Inc., a global industrial manufacturing company, since January 2016 and as Jason Industries’ Chief Financial Officer since 2015. Prior to joining Jason Industries, Ms. Lauber served as Senior Vice President, Financial Planning and Analysis at Regal Beloit Corporation, a manufacturer of electric motors, electric motion controls, power generation and power transmission products, from 2011 until 2015. Ms. Lauber previously was employed by A.O. Smith Corporation’s Electrical Products Company (“EPC”) from 2002 until 2011 and held various roles, the latest of which was Chief Financial Officer from 2006 until EPC was acquired by Regal Beloit in 2011.

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

Andrew Dejana has been serving as President of Dejana Truck & Utility Equipment since the Company acquired Dejana in 2016. For the 29 years prior, Mr. Dejana served as Vice President of Dejana where he was responsible for developing all aspects of the business including quoting, sales, purchasing, manufacturing and operations. Mr. Dejana was also instrumental in developing strategic OEM partnerships that included bailment pool and ship-thru distribution channels and expanded Dejana’s footprint in the Northeast and which has grown to become one of the country’s largest commercial truck upfitters.

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

At February 26, 2019, there were 60 registered record holders of our Common Stock.

In accordance with our dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. We paid quarterly dividends to the holders of our Common Stock in 2017 and 2018.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2014 and December 31, 2018, with the cumulative total return of The Dow Jones Industrial Average and

Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2014 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

We did not sell any equity securities during 2018 in offerings that were not registered under the Securities Act.

Item 6.  Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2017 and 2018 and for the years ended December 31, 2016, 2017 and 2018 are derived from our audited consolidated financial statements.

The selected historical consolidated financial data as of December 2014, 2015 and 2016 and for the years ended December 31, 2014 and 2015 is derived from our historical financial statements not included in this Annual Report on Form 10‑K.

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	As of December 31,
	2014	2015	2016	2017	2018
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$24,195	$36,844	$18,609	$36,875	$27,820
Total current assets	135,517	163,089	176,435	198,113	199,095
Total assets	470,954	497,012	666,173	685,176	676,193
Total current liabilities	45,694	41,733	51,392	80,783	79,068
Total debt	188,100	186,472	313,588	310,830	278,081
Total liabilities	297,665	296,516	445,710	428,498	393,437
Total shareholders' equity	173,289	200,496	220,463	256,678	282,756

	For the year ended December 31, (1)
	2014	2015	2016	2017	2018
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Total sales	$303,511	$400,408	$416,268	$474,927	$524,067
Gross profit	116,326	132,863	133,974	143,086	154,890
Income from operations (2)	72,100	78,418	69,808	70,808	73,460
Income tax expense (benefit)	22,036	22,087	24,687	(2,409)	11,854
Net income	39,961	44,176	39,009	55,324	43,905
Net income per basic share	$1.78	$1.95	$1.71	$2.42	$1.91
Net income per diluted share	$1.77	$1.94	$1.70	$2.40	$1.89
Cash dividends paid per common share	$0.87	$0.89	$0.94	$0.96	$1.06

(1)	Amounts include the results of operations of Henderson, which we acquired in 2014, and Dejana, which we acquired in 2016.
(2)

As discussed in Note 1 to the Consolidated Financial Statements, certain reclassifications have been made to the prior period financial statements to conform to the 2018 presentation. In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation-Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company adopted ASU No. 2017-07 during the quarter ended March 31, 2018 and applied it retrospectively. The adoption resulted in the reclassification of other net benefit costs from Selling, General and Administrative Expense to Other Expense, Net on the Consolidated Statements of Income of $717 for the year ended December 31, 2017, $690 for the year ended December 31, 2016, $1,067 for the year ended December 31, 2015 and ($117) for the year ended December 31, 2014. The presentation in the table above has been updated to conform with the current year presentation.

	For the year ended December 31,
	2014	2015	2016	2017	2018
	(in thousands)
Other Data
Adjusted EBITDA	$87,932	$96,536	$91,447	$90,927	$96,443
Capital expenditures	$5,254	$10,009	$9,830	$8,380	$9,848

See “Non‑GAAP Financial Measures” section in Item 7 below for a definition of Adjusted EBITDA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2016, 2017 and 2018 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward‑looking statements contained in this Annual Report on Form 10‑K.

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

See Note 16 to the Consolidated Financial Statements for information concerning individual segment performance for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Overview

Although we diversified and expanded our portfolio with the acquisition of Dejana during the year ended December 31, 2016, snowfall is still the primary factor in evaluating our business results due to its significant impact on the results of operations of our Work Truck Attachments segment and a portion of our Work Truck Solutions segment. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow‑belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2018. During this period, snowfall averaged 3,043 inches, with the low in such period being 1,794 inches and the high being 4,502 inches.

During the six‑month snow season ended March 31, 2018, snowfall was 3,335 inches, which was 9.6% higher than average. During the six‑month snow season ended March 31, 2017, we experienced snowfall that was 5.4% lower than average.  During the six-month snow season ended March 31, 2016, we experienced snowfall that was 25.8% lower than average.  We believe the average snowfall in the year ended December 31, 2018 was the largest driver that positively impacted our business in 2018. We believe other factors had a positive impact, including positively trending light truck sales in 2018, the continued successful integration of Dejana. In 2018, we encountered chassis availability issues with certain of our OEM partners, which negatively impacted our business.

The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2016, 2017 and 2018 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10‑K.

	For the year ended December 31,
	2016	2017	2018
	(in thousands)

Net sales	$416,268	$474,927	$524,067
Cost of sales	282,294	331,841	369,177
Gross profit	133,974	143,086	154,890
Selling, general, and administrative expense	53,570	60,877	69,958
Intangibles amortization	10,596	11,401	11,472
Income from operations	69,808	70,808	73,460
Interest expense, net	(15,195)	(18,336)	(16,943)
Litigation proceeds	10,050	1,275	-
Other expense, net	(967)	(832)	(758)
Income before taxes	63,696	52,915	55,759
Income tax expense (benefit)	24,687	(2,409)	11,854
Net income	$39,009	$55,324	$43,905

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2016	2017	2018

Net sales	100.0%	100.0%	100.0%
Cost of sales	67.8%	69.9%	70.4%
Gross profit	32.2%	30.1%	29.6%
Selling, general, and administrative expense	13.0%	12.8%	13.3%
Intangibles amortization	2.5%	2.4%	2.2%
Income from operations	16.7%	14.9%	14.1%
Interest expense, net	(3.7%)	(3.9%)	(3.2%)
Litigation proceeds	2.4%	0.3%	0.0%
Other expense, net	(0.1%)	(0.2%)	(0.1%)
Income before taxes	15.3%	11.1%	10.8%
Income tax expense (benefit)	5.9%	(0.5)%	2.3%
Net income	9.4%	11.6%	8.5%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Sales.    Net sales were $524.1 million for the year ended December 31, 2018 compared to $474.9 million in 2017, an increase of $49.2 million, or 10.4%. Net sales increased for the year ended December 31, 2018 primarily due to snowfall levels near historical averages in the snow season ended March 31, 2018, an increase compared to below average snowfall levels during the prior snow season. Additionally, the increase in sales was due to increased volume at our Work Truck Solutions segment and higher pricing across both segments. This increase was partially offset by chassis supply availability issues in both segments.  See below for a discussion of net sales for each of our segments.

	For the year ended December 31,
	2017	2018
Net sales
Work Truck Attachments	$350,564	$379,636
Work Truck Solutions	137,770	154,064
Corporate & Eliminations	(13,407)	(9,633)
	$474,927	$524,067

Net sales at our Work Truck Attachment segment were $379.6 million for the year ended December 31, 2018 compared to $350.6 million in the year ended December 31, 2017, an increase of $29.0 million primarily due to higher levels of snowfall in the snow season ended March 31, 2018 compared to the snow season ended March 31, 2017. Snowfall during the snow season ended March 31, 2018 were near historical averages, an increase compared to the snow season ended March 31, 2017, which saw below average snowfall levels. Strong sales for our commercial products were slightly offset by sales decreases in our municipal products, due to ongoing chassis supply availability issues.

Net sales at our Work Truck Solutions segment were $154.1 million for the year ended December 31, 2018 compared to $137.8 million in the year ended December 31, 2017, an increase of $16.3 million due primarily to increased demand from generally favorable macro-economic conditions and the inclusion of incremental sales from additional facilities of $5.3 million in the year ended December 31, 2018 versus 2017.

Cost of Sales.  Cost of sales was $369.2 million for the year ended December 31, 2018 compared to $331.8 million in 2017, an increase of $37.4 million, or 11.3%. Cost of sales as a percentage of net sales increased from 69.9% for the year ended December 31, 2017 to 70.4% for the year ended December 31, 2018. The increase in cost of sales in the year ended December 31, 2018 when compared to the year ended December 31, 2017 was primarily due to higher cost of sales as a percentage of sales for Work Truck Solutions products, growth in lower margin product lines, and inflation.

Gross Profit.  Gross profit was $154.9 million for the year ended December 31, 2018 compared to $143.1 million in 2017, an increase of $11.8 million, or 8.2%, due to the increase in net sales described above under “—Net Sales.” As a percentage of net sales, gross profit decreased from 30.1% for the year ended December 31, 2017 to 29.6% for the corresponding period in 2018, as a result of the factors discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense.  Selling, general and administrative expenses, including intangible asset amortization, were $81.4 million for the year ended December 31, 2018 compared to $72.3 million for the year ended December 31, 2017, an increase of $9.1 million, or 12.6%.  The increase compared to the year ended December 31, 2017 was primarily due to an increase in variable compensation of $3.5 million due to improved operating results, higher stock compensation expense of $1.1 million related to plan design changes, increased discretionary spending including $0.9 million related to advertising and promotions as a result of a return to average snowfall levels, as well as increased costs related to headcount and wages. In addition, there were decreases in earnout expense of $0.9 million in the year ended December 31, 2018 compared to $1.8 million in the year ended December 31, 2017 driven by the earnout valuation adjustments in the respective periods. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, increased from 15.2% for the year ended December 31, 2017 to 15.5% for the corresponding period in 2018 due to the factors noted above.

Interest Expense. Interest expense was $16.9 million for the year ended December 31, 2018 compared to $18.3 million in the corresponding period in 2017. The decrease in interest expense for the year ended December 31, 2018 was due to $1.6 million of financing costs that were expensed in the year ended December 31, 2017 related to the amendments to its Term Loan Credit Agreement to decrease the interest rate margins that apply to the term loan facility, which were completed in February 2017 and August 2017. Additionally, the Company had a more favorable interest rate in 2018 due to the debt refinances, as well as a lower debt balance from repayments of $33.1 million in 2018. This decrease was partially offset by increased interest on higher revolver borrowings in 2018 compared to 2017.

Litigation Proceeds. Litigation proceeds were $1.3 million year ended December 31, 2017 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Meyer Products, LLC.

Income Tax Expense (Benefit). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting the deferred taxes is the difference between book and tax amortization of goodwill and other intangible amortization. Our effective combined federal and state tax rate for 2018 was 21.3% compared to (4.6%) for 2017. The effective tax rate for the year ended December 31, 2017 is significantly lower than 2018 primarily due to the revaluation of the deferred tax assets and liabilities in 2017 resulting from the passage of the Tax Cuts and Jobs Act (“The Act”). As a result of the reduction in the U.S. corporate income tax rate from 35.0% to 21.0% under the Act, the Company recorded a reduction to its net deferred tax liability of $22.5 million, and a corresponding decrease to income tax expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017. Contributing to the tax rate for the year ended December 31, 2018 was the release of reserves for uncertain tax positions of $1.3 million.  The Company also made a voluntary pension funding payment in the year ended December 31, 2018 of $7.0 million which was deducted in the Company’s tax returns for the year ended December 31, 2017 reducing taxable income for that period.   The increased pension funding deduction resulted in a tax benefit of $0.7 million, also decreasing the tax rate for the year ended December 31, 2018 as this deduction was not included in the provision recorded at December 31, 2017. Without these items, the Company’s tax rate would have been approximately 25.0% in the year ended December 31, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of The Tax Reform Act. As of the date of this Annual Report, we have recorded all known enactment-date income tax effects of the Act. These adjustments have been recorded as a component of income tax expense and include the revaluation of deferred tax assets and liabilities. In the year ended December 31, 2018, the Company did not have any material tax accounting adjustments to the provisional estimate recorded in the financial statements for the year ended December 31, 2017, the first measurement period under SAB 118 and amounts are now complete.

Net Income.  Net income for the year ended December 31, 2018 was $43.9 million compared to net income of $55.3 million for 2017, a decrease of $11.4 million. This decrease was driven by the factors described above.

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

Gross Profit.  Gross profit was $143.1 million for the year ended December 31, 2017 compared to $134.0 million in 2016, an increase of $9.1 million, or 6.8%, due to the increase in net sales described above under

“—Net Sales.” As a percentage of net sales, gross profit decreased from 32.2% for the year ended December 31, 2016 to 30.1% for the corresponding period in 2017, as a result of the factors discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense.  Selling, general and administrative expenses, including intangible asset amortization, were $72.3 million for the year ended December 31, 2017 compared to $64.2 million for the year ended December 31, 2016, an increase of $8.1 million, or 12.6%.  The increase compared to the year ended December 31, 2016 was primarily due to the inclusion of full year of selling, general and administrative expenses attributable to the Work Truck Solutions segment in 2017 of $19.6 million, compared to a partial year in 2016 of $11.0 million. Intangible amortization expense increased $0.8 million due to the inclusion of a full year of the additional intangible assets recognized as a result of the Dejana acquisition in 2017. Slightly offsetting these increases were decreases in earnout expense of $1.8 million driven by Dejana not meeting performance goals in 2017. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, decreased from 15.5% for the year ended December 31, 2016 to 15.2% for the year ended December 31, 2017, respectively due to the factors noted above.

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

Income Tax Expense (Benefit). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting the deferred taxes is the difference between book and tax amortization of goodwill and other intangible amortization. Our effective combined federal and state tax rate for 2017 was (4.55%) compared to 38.8% for 2016. The effective tax rate for the year ended December 31, 2017 is significantly lower than 2016 primarily due to the revaluation of the deferred tax assets and liabilities in 2017 resulting from the passage of the Act as discussed further below. Excluding The Act, our effective tax rate would have been 37.9% for the full year 2017. The effective rate for the full year of 2017 was lower than 2016 due to excess stock compensation benefit recognized in 2017.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates used in the determination of liabilities related to pension obligations, revenue recognition, and impairment assessment of goodwill.

We believe the following are the critical accounting policies that affect our financial condition and results of operations.

Defined Benefit Pension Obligation

As discussed in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K, the pension benefit obligation and related pension expense or income of our pension plans are calculated in accordance with Accounting Standards Codification (“ASC”) 715‑30, Defined Benefit Plans‑Pension, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. Rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations for 2018 used a discount rate of 3.6% for both our hourly and salary pension plans and an expected long‑term rate of return on plan assets of 6.5% for the hourly plan and 5.8% for the salaried plan. Meanwhile, actuarial valuations for 2017 used a discount rate of 4.2% for both our hourly and salary pension plans and an expected long‑term rate of return on plan assets of 6.5%. Our discount rate reflects the expected future cash flow based upon our funding valuation assumptions and participant data at the beginning of the plan year. The expected future cash flow was discounted by the Principal Financial Group’s yield curve for the month preceding the 2018 year end.

In estimating the expected return on plan assets, we analyze historical and expected returns for multiple asset classes. The overall rate for each asset class was developed by combining a long‑term inflation component, the risk‑free real rate of return, and the associated risk premium. A weighted average rate was then developed based upon those overall rates and the target asset allocation of the plan. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, shareholders’ equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant. The funded status of our pension plans is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by our employees’ service adjusted for future wage increases. At December 31, 2018, our pension obligation status was $2.1 million underfunded.

Our funding policy for our pension plans is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. We contributed approximately $7.0 million to our pension plans in 2018 and have no required minimum payments in 2019 as a result of the $7.0 million payment in 2018. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a more detailed description of our pension plans.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. We adopted ASC 606 using the modified retrospective method as of January 1, 2018. This approach was applied to all contracts not completed as of the date of initial application. Upon adoption, we recognized the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings of $0.4 million.

As discussed in Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K, the adoption of Topic 606 did not have a significant impact on the Work Truck Attachments segment. In the Work Truck Solutions segment, the standard changed the timing of revenue for truck upfits of customer-owned chassis from a point in time to over time. This change in timing of revenue recognition increased revenue by $0.3 million in the year ended December 31, 2018.

Work Truck Attachments Segment Revenue Recognition

We recognize revenue upon shipment of equipment to the customer. Additionally, we perform upfitting services within the Work Truck Attachments segment. For upfit sales, customers are billed separately for the truck chassis by the chassis manufacturer.  We only records sales for the amount of the upfit, excluding the truck chassis. We act as a garage keeper and never take ownership or title to the truck chassis and do not pay interest associated with the truck chassis while on its premises within the Work Truck Attachments segment.

Within the Work Truck Attachments segment, we offer a variety of discounts and sales incentives to our distributors. The estimated liability for sales discounts and allowances is recorded at the time of sale as a reduction of net sales using the expected value method. The liability is estimated based on the costs of the program, the planned duration of the program and historical experience.

Work Truck Solutions Segment Revenue Recognition

The Work Truck Solutions segment primarily participates in the truck and vehicle upfitting industry in the United States. Customers are billed separately for the truck chassis by the chassis manufacturer.  We only record sales for the amount of the upfit, excluding the truck chassis.   We obtain the truck chassis from the truck chassis manufacturer through either our floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer. Additionally, in some instances we upfit chassis which are owned by the end customer.  For truck chassis acquired through the floor plan agreement, we hold title to the vehicle from the time the chassis is received by us until the completion of the upfit.  Under the bailment pool agreement, we do not take title to the truck chassis, but rather only hold the truck chassis on consignment.   We pay interest on both of these arrangements.  We record revenue in the same manner net of the value of the truck chassis in both the floor plan and bailment pool agreements. We do not set the price for the truck chassis, are not responsible for the billing of the chassis and do not have inventory risk in either the bailment pool or floor plan agreements.

Revenues from the sales of the Work Truck Solutions products are recognized net of the truck chassis with the selling price to the customer recorded as sales and the manufacturing and upfit cost of the product recorded as cost of sales. In these cases, we act as an agent as we do not have inventory or pricing control over the truck chassis.  Within the Work Truck Solutions segment, we also sell certain third-party products for which we act as an agent.  These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a more detailed description revenue recognition policies.

Goodwill

We perform an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  We have determined we have three reporting units, and all significant decisions are made on a company-wide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2018, 2017 and 2016 resulted in no adjustment to the carrying value of our goodwill.

Our goodwill balances could be impaired in future periods. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

•	a prolonged global economic crisis;
•	a decrease in the demand for our products;
•	the inability to develop new and enhanced products and services in a timely manner;
•	a significant adverse change in legal factors or in the business climate;
•	delays by our supplier and OEM partners in the production and delivery of products and components;
•	an adverse action or assessment by a regulator; and
•	successful efforts by our competitors to gain market share in our markets.

At December 31, 2018, our Work Truck Solutions segment had goodwill of $80.1 million, an estimated fair market value of $218.5 million and an estimated carrying value of $190.6 million. Thus, the fair value exceeded the carrying value by approximately 15%. If we are unable to attain the financial projections used in the income approach used in calculating the fair value, or if there are significant market conditions impacting the market approach, including the factors noted above, our Work Truck Solutions segment goodwill could be at risk of impairment. We have initiated a comprehensive strategic plan which is focused on reducing expenses and improving margins over the next two years at Work Truck Solutions. If the cost savings and other initiatives in this plan do not materialize, or if we experience delays by our supplier and OEM partners in the production and delivery of chassis, which could negatively affect our financial results, the Work Truck Solutions segment goodwill may be impaired. There were no indicators of impairment subsequent to the December 31, 2018 impairment test.

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

As of December 31, 2018, we had liquidity comprised of approximately $27.8 million in cash and cash equivalents and borrowing availability of approximately $94.6 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $15.0 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2016, 2017 and 2018.

	Year ended December 31,
Cash Flows (in thousands)	2016	2017	2018
Net cash provided by operating activities	$69,920	$66,354	$58,181
Net cash used in investing activities	(191,174)	(14,948)	(9,690)
Net cash provided by (used in) financing activities	103,019	(33,140)	(57,546)

Increase (Decrease) in cash	$(18,235)	$18,266	$(9,055)

Sources and Uses of Cash

During the three‑year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre‑season shipping period. Additionally, cash from operations was used to fund a portion of the acquisition of Dejana.

The following table shows our cash and cash equivalents and inventories at December 31, 2016, 2017 and 2018.

	December 31,
	2016	2017	2018
	(in thousands)
Cash and cash equivalents	$18,609	$36,875	$27,820
Inventories	70,871	71,524	81,996

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

We had cash and cash equivalents of $27.8 million at December 31, 2018 compared to cash and cash equivalents of $36.9 million at December 31, 2017. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2017	2018	Change
Net cash provided by operating activities	$66,354	$58,181	$(8,173)	(12.3%)
Net cash used in investing activities	(14,948)	(9,690)	5,258	35.2%
Net cash used in financing activities	(33,140)	(57,546)	(24,406)	(73.6%)

Increase (Decrease) in cash	$18,266	$(9,055)	$(27,321)	149.6%

Net cash provided by operating activities decreased $8.2 million from the year ended December 31, 2017 to the year ended December 31, 2018. The decrease in cash provided by operating activities was due to $23.2 million in unfavorable working capital changes offset by a $15.0 million increase in net income adjusted for reconciling items. The largest drivers negatively impacting cash flows was a $7.0 million contribution to our pension plans during the year ended December 31, 2018, a decrease in lawsuit proceeds of $1.3 million received in 2017, as well as the build-up of inventory in anticipation of tariffs and rising prices.

Net cash used in investing activities decreased $5.3 million for the year ended December 31, 2018, compared to the corresponding period in 2017. This decrease was due to the $7.4 million cash outflow in 2017 for the Arrowhead acquisition. Slightly offsetting this decrease in cash used in investing activities was an increase in capital expenditures in 2018 as compared to 2017 by $2.1 million.

Net cash used in financing activities increased $24.4 million for the year ended December 31, 2018 as compared to 2017.  The increase in cash used in financing activities was primarily the result of $33.1 million of payments on our debt that occurred in the year ended December 31, 2018. This was partially offset by an earnout payment to the former owners of Dejana of $5.5 million in the year ended December 31, 2017 with no corresponding payment in 2018.

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

Net cash provided by operating activities was $58.2 million in the year ended December 31, 2018 as compared to $66.4 million in the year ended December 31, 2017. Free cash flow (as defined below) for the year ended December 31, 2018 was $48.5 million compared to $58.8 million in 2017, a decrease in free cash flow of $10.3 million, or 17.5%. The decrease in free cash flow is primarily a result of a decrease in cash provided by operating activities of $8.2 million and an increase in capital expenditures of $2.1 million, as discussed above under “Liquidity and Capital Resources.” Free cash flow for the year ended December 31, 2017 was $58.8 million compared to $60.1 million in 2016, a decrease in free cash flow of $1.3 million, or 2.2%. The decrease in free cash flow is primarily a result of a decrease in cash provided by operating activities of $3.6 million slightly offset by a decrease in capital expenditures of $2.3 million.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non‑GAAP measure.

	For the year ended December 31,
	2016	2017	2018
	(in thousands)
Net cash provided by operating activities	$69,920	$66,354	$58,181
Acquisition of property and equipment	(9,830)	(7,563)	(9,690)
Free cash flow	$60,090	$58,791	$48,491

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock based compensation, severance, loss on extinguishment of debt, loss on disposal of fixed assets related to facility relocations, litigation proceeds and certain purchase accounting expenses. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

Adjusted EBITDA for the year ended December 31, 2018 was $96.4 million compared to $90.9 million in 2017, an increase of $5.5 million, or 6.1%. Adjusted EBITDA for the year ended December 31, 2017 was $90.9 million compared to $91.4 million in 2016, a decrease of $0.5 million, or 0.5%. In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2014	2015	2016	2017	2018
	(in thousands)
Net income	$39,961	$44,176	$39,009	$55,324	$43,905

Interest expense—net	8,129	10,895	15,195	18,336	16,943
Income tax expense (benefit)	22,036	22,087	24,687	(2,409)	11,854
Depreciation expense	3,422	4,919	6,146	7,183	7,613
Amortization	5,803	7,362	10,596	11,401	11,472
EBITDA	79,351	89,439	95,633	89,835	91,787
Stock based compensation	2,868	3,275	2,898	3,500	4,550
Litigation proceeds	-	-	(10,050)	(1,275)	-
Loss on extinguishment of debt	1,870	-	-	-	-
Purchase accounting (1)	945	2,613	(1,003)	(1,786)	(900)
Other charges (2)	2,898	1,212	3,969	653	1,006
Adjusted EBITDA	$87,932	$96,539	$91,447	$90,927	$96,443

(1)

Reflects $945 in earn out compensation related to TrynEx in the year ended 2014.  Reflects $335 in earn out compensation expense related to TrynEx in the year ended December 31, 2015.  Reflects $322 and $1,956 in earn out compensation expense related to Henderson and inventory step up related to Henderson included in cost of sales in the year ended December 31, 2015.  Reflects ($1,301) and $173 in earn out compensation expense (benefit) related to TrynEx and Dejana, respectively in the year ended December 31, 2016.  Reflects $125 in inventory step up related to Dejana included in cost of sales in the year ended December 31, 2016. Reflects $1,786 in reversal of  earn-out compensation related to Dejana in the year ended December 31, 2017.  Reflects $900 in reversal of  earn-out compensation related to Dejana in the year ended December 31, 2018.

(2)	Reflects expenses and accrual reversals for one time, unrelated legal, severance and consulting fees and loss on disposal of fixed assets related to facility relocation for the periods presented.

The following table presents Adjusted EBITDA by segment for the years ended December 31, 2018 and 2017.

	For the year ended December 31,
	2017	2018
Adjusted EBITDA
Work Truck Attachments	$90,287	$95,766
Work Truck Solutions	14,155	12,710
Corporate & Eliminations	(13,515)	(12,033)
	$90,927	$96,443

Adjusted EBITDA at our Work Truck Attachment segment were $95.8 million for the year ended December 31, 2018 compared to $90.3 million in the year ended December 31, 2017, an increase of $5.5 million primarily due to higher levels of snowfall in the snow season ended March 31, 2018 compared to the snow season ended March 31, 2017. Strong demand for our commercial products were slightly offset by ongoing chassis supply availability issues impacting our municipal products.

                Adjusted EBITDA at our Work Truck Solutions segment were $12.7 million for the year ended December 31, 2018 compared to $14.2 million in the year ended December 31, 2017, a decrease of $1.5 million due several factors including material inflation and higher variable compensation and benefits, slightly offset by planned favorable pricing reductions on purchases from Work Truck Attachments in the year ended December 31, 2018.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings per share (as defined by GAAP), excluding the impact of  stock based compensation, severance, litigation proceeds, non-cash purchase accounting adjustments, tax reform and certain charges related to certain unrelated legal fees and consulting fees, net of their income tax impact.  Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing our financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

	For the year ended December 31,
	2015	2016	2017	2018
	(in thousands, except per share amounts)
Net income (GAAP)	$44,176	$39,009	$55,324	$43,905
Adjustments:
- Purchase accounting (1)	2,613	(1,003)	(1,786)	(900)
- Stock based compensation	3,275	2,898	3,500	4,550
- Litigation proceeds	-	(10,050)	(1,275)	-
- Other charges (2)	1,212	3,969	653	1,006
- Tax reform (3)	-	-	(22,452)	-
Tax effect on adjustments	(2,697)	1,592	(415)	(1,164)

Adjusted net income (non-GAAP)	$48,579	$36,415	$33,549	$47,397

Weighted average common shares outstanding assuming dilution	22,341,775	22,480,679	22,587,648	22,704,856

Adjusted earnings per common share - dilutive (non-GAAP)	$2.13	$1.58	$1.45	$2.04

GAAP diluted earnings per share	$1.94	$1.70	$2.40	$1.89
Adjustments net of income taxes:
- Purchase accounting	0.07	(0.03)	(0.05)	(0.03)
- Stock based compensation	0.09	0.07	0.09	0.15
- Litigation proceeds	-	(0.27)	(0.04)	-
- Other charges	0.03	0.11	0.02	0.03
- Tax reform	-	-	(0.97)	-

Adjusted earnings per common share - dilutive (non-GAAP)	$2.13	$1.58	$1.45	$2.04

(1)

Reflects $335 in earn out compensation expense related to TrynEx in the year ended December 31, 2015.  Reflects $322 and $1,956 in earn out compensation expense related to Henderson and inventory step up related to Henderson included in cost of sales in the year ended December 31, 2015.  Reflects ($1,301) and $173 in earn out compensation expense (benefit) related to TrynEx and Dejana, respectively in the year ended December 31, 2016.  Reflects $125 in inventory step up related to Dejana included in cost of sales in the year ended December 31, 2016. Reflects $1,786 in reversal of  earn-out compensation related to Dejana in the year ended December 31, 2017.  Reflects $900 in reversal of earn-out compensation related to Dejana in the year ended December 31, 2018.

(2)	Reflects expenses and accrual reversals for one time, unrelated legal and consulting fees and loss on disposal of fixed assets related to facility relocation for the periods presented.
(3)	Reflects one-time benefit associated with U.S. tax reform.

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long‑term debt and related interest. We have net unrecognized tax benefits of $1.5 million as of December 31, 2018. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2018.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$278,081	$32,749	$245,332	$-	$-
Operating leases - related parties (2)	15,540	2,250	4,500	4,380	4,410
Operating leases - third parties (3)	8,050	2,009	3,018	1,523	1,500
Interest on long-term debt (4)	34,495	11,629	22,866	-	-

Total contracted cash obligations (5)	$336,166	$48,637	$275,716	$5,903	$5,910

(1)	Long‑term debt obligation is presented net of discount of $1.2 million at December 31, 2018.
(2)	Relates to nine operating leases at Dejana upfitting and manufacturing facilities with related party affiliates.
(3)

Relates to real estate and equipment operating leases with third parties, including five operating leases for Henderson installation and distribution locations and two operating leases for Dejana locations.

(4)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2018.
(5)

Pension obligations are excluded from this table as we are unable to estimate the timing of payments related to these obligations. The minimum required contribution to our pension plans was $0.1 million in 2018, and we are not required to make any minimum payments in 2019 as a result of $7.0 million in voluntary pension payments made in 2018.

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

At December 31, 2018, we had outstanding borrowings under the term loan of $278.1 million, no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $94.6 million.

Our senior credit facilities include certain negative and operating covenants, including restrictions on our ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by our subsidiaries significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to the Company. The terms of our revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect us indirectly since we rely principally on distributions from subsidiaries to have funds available for the payment of dividends. In addition, our revolving credit facility includes a requirement that, subject to certain exceptions, capital expenditures may not exceed $12.5 million in any calendar year (plus the unused portion of permitted capital expenditures from the preceding year subject to a $12.5 million cap and a separate one-time $15.0 million capital expenditures to be used for the consolidation of facilities and costs associated with the acquiring and/or development and construction of one new manufacturing facility) and, if certain minimum availability under the revolving credit facility is not maintained, that we comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under our revolving credit facility. At December 31, 2018, we were in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, we are required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2018, we were not required to make an excess cash flow payment. We made a voluntary payment of $30.0 million on our debt on February 13, 2019.  As of December 31, 2017, we were required to make an excess cash flow payment of $11.3 million, which we paid on January 31, 2018 along with a voluntary payment of $18.7 million.

We entered into interest rate swap agreements on February 20, 2015 to reduce our exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively. On February 5, 2018, the Company entered into additional interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements have notional amounts of $50.0 million and $150.0 million effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively.  The interest rates swaps are accounted for as cash flow hedges. The interest rate swaps’ negative fair value at December 31, 2018 was $2.0 million, of which $0.1 million and $1.9 million are included in  Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  The interest rate swaps’ negative fair value at December 31, 2017 was $2.2 million, of which $0.6 million and $1.6 million are included in  Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  We have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, we either received or made payments on a monthly basis based on the differential between 1.860% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 2.670% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 2.918% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, we will either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, we will either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR.

We receive on consignment truck chassis on which we perform upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  We never receive title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2018 was $15.2 million. The aggregate value of all bailment pool chassis on hand as of December 31, 2017 was $17.4 million. We are responsible to the manufacturer for interest on chassis held for upfitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2018, rates were based on prime (5.50% at December 31, 2018) plus a margin ranging from 0% to 8%. During 2018, we incurred $0.1 million in interest on the bailment pool arrangement. During 2017, we incurred $0.2 million in interest on the bailment pool arrangement.

We have a floor plan line of credit for up to $20.0 million with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expires on July 31, 2017, which we renewed through December 31, 2018.  Under the floor plan agreement, we receive truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from us to the dealer customer. The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%.  The obligation under the floor plan agreement as of December 31, 2018 and December 31, 2017 is $4.2 million and $7.7 million, respectively.  During 2018, we incurred $0.2 million in interest on the floor plan arrangements. During 2017, we incurred $0.2 million in interest on the floor plan arrangements.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure where annual tax‑deductible intangible and goodwill amortization expense may be utilized in the event we have sufficient taxable income to utilize such benefit. As we have recently acquired businesses possessing significant intangible assets and goodwill, we have created a favorable tax structure where income tax expense is greater than book amortization expense. We expect the deductibility of intangible assets and goodwill amortization expense to exceed book by approximately $8.4 million in the year ended December 31, 2019 if we have the taxable income to utilize such benefit.

Impact of Inflation

We do not believe that inflation risk is material to our business or our financial condition, results of operations or cash flows at this time. Historically, we have experienced normal raw material, labor and fringe benefit inflation. To date we have been able to fully offset this inflation by providing higher value products, which command higher prices. In previous years, including in 2018 as a result of inflationary pressures due to tariffs, we have experienced significant increases in steel costs, but have been able to mitigate the effects of these increases through both temporary and permanent steel surcharges. See “Risk Factors—”.  The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline.

Off‑Balance Sheet Arrangements

We are not party to any off‑balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Year‑To‑Year Variability

While our Work Truck Solutions segment has limited seasonality and variability, our Work Truck Attachments segment is seasonal and also varies from year‑to‑year. Consequently, our Work Truck Attachments segment results of operations and financial condition vary from quarter‑to‑quarter and from year‑to‑year as well. In addition, because of this seasonality and variability, our Work Truck Attachments segment results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years.

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

Our Work Truck Attachments segment revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our Work Truck Attachments segment first quarter revenue has varied from approximately $36.4 million to approximately $53.9 million between 2014 and 2018. During the last five‑year period, net income (loss) during the first quarter has varied from a net income of approximately $5.3 million to a net loss of approximately $0.2 million, with an average net income of $1.7 million.

While our Work Truck Attachments monthly working capital has averaged approximately $101.0 million from 2016 to 2018, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre‑season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $133.0 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and sales, general and administrative expenditures to account for the year‑to‑year variability of our sales volumes.  Management currently estimates that consolidated annual fixed overhead expenses generally range from approximately $50.0 million in low sales volume years to approximately $65.0 million in high sales volume years. Further, management currently estimates that consolidated annual sales, general and administrative expenses other than amortization generally approximate $70.0 million, but can be reduced to approximately $60.0 million to maximize cash flow in low sales volume years, and can increase to approximately $80.0 million to maintain customer service and responsiveness in high sales volume years.

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

As of December 31, 2018, we had outstanding borrowings under our term loan of $278.1 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2018 by $1.1 million, $2.1 million and $3.1 million, respectively. We entered into three interest rate swap agreements in 2015 with notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018; March 29, 2018 through March 31, 2020; and March 31, 2020 through June 30, 2021, respectively. We entered into two interest rate swap agreements in 2018 with notional amounts of $50.0 million and $150.0 million effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. We entered into these interest rate swap agreements to hedge the variability in future cash flows associated with our variable-term loans. We have counterparty credit risk resulting from the interest rate swaps, which we monitor on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, we either received or made payments on a monthly basis based on the differential between 1.860% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, we will either receive or make payments on a monthly basis based on the differential between 2.670% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, we will either receive or make payments on a monthly basis based on the differential between 2.918% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of December 31, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company will either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR. The interest rate swaps’ negative fair value at December 31,

2018 was $2.0 million, of which $0.1 million and $1.9 million are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.

As of December 31, 2018, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2018 by $0.1 million, $0.1 million and $0.2 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage the price risk. If the price of steel increases, including as a result of tariffs, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period in which we were not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in that period.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018. Disclosure controls and procedures are defined by Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10‑K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect such controls.

Item 9B.  Other Information

On February 19, 2019, the Board of Directors of the Company approved amended and restated employment agreements for each of Robert M. McCormick and James L. Janik.  The Company and the executives entered into the amended and restated employment agreements on February 22, 2019, and the forms of each are filed with this Form 10-K as Exhibit 10.47 and Exhibit 10.48.  The primary purpose of the amended and restated employment agreements was to consolidate the various amendments to each executive’s employment agreement and to remove outdated provisions that no were no longer effective given the passage of time.  The amended and restated employment agreements also modify some provisions to ensure consistency with employment agreements with the Company’s other executive officers.  The amended and restated employment agreements do not contain any material substantive changes from the employment agreements previously in effect for either Mr. McCormick or Mr. Janik.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2018.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity Compensation plans approved by security holders (1):
2010 Stock Incentive Plan (2):	61,703	$ -	930,545
Equity compensation plans not approved by security holders	-	-	-
Total	61,703	$ -	930,545

(1)	Excludes 267,891 shares of restricted stock previously granted under the 2010 Stock Incentive Plan.
(2)

Calculated excluding the 61,703 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share unit awards and have no exercise price.

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

2.3

Merger Agreement, dated November 24, 2014, among Douglas Dynamics, Inc., DDIZ Acquisition, Inc., Henderson Enterprises Group, Inc. and the stockholder representative named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed November 25, 2014 (File No. 001-34728)].

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

3.2

Fourth Amended and Restated Bylaws of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on January 4, 2019 (File No. 001-34728)].

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

10.9#

Amendment No. 3 to Employment Agreement between Robert McCormick and Douglas Dynamics, Inc., dated June 14, 2010 [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Form 10-Q for the quarterly period ended March 31, 2010 (File No. 001-34728)].

10.10#

Amendment No. 4 to Employment Agreement between Robert McCormick and Douglas Dynamics, Inc., dated January 1, 2019 [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on January 4, 2019 (File No. 001-34728)].

10.11#

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

10.13#

Amendment No. 2 to Employment Agreement between James L. Janik and Douglas Dynamics, Inc., dated January 1, 2019 [Incorporated by reference to Exhibit 10.1 to Douglas Dunamics, Inc.’s Current Report on Form 8-K filed on January 4, 2019 (File No. 001-34728)].

Exhibit Number	Title
10.14#

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

10.17#

Letter Agreement between Keith Hagelin and Douglas Dynamics, Inc., dated June 14, 2010 [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Form 10-Q for the quarterly period ended March 31, 2010 filed with the Securities and Exchange Commission on June 17, 2010 (File No. 001-34728)].

10.18#

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

10.25#

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

10.28#	Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].

Exhibit Number	Title
10.29#

Douglas Dynamics, Inc. Annual Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-34728)].

10.30#

Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-34728)].

10.31#

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

10.35#

Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑ 164590)].

10.36#

Form of Restricted Stock Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.37#

Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.38#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.39#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1 (Registration No. 333‑164590)].
10.40#

Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2011 (File No. 001-34728)].

10.41#

Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012 (File No. 001-34728)].

10.42#

Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012 (File No. 001-34728)].

10.43#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10‑Q for the Quarterly Period Ended March 31, 2013 (File No. 001‑34728)].

10.44#

Form of Grant Notice for Performance Share Units under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2018 [Incorporated by reference to Exhibit 10.41 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018].

10.45#

Form of Grant Notice for Restricted Stock Units under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2018 [Incorporated by reference to Exhibit 10.42 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018].

Exhibit Number	Title
10.46#

Employment Agreement between Andrew Dejana and Dejana Truck & Utility Equipment Company, LLC, effective July 15, 2016 [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018].

10.47#*	Amended and Restated Employment Agreement between James L. Janik and Douglas Dynamics, LLC, effective February 22, 2019.
10.48#*	Amended and Restated Employment Agreement between Robert M. McCormick and Douglas Dynamics, LLC, effective February 22, 2019.
10.49#*	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2019.
21.1*	Subsidiaries of Douglas Dynamics, Inc.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Ernst & Young LLP.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
99.1

Proxy Statement for the 2019 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2018; except to the extent specifically incorporated by reference, the Proxy Statement for the 2019 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K]

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#A management contract or compensatory plan or arrangement.

*Filed herewith.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2019.

DOUGLAS DYNAMICS, INC.

By:	/s/ Robert McCormick
Robert McCormick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2019.

/s/ Robert McCormick Robert McCormick	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Sarah Lauber Sarah Lauber	Chief Financial Officer & Secretary (Principal Financial Officer)

/s/ Jon J. Sisulak Jon J. Sisulak	Corporate Controller, Assistant Secretary
/s/ James L. Janik James L. Janik	Executive Chairman and Director
/s/ Margaret S. Dano Margaret S. Dano	Director

/s/ Kenneth W. Krueger Kenneth W. Krueger	Director

/s/ James L. Packard James L. Packard	Director

/s/ James D. Staley James D. Staley	Director

/s/ Donald W. Sturdivant Donald W. Sturdivant	Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Douglas Dynamics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2019

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Douglas Dynamics, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Douglas Dynamics, Inc (the Company) for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, consolidated results of operations and cash flows of Douglas Dynamics, Inc for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 13, 2017, except for Note 1, as to which the date is February 26, 2019

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$27,820	$36,875
Accounts receivable, net	81,485	79,120
Inventories	81,996	71,524
Inventories - truck chassis floor plan	4,204	7,711
Prepaid and other current assets	3,590	2,883
Total current assets	199,095	198,113
Property, plant and equipment, net	55,195	53,962
Goodwill	241,006	241,006
Other intangible assets, net	174,678	186,150
Other long-term assets	6,219	5,945
Total assets	$676,193	$685,176

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$18,703	$16,323
Accrued expenses and other current liabilities	23,306	21,004
Floor plan obligations	4,204	7,711
Income tax payable	106	2,996
Current portion of long-term debt	32,749	32,749
Total current liabilities	79,068	80,783
Retiree health benefit obligation	6,240	6,809
Pension obligation	2,129	9,761
Deferred income taxes	48,198	39,269
Long-term debt, less current portion	242,946	274,872
Other long-term liabilities	14,856	17,004
Commitments and contingencies (Note 15)
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,700,991 and 22,590,897 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	227	226
Additional paid-in capital	151,813	147,287
Retained earnings	136,765	115,737
Accumulated other comprehensive loss, net of tax	(6,049)	(6,572)
Total shareholders' equity	282,756	256,678
Total liabilities and shareholders' equity	$676,193	$685,176

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2018	2017	2016
Net sales	$524,067	$474,927	$416,268
Cost of sales	369,177	331,841	282,294
Gross profit	154,890	143,086	133,974
Selling, general, and administrative expense	69,958	60,877	53,570
Intangibles amortization	11,472	11,401	10,596
Income from operations	73,460	70,808	69,808
Interest expense, net	(16,943)	(18,336)	(15,195)
Litigation proceeds	-	1,275	10,050
Other expense, net	(758)	(832)	(967)
Income before taxes	55,759	52,915	63,696
Income tax expense (benefit)	11,854	(2,409)	24,687
Net income	$43,905	$55,324	$39,009
Earnings per share:
Basic earnings per common share attributable to common shareholders	$1.91	$2.42	$1.71
Earnings per common share assuming dilution attributable to common shareholders	$1.89	$2.40	$1.70
Cash dividends declared and paid per share	$1.06	$0.96	$0.94

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended December 31,
	2018	2017	2016
Net income	$43,905	$55,324	$39,009
Other comprehensive income (loss):
Adjustment for pension and postretirement benefit liability, net of tax of ($558) in 2018, ($140) in 2017 and $147 in 2016	1,568	233	(231)
Adjustment for interest rate swap, net of tax of ($64) in 2018, $88 in 2017 and $225 in 2016	84	(133)	(258)
Total other comprehensive income (loss), net of tax	1,652	100	(489)
Comprehensive income	$45,557	$55,424	$38,520

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total

Balance at December 31, 2015	22,387,797	$224	$141,626	$64,829	$(6,183)	$200,496
Net income	—	—	—	39,009	—	39,009
Dividends paid	—	—	—	(21,451)	—	(21,451)
Adjustment for pension and postretirement benefit liability, net of tax of $147	—	—	—	—	(231)	(231)
Adjustment for interest rate swap, net of tax of $225	—	—	—	—	(258)	(258)
Stock based compensation	113,843	1	2,897	—	—	2,898
Balance at December 31, 2016	22,501,640	$225	$144,523	$82,387	$(6,672)	$220,463
Net income	—	—	—	55,324	—	55,324
Dividends paid	—	—	—	(21,974)	—	(21,974)
Prior period adjustment	—	—	187	—	—	187
Adjustment for pension and postretirement benefit liability, net of tax of ($140)	—	—	—	—	233	233
Adjustment for interest rate swap, net of tax of $88	—	—	—	—	(133)	(133)
Shares withheld on restricted stock vesting	—	—	(923)	—	—	(923)
Stock based compensation	89,257	1	3,500	—	—	3,501
Balance at December 31, 2017	22,590,897	$226	$147,287	$115,737	$(6,572)	$256,678
Net income	—	—	—	43,905	—	43,905
Dividends paid	—	—	—	(24,383)	—	(24,383)
Impact due to adoption of ASC 2014-09 (revenue recognition)	—	—	—	377	—	377
Adoption of ASU 2018-02	—	—	—	1,129	(1,129)	-
Adjustment for pension and postretirement benefit liability, net of tax of ($558)	—	—	—	—	1,568	1,568
Adjustment for interest rate swap, net of tax of ($64)	—	—	—	—	84	84
Shares withheld on restricted stock vesting	—	—	(23)	—	—	(23)
Stock based compensation	110,094	1	4,549	—	—	4,550
Balance at December 31, 2018	22,700,991	$227	$151,813	$136,765	$(6,049)	$282,756

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2018	2017	2016
Operating activities
Net income	$43,905	$55,324	$39,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,085	18,584	16,742
Inventory step up of acquired business included in cost of sales	-	-	125
Amortization of deferred financing costs and debt discount	1,214	1,214	950
Loss on disposal of fixed assets	185	-	-
Stock-based compensation	4,550	3,500	2,898
Provision for losses on accounts receivable	531	1,475	208
Deferred income taxes	9,551	(15,242)	5,413
Earnout liability	(900)	(1,786)	(1,128)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(511)	(1,154)	2,419
Inventories	(12,347)	894	605
Prepaid assets, refundable income taxes and other assets	(1,114)	65	1,699
Accounts payable	3,039	(2,487)	(113)
Accrued expenses and other current liabilities	312	5,481	(3,434)
Benefit obligations and other long-term liabilities	(9,319)	486	4,527
Net cash provided by operating activities	58,181	66,354	69,920
Investing activities
Capital expenditures	(9,690)	(7,563)	(9,830)
Acquisition of businesses	-	(7,385)	(181,344)
Net cash used in investing activities	(9,690)	(14,948)	(191,174)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(23)	(923)	-
Proceeds from exercise of stock options	-	-	-
Payments of financing costs	-	(1,608)	(2,320)
Borrowings on long-term debt	-	-	129,350
Earnout payment	-	(5,487)	-
Dividends paid	(24,383)	(21,974)	(21,451)
Repayment of long-term debt	(33,140)	(3,148)	(2,560)
Net cash provided by (used in) financing activities	(57,546)	(33,140)	103,019
Change in cash and cash equivalents	(9,055)	18,266	(18,235)
Cash and cash equivalents at beginning of year	36,875	18,609	36,844
Cash and cash equivalents at end of year	$27,820	$36,875	$18,609
Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$38,129	$45,472	$13,697
Supplemental disclosure of cash flow information
Income taxes paid	$8,465	$6,607	$16,440
Interest paid	$15,878	$17,224	$14,235

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2018, 2017 and 2016

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

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. The Work Truck Solutions segment was established as a result of the acquisition of Dejana.  The Company’s Work Truck Attachments segment consists of operations that, prior to the acquisition of Dejana, were the Company’s single operating segment, consisting of the manufacture and sale of snow and ice control products.  Financial information regarding these segments is in Note 16 to the Consolidated Financial Statements.

Recently adopted accounting standards

Certain reclassifications have been made to the prior period financial statements to conform to the 2017 presentation. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance, herein referred to as Topic 606, is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See Note 3 for additional information.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Prior periods are required to be recast. The Company adopted this standard on January 1, 2018. The impact of this standard was a reclassification of $717 and $690 of other components of net periodic benefit cost from Selling, general, and administrative expense to Other expense, net on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017 and 2016, respectively.  The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its pension and other postretirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company early adopted this standard as of December 31, 2018. The adoption resulted in a reclassification of $1,129 from accumulated other comprehensive loss to retained earnings in 2018.

See Note 21 for a summary of recent accounting pronouncements not yet adopted and the Company’s evaluation of their impact on the financial statements.

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

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2018, 2017 and 2016, distributors financed purchases of $8,497, $7,115 and $7,578 through this financing program, respectively. At both December 31, 2018 and December 31, 2017, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by distributors to the third party financing company under this program at December 31, 2018 and 2017 was $7,756 and $3,436, respectively. The Company was not required to repurchase any repossessed inventory for the years ended December 31, 2018, 2017 and 2016.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

The Company is a counterparty to interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  The Company entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively. On February 5, 2018, the Company entered into additional interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements have notional amounts of $50,000 and $150,000 effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The interest rate swap agreements are accounted for as cash flow hedges.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company either received or made payments on a  monthly basis based on the differential between 1.860% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company will either receive or make payments on a monthly basis based on the differential between 2.670% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company will either receive or make payments on a monthly basis based on the differential between 2.918% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company will either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR. The negative fair value of the interest rate swap, net of tax, of ($1,530) and ($1,328) at December 31, 2018 and December 31, 2017, respectively,  is included in Accumulated other comprehensive loss on the balance sheet.   This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820 - Fair Value Measurements and Disclosures.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first‑in, first‑out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

The Company records inventories to include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 8.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2018 and 2017, the Company had $4,204 and $7,711 of chassis inventory and related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

The Company receives, on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2018 and 2017 was $15,197 and $17,447, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Leases

As of December 31, 2018, fifteen of the Company’s upfit and distribution centers were subject to a lease agreement.

All of the Company’s current leases are considered operating leases, and are not recorded on the Company’s balance sheet. Rent expense is recognized on a straight-line basis over the expected lease term. The Company leases buildings in which it operates from both related party and third party lessors. See Note 15 for further details.

In February 2016, the FASB issued ASU No. 2016-02 Leases: Amendments to the FASB Accounting Standards Codification. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 will be effective for the Company beginning on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11 Leases: Targeted Improvements which allows entities to apply the new lease standard at the adoption date, rather than at the earliest period presented. In transition, lessees and lessors are required to recognize and measure leases using a modified retrospective approach. The Company will adopt the standard in the first quarter of fiscal 2019. See Note 21 for additional information on this ASU.

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

Depreciation expense was $7,613, $7,183, and $6,146 for the years ended December 31, 2018, 2017 and 2016, respectively.

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $6,032, $5,222 and $5,060 for the years ended December 31, 2018, 2017 and 2016, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in results of operations.

Impairment of long‑lived assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long‑lived assets were impaired as of December 31, 2018 and 2017.

Goodwill and other intangible assets

Goodwill and indefinite‑lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite-lived intangivle assets is estimated based upon an income and market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting units to its carrying value. The Company has determined it has three reporting units. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss would be recognized. The Company has determined that goodwill and indefinite lived assets were not impaired as of December 31, 2018 and 2017.  The Company had goodwill of $241,006 at both December 31, 2018 and 2017, of which $160,932 relates to goodwill associated with the Work Truck Attachments segment and $80,074 relates to the Work Truck Solutions segment at both December 31, 2018 and 2017.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangibles over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15  to 19.5 years and noncompete agreements over 4  to 5 years. There were no indicators of impairment during the years ended December 31, 2018 and 2017. The Company had gross intangible assets and accumulated amortization of $275,675 and $100,997, respectively, for the year ended December 31, 2018, of which $195,175 and $88,236 relate to the Work Truck Attachments segment, and $80,500 and $12,761 relate to the Work Truck Solutions segment, respectively. The Company had gross intangible assets and accumulated amortization of $275,675 and $89,525, respectively for the year ended December 31, 2017, of which $195,175 and $81,336 relate to the Work Truck Attachments segment, and $80,500 and $8,189 relate to the Work Truck Solutions segment, respectively.

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

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2015	$2,337
Deferred financing costs capitalized on new debt	2,320
Amortization of deferred financing costs	(624)
Balance at December 31, 2016	4,033
Amortization of deferred financing costs	(824)
Balance at December 31, 2017	3,209
Amortization of deferred financing costs	(823)
Balance at December 31, 2018	$2,386

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long‑term debt:

	Fair Value at December 31, 2018	Fair Value at December 31, 2017
Assets:
Other long-term assets (a)	$5,064	$4,840

Total Assets	$5,064	$4,840

Liabilities:
Interest rate swaps (b)	2,031	2,178
Long term debt (c)	269,739	312,384
Earnout - Henderson (d)	352	529
Earnout - Dejana (e)	2,200	3,100

Total Liabilities	$274,322	$318,191

(a)

Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

(b)

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $127 and $1,904 at

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

December 31, 2018 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively. Interest rate swaps of $597 and $1,581 at December 31, 2017 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d)

Included in Accrued expenses and other current liabilities in the amount of $352 at December 31, 2018 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Included in accrued expenses and other current liabilities and other long term liabilities in the amounts of $87 and $442, respectively, at December 31, 2017 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	December 31,

	2018	2017
Beginning Balance	$529	$636
Payment to former owners	(177)	(107)
Ending balance	$352	$529

(e)

Included in Other long term liabilities in the amount of $2,200 at December 31, 2018 is the fair value of an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of Dejana. Included in Other long term liabilities in the amounts of $3,100 at December 31, 2017 is the fair value of an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of Dejana. The carrying amount of the earn out approximates its fair value.  Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

	December 31,

	2018	2017
Beginning Balance	$3,100	$10,373
Adjustments to fair value	(900)	(1,786)
Payment to former owners	-	(5,487)
Ending balance	$2,200	$3,100

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

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2018, 2017 and 2016.

Revenue recognition

The Company applies the guidance codified in ASC 606, Revenue from Contracts with Customers using the modified retrospective method upon the adoption of ASU 2014-09.  Revenue is recognized when or as the Company satisfies a performance obligation. See Note 3 for a more detailed description revenue recognition policies.

Cost of sales

Cost of sales includes all costs associated with the manufacture of the Company’s products, including raw materials, purchased parts, freight, plant operating expenses, property insurance and taxes, and plant depreciation. All payroll costs and employee benefits for the hourly workforce, manufacturing management, and engineering costs are included in cost of sales.

Related party transactions

As a result of the Dejana acquisition, the Company entered into related party leases. See Note 15 for further details.

During 2016, one of the Company’s non-employee directors, served as the Chief Executive Officer of Fleetpride, Inc., an independent distributor of parts for heavy duty trucks and trailers. During 2016, the Company purchased parts from Fleetpride, Inc. for use in Henderson Products, Inc. trucks. The total amount of these purchases during 2016 was $242.  There were no other related party purchases during 2017 or 2018.

Warranty cost recognition

The Company accrues for estimated warranty costs as revenue is recognized. All warranties are assurance-type warranties. See Note 10 for further details.

Defined benefit plans

The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Management reviews underlying assumptions on an annual basis. Refer to Note 12.

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, CD‑ROM, website content and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $5,213, $4,471 and $4,269 for the years ended December 31, 2018, 2017 and 2016, respectively. All costs associated with the Company’s advertising programs are expensed as incurred.

Research and development expenses

Research and development expenses include costs to develop new technologies to enhance existing products and to expand the range of product offerings. Research and development expenses amounted to $3,194, $2,926 and $3,132 for the years ended December 31, 2018, 2017 and 2016, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

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

Accumulated Other Comprehensive loss

Accumulated other comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non‑owner resources and is comprised of net income or loss and “other comprehensive loss”. The Company’s other comprehensive loss is comprised of the adjustments for pension and postretirement benefit liabilities as well as the impact of its interest rate swaps.  See Note 19 for the components of accumulated other comprehensive loss.

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

Segment performance is evaluated based on segment net sales and adjusted EBITDA. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts that include various support functions, such as information technology, corporate finance, legal, executive administration and human resources.  Sales are primarily within the United States and substantially all assets are located within the United States.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

3. Revenue Recognition

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net increase to opening retained earnings of $377 as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The implementation of the guidance had no impact on the measurement or recognition of revenue of prior periods; however, additional disclosures have been added in accordance with the ASU.

The adoption of Topic 606 did not have a significant impact on the Work Truck Attachments segment. In the Work Truck Solutions segment, the standard changed the timing of revenue for truck upfits of customer-owned chassis from a point in time to over time. This change in timing of revenue recognition increased revenue by $299 in the year ended December 31, 2018.

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

State and Local (Government) Bids – The Company records revenue of separately sold snow and ice equipment upon shipment and fully upfit vehicles upon delivery.  The state and local bid process does not obligate the entity to buy any products from the Company, but merely allows the entity to purchase products in the future typically for a fixed period of time. The entity commits to actually purchasing products from the Company when it issues purchase orders off of a previously awarded bid, which lists out actual quantities of equipment being ordered and the

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

delivery terms. On upfit transactions, the Company is providing a significant service by assembling and integrating the individual products onto the customer’s truck. Each individual product and installation activity is highly interdependent and highly interrelated, and therefore the Company considers the manufacture and upfit of a truck a single performance obligation. Any shipping and handling activities performed by the Company after the transfer of control to the Customer (e.g., when control transfers upon shipment) are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.

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

Fleet Upfit Sales – The Company enters contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles increased revenue by $299 for the year ended December 31, 2018.

Independent Dealer Upfit Sales – The Company upfits work trucks for independent dealer customers. Dealer upfit revenue is recorded upon delivery. The customer does not own the vehicles during the upfit process, and as such revenue is recorded at a point in time upon delivery to the customer.

Over the Counter / Parts & Accessory Sales – Work Truck Solutions part and accessory sales are recorded as revenue upon shipment. Additionally, customers can purchase parts at any of the Company’s showrooms.  In these

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

instances, each product is considered a separate performance obligation, and revenue is recognized upon shipment of the goods or customer pick up.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by customer type and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

Revenue by customer type was as follows:

Year Ended December 31, 2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Independent dealer	$ 327,054	$ 82,330	$ -	$ 409,384
Government	52,582	-	-	52,582
Fleet	-	58,500	-	58,500
Other	-	13,234	(9,633)	3,601
Total revenue	$ 379,636	$ 154,064	$ (9,633)	$ 524,067

Revenue by timing of revenue recognition was as follows:

Year Ended December 31, 2018	Work Truck Attachments	Work Truck Solutions	Corporate and Eliminations	Total Revenue
Point in time	$ 379,636	$ 59,114	$ (9,633)	$ 429,117
Over time	-	94,950	-	94,950
Total revenue	$ 379,636	$ 154,064	$ (9,633)	$ 524,067

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the year ended December 31, 2018:

Year Ended December 31, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,048	$12,131	$(12,173)	$2,006

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. There were no contract assets as of December 31, 2018. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company’s municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized all of the amount that was included in contract liabilities at the beginning of the period as revenue in the year ended December 31, 2018.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

 Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018. The guidance provides certain optional exemptions that limit this requirement. The Company has various contracts that meet the following optional exemptions provided by ASC 606:

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

Impact of New Revenue Guidance on Financial Statement Line Items

In accordance with Topic 606, the disclosure of the impact of adoption to the condensed consolidated statements of operations was as follows:

	Year Ended December 31, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Net sales	$ 524,067	$ 523,768	$ 299
Cost of sales	369,177	368,913	264
Gross profit	154,890	154,855	35
Income from operations	73,460	73,425	35
Income tax expense	11,854	11,845	9
Net income	$ 43,905	$ 43,879	$ 26
Earnings per common share:
Basic	$ 1.91	$ -	$ 1.91
Diluted	$ 1.89	$ -	$ 1.89

In accordance with Topic 606, the disclosure of the impact of adoption to the condensed consolidated balance sheet was as follows:

	As of December 31, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Assets:
Accounts Receivable	$ 81,485	$ 78,801	$ 2,684
Inventory	81,996	84,135	(2,139)
Liabilities:
Deferred tax liability	48,198	48,056	142
Shareholder's Equity:
Retained Earnings	136,765	136,388	377

4. Acquisitions

On May 1, 2017, the Company purchased substantially all of the assets of Arrowhead Equipment, Inc. (“Arrowhead”). Total consideration was $7,385. The acquisition includes Arrowhead’s assets acquired at two upfit locations in Albany and Queensbury, New York that are both being leased by the Company. The assets were acquired with on hand cash and short term borrowings under the Company’s Revolving Credit Agreement. The acquired assets are included in the Work Truck Solutions segment and were acquired to expand the geographical footprint of that segment.  The Company incurred $343 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Consolidated Statements of Income in the year ended December 31, 2017.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

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

The Dejana purchase agreement includes contingent consideration in the form of an earn out capped at $26,000. Under the earn out agreement, the former owners of Dejana are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2016, 2017 and 2018.  The preliminary estimated fair value of the earn out consideration was $10,200 which was further adjusted at December 31, 2016 to $10,373 as a result of the 2016 performance exceeding the 2016 fair value established at the opening balance sheet by $173. The subsequent adjustment is included in selling, general and administrative expense in the Consolidated Statements of Income in the year ended December 31, 2016.  Based on the year ended December 31, 2016 results, the new possible range of outcomes was reduced from $26,000 to a maximum earnout of $21,487. The Company made a payment to the former owners of Dejana of $5,487 in the year ended December 31, 2017. The purchase agreement was amended on September 20, 2017 to extend the earnout measurement periods for an additional two years, namely the fiscal years ended December 31, 2019 and December 31, 2020, with the potential for the former owners of Dejana to earn up to 50% of the remaining unearned earnout payments based on the original earnout targets and measurement periods. During the third quarter of 2017, there was a fair value adjustment to reduce the earn out by ($1,186), which was further reduced during the fourth quarter by ($600), for a total fair value adjustment to the earnout for the year of ($1,786), which is included as a reduction to selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 31, 2017. During the fourth quarter of 2018, there was a fair value adjustment to reduce the earn out by ($900), which is included as a reduction to selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 31, 2018.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

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

The following unaudited pro forma information presents the combined results of operations of the Company and Dejana for the year ended December 31, 2016 as if the acquisition had occurred on January 1, 2015, with pro forma adjustments to give effect to amortization of intangible assets, depreciation of fixed assets, an increase in interest expense from the acquisition financing and certain other adjustments:

Year ended December 31,
2016
Net sales	$490,243

Net income	$45,983

Earnings per common share assuming dilution attributable to common shareholders	$2.00

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

5. Inventories

Inventories consist of the following:

	December 31,
	2018	2017

Finished goods	$43,192	$35,547
Work-in-process	7,357	7,774
Raw material and supplies	31,447	28,203
	$81,996	$71,524

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 8.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2018 and 2017, the Company had $4,204 and $7,711 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Unlike the floorplan agreement, the Company does not record inventory related to truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment.  Like the revenue recognized on floorplan arrangement, revenue recognized for upfitting services on chassis acquired through the bailment agreement, are also recognized net of the truck chassis.

6. Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2018	2017

Land	$2,378	$2,378
Land improvements	4,357	4,357
Leasehold improvements	4,079	4,183
Buildings	28,238	26,846
Machinery and equipment	50,129	44,618
Furniture and fixtures	16,360	13,681
Mobile equipment and other	4,883	4,576
Construction-in-process	3,084	4,320
Total property, plant and equipment	113,508	104,959
Less accumulated depreciation	(58,313)	(50,997)
Net property, plant and equipment	$55,195	$53,962

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

7. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2018
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	59,000	21,000
Customer relationships	80,920	16,607	64,313
Patents	21,136	11,974	9,162
Noncompete agreements	8,640	7,877	763
Trademarks	5,459	3,619	1,840
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	100,997	97,078
Total	$275,675	$100,997	$174,678

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2017
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	55,000	25,000
Customer relationships	80,920	11,304	69,616
Patents	21,136	10,721	10,415
Noncompete agreements	8,640	7,055	1,585
Trademarks	5,459	3,525	1,934
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	89,525	108,550
Total	$275,675	$89,525	$186,150

Amortization expense for intangible assets was $11,472, $11,401 and $10,596 for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated amortization expense for the next five years is as follows:

2019	$10,954
2020	10,932
2021	10,670
2022	10,520
2023	10,520

The weighted average remaining life for intangible assets is 10.5 years at December 31, 2018.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

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

8. Long‑Term Debt

Long‑term debt is summarized below:

	December 31,
	2018	2017

Term Loan, net of debt discount of $1,172 and $1,562 at December 31, 2018 and December 31, 2017, respectively	$278,081	$310,830
Less current maturities	32,749	32,749
Long term debt before deferred financing costs	245,332	278,081
Deferred financing costs, net	2,386	3,209
Long term debt, net	$242,946	$274,872

The scheduled maturities on long term debt at December 31, 2018, are as follows:
2019	$32,749
2020	2,749
2021	242,583
$278,081

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

On August 17, 2017, the Company amended its Term Loan Credit Agreement to, among other things, (i) replace the existing senior secured term loan facility with a new senior secured term loan facility in the aggregate principal amount of $313,962; and (ii) decrease the interest rate margins that apply to the term loan facility from

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

2.50% to 2.00% for ABR Loans (as defined in the Term Loan Credit Agreement) and from 3.50% to 3.00% for Eurodollar Rate Loans (as defined in the Term Loan Credit Agreement).

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

The Term Loan Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of $313,962 and generally bears interest (at the Company’s election) at either  (i) 2.00% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 3.00% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%. The Term Loan Credit Agreement also allows the Company to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80,000 subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00.  The actual interest rate on the Term Loan Credit Agreement for the years ended December 31, 2018 and December 31, 2017 was 5.35% and 4.70%, respectively.

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

At December 31, 2018, the Company had outstanding borrowings under the term loan of $278,081, no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $94,631.

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

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

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

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2018, the Company was not required to make an excess cash flow payment.  The Company made a voluntary payment of $30,000 on its debt on February 13, 2019. As of December 31, 2017, the Company was required to make an excess cash flow payment of $11,279, which was paid on January 31, 2018 along with a voluntary payment of $18,721.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  On February 5, 2018, the Company entered into additional interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements have notional amounts of $50,000 and $150,000 effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The interest rates swaps are accounted for as cash flow hedges. The interest rate swaps’ negative fair value at December 31, 2018 was $2,031, of which $127 and $1,904 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  The interest rate swaps’ negative fair value at December 31, 2017 was $2,178, of which $597 and $1,581 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  The Company has counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution.  Under the interest rate swap agreement, effective as of December 31, 2015, the Company either received or made payments on a monthly basis based on the differential between 1.860% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 2.670% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 2.918% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company will either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

The Company receives on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2018 and 2017 was $15,197 and $17,447, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2018, rates were based on prime (5.50% at December 31, 2018) plus a margin ranging from 0% to 8%.  During 2018, the Company incurred $49 in interest on the bailment pool arrangement. During 2017, the Company incurred $201 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $20,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017, which the Company renewed through December 31, 2018.  Under the floor plan agreement the Company receives truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from the Company to the dealer customer. The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%. The obligation under the floor plan agreement as of December 31, 2018 and 2017 is $4,204 and $7,711, respectively. During 2018, the Company incurred $230 in interest on the floor plan arrangements. During 2017, the Company incurred $186 in interest on the floor plan arrangements.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2018	2017

Payroll and related costs	$9,607	$6,923
Employee benefits	5,281	4,701
Accrued warranty	3,662	3,262
Other	4,756	6,118
	$23,306	$21,004

10. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to two years after the date of purchase by the end‑user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end‑user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) using the exected value method, and is based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. All of the Company’s warranties are assurance-type warranties. The warranty reserve is $6,174 at December 31, 2018 of which $2,512 is included in Other long term liabilities and $3,662 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.  At December 31, 2017, the warranty reserve is $5,677 of which $2,415 is included in Other long term liabilities and $3,262 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2018	2017	2016

Balance at the beginning of the period	$5,677	$6,160	$7,423
Establish warranty liability for Dejana	-	-	35
Establish warranty liability for Arrowhead	-	65	-
Warranty provision	4,076	2,506	2,452
Claims paid/settlements	(3,579)	(3,054)	(3,750)
Balance at the end of the period	$6,174	$5,677	$6,160

11. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2018	2017	2016
Current:
Federal	$3,953	$11,897	$16,664
State	1,736	988	1,866
	5,689	12,885	18,530
Deferred:
Federal	5,001	(17,264)	4,930
State	1,164	1,970	1,227
	6,165	(15,294)	6,157
	$11,854	$(2,409)	$24,687

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Federal income tax expense at statutory rate	$11,709	$18,520	$22,294
State taxes, net of federal benefit	2,349	1,539	2,547
Change in uncertain tax positions, net	(1,292)	1,043	50
Research and development credit	(226)	(160)	(274)
State rate change	287	240	64
Manufacturing tax benefits	-	(933)	(1,248)
Prior period adjustments	-	-	1,096
Federal deferred rate change	(836)	(22,452)	-
Other	(137)	(206)	158
	$11,854	$(2,409)	$24,687

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$212	$259
Inventory reserves	1,353	967
Warranty liability	1,559	1,421
Deferred compensation	1,264	781
Earnout liabilities	516	694
Pension and retiree health benefit obligations	1,219	3,242
Accrued vacation	702	656
Medical claims reserve	78	189
State net operating losses	4,416	3,386
Other accrued liabilities	2,176	2,092
Valuation allowance	(1,473)	(777)
Total deferred tax assets	12,022	12,910
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(53,565)	(47,163)
Accelerated depreciation	(6,547)	(5,084)
Other	(108)	68
Total deferred tax liabilities	(60,220)	(52,179)
Net deferred tax liabilities	$(48,198)	$(39,269)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $3,721. These loss carry-forwards will begin to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $1,473 is necessary at December 31, 2018 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2018	2017	2016
Balance at beginning of year	$3,531	$2,361	$490
Increases for tax positions taken in the current year	21	97	73
Increases for tax positions taken in the prior years	146	1,602	1,809
Decreases due to settlements with taxing authorities	(693)	(8)	(11)
Decreases due to lapses in the statute of limitations	(1,210)	(521)	-
Balance at the end of year	$1,795	$3,531	$2,361

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $1,174 at December 31, 2018. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $502 and $804 of accrued interest and penalties is

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

reported as an income tax liability at December 31, 2018 and 2017, respectively. The liability for unrecognized tax benefits is reported in Other Long‑term Liabilities on the consolidated balance sheets at December 31, 2018 and 2017.

The Company files income tax returns in the United States (federal) and various states. Tax years open to examination by tax authorities under the statute of limitations include 2015, 2016 and 2017 for Federal and 2014 through 2017 for most states. The Federal 2015 audit have been closed; however, the statute of limitations is still open for this tax year. Tax returns for the 2018 tax year have not yet been filed.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“The Act”). Over the long term, the Company generally expects to benefit from the lower statutory rates provided by The Act. The Company operates solely in the United States; therefore, the international provisions of The Act do not apply. The only material item that impacted the Company in 2017 is the reduction in the deferred tax rate. As a result of the reduction in the U.S. corporate income tax rate from 35.0 percent to 21.0 percent under The Act, the Company recorded a  reduction to its net deferred tax liability of $22,452, and a corresponding decrease to income tax expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of The Tax Reform Act. As of the financial reporting date, we have recorded all known enactment-date income tax effects of the Act. These adjustments have been recorded as a component of income tax expense and include the revaluation of deferred tax assets and liabilities. In the year ended December 31, 2018, the Company did not have any material tax accounting adjustments to the provisional estimate recorded in the financial statements for the year ended December 31, 2017, the first measurement period under SAB 118 and amounts are now complete.

12. Employee Retirement Plans

Pension benefits

The Company provides noncontributory defined benefit pension plans for certain employees. Plans covering salaried employees generally provide pension benefits that are based on the employee’s average earnings and credited service. Such plans were partially frozen as of December 31, 2011 and subsequently were completely frozen as of December 31, 2018. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Such plans were frozen as of December 31, 2011. The Company’s funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that the Company may determine to be appropriate.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

	December 31
	2018	2017

Benefit obligation at beginning of year	$43,664	$39,407
Service cost	409	356
Interest cost	1,555	1,613
Actuarial (gain) loss	(3,296)	3,571
Benefits paid	(1,391)	(1,283)
Curtailment	(759)	-
Benefit obligation at end of year	40,182	43,664
Fair value of plan assets at beginning of year	33,903	29,223
Actual return on plan assets	(1,506)	4,294
Employer contributions through December 31	7,047	1,669
Benefits paid	(1,391)	(1,283)
Fair value of plan assets at end of year	38,053	33,903
Funded status at end of year	$(2,129)	$(9,761)

The components of net periodic pension cost consisted of the following for the years ended December 31,

	2018	2017	2016
Components of net periodic pension cost:
Service cost	$409	$356	$321
Interest cost	1,555	1,613	1,639
Expected return on plan assets	(1,901)	(1,790)	(1,824)
Amortization of net loss	706	723	724
Net periodic pension cost	$769	$902	$860

The accumulated benefit obligation for all pension plans as of December 31, 2018 and 2017, was $40,182 and $42,876, respectively.

In accordance with its adoption of ASC 715‑20, the Company uses December 31 as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2018	2017	2016
Discount rates	3.6%	4.2%	4.5%
Rates of increase in compensation levels:
Salaried	3.5	3.5	3.5
Hourly	N/A	N/A	N/A
Expected long-term rate of return on assets
Salaried	5.8	6.5	7.25
Hourly	6.5	6.5	7.25

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

The discount rate used to determine the benefit obligation at December 31, 2018 was 4.2% for both the hourly and salaried pension plans. Meanwhile the discount rate used to determine the benefit obligation at December 31, 2017 was 3.6% for both the hourly and salaried pension plans.

For 2019, the expected long‑term rate of return on plan assets is 3.6% for the salaried plan and 3.2% for the hourly plan. To determine the long‑term rate of return assumption for plan assets, the Company studies historical markets and preserves the long‑term historical relationships between equities and fixed‑income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long‑term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness.

The expected benefit payments under the pension plans are as follows:

2019	$1,540
2020	1,530
2021	1,560
2022	1,740
2023	1,820
2024-2028	10,920

The Company made required minimum pension funding contributions of $47 and voluntary contributions of $7,000 to the pension plans in 2018 and currently expects to make $0 of required minimum pension funding contributions in 2019 as a result of the $7,000 in voluntary contributions in 2018.

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans, which is designed to achieve long‑term objectives of return, while mitigating downside risk and considering expected cash flows. The current weighted‑average target asset allocations are reflective of actual investments at December 31, 2018 and 2017. The investment policy is reviewed periodically in order to achieve overall objectives in light of current circumstances. In the year ended December 31, 2018, the Company rebalanced its investments to fixed income and cash equivalents in conjunction with the changes in funding status resulting from the $7.0 million voluntary contribution.

The Company’s weighted‑average asset allocation and actual allocation for the qualified hourly pension plan by asset category at December 31 is as follows:

	Target	2018		Target	2017
Large Cap Equity	5%	$-	0%	34%	$2,259	35%
Mid Cap Equity	0%	-	0%	3%	199	3%
Small Cap Equity	0%	-	0%	1%	73	1%
International Equity	2%	-	0%	14%	950	15%
Emerging Markets Equity	0%	-	0%	2%	128	2%
Fixed Income and Cash Equivalents	90%	7,388	99%	40%	2,447	38%
Real Estate	3%	107	1%	6%	382	6%

Total	100%	$7,495	100%	100%	$6,438	100%

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

The Company’s weighted‑average asset allocation and actual allocation for the qualified salaried pension plan by asset category at December 31 is as follows:

	Target	2018		Target	2017
Large Cap Equity	5%	$-	0%	21%	$6,111	23%
Mid Cap Equity	0%	-	0%	2%	542	2%
Small Cap Equity	0%	-	0%	1%	201	1%
International Equity	2%	-	0%	9%	2,573	9%
Emerging Markets Equity	0%	-	0%	1%	348	1%
Fixed Income and Cash Equivalents	90%	30,009	98%	60%	16,046	58%
Real Estate	3%	549	2%	6%	1,644	6%

Total	100%	$30,558	100%	100%	$27,465	100%

Historically, the investment strategy was to build an efficient, well‑diversified portfolio based on a long‑term, strategic outlook of the investment markets. The investment market outlook utilized both historical‑based and forward‑looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the needs of the plan. The core asset allocation utilizes investment portfolios of various asset classes and multiple investment managers in order to help maximize the plan’s return while providing multiple layers of diversification to help minimize risk. As a result of the change in funding status in the year ended 2018, the Company rebalanced its investments to minimize market risk.

The following table presents the fair values of the plan assets related to the Company’s pension plans within the fair value hierarchy as defined in Note 2.

The fair values of the Company’s pension plan assets as of December 31, 2018 are as follows:

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed-income holdings	$37,397	$—	$37,397	$—
Alternative investments	656	—	—	656

Total pension plan assets	$38,053	$—	$37,397	$656

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

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

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3):

	December 31,
	2018	2017
Balance, beginning of year	$2,026	$1,748
Deposits	213	100
Actual return on plan assets held at reporting date	136	142
Withdrawals and transfers	(1,719)	36
Balance, end of year	$656	$2,026

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2018	2017
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,949	$7,333
Service cost	189	205
Interest cost	233	278
Participant contributions	25	25
Changes in actuarial assumptions	(926)	(853)
Benefits paid	(50)	(39)
Projected benefit obligation at end of year	$6,420	$6,949
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$180	$140
Retiree health benefit obligation	6,240	6,809
	$6,420	$6,949

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2018	2017	2016
Components of net postretirement health benefit cost:
Service cost	$189	$205	$210
Interest cost	233	278	278
Amortization of net gain	(211)	(107)	(127)
Net postretirement healthcare benefit cost (income)	$211	$376	$361

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2018	2017	2016
Discount rate	3.4%	3.8%	4.1%
Immediate healthcare cost trend rate	*	**	***
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	60	60

* Health Care Cost Trend rate is assumed to be 6.8%  beginning in 2018 gradually reducing to an ultimate rate of 4.5% in 2027.

**Health Care Cost Trend rate is assumed to be 7.0%  beginning in 2017 gradually reducing to an ultimate rate of 4.5% in 2026.

***Health Care Cost Trend rate is assumed to be 7.0%  beginning in 2016 gradually reducing to an ultimate rate of 4.5% in 2025.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

The discount rate used to determine the benefit obligation at December 31, 2018 and 2017 is 3.8% and 4.1%, respectively. For December 31, 2018, the health care cost trend rate is assumed to be 6.8% beginning in 2018 gradually reducing to an ultimate rate of 4.5% in 2027. For December 31, 2017, the health care cost trend rate is assumed to be 7.0% beginning in 2017 gradually reducing to an ultimate rate of 4.5% in 2026. For December 31, 2016, the health care cost trend rate is assumed to be 7.0%  beginning in 2015 gradually reducing to an ultimate rate of 4.5% in 2025.

A one percentage point change in the healthcare cost trend rate would have the following effect at December 31, 2018:

	1%	1%
	Increase	Decrease
Effect on total service and interest cost	$48	$(42)
Effect on postretirement benefit obligation	653	(577)

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2018, which have not yet been recognized in net periodic pension or OPEB cost, were net actuarial gain (loss) of ($6,637) and $2,118 for the pension plans and postretirement healthcare benefit plans, respectively. The estimated actuarial gain (loss) for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension or OPEB cost during 2019 are ($595) and $88 for the pension plans and postretirement healthcare benefit plans, respectively.

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

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. The Company matching contributions to the plan were approximately $1,700, $625 and $863 for the years ended December 31, 2018, 2017 and 2016, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non‑discretionary employer contributions. The Company made non‑discretionary employer contributions of $1,237, $1,128 and $901 in the years ended December 31, 2018, 2017 and 2016, respectively. The Company merged the plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2016.  The Company additionally made contributions in the year ended December 31, 2016 of $119 into a separate Dejana defined contribution plan.  The Company merged the Dejana plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2018.

Non‑qualified plan

The Company also maintains a supplemental non‑qualified plan for certain officers and other key employees. Expense for this plan was $542, $526 and $511 for the years ended December 31, 2018, 2017 and 2016, respectively. The amount accrued was $5,243,  $4,980 and $3,471 as of December 31, 2018, 2017 and 2016, respectively. Amounts were determined based on the fair value of the liability at December 31, 2018, 2017 and 2016, respectively.  The Company holds assets that substantially equivalent to the liability and are intended to fund the liability.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

13. Stock‑Based Compensation

2010 Stock Incentive Plan

In connection with the IPO, in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders.  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance‑based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non‑employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2018, the Company had 1,017,215 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Restricted Stock

Restricted stock carries both voting and dividend rights. There was no restricted stock activity in the years ended December 31, 2018 or December 31, 2017. A summary of restricted stock activity for the year ended December 31, 2016 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2015	14,701	14.78	0.01	years
Granted	—	—	—	years
Vested	(14,701)	14.78
Cancelled and forfeited	—	—
Unvested at December 31, 2016	-	-	-	years

The fair value of the Company’s restricted stock awards is the closing stock price on the date of grant. The Company recognized $0, $0 and $0 of compensation expense related to restricted stock awards for the years ended December 31, 2018, 2017, and 2016, respectively. There was no unrecognized compensation expense for shares expected to vest as of  December 31, 2018, 2017 and 2016.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to both non‑employee directors and management. Prior to 2013, RSUs were only issued to directors. However, in 2013, the Company changed the timing and form of management’s annual stock grants and began to grant RSUs to management.  RSUs do not carry voting rights. While all non-employee director RSUs participate in dividend equivalents, there are two classes of management RSUs, one that participates in dividend equivalents, and a second that does not participate in dividend equivalents. Each RSU represents the right to receive one share of the Company’s common stock and is subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

In 2013, the Company’s compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $2,968,  $619 and $528 in additional expense in the years ended December 31, 2018, 2017 and 2016, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. The Company’s nominating and governance committee also approved a retirement provision for the RSUs issued to non‑employee directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2015	48,665	17.33	1.00	years
Granted	131,765	21.37	0.35	years
Vested	(132,640)	20.27
Cancelled and forfeited	—	—
Unvested at December 31, 2016	47,790	20.31	0.96	years
Granted	128,893	24.31	0.31	years
Vested	(128,697)	22.93
Cancelled and forfeited	(444)	33.60
Unvested at December 31, 2017	47,542	23.95	0.84	years
Granted	134,804	35.73	0.43	years
Vested	(136,747)	32.45
Cancelled and forfeited	—	—

Unvested at December 31, 2018	45,599	$33.28	1.32	years

Expected to vest in the future at December 31, 2018	43,957	$33.28	1.32	years

The Company recognized $2,670, $1,732 and $1,516 of compensation expense related to the RSU awards in the years ended December 31, 2018, 2017 and 2016, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2018, expected to be earned through the requisite service period was approximately $839 and is expected to be recognized through 2021.

Vested director RSUs are “settled” by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, and in all events no later than the end of the calendar year in which such termination of service occurs or, if later, two and one‑half months after such termination of service. Vested management RSU’s are “settled” by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following vesting.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2018 that are subject to performance conditions over a three year performance period for the years ending 2018 through 2020. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. Currently the Company expects participants to earn 61,700 shares related to the 2018 performance share grants. For performance share grants in prior years, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. In the first quarter of 2018 and 2017 there were 64,040 and 87,876 performance share units that converted into RSUs, respectively. Upon conversion, the first third of the RSUs issued will immediately vest and be converted into common shares. The remaining two thirds of the RSUs issued will vest ratably over the remaining two‑year vesting period. The fair value per share of the awards is the closing stock price on the date of grant, which was $37.40, $33.60 and $19.88 for the 2018, 2017 and 2016 grants, respectively.  The Company recognized $1,880, $1,768 and $1,382 of compensation expense related to the awards granted in the years ended December 31, 2018, 2017, and 2016, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2018, expected to be recognized through the requisite service period was $431 and is expected to be recognized through 2021.

14. Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares, using the two‑class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings per share pursuant to the two‑class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings per share is calculated by dividing net income attributable to common stockholders as adjusted for the effect of dilutive non-participating securities, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net earnings per share computation are excluded to the extent that they would be anti-dilutive.

	2018	2017	2016
Basic earnings per common share
Net income	$43,905	$55,324	$39,009
Less income allocated to participating securities	584	715	540
Net income allocated to common shareholders	$43,321	$54,609	$38,469
Weighted average common shares outstanding	22,681,888	22,576,381	22,480,679
	$1.91	$2.42	$1.71
Earnings per common share assuming dilution
Net income	$43,905	$55,324	$39,009
Less income allocated to participating securities	584	715	540
Net income allocated to common shareholders	$43,321	$54,609	$38,469
Weighted average common shares outstanding	22,681,888	22,576,381	22,480,679
Incremental shares applicable to stock based compensation	22,968	11,267	-
Weighted average common shares assuming dilution	22,704,856	22,587,648	22,480,679
	$1.89	$2.40	$1.70

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

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

The Company leases facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2018:

	Related Party Leases	Third Party Leases	Total Leases

2019	$2,250	$2,009	$4,259
2020	2,250	1,654	3,904
2021	2,250	1,364	3,614
2022	2,250	949	3,199
2023	2,130	574	2,704
Thereafter	4,410	1,500	5,910
Total lease obligations	$15,540	$8,050	$23,590

The Company entered into lease agreements at the time of the close of the Dejana acquisition with parties that are affiliated with the former owners of Dejana and are still employed at Dejana post - acquisition.  The related parties continue to own land and buildings where Dejana conducts business.  The Company incurred $4,078 of total operating lease rent expense in the year ended 2018, of which $1,923 were to related parties.  The Company incurred $3,561 of total operating lease rent expense in the year ended 2017, of which $1,918 were to related parties.  As the Company makes monthly payments to the related parties, there are no amounts owed to the related parties at December 31, 2018 or 2017.

16. Segments

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

Segment performance is evaluated based on segment net sales and adjusted EBITDA. Items not allocated to segment operating income include corporate administrative expenses and certain other amounts that include various support functions, such as information technology, corporate finance, legal, executive administration and human

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

resources. No single customer’s revenues amounted to 10% or more of the Company’s total revenue. Sales are primarily within the United States and substantially all assets are located within the United States.

Historically, sales from Work Truck Attachments to Work Truck Solutions were recorded at third party pricing. In 2018, sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	2018	2017	2016

Net sales
Work Truck Attachments	$379,636	$350,564	$360,638
Work Truck Solutions	154,064	137,770	65,044
Corporate & Eliminations	(9,633)	(13,407)	(9,414)
	$524,067	$474,927	$416,268
Adjusted EBITDA
Work Truck Attachments	$95,766	$90,287	$96,565
Work Truck Solutions	12,710	14,155	8,254
Corporate & Eliminations	(12,033)	(13,515)	(13,372)
	$96,443	$90,927	$91,447
Depreciation and amortization expense
Work Truck Attachments	$12,668	$12,437	$12,281
Work Truck Solutions	6,314	6,004	4,264
Corporate & Eliminations	103	143	197
	$19,085	$18,584	$16,742
Assets
Work Truck Attachments	$427,563	$425,148	$439,937
Work Truck Solutions	212,132	220,211	203,811
Corporate & Eliminations	36,498	39,817	22,425
	$676,193	$685,176	$666,173
Capital expenditures
Work Truck Attachments	$7,814	$6,408	$8,752
Work Truck Solutions	2,034	1,972	1,078
	$9,848	$8,380	$9,830

17. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2018 and 2017, no shares of preferred stock were issued and outstanding.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 22,700,991 and 22,590,897 shares were issued and outstanding as of December 31, 2018 and 2017, respectively. The par value of the common stock is $0.01 per share.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company’s assets and funds remaining after payment of liabilities.

18. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Balance at	Additions	Changes to	Balance at
	beginning	charged to	reserve, net(1)	end of year
	of year	earnings
Year ended December 31, 2018
Allowance for doubtful accounts	$1,056	$531	$(716)	$871
Valuation of deferred tax assets	777	-	696	1,473
Year ended December 31, 2017
Allowance for doubtful accounts	$1,158	$1,475	$(1,577)	$1,056
Valuation of deferred tax assets	640	-	137	777
Year ended December 31, 2016
Allowance for doubtful accounts	$1,343	$208	$(393)	$1,158
Valuation of deferred tax assets	647	-	(7)	640

(1)

Increases (deductions) from the allowance for doubtful accounts equal accounts receivable written off and increases related to acquired businesses, less recoveries, against the allowance. Increases (deductions) to the valuation of deferred tax assets relate to the reversals due to changes in management’s judgments regarding the future realization of the underlying deferred tax assets.

19. Changes in Accumulated Other Comprehensive Loss by Component

In conjunction with the adoption of ASU 2018-02, the Company reclassified $1,129 of other comprehensive loss, primarily associated with pension and other post retirement plans, from accumulated other comprehensive loss

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

to retained earnings effective December 31, 2018. Changes to accumulated other comprehensive loss by component for the year ended December 31, 2018 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2017	$(1,328)	$1,392	$(6,636)	$(6,572)
Other comprehensive gain before reclassifications	327	683	517	1,527
Amounts reclassified from accumulated other comprehensive loss: (1)	(246)	(158)	529	125
Adoption of ASU 2018-02	(283)	201	(1,047)	(1,129)
Balance at December 31, 2018	$(1,530)	$2,118	$(6,637)	$(6,049)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(211)
Tax expense	53

Reclassification net of tax	$(158)

Amortization of pension obligation:
Actuarial losses (a)	706
Tax benefit	(177)

Reclassification net of tax	$529

Unrealized gains on interest rate swaps reclassified to interest expense	(328)
Tax expense	82

Reclassification net of tax	$(246)

(a) – These components are included in the computation of benefit plan costs in Note 12.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2017 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2016	$(1,195)	$937	$(6,414)	$(6,672)
Other comprehensive gain (loss) before reclassifications	(338)	521	(670)	(487)
Amounts reclassified from accumulated other comprehensive loss: (1)	205	(66)	448	587
Balance at December 31, 2017	$(1,328)	$1,392	$(6,636)	$(6,572)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gain (a)	(107)
Tax expense	41

Reclassification net of tax	$(66)

Amortization of pension obligation:
Actuarial losses (a)	723
Tax benefit	(275)

Reclassification net of tax	$448

Unrealized losses on interest rate swaps reclassified to interest expense	330
Tax benefit	(125)

Reclassification net of tax	$205

(a) – These components are included in the computation of benefit plan costs in Note 12.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

20. Quarterly Financial Information (Unaudited)

	2018
	First	Second	Third	Fourth

Net sales	$83,964	$163,446	$124,832	$151,825
Gross profit	$20,027	$55,849	$34,920	$44,094
Income (loss) before taxes	$(3,138)	$28,080	$11,069	$19,748
Net income (loss)	$(1,876)	$21,164	$9,921	$14,696
Basic net earnings (loss) per common share attributable to common shareholders	$(0.08)	$0.92	$0.43	$0.64
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.08)	$0.91	$0.43	$0.63
Dividends per share	$0.27	$0.27	$0.27	$0.27

	2017
	First	Second	Third	Fourth

Net sales	$72,248	$139,371	$125,339	$137,969
Gross profit	$17,187	$45,033	$36,055	$44,811
Income (loss) before taxes	$(5,971)	$22,354	$15,081	$21,451
Net income (loss)	$(3,277)	$14,746	$9,327	$34,528
Basic net earnings (loss) per common share attributable to common shareholders	$(0.14)	$0.64	$0.41	$1.51
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.14)	$0.64	$0.40	$1.50
Dividends per share	$0.24	$0.24	$0.24	$0.24

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.

21.  Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases: Amendments to the FASB Accounting Standards Codification. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 will be effective for the Company beginning on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11 Leases: Targeted Improvements which allows entities to apply the new lease standard at the adoption date, rather than at the earliest period presented. In transition, lessees and lessors are required to recognize and measure leases using a modified retrospective approach. The Company is in the process of analyzing the impact of the guidance on its inventory of lease contracts and will adopt the standard in the first quarter of fiscal 2019.  The Company expects this ASU to have an impact of approximately $22,000 on its consolidated financial statements upon recognition of the lease liability and right-of-use asset for lease contracts which are currently accounted for as operating leases. The Company has identified and implemented changes to processes and controls to meet the standard’s updated reporting and disclosure requirements.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands Except Per Share Data)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to improve the transparency and understandability of information and to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.