Form 10-Q
period 2019-03-31
DOUGLAS DYNAMICS, INC
filed 2019-05-07
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(414) 354-2310

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	PLOW	New York Stock Exchange

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

Number of shares of registrant’s common shares outstanding as of May 7, 2019 was 22,795,412.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$348	$27,820
Accounts receivable, net	55,282	81,485
Inventories	111,225	81,996
Inventories - truck chassis floor plan	7,382	4,204
Refundable income taxes paid	2,041	-
Prepaid and other current assets	3,723	3,590
Total current assets	180,001	199,095
Property, plant, and equipment, net	53,817	55,195
Goodwill	241,006	241,006
Other intangible assets, net	171,937	174,678
Operating lease - right of use asset	21,537	-
Other long-term assets	7,721	6,219
Total assets	$676,019	$676,193
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,443	$18,703
Accrued expenses and other current liabilities	18,410	23,306
Floor plan obligations	7,382	4,204
Operating lease liability - current	3,335	-
Income taxes payable	-	106
Short term borrowings	16,000	-
Current portion of long-term debt	2,749	32,749
Total current liabilities	64,319	79,068
Retiree health benefit obligation	6,345	6,240
Pension obligation	2,246	2,129
Deferred income taxes	49,208	48,198
Long-term debt, less current portion	242,465	242,946
Operating lease liability - noncurrent	18,222	-
Other long-term liabilities	17,065	14,856
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,795,412 and 22,700,991 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	228	227
Additional paid-in capital	152,816	151,813
Retained earnings	130,176	136,765
Accumulated other comprehensive loss, net of tax	(7,071)	(6,049)
Total stockholders’ equity	276,149	282,756
Total liabilities and stockholders’ equity	$676,019	$676,193

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(unaudited)

Net sales	$93,187	$83,964
Cost of sales	70,241	63,937
Gross profit	22,946	20,027
Selling, general, and administrative expense	16,644	16,146
Intangibles amortization	2,741	2,871
Income from operations	3,561	1,010
Interest expense, net	(4,150)	(3,945)
Other expense, net	(171)	(203)
Loss before taxes	(760)	(3,138)
Income tax benefit	(463)	(1,262)
Net loss	$(297)	$(1,876)
Weighted average number of common shares outstanding:
Basic	22,729,084	22,623,518
Diluted	22,729,084	22,623,518
Loss per common share:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)
Cash dividends declared and paid per share	$0.27	$0.27
Comprehensive loss	$(1,319)	$(1,052)

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(unaudited)

Operating activities
Net loss	$(297)	$(1,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,808	4,701
Amortization of deferred financing costs and debt discount	303	304
Stock-based compensation	1,054	1,420
Provision for losses on accounts receivable	107	182
Deferred income taxes	1,010	1,749
Earnout liability	(217)	-
Changes in operating assets and liabilities:
Accounts receivable	26,096	40,193
Inventories	(29,229)	(25,275)
Prepaid and refundable income taxes and other assets	(3,676)	(1,199)
Accounts payable	(2,179)	(208)
Accrued expenses and other current liabilities	(1,451)	(5,950)
Benefit obligations and other long-term liabilities	(1,906)	234
Net cash provided by (used in) operating activities	(5,577)	14,275
Investing activities
Capital expenditures	(769)	(1,307)
Net cash used in investing activities	(769)	(1,307)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(50)	(23)
Dividends paid	(6,292)	(6,098)
Net revolver borrowings	16,000	-
Repayment of long-term debt	(30,784)	(30,785)
Net cash used in financing activities	(21,126)	(36,906)
Change in cash and cash equivalents	(27,472)	(23,938)
Cash and cash equivalents at beginning of period	27,820	36,875
Cash and cash equivalents at end of period	$348	$12,937

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$10,299	$7,301

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total

Balance at December 31, 2017	22,590,897	$226	$147,287	$115,737	$(6,572)	$256,678
Net loss	—	—	—	(1,876)	—	(1,876)
Dividends paid	—	—	—	(6,098)	—	(6,098)
Impact due to adoption of ASC 2014-09 (revenue recognition)	—	—	—	377	—	377
Adjustment for pension and postretirement benefit liability, net of tax of ($32)	—	—	—	—	92	92
Adjustment for interest rate swap, net of tax of ($257)	—	—	—	—	732	732
Shares withheld on restricted stock vesting	—	—	(23)	—	—	(23)
Stock based compensation	110,094	1	1,419	—	—	1,420
Balance at March 31, 2018	22,700,991	227	148,683	108,140	(5,748)	251,302

Balance at December 31, 2018	22,700,991	$227	$151,813	$136,765	$(6,049)	$282,756
Net loss	—	—	—	(297)	—	(297)
Dividends paid	—	—	—	(6,292)	—	(6,292)
Adjustment for pension and postretirement benefit liability, net of tax of ($18)	—	—	—	—	53	53
Adjustment for interest rate swap, net of tax of $378	—	—	—	—	(1,075)	(1,075)
Shares withheld on restricted stock vesting	—	—	(50)	—	—	(50)
Stock based compensation	94,421	1	1,053	—	—	1,054
Balance at March 31, 2019	22,795,412	$228	$152,816	$130,176	$(7,071)	$276,149

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2018 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on February 26, 2019.

The Company currently conducts business in two segments: Work Truck Attachments and Work Truck Solutions. During the first quarter of 2019, the Company reorganized its business segments to reflect a new operating structure as a result of a change in how the Company’s chief operating decision maker allocates resources, makes operating decisions and assesses the performance of the business. Under this revised reporting structure, the Company’s two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes commercial snow and ice management attachments sold under the FISHER®, WESTERN® and SNOWEX® brands.  This segment consists of our operations that manufacture and sell snow and ice control products.

Work Truck Solutions.  The Work Truck Solutions segment includes manufactured municipal snow and ice control products under the HENDERSON® brand and the up-fit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands.

See Note 15 to the Unaudited Condensed Consolidated Financial Statements for financial information regarding these segments. As a result of the revised reporting structure, the prior period presentation of reportable segments has been recast to conform to the current segment reporting structure.

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2019 and 2018, and the condensed cash flows for the three months ended March 31, 2019 and 2018 have been prepared by the Company and have not been audited.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11 Leases: Targeted Improvements which allows entities to apply the new lease standard at the adoption date, rather than at the earliest period presented. In transition, lessees and lessors are required to recognize and measure leases using a modified retrospective approach.

The Company adopted the standard effective January 1, 2019. The Company elected several available practical expedients, as discussed in Note 6, and implemented certain internal controls to ensure the accurate presentation of financial information on adoption.

The standard had a material impact on the Company’s Condensed Consolidated Balance Sheets, but did not have an impact on the Condensed Consolidated Statements of Operations and Comprehensive Loss. There was no cumulative catch-up adjustment made to opening retained earnings. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while the accounting for finance leases (previously capital leases) remained substantially unchanged. As the Company elected to apply the standard at adoption as allowed under ASU No. 2018-11, there is no impact to previously reported results. The impact of this standard was the recognition of a lease liability and right-of-use asset of approximately $22.0 million, with immaterial differences related to prepaid rent, on the Consolidated Balance Sheet for lease contracts which were previously accounted for as operating leases.

As allowed under ASC 842, the Company has adopted the following practical expedients:

•	Practical expedient package, which allows the following:
o	To not reassess whether any expired or existing contracts is or contains a lease.
o	To not reassess the lease classification of any expired or existing leases.
o	To not reassess the initial direct costs for any existing lease.
•	Short-term lease practical expedient
o

Allows the Company not to apply the recognition requirements in ASC 842 to short term leases for all asset classes. Short term leases are leases that, at commencement date, have a term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

•	Separating lease components practical expedient
o

Allows the Company not to separate lease components from nonlease components for all asset classes and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

2.Revenue Recognition

During the first quarter of 2019, the Company reorganized its segments. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding these segments.

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

The Work Truck Attachments segment has two revenue streams, as identified below.

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

Work Truck Solutions

The Work Truck Solutions segment primarily participates in the truck and vehicle upfitting industry in the United States. Customers are billed separately for the truck chassis by the chassis manufacturer.  The Company only records sales for the amount of the upfit, excluding the truck chassis.   Generally, the Company obtains the truck chassis from the truck chassis manufacturer through either its floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer. Additionally, in some instances the Company upfits chassis which are owned by the end customer.  For truck chassis acquired through the floor plan agreement, the Company holds title to the vehicle from the time the chassis is received by the Company until the completion of the up-fit.  Under the bailment pool agreement, the Company does not take title to the truck chassis, but rather only holds the truck chassis on consignment.   The Company pays interest on both of these arrangements.  The Company records revenue in the same manner net of the value of the truck chassis in both the Company’s floor plan and bailment pool agreements. The Company does not set the price for the truck chassis, is not responsible for the billing of the chassis and does not have inventory risk in either the bailment pool or floor plan agreements. The Work Truck Solutions segment also has manufacturing operations of municipal snow and ice control equipment, where revenue is recognized upon shipment of equipment to the customer.

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

The Work Truck Solutions segment has four revenue streams, as identified below.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles increased revenue by $145 and $294 for the three months ended March 31, 2019 and 2018, respectively.

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

Revenue by customer type was as follows:

Three Months Ended March 31, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 25,817	$ 33,043	$ 58,860
Government	-	15,529	$ 15,529
Fleet	-	14,952	$ 14,952
Other	-	3,846	$ 3,846
Total revenue	$ 25,817	$ 67,370	$ 93,187

Three Months Ended March 31, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 24,596	$ 26,725	$ 51,321
Government	-	13,821	$ 13,821
Fleet	-	14,352	$ 14,352
Other	-	4,470	$ 4,470
Total revenue	$ 24,596	$ 59,368	$ 83,964

Revenue by timing of revenue recognition was as follows:

Three Months Ended March 31, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 25,817	$ 42,023	$ 67,840
Over time	-	25,347	$ 25,347
Total revenue	$ 25,817	$ 67,370	$ 93,187

Three Months Ended March 31, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 24,596	$ 36,031	$ 60,627
Over time	-	23,337	$ 23,337
Total revenue	$ 24,596	$ 59,368	$ 83,964

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three months ended March 31, 2019 and 2018, respectively:

Three Months Ended March 31, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,006	$2,335	$(2,041)	$2,300

Three Months Ended March 31, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,048	$1,819	$(1,648)	$2,219

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. There were no contract assets as of March 31, 2019. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $372 and $279 during the three months ended March 31, 2019 and 2018, respectively, which was included in contract liabilities at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019. The guidance provides certain optional exemptions that limit this requirement. The Company has various contracts that meet the following optional exemptions provided by ASC 606:

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2019	2018
Assets:
Other long-term assets (a)	$6,623	$5,064

Total Assets	$6,623	$5,064

Liabilities:
Interest rate swaps (b)	$3,484	$2,031
Long-term debt (c)	248,012	269,739
Earnout - Henderson (d)	44	352
Earnout - Dejana (e)	2,200	2,200
Total Liabilities	$253,740	$274,322

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $379 and $3,105 at March 31, 2019 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $127 and $1,904 at December 31, 2018 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Included in Accrued expenses and other current liabilities in the amount of $44 at March 31, 2019 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in Accrued expenses and other current liabilities and Other long-term liabilities in the amounts of $33 and $442, respectively, at March 31, 2018 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018

Beginning Balance	$352	$529
Adjustments to fair value	(217)	—
Payment to former owners	(91)	(54)
Ending balance	$44	$475

(e) Included in Other long-term liabilities in the amount of $2,200 at March 31, 2019 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by the Peter Paul Dejana Family Trust dated 12/31/98 (“Dejana”). Included in Other long-term liabilities in the amount of $3,100 at March 31, 2018 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana.  Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018

Beginning Balance	$2,200	$3,100
Adjustments to fair value	—	—
Payment to former owners	—	—
Ending balance	$2,200	$3,100

4.Inventories

Inventories consist of the following:

	March 31,	December 31,
	2019	2018

Finished goods	$69,623	$43,192
Work-in-process	8,021	7,357
Raw material and supplies	33,581	31,447
	$111,225	$81,996

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At March 31, 2019 and December 31, 2018, the Company had $7,382 and $4,204 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

5.Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2019	2018

Land	$2,378	$2,378
Land improvements	4,450	4,357
Leasehold improvements	4,087	4,079
Buildings	28,616	28,238
Machinery and equipment	50,703	50,129
Furniture and fixtures	16,457	16,360
Mobile equipment and other	4,883	4,883
Construction-in-process	2,545	3,084
Total property, plant and equipment	114,119	113,508
Less accumulated depreciation	(60,302)	(58,313)
Net property, plant and equipment	$53,817	$55,195

6.Leases

The Company has operating leases for manufacturing and upfit facilities, land and parking lots, warehousing space and certain equipment. The leases have remaining lease terms of less than one year to 17 years, some of which include options to extend the leases for up to 10 years. Such renewal options were not included in the determination of the lease term unless deemed reasonably certain of exercise. The discount rate used in measuring the lease liabilities is based on the Company’s interest rate on its secured Term Loan Credit Agreement. Certain of the Company’s leases contain escalating rental payments based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows:

Three Months Ended
March 31, 2019
Operating lease expense	$ 1,132

Short term lease cost	$ 100

Total lease cost	$ 1,232

Cash Flow

Supplemental cash flow information related to leases is as follows:

Three Months Ended
March 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$ 765
Non-cash lease expense - right-of-use assets	$ 785
Right-of-use assets obtained in exchange for operating lease obligations	$ 56

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	March 31, 2019
Operating Leases
Operating lease right-of-use assets	$ 21,537

Other current liabilities	3,335
Operating lease liabilities	18,222
Total operating lease liabilities	$ 21,557

Weighted Average Remaining Lease Term
Operating leases	87	months

Weighted Average Discount Rate
Operating leases	5.35%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$ 3,288
2020	3,936
2021	3,657
2022	3,267
2023	2,879
Thereafter	8,617
Total Lease Payments	25,644
Less: imputed interest	(4,087)
Total	$ 21,557

Related party leases

The Company entered into lease agreements at the time of the close of the Dejana acquisition with parties that are affiliated with the former owners of Dejana and are still employed at Dejana post - acquisition.  The related parties continue to own land and buildings where Dejana conducts business.  As of March 31, 2019, the Company had 9 operating leases at Dejana upfitting and manufacturing facilities with related party affiliates. The Company incurred $534 of total rent expense to related parties in the three months ended March 31, 2019.  As the Company makes monthly payments to the related parties, there are no amounts owed to the related parties at March 31, 2019.

ASC 840 Disclosure

As required in transition, the below summarizes the Company’s future minimum lease payments at December 31, 2018 under ASC 840:

	Related Party Leases	Third Party Leases	Total Leases

2019	$2,250	$2,009	$4,259
2020	2,250	1,654	3,904
2021	2,250	1,364	3,614
2022	2,250	949	3,199
2023	2,130	574	2,704
Thereafter	4,410	1,500	5,910
Total lease obligations	$15,540	$8,050	$23,590

7. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2019
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	60,000	20,000
Customer relationships	80,920	17,935	62,985
Patents	21,136	12,288	8,848
Noncompete agreements	8,640	7,952	688
Trademarks	5,459	3,643	1,816
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	103,738	94,337
Total	$275,675	$103,738	$171,937

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2018
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	59,000	21,000
Customer relationships	80,920	16,607	64,313
Patents	21,136	11,974	9,162
Noncompete agreements	8,640	7,877	763
Trademarks	5,459	3,619	1,840
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	100,997	97,078
Total	$275,675	$100,997	$174,678

Amortization expense for intangible assets was $2,741 and $2,871 for the three months ended March 31, 2019 and 2018, respectively. Estimated amortization expense for the remainder of 2019 and each of the succeeding five years is as follows:

2019	$8,216
2020	10,932
2021	10,670
2022	10,520
2023	10,520
2024	7,520

6.

8.Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2019	2018

Term Loan, net of debt discount of $1,074 and $1,172 at March 31, 2019 and December 31, 2018, respectively	$247,394	$278,081
Less current maturities	2,749	32,749
Long-term debt before deferred financing costs	244,645	245,332
Deferred financing costs, net	2,180	2,386
Long-term debt, net	$242,465	$242,946

At March 31, 2019, the Company had outstanding borrowings under the Term Loan Credit Agreement of $247,394, outstanding borrowings on the Revolving Credit Agreement of $16,000, and remaining borrowing availability of $54,645.  At December 31, 2018, the Company had outstanding borrowings under the Term Loan Credit Agreement of $278,081,  no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $94,631.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.  As of March 31, 2019, the Company was not required to make additional excess cash flow payments during fiscal 2019. The Company made a voluntary payment of $30,000 on its debt on February 13, 2019.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility.  The three interest rate swap agreements have notional amounts of $45,000,  $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  On February 5, 2018, the Company entered into additional interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements have notional amounts of $50,000 and $150,000 effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The interest rates swaps are accounted for as cash flow hedges. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. This risk lies with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, the Company either received or made payments on a monthly basis based on the differential between 1.860% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement, effective as of March 29, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 2.670% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement, effective as of March 31, 2020, the Company will either receive or make payments on a monthly basis based on the differential between 2.918% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, the Company will either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company will either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR. The interest rate swaps’ negative fair value at March 31, 2019 was $3,484, of which $379 and $3,105 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps’ negative fair value at December 31, 2018 was $2,031, of which $127 and $1,904 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

9.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	March 31,	December 31,
	2019	2018

Payroll and related costs	$5,468	$9,607
Employee benefits	5,340	5,281
Accrued warranty	3,140	3,662
Other	4,462	4,756
	$18,410	$23,306

10.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $5,091 at March 31, 2019, of which $1,951 is included in Other long-term liabilities and $3,140 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.  The warranty reserve was $6,174 at December 31, 2018, of which $2,512 is included in Other long-term liabilities and $3,662 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2019	2018

Balance at the beginning of the period	$6,174	$5,677
Warranty provision	561	662
Claims paid/settlements	(1,644)	(1,709)
Balance at the end of the period	$5,091	$4,630

11.                 Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended
	March 31,	March 31,
	2019	2018

Component of net periodic pension cost:
Service cost	$-	$102
Interest cost	410	389
Expected return on plan assets	(294)	(475)
Amortization of net loss	149	176
Net periodic pension cost	$265	$192

The Company estimates its total required minimum contributions to its pension plans in 2019 will be $0.  Through March 31, 2019, the Company has made $0 of cash contributions to the pension plans versus $14 through the same period in 2018.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended
	March 31,	March 31,
	2019	2018

Component of periodic other postretirement benefit cost:
Service cost	$37	$47
Interest cost	63	58
Amortization of net gain	(78)	(52)
Net periodic other postretirement benefit cost	$22	$53

Service cost is included in Income from operations on the Condensed Consolidated Statement of Operations and Comprehensive Loss. The other components of net periodic pension and postretirement benefit cost are included in Other expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

12.Loss per Share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of common shares, using the two-class method.  As the Company has granted restricted stock units (“RSUs”) that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated loss per share pursuant to the two-class method, which is a loss allocation formula that determines loss per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all losses (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive non-participating securities, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU’s were 31,389 and 11,716 in the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended
	March 31,	March 31,
	2019	2018
Basic loss per common share
Net loss	$(297)	$(1,876)
Less loss allocated to participating securities	(4)	(26)
Net loss allocated to common shareholders	$(293)	$(1,850)
Weighted average common shares outstanding	22,729,084	22,623,518
	$(0.01)	$(0.08)

Loss per common share assuming dilution
Net loss	$(297)	$(1,876)
Less loss allocated to participating securities	(4)	(26)
Net loss allocated to common shareholders	$(293)	$(1,850)
Weighted average common shares outstanding	22,729,084	22,623,518
Incremental shares applicable to non-participating RSUs	-	-
Weighted average common shares assuming dilution	22,729,084	22,623,518
	$(0.01)	$(0.08)

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $343 and $742 in the three months ended March 31, 2019 and 2018, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company granted performance share units as performance-based awards under the 2010 Plan in the first quarters of 2019 and 2018 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. For performance share grants in prior years, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $36.48. The Company recognized $294 and $491 of compensation expense related to the awards in the three months ended March 31, 2019 and 2018, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2019, expected to be earned through the requisite service period was approximately $1,729 and is expected to be recognized through 2022.

Restricted Stock Unit Awards

RSUs are granted to both non-employee directors and management.  RSUs do not carry voting rights.  While all non-employee director RSUs participate in dividend equivalents, there are two classes of management RSUs, one that participates in dividend equivalents, and a second that does not participate in dividend equivalents.  Each RSU represents the right to receive one share of the Company’s common stock and is subject to time-based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

A summary of RSU activity for the three months ended March 31, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2018	45,599	$33.28	1.32	years
Granted	47,360	$36.48	1.14	years
Vested	(35,113)	$32.64
Cancelled and forfeited	-	$-

Unvested at March 31, 2019	57,846	$36.46	1.47	years

Expected to vest in the future at March 31, 2019	57,846	$36.46	1.47	years

The Company recognized $760 and $929 of compensation expense related to the RSU awards in the three months ended March 31, 2019 and 2018, respectively. The unrecognized compensation expense, calculated under the fair value method for shares that were, as of March 31, 2019, expected to be earned through the requisite service period was approximately $1,808 and is expected to be recognized through 2022.

For 2019 grants to non-employee directors, vesting occurs as of the grant date. Vested director RSUs are ‘‘settled’’ by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, and in all events no later than the end of the calendar year in which such termination of service occurs or, if later, two and one-half months after such termination of service.  Vested management RSUs are “settled” by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following vesting.

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

15.         Segments

During the first quarter of 2019, the Company reorganized its business segments to reflect a new operating structure as a result of a change in how the Company’s chief operating decision maker allocates resources, makes operating decisions and assesses the performance of the business. Under this revised reporting structure, the Company’s two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes commercial snow and ice management attachments sold under the FISHER®, WESTERN® and SNOWEX® brands.  This segment consists of our operations that manufacture and sell snow and ice control products.

Work Truck Solutions.  The Work Truck Solutions segment includes manufactured municipal snow and ice control products under the HENDERSON® brand and the up-fit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands.

Separate financial information is available for the two operating segments. In addition, segment results now include an allocation of all corporate costs to Work Truck Attachments and Work Truck Solutions. Prior period segment information has been recast to align with this change in reporting structure and to reflect an allocation of corporate costs.

Segment performance is evaluated based on segment net sales and Adjusted EBITDA. Segment results include an allocation of all corporate costs. No single customer’s revenues amounted to 10% or more of the Company’s total revenue. Sales are primarily within the United States and substantially all assets are located within the United States.

Historically, sales from Work Truck Attachments to Work Truck Solutions were recorded at third party pricing. In 2019, sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Net sales
Work Truck Attachments	$25,817	$24,596
Work Truck Solutions	67,370	59,368
	$93,187	$83,964
Adjusted EBITDA
Work Truck Attachments	$2,284	$4,385
Work Truck Solutions	6,735	2,703
	$9,019	$7,088
Depreciation and amortization expense
Work Truck Attachments	$2,538	$2,340
Work Truck Solutions	2,270	2,361
	$4,808	$4,701
Assets
Work Truck Attachments	$330,731	$327,780
Work Truck Solutions	345,288	312,859
	$676,019	$640,639
Capital Expenditures
Work Truck Attachments	$611	$649
Work Truck Solutions	77	133
	$688	$782

All intersegment sales are eliminated in consolidation.

16.Income Taxes

The Company’s effective tax benefit was (60.9%) and (40.2%) for the three months ended March 31, 2019 and 2018, respectively. The effective tax benefit for the three months ended March 31, 2019 was higher when compared to the same period in 2018 due to a discrete tax benefit related to excess tax benefits from stock compensation of $312 and $530 in the three months ended March 31, 2019 and 2018, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2019 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2018	$(1,530)	$2,118	$(6,637)	$(6,049)
Other comprehensive loss before reclassifications	(1,111)	—	—	(1,111)
Amounts reclassified from accumulated other comprehensive loss: (1)	36	(58)	110	89
Balance at March 31, 2019	$(2,605)	$2,060	$(6,527)	$(7,071)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(78)
Tax expense	20
Reclassification net of tax	$(58)
Amortization of pension items:
Actuarial losses (a)	149
Tax benefit	(39)
Reclassification net of tax	$110

Realized losses on interest rate swaps reclassified to interest expense	49
Tax benefit	(13)
Reclassification net of tax	$36

(a) These components are included in the computation of benefit plan costs in Note 11.

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2018 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2017	$(1,328)	$1,392	$(6,636)	$(6,572)
Other comprehensive gain before reclassifications	711	-	-	711
Amounts reclassified from accumulated other comprehensive loss: (1)	21	(38)	130	113
Balance at March 31, 2018	$(596)	$1,354	$(6,506)	$(5,748)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(52)
Tax expense	14
Reclassification net of tax	$(38)
Amortization of pension items:
Actuarial losses (a)	176
Tax benefit	(46)
Reclassification net of tax	$130
Realized losses on interest rate swaps reclassified to interest expense	29
Tax benefit	(8)
Reclassification net of tax	$21

(a)	These components are included in the computation of benefit plan costs in Note 11.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall; (ii) our inability to maintain good relationships with our distributors; (iii) our inability to maintain good relationships with the original equipment manufacturers with whom we currently do significant business; (iv) lack of available or favorable financing options for our end-users, distributors or customers; (v) the potential that we may be required to recognize goodwill impairment attributable to our Work Truck Solutions segment,  (vi) increases in the price of steel or other materials (including as a result of tariffs) necessary for the production of our products that cannot be passed on to our distributors; (vii) increases in the price of fuel or freight; (viii) a significant decline in economic conditions; (ix) the inability of our suppliers and original equipment manufacturer partners to meet our volume or quality requirements; (x) inaccuracies in our estimates of future demand for our products; (xi) our inability to protect or continue to build our intellectual property portfolio; (xii) the effects of laws and regulations and their interpretations on our business and financial condition; (xiii) our inability to develop new products or improve upon existing products in response to end-user needs; (xiv) losses due to lawsuits arising out of personal injuries associated with our products; (xv) factors that could impact the future declaration and payment of dividends; (xvi) our inability to compete effectively against competition; and (xvii) our inability to achieve the projected financial performance with the assets of Dejana, which we acquired in 2016 or the assets of Arrowhead Equipment, Inc., which we acquired in 2017 and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.    Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

During the first quarter of 2019, the Company reorganized its business segments to reflect a new operating structure as a result of a change in how the Company’s chief operating decision maker allocates resources, makes operating decisions and assesses the performance of the business. The changes in the Company’s reporting structure consist of revenues and costs from the Company’s municipal snow and ice offering under the Henderson Products brand moving from the Work Truck Attachments segment to the Work Truck Solutions segment. Under this revised reporting structure, the Company’s two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes commercial snow and ice management attachments sold under the FISHER®, WESTERN® and SNOWEX® brands.  This segment consists of our operations that manufacture and sell snow and ice control products. As described under “Seasonality and Year-To Year Variability,” the Work Truck Attachments Segment is seasonal and, as a result, its results of operations can vary from quarter-to-quarter and from year-to-year.

Work Truck Solutions.  The Work Truck Solutions segment includes manufactured municipal snow and ice control products under the HENDERSON® brand and the up-fit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands.

In addition, segment results now include an allocation of all corporate costs to Work Truck Attachments and Work Truck Solutions. Prior period segment information has been recast to align with this change in reporting structure and to reflect an allocation of corporate costs.

Overview

The following table sets forth, for the three months ended March 31, 2019 and 2018, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2019 and 2018 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(unaudited)
	(in thousands)

Net sales	$93,187	$83,964
Cost of sales	70,241	63,937
Gross profit	22,946	20,027
Selling, general, and administrative expense	16,644	16,146
Intangibles amortization	2,741	2,871
Income from operations	3,561	1,010
Interest expense, net	(4,150)	(3,945)
Other expense, net	(171)	(203)
Loss before taxes	(760)	(3,138)
Income tax benefit	(463)	(1,262)
Net loss	$(297)	$(1,876)

The following table sets forth for the three months ended March 31, 2019 and 2018, the percentage of certain items in our condensed consolidated statement of operations, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	75.4%	76.1%
Gross profit	24.6%	23.9%
Selling, general, and administrative expense	17.9%	19.2%
Intangibles amortization	2.9%	3.5%
Income from operations	3.8%	1.2%
Interest expense, net	(4.5)%	(4.7)%
Other expense, net	-%	(0.2)%
Loss before taxes	(0.7)%	(3.7)%
Income tax benefit	(0.6)%	(1.5)%
Net loss	(0.1)%	(2.2)%

Net Sales

Net sales were $93.2 million for the three months ended March 31, 2019 compared to $84.0 million in the three months ended March 31, 2018, an increase of $9.2 million, or 11.0%. Sales increased for the three months ended March 31, 2019 compared to the same period in the prior year due to the timing and location of snowfall during the quarter and overall increased demand. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Net sales
Work Truck Attachments	$25,817	$24,596
Work Truck Solutions	67,370	59,368
	$93,187	$83,964

Net sales at our Work Truck Attachments segment were $25.8 million for the three months ended March 31, 2019 compared to $24.6 million in the three months ended March 31, 2018, an increase of $1.2 million primarily due to increased parts and accessories sales as a result of strong snowfall during the quarter and higher pricing.

Net sales at our Work Truck Solutions segment were $67.4 million for the three months ended March 31, 2019 compared to $59.4 million in the three months ended March 31, 2018, an increase of $8.0 million due primarily to increased demand and higher pricing, as well as improved chassis availability compared to the same quarter last year.

Cost of Sales

Cost of sales was $70.2 million for the three months ended March 31, 2019 compared to $63.9 million for the three months ended March 31, 2018, an increase of $6.3 million, or 10.0%. The increase in cost of sales was driven by increased sales as discussed above under “—Net Sales”. Cost of sales as a percentage of sales were 75.4% for the three month period ended March 31, 2019 compared to 76.1% for the three month period ended March 31, 2018. The decrease in cost of sales as a percentage of sales is due to increased volumes and improved operating execution.

Gross Profit

Gross profit was $22.9 million for the three months ended March 31, 2019 compared to $20.0 million for the three months ended March 31, 2018, an increase of $2.9 million, or 14.5%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit changed from 23.9% for the three months ended March 31, 2018 to 24.6% for the corresponding period in 2019.  The reasons for the changes in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $19.4 million for the three months ended March 31, 2019, compared to $19.0 million for the three months ended March 31, 2018, an increase of $0.4 million, or 2.1%.

Interest Expense

Interest expense was $4.2 million for the three months ended March 31, 2019, which was higher than the $3.9 million incurred in the same period in the prior year. The increase in interest expense for the three months ended March 31, 2019 was due to increased interest payments as a result of a less favorable variable rate during the quarter.

Income Taxes

The Company’s effective tax benefit was (60.9%) and (40.2%) for the three months ended March 31, 2019 and 2018, respectively, an increase in tax benefit of 20.7 percentage points. The effective tax benefit for the three months ended March 31, 2019 was higher when compared to the same period in 2018 due to a discrete tax benefit related to excess tax benefits from stock compensation of $0.3 million and $0.5 million in the three months ended March 31, 2019 and 2018, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Loss

Net loss for the three months ended March 31, 2019 was ($0.3) million, compared to net loss of ($1.9) million for the corresponding period in 2018, a decrease in net loss of $1.6 million. The decrease in net loss for the three months ended March 31, 2019 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net loss was (0.1%) for the three months ended March 31, 2019 compared to (2.2%) for the three months ended March 31, 2018.

Discussion of Critical Accounting Policies

There have been no material changes to our critical accounting policies previously disclosed in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

Liquidity and Capital Resources

Our principal sources of cash have been, and we expect will continue to be, cash from operations and borrowings under our senior credit facilities.

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

As of March 31, 2019, we had $54.9 million of total liquidity, comprised of $0.3 million in cash and cash equivalents and borrowing availability of $54.6 million under our revolving credit facility, compared with total liquidity as of December 31, 2018 of approximately $122.4 million, comprised of approximately $27.8 million in cash and cash equivalents and borrowing availability of approximately $94.6 million under our revolving credit facility. The decrease in our total liquidity from December 31, 2018 is primarily due to the seasonality of our business. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at March 31, 2019, December 31, 2018 and March 31, 2018.

	As of
	March 31,	December 31,	March 31,
	2019	2018	2018
Cash and cash equivalents	$348	$27,820	$12,937
Inventories	111,225	81,996	94,924

We had cash and cash equivalents of $0.3 million at March 31, 2019 compared to cash and cash equivalents of $27.8 million and $12.9 million at December 31, 2018 and March 31, 2018, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows (in thousands)	2019	2018	Change	Change

Net cash provided by (used in) operating activities	$(5,577)	$14,275	$(19,852)	(139.1)%
Net cash used in investing activities	(769)	(1,307)	538	(41.2)%
Net cash used in financing activities	(21,126)	(36,906)	15,780	(42.8)%
Decrease in cash	$(27,472)	$(23,938)	$(3,534)	(14.8)%

Net cash used in operating activities increased $19.9 million from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase in cash used in operating activities was due to unfavorable changes in working capital of $20.1 million, slightly offset by a $0.2 million increase in net loss adjusted for reconciling items.  The largest unfavorable changes in working capital were driven by unfavorable changes in cash used by accounts receivable from higher sales in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 and inventories due to the build-up of inventory in anticipation of tariffs raising prices.

Net cash used in investing activities decreased $0.5 million for the three months ended March 31, 2019 compared to the corresponding period in 2018 due a decrease in capital expenditures.

Net cash used in financing activities increased $15.8 million for the three months ended March 31, 2019 as compared to the corresponding period in 2018. The increase was primarily a result of there being $16.0 million in outstanding borrowings under our revolving credit facility at March 31, 2019 compared to no short term borrowings at March 31, 2018.

Free Cash Flow

Free cash flow for the three months ended March 31, 2019 was ($6.3) million compared to $13.0 million in the corresponding period in 2018, a decrease of $19.3 million. The decrease in free cash flow is primarily a result of higher cash used in operating activities of $19.9 million, slightly offset by a decrease in capital expenditures of $0.5 million, as discussed above under “Liquidity and Capital Resources.”

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial information calculated other than in accordance with U.S. generally accepted accounting principles (“GAAP”).

These non-GAAP measures include:

•	Free cash flow; and
•	Adjusted EBITDA; and
•	Adjusted net income (loss) and earnings (loss) per share.

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(In Thousands)
Net cash provided by (used in) operating activities	$(5,577)	$14,275
Acquisition of property and equipment	(769)	(1,307)
Free cash flow	$(6,346)	$12,968

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock-based compensation, severance, litigation proceeds, loss on disposal of fixed assets related to facility relocations and certain purchase accounting expenses. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(in thousands)
Net loss	$(297)	$(1,876)

Interest expense, net	4,150	3,945
Income tax expense	(463)	(1,262)
Depreciation expense	2,067	1,830
Amortization	2,741	2,871
EBITDA	8,198	5,508

Stock-based compensation expense	1,054	1,420
Purchase accounting (1)	(217)	-
Other charges (2)	(16)	160
Adjusted EBITDA	$9,019	$7,088

(1)	Reflects reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the periods presented.
(2)	Reflects one time, unrelated legal, severance and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Adjusted EBITDA
Work Truck Attachments	$2,284	$4,385
Work Truck Solutions	6,735	2,703
	$9,019	$7,088

Adjusted EBITDA at our Work Truck Attachments segment was $2.3 million for the three months ended March 31, 2019 compared to $4.4 million in the three months ended March 31, 2018, a decrease of $2.1 million primarily due to higher variable compensation and benefits, inflation, investments in the business as well as planned unfavorable pricing reductions on sales to Work Truck Solutions in the quarter ended March 31, 2019.

Adjusted EBITDA at our Work Truck Solutions segment was $6.7 million for the three months ended March 31, 2019 compared to $2.7 million in the three months ended March 31, 2018, an increase of $4.0 million due to higher volumes and planned favorable pricing reductions on purchases from Work Truck Attachments in the quarter ended March 31, 2019.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, severance, litigation proceeds, non-cash purchase accounting adjustments, loss on disposal of fixed assets related to facility relocations and certain charges related to certain unrelated legal fees and consulting fees, net of their income tax impact.  Management believes that Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income (loss) for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted net income (loss) as well as a reconciliation of diluted loss per share, the most comparable GAAP financial measure, to Adjusted diluted earnings (loss) per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(in thousands)
Net loss (GAAP)	$(297)	$(1,876)
Adjustments:
- Purchase accounting (1)	(217)	-
- Stock-based compensation	1,054	1,420
- Other charges (2)	(16)	160
Tax effect on adjustments	(205)	(396)

Adjusted net income (loss) (non-GAAP)	$319	$(692)

Weighted average common shares outstanding assuming dilution	22,729,084	22,623,518

Adjusted earnings (loss) per common share - dilutive	$0.01	$(0.03)

GAAP diluted loss per share	$(0.01)	$(0.08)
Adjustments net of income taxes:
- Purchase accounting (1)	(0.01)	-
- Stock-based compensation	0.03	0.04
- Other charges (2)	-	0.01

Adjusted diluted earnings (loss) per share (non-GAAP)	$0.01	$(0.03)

(1)	Reflects reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the periods presented.
(2)	Reflects one time, unrelated legal, severance and consulting fees for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Year-to-Year Variability

While our Work Truck Solutions segment has limited seasonality and variability, our Work Truck Attachments segment is seasonal and also varies from year-to-year. Consequently, our results of operations and financial condition for this segment vary from quarter-to-quarter and from year-to-year as well. In addition, because of this seasonality and variability, the results of operations for our Work Truck Attachments segment and our consolidated results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. That being the case, while snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment manufactured and sold by our Work Truck Attachments segment, is relatively consistent over multi-year periods.

Sales of our Work Truck Attachments products are significantly impacted by the level, timing and location of snowfall, with sales in any given year and region most heavily influenced by snowfall levels in the prior snow season (which we consider to begin in October and end in March) in that region. This is due to the fact that end-user demand for our Work Truck Attachments products is driven primarily by the condition of their snow and ice control equipment, and in the case of professional snowplowers, by their financial ability to purchase new or replacement snow and ice control equipment, both of which are significantly affected by snowfall levels. Heavy snowfall during a given winter causes usage of our Work Truck Attachments products to increase, resulting in greater wear and tear to our products and a shortening of their life cycles, thereby creating a need for replacement commercial snow and ice control equipment and related parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement commercial snow and ice control equipment prior to the following winter. To a lesser extent, sales of our Work Truck Attachments products are influenced by the timing of snowfall in a given winter. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our end-users may respond to an early snowfall by purchasing replacement snow and ice control equipment during the current season rather than delaying purchases until after the season is over when most purchases are typically made by end-users.

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

As of March 31, 2019, we had outstanding borrowings under our term loan of $247.4 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2019 by $0.7 million, $1.0 million and $1.3 million, respectively.

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

As of March 31, 2019, we had $16.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended March 31, 2019 by $0.0 million, $0.0 million and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 16.1% for the three months ended March 31, 2019,  compared to 14.0% for the three months ended March 31, 2018.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Effective January 1, 2019, we adopted Topic 842, Leases. As a result, we have implemented changes to our controls related to leases. These changes include the review of leases for proper classification and valuation of the lease assets and liabilities. These controls were designed to provide reasonable assurance of the fair presentation of our financial statements and related disclosures.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, we are engaged in various litigation matters primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental-related claims or legal matters.

Item 1A.Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2018, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

In March 2019, the Company withheld approximately 1,188 shares of the Company’s common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company’s shareholder-approved equity incentive plan.

Dividend Payment Restrictions

The Company’s senior credit facilities include certain restrictions on its ability to pay dividends. The senior credit facilities also restrict the Company’s subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 8 to the consolidated financial statements.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description
10.1#*	Retirement Agreement between Andrew Dejana and Dejana Truck & Utility Equipment Company, LLC effective March 11, 2019.
10.2#*	Consulting Agreement between Andrew Dejana and Dejana Truck & Utility Equipment Company, LLC effective March 11, 2019.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2019, filed on May 7, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: May 7, 2019