Form 10-Q
period 2019-06-30
DOUGLAS DYNAMICS, INC
filed 2019-08-06
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-34728

DOUGLAS DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4275891
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7777 North 73rd Street

Milwaukee, Wisconsin 53223

(Address of principal executive offices) (Zip code)

(414) 354-2310

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	PLOW	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Number of shares of registrant’s common shares outstanding as of August 6, 2019 was 22,795,412.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,011	$27,820
Accounts receivable, net	114,700	81,485
Inventories	93,916	81,996
Inventories - truck chassis floor plan	9,692	4,204
Prepaid and other current assets	3,684	3,590
Total current assets	227,003	199,095
Property, plant, and equipment, net	56,396	55,195
Goodwill	241,006	241,006
Other intangible assets, net	169,198	174,678
Operating lease - right of use asset	22,324	-
Other long-term assets	7,949	6,219
Total assets	$723,876	$676,193
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,471	$18,703
Accrued expenses and other current liabilities	23,882	23,306
Floor plan obligations	9,692	4,204
Operating lease liability - current	3,480	-
Income taxes payable	5,271	106
Short term borrowings	27,000	-
Current portion of long-term debt	2,143	32,749
Total current liabilities	89,939	79,068
Retiree health benefit obligation	6,436	6,240
Pension obligation	2,363	2,129
Deferred income taxes	48,690	48,198
Long-term debt, less current portion	242,741	242,946
Operating lease liability - noncurrent	19,023	-
Other long-term liabilities	20,256	14,856
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,795,412 and 22,700,991 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	228	227
Additional paid-in capital	154,298	151,813
Retained earnings	149,372	136,765
Accumulated other comprehensive loss, net of tax	(9,470)	(6,049)
Total stockholders’ equity	294,428	282,756
Total liabilities and stockholders’ equity	$723,876	$676,193

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Net sales	$176,356	$163,446	$269,543	$247,410
Cost of sales	116,763	107,597	187,004	171,534
Gross profit	59,593	55,849	82,539	75,876
Selling, general, and administrative expense	18,767	20,543	35,411	36,689
Intangibles amortization	2,739	2,866	5,480	5,737
Income from operations	38,087	32,440	41,648	33,450
Interest expense, net	(4,189)	(4,096)	(8,339)	(8,041)
Other expense, net	(125)	(264)	(296)	(467)
Income before taxes	33,773	28,080	33,013	24,942
Income tax expense	8,299	6,916	7,836	5,654
Net income	$25,474	$21,164	$25,177	$19,288
Weighted average number of common shares outstanding:
Basic	22,795,412	22,700,991	22,762,431	22,662,469
Diluted	22,830,145	22,717,592	22,795,406	22,676,641
Earnings per common share:
Basic	$1.10	$0.92	$1.09	$0.84
Diluted	$1.10	$0.91	$1.08	$0.83
Cash dividends declared and paid per share	$0.27	$0.27	$0.55	$0.53
Comprehensive income	$23,075	$22,132	$21,756	$21,080

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2019	2018
	(unaudited)

Operating activities
Net income	$25,177	$19,288
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,607	9,431
Amortization of deferred financing costs and debt discount	607	607
Stock-based compensation	2,536	4,165
Provision for losses on accounts receivable	891	314
Deferred income taxes	492	3,585
Earnout liability	(217)	-
Changes in operating assets and liabilities:
Accounts receivable	(34,106)	(13,847)
Inventories	(11,920)	(14,984)
Prepaid and refundable income taxes and other assets	(1,824)	(1,118)
Accounts payable	(109)	709
Accrued expenses and other current liabilities	9,438	2,231
Benefit obligations and other long-term liabilities	(892)	610
Net cash provided by (used in) operating activities	(320)	10,991
Investing activities
Capital expenditures	(5,451)	(4,079)
Net cash used in investing activities	(5,451)	(4,079)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(50)	(23)
Dividends paid	(12,570)	(12,194)
Net revolver borrowings	27,000	-
Repayment of long-term debt	(31,418)	(31,570)
Net cash used in financing activities	(17,038)	(43,787)
Change in cash and cash equivalents	(22,809)	(36,875)
Cash and cash equivalents at beginning of period	27,820	36,875
Cash and cash equivalents at end of period	$5,011	$-

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$22,485	$14,884

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total
Three Months Ended June 30, 2019
Balance at March 31, 2019	22,795,412	$228	$152,816	$130,176	$(7,071)	$276,149
Net income	—	—	—	25,474	—	25,474
Dividends paid	—	—	—	(6,278)	—	(6,278)
Adjustment for pension and postretirement benefit liability, net of tax of ($18)	—	—	—	—	53	53
Adjustment for interest rate swap, net of tax of $862	—	—	—	—	(2,452)	(2,452)
Stock based compensation	—	—	1,482	—	—	1,482
Balance at June 30, 2019	22,795,412	$228	$154,298	$149,372	$(9,470)	$294,428

Six Months Ended June 30, 2019
Balance at December 31, 2018	22,700,991	$227	$151,813	$136,765	$(6,049)	$282,756
Net income	—	—	—	25,177	—	25,177
Dividends paid	—	—	—	(12,570)	—	(12,570)
Adjustment for pension and postretirement benefit liability, net of tax of ($36)	—	—	—	—	106	106
Adjustment for interest rate swap, net of tax of $1,240	—	—	—	—	(3,527)	(3,527)
Shares withheld on restricted stock vesting	—	—	(50)	—	—	(50)
Stock based compensation	94,421	1	2,535	—	—	2,536
Balance at June 30, 2019	22,795,412	$228	$154,298	$149,372	$(9,470)	$294,428

Three Months Ended June 30, 2018
Balance at March 31, 2018	22,700,991	$227	$148,683	$108,140	$(5,748)	$251,302
Net income	—	—	—	21,164	—	21,164
Dividends paid	—	—	—	(6,096)	—	(6,096)
Adjustment for pension and postretirement benefit liability, net of tax of ($32)	—	—	—	—	92	92
Adjustment for interest rate swap, net of tax of ($308)	—	—	—	—	876	876
Stock based compensation	—	—	2,745	—	—	2,745
Balance at June 30, 2018	22,700,991	$227	$151,428	$123,208	$(4,780)	$270,083

Six Months Ended June 30, 2018
Balance at December 31, 2017	22,590,897	$226	$147,287	$115,737	$(6,572)	$256,678
Net income	—	—	—	19,288	—	19,288
Dividends paid	—	—	—	(12,194)	—	(12,194)
Impact due to adoption of ASC 2014-09 (revenue recognition)	—	—	—	377	—	377
Adjustment for pension and postretirement benefit liability, net of tax of ($64)	—	—	—	—	184	184
Adjustment for interest rate swap, net of tax of ($565)	—	—	—	—	1,608	1,608
Shares withheld on restricted stock vesting	—	—	(23)	—	—	(23)
Stock based compensation	110,094	1	4,164	—	—	4,165
Balance at June 30, 2018	22,700,991	$227	$151,428	$123,208	$(4,780)	$270,083

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

See Note 15 to the Unaudited Condensed Consolidated Financial Statements for financial information regarding these segments. As a result of the revised reporting structure, the prior period presentation of reportable segments throughout this Form 10Q has been recast to conform to the current segment reporting structure.

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2019 and 2018, and the condensed cash flows for the six months ended June 30, 2019 and 2018 have been prepared by the Company and have not been audited.

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

The Company adopted the standard effective January 1, 2019. The Company elected several available practical expedients and implemented certain internal controls to ensure the accurate presentation of financial information on adoption.

The standard had a material impact on the Company’s Condensed Consolidated Balance Sheets, but did not have an impact on the Condensed Consolidated Statements of Operations and Comprehensive Income. There was no cumulative catch-up adjustment made to opening retained earnings. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while the accounting for finance leases (previously capital leases) remained substantially unchanged. As the Company elected to apply the standard at adoption as allowed under ASU No. 2018-11, there is no impact to previously reported results. The impact of this standard was the recognition of a lease liability and right-of-use asset of approximately $22.0 million, with immaterial differences related to prepaid rent, on the Consolidated Balance Sheet for lease contracts which were previously accounted for as operating leases.

As allowed under ASC 842, the Company has adopted the following practical expedients:

●	Practical expedient package, which allows the following:
o	To not reassess whether any expired or existing contracts is or contains a lease.
o	To not reassess the lease classification of any expired or existing leases.
o	To not reassess the initial direct costs for any existing lease.

●	Short-term lease practical expedient
o	Allows the Company not to apply the recognition requirements in ASC 842 to short term leases for all asset classes. Short term leases are leases that, at commencement date, have a term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
●	Separating lease components practical expedient
o	Allows the Company not to separate lease components from nonlease components for all asset classes and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles decreased revenue by $1 and by $37 for the three months ended June 30, 2019 and 2018, respectively. The change to over time recognition increased revenue by $144 and by $257 for the six months ended June 30, 2019 and 2018, respectively.

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

Revenue by customer type was as follows:

Three Months Ended June 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 112,244	$ 29,149	$ 141,393
Government	-	16,083	16,083
Fleet	-	16,565	16,565
Other	-	2,315	2,315
Total revenue	$ 112,244	$ 64,112	$ 176,356

Three Months Ended June 30, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 103,529	$ 33,710	$ 137,239
Government	-	8,962	8,962
Fleet	-	15,194	15,194
Other	-	2,051	2,051
Total revenue	$ 103,529	$ 59,917	$ 163,446

Six Months Ended June 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 138,061	$ 62,192	$ 200,253
Government	-	31,612	31,612
Fleet	-	31,517	31,517
Other	-	6,161	6,161
Total revenue	$ 138,061	$ 131,482	$ 269,543

Six Months Ended June 30, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 128,125	$ 60,435	$ 188,560
Government	-	22,783	22,783
Fleet	-	29,546	29,546
Other	-	6,521	6,521
Total revenue	$ 128,125	$ 119,285	$ 247,410

Revenue by timing of revenue recognition was as follows:

Three Months Ended June 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 112,244	$ 37,455	$ 149,699
Over time	-	26,657	26,657
Total revenue	$ 112,244	$ 64,112	$ 176,356

Three Months Ended June 30, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 103,529	$ 36,295	$ 139,824
Over time	-	23,622	23,622
Total revenue	$ 103,529	$ 59,917	$ 163,446

Six Months Ended June 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 138,061	$ 79,478	$ 217,539
Over time	-	52,004	52,004
Total revenue	$ 138,061	$ 131,482	$ 269,543

Six Months Ended June 30, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 128,125	$ 72,326	$ 200,451
Over time	-	46,959	46,959
Total revenue	$ 128,125	$ 119,285	$ 247,410

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and six months ended June 30, 2019 and 2018, respectively:

Three Months Ended June 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,300	$7,816	$(3,230)	$6,886

Three Months Ended June 30, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,219	$4,351	$(3,254)	$3,316

Six Months Ended June 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,006	$10,151	$(5,271)	$6,886

Six Months Ended June 30, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,048	$6,171	$(4,903)	$3,316

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. There were no contract assets as of June 30, 2019 or 2018. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $913 and $1,106 during the three months ended June 30, 2019 and 2018, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $1,285 and $1,385 during the six months ended June 30, 2019 and 2018, respectively, which was included in contract liabilities at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019. The guidance provides certain optional exemptions that limit this requirement. The Company has various contracts that meet the following optional exemptions provided by ASC 606:

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2019	2018
Assets:
Other long-term assets (a)	$6,843	$5,064

Total Assets	$6,843	$5,064

Liabilities:
Interest rate swaps (b)	$6,798	$2,031
Long-term debt (c)	247,475	269,739
Earnout - Henderson (d)	17	352
Earnout - Dejana (e)	2,200	2,200
Total Liabilities	$256,490	$274,322

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $1,123 and $5,675 at June 30, 2019 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $127 and $1,904 at December 31, 2018 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Included in Accrued expenses and other current liabilities in the amount of $17 at June 30, 2019 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in Accrued expenses and other current liabilities and Other long-term liabilities in the amounts of $244 and $200, respectively, at June 30, 2018 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2019	2018	2018

Beginning Balance	$44	$352	$475	$529
Adjustments to fair value	-	(217)	—	—
Payment to former owners	(27)	(118)	(31)	(85)
Ending balance	$17	$17	$444	$444

(e) Included in Other long-term liabilities in the amount of $2,200 at June 30, 2019 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by the Peter Paul Dejana Family Trust dated 12/31/98 (“Dejana”). Included in Other long-term liabilities in the amount of $3,100 at June 30, 2018 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana. Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  See reconciliation of liability included below:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2019	2018	2018

Beginning Balance	$2,200	$2,200	$3,100	$3,100
Adjustments to fair value	—	—	—	—
Payment to former owners	—	—	—	—
Ending balance	$2,200	$2,200	$3,100	$3,100

4.Inventories

Inventories consist of the following:

	June 30,	December 31,
	2019	2018

Finished goods	$49,088	$43,192
Work-in-process	8,515	7,357
Raw material and supplies	36,313	31,447
	$93,916	$81,996

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At June 30, 2019 and December 31, 2018, the Company had $9,692 and $4,204 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

5.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2019	2018

Land	$2,378	$2,378
Land improvements	4,450	4,357
Leasehold improvements	4,087	4,079
Buildings	28,641	28,238
Machinery and equipment	50,785	50,129
Furniture and fixtures	16,894	16,360
Mobile equipment and other	4,921	4,883
Construction-in-process	6,450	3,084
Total property, plant and equipment	118,606	113,508
Less accumulated depreciation	(62,210)	(58,313)
Net property, plant and equipment	$56,396	$55,195

6.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$ 1,144	$ 2,276

Short term lease cost	$ 96	$ 196

Total lease cost	$ 1,240	$ 2,472

Cash Flow

Supplemental cash flow information related to leases is as follows:

Six Months Ended
June 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$ 2,209
Non-cash lease expense - right-of-use assets	$ 1,702
Right-of-use assets obtained in exchange for operating lease obligations	$ 2,099

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	June 30, 2019
Operating Leases
Operating lease right-of-use assets	$ 22,324

Other current liabilities	3,480
Operating lease liabilities	19,023
Total operating lease liabilities	$ 22,503

Weighted Average Remaining Lease Term
Operating leases	83	months

Weighted Average Discount Rate
Operating leases	5.36%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$ 2,318
2020	4,392
2021	4,132
2022	3,815
2023	3,369
Thereafter	8,831
Total Lease Payments	26,857
Less: imputed interest	(4,354)
Total	$ 22,503

Related party leases

The Company entered into lease agreements at the time of the close of the Dejana acquisition with parties that are affiliated with the former owners of Dejana and remain affiliated with Dejana post - acquisition.  The related parties continue to own land and buildings where Dejana conducts business.  As of June 30, 2019, the Company had 9 operating leases at Dejana upfitting and manufacturing facilities with related party affiliates. The Company incurred $534 and $1,068 of total rent expense to related parties in the three and six months ended June 30, 2019, respectively.  As the Company makes monthly payments to the related parties, there are no amounts owed to the related parties at June 30, 2019.

ASC 840 Disclosure

As required in transition, the below summarizes the Company’s future minimum lease payments at December 31, 2018 under ASC 840:

	Related Party Leases	Third Party Leases	Total Leases

2019	$2,250	$2,009	$4,259
2020	2,250	1,654	3,904
2021	2,250	1,364	3,614
2022	2,250	949	3,199
2023	2,130	574	2,704
Thereafter	4,410	1,500	5,910
Total lease obligations	$15,540	$8,050	$23,590

7. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2019
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	61,000	19,000
Customer relationships	80,920	19,262	61,658
Patents	21,136	12,602	8,534
Noncompete agreements	8,640	8,027	613
Trademarks	5,459	3,666	1,793
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	106,477	91,598
Total	$275,675	$106,477	$169,198

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2018
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	59,000	21,000
Customer relationships	80,920	16,607	64,313
Patents	21,136	11,974	9,162
Noncompete agreements	8,640	7,877	763
Trademarks	5,459	3,619	1,840
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	100,997	97,078
Total	$275,675	$100,997	$174,678

Amortization expense for intangible assets was $2,739 and $2,866 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense for intangible assets was $5,480 and $5,737 for the six months ended June 30, 2019 and 2018, respectively. Estimated amortization expense for the remainder of 2019 and each of the succeeding five years is as follows:

2019	$5,477
2020	10,932
2021	10,670
2022	10,520
2023	10,520
2024	7,520

6.

8.Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2019	2018

Term Loan, net of debt discount of $976 and $1,172 at June 30, 2019 and December 31, 2018, respectively	$246,858	$278,081
Less current maturities	2,143	32,749
Long-term debt before deferred financing costs	244,715	245,332
Deferred financing costs, net	1,974	2,386
Long-term debt, net	$242,741	$242,946

At June 30, 2019, the Company had outstanding borrowings under the Term Loan Credit Agreement of $246,858, outstanding borrowings on the Revolving Credit Agreement of $27,000, and remaining borrowing availability of $72,357.  At December 31, 2018, the Company had outstanding borrowings under the Term Loan Credit Agreement of $278,081, no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $94,631.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.  As of June 30, 2019, the Company was not required to make additional excess cash flow payments during fiscal 2019. The Company made a voluntary payment of $30,000 on its debt on February 13, 2019.

On June 13, 2019 the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The interest rate swap is accounted for as a cash flow hedge. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR (with a LIBOR floor of 1.0%). The interest rate swap replaced four interest rate swaps that the Company had entered into in 2015 and 2018, which are described in further detail below.

The Company entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility. The three interest rate swap agreements had notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  On February 5, 2018, the Company entered into additional interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements had notional amounts of $50,000 and $150,000 effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The interest rates swaps were accounted for as cash flow hedges. The Company may have had counterparty credit risk resulting from the interest rate swap, which it monitored on an on-going basis. This risk lied with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, the Company either received or made payments on a monthly basis based on the differential between 1.860% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement, effective as of March 29, 2018, the Company would either receive or make payments on a monthly basis based on the differential between 2.670% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement, effective as of March 31, 2020, the Company would either receive or make payments on a monthly basis based on the differential between 2.918% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, the Company would either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company would either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR.  The above four interest rate swaps were terminated on June 13, 2019 and replaced with the new interest rate swap described above. As of this date, the swaps had a value of $6,015 included in accumulated other comprehensive loss that will be reclassified to earnings over the period of the terminated hedged transactions.

The new interest rate swap’s negative fair value at June 30, 2019 was $6,798, of which $1,123 and $5,675 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  The prior interest rate swaps’ negative fair value at December 31, 2018 was $2,031, of which $127 and $1,904 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

9.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	June 30,	December 31,
	2019	2018

Payroll and related costs	$7,477	$9,607
Employee benefits	6,063	5,281
Accrued warranty	3,466	3,662
Other	6,876	4,756
	$23,882	$23,306

10.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $5,731 at June 30, 2019, of which $2,265 is included in Other long-term liabilities and $3,466 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.  The warranty reserve was $6,174 at December 31, 2018, of which $2,512 is included in Other long-term liabilities and $3,662 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Balance at the beginning of the period	$5,091	$4,630	$6,174	$5,677
Warranty provision	1,219	1,109	1,780	1,771
Claims paid/settlements	(579)	(563)	(2,223)	(2,272)
Balance at the end of the period	$5,731	$5,176	$5,731	$5,176

11.	Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Component of net periodic pension cost:
Service cost	$-	$102	$-	$204
Interest cost	410	389	820	778
Expected return on plan assets	(294)	(475)	(588)	(950)
Amortization of net loss	149	176	298	352
Net periodic pension cost	$265	$192	$530	$384

The Company estimates its total required minimum contributions to its pension plans in 2019 will be $0.  Through June 30, 2019, the Company has made $0 of cash contributions to the pension plans versus $31 through the same period in 2018.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Component of periodic other postretirement benefit cost:
Service cost	$37	$47	$74	$94
Interest cost	63	58	126	116
Amortization of net gain	(78)	(52)	(156)	(104)
Net periodic other postretirement benefit cost	$22	$53	$44	$106

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Basic earnings per common share
Net income	$25,474	$21,164	$25,177	$19,288
Less income allocated to participating securities	320	294	328	268
Net income allocated to common shareholders	$25,154	$20,870	$24,849	$19,020
Weighted average common shares outstanding	22,795,412	22,700,991	22,762,431	22,662,469
	$1.10	$0.92	$1.09	$0.84

Earnings per common share assuming dilution
Net income	$25,474	$21,164	$25,177	$19,288
Less income allocated to participating securities	320	294	328	268
Net income allocated to common shareholders	$25,154	$20,870	$24,849	$19,020
Weighted average common shares outstanding	22,795,412	22,700,991	22,762,431	22,662,469
Incremental shares applicable to non-participating RSUs	34,733	16,601	32,975	14,172
Weighted average common shares assuming dilution	22,830,145	22,717,592	22,795,406	22,676,641
	$1.10	$0.91	$1.08	$0.83

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $1,031 and $2,226 in the three months ended June 30, 2019 and 2018, respectively, and $1,374 and $2,968 in the six months ended June 30, 2019 and 2018, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company granted performance share units as performance-based awards under the 2010 Plan in the first quarters of 2019 and 2018 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. For performance share grants in prior years, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $36.48. The Company recognized $769 and $1,442 of compensation expense related to the awards in the three months ended June 30, 2019 and 2018, respectively. The Company recognized $1,063 and $1,932 of compensation expense related to the awards in the six months ended June 30, 2019 and 2018, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2019, expected to be earned through the requisite service period was approximately $959 and is expected to be recognized through 2022.

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

A summary of RSU activity for the six months ended June 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2018	45,599	$33.28	1.32	years
Granted	47,360	$36.48	0.95	years
Vested	(35,838)	$32.73
Cancelled and forfeited	(420)	$36.48

Unvested at June 30, 2019	56,701	$36.46	1.20	years

Expected to vest in the future at June 30, 2019	56,701	$36.46	1.20	years

The Company recognized $713 and $1,303 of compensation expense related to the RSU awards in the three months ended June 30, 2019 and 2018, respectively. The Company recognized $1,473 and $2,233 of compensation expense related to the RSU awards in the six months ended June 30, 2019 and 2018, respectively. The unrecognized compensation expense, calculated under the fair value method for shares that were, as of June 30, 2019, expected to be earned through the requisite service period was approximately $1,101 and is expected to be recognized through 2022.

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

Separate financial information is available for the two operating segments. In addition, segment results include an allocation of all corporate costs to Work Truck Attachments and Work Truck Solutions. Prior period segment information has been recast to align with this change in reporting structure and to reflect an allocation of corporate costs.

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

Historically, sales from Work Truck Attachments to Work Truck Solutions were recorded at third party pricing. In 2019, sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net sales
Work Truck Attachments	$112,244	$103,529	$138,061	$128,125
Work Truck Solutions	64,112	59,917	131,482	119,285
	$176,356	$163,446	$269,543	$247,410
Adjusted EBITDA
Work Truck Attachments	$38,466	$37,061	$40,750	$41,446
Work Truck Solutions	5,644	3,007	12,379	5,710
	$44,110	$40,068	$53,129	$47,156
Depreciation and amortization expense
Work Truck Attachments	$2,522	$2,367	$5,055	$4,707
Work Truck Solutions	2,277	2,363	4,552	4,724
	$4,799	$4,730	$9,607	$9,431
Assets
Work Truck Attachments	$374,687	$357,948
Work Truck Solutions	349,189	310,739
	$723,876	$668,687
Capital Expenditures
Work Truck Attachments	$3,643	$2,206	$4,254	$2,583
Work Truck Solutions	997	1,363	1,074	1,496
	$4,640	$3,569	$5,328	$4,079

All intersegment sales are eliminated in consolidation.

16.	Income Taxes

The Company’s effective tax rate was 24.6% and 24.6% for the three months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was 23.7% and 22.7% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate for the six months ended June 30, 2019 was higher when compared to the six months ended June 30, 2018 due to a discrete tax benefit related to excess tax benefits from stock compensation of $312 and $530 in the six months ended June 30, 2019 and 2018, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2019 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2018	$(1,530)	$2,118	$(6,637)	$(6,049)
Other comprehensive loss before reclassifications	(3,596)	—	—	(3,596)
Amounts reclassified from accumulated other comprehensive loss: (1)	70	(115)	220	175
Balance at June 30, 2019	$(5,056)	$2,003	$(6,417)	$(9,470)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(156)
Tax expense	41
Reclassification net of tax	$(115)
Amortization of pension items:
Actuarial losses (a)	298
Tax benefit	(78)
Reclassification net of tax	$220

Realized losses on interest rate swaps reclassified to interest expense	95
Tax benefit	(25)
Reclassification net of tax	$70

(a) These components are included in the computation of benefit plan costs in Note 11.

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2018 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2017	$(1,328)	$1,392	$(6,636)	$(6,572)
Other comprehensive gain before reclassifications	1,460	-	-	1,460
Amounts reclassified from accumulated other comprehensive loss: (1)	149	(77)	260	332
Balance at June 30, 2018	$281	$1,315	$(6,376)	$(4,780)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(104)
Tax expense	27
Reclassification net of tax	$(77)
Amortization of pension items:
Actuarial losses (a)	352
Tax benefit	(92)
Reclassification net of tax	$260

Realized losses on interest rate swaps reclassified to interest expense	201
Tax benefit	(52)
Reclassification net of tax	$149

(a)	These components are included in the computation of benefit plan costs in Note 11.

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

In addition, segment results include an allocation of all corporate costs to Work Truck Attachments and Work Truck Solutions. Prior period segment information has been recast to align with this change in reporting structure and to reflect an allocation of corporate costs.

Overview

The following table sets forth, for the three and six months ended June 30, 2019 and 2018, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2019 and 2018 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$176,356	$163,446	$269,543	$247,410
Cost of sales	116,763	107,597	187,004	171,534
Gross profit	59,593	55,849	82,539	75,876
Selling, general, and administrative expense	18,767	20,543	35,411	36,689
Intangibles amortization	2,739	2,866	5,480	5,737
Income from operations	38,087	32,440	41,648	33,450
Interest expense, net	(4,189)	(4,096)	(8,339)	(8,041)
Other expense, net	(125)	(264)	(296)	(467)
Income before taxes	33,773	28,080	33,013	24,942
Income tax expense	8,299	6,916	7,836	5,654
Net income	$25,474	$21,164	$25,177	$19,288

The following table sets forth for the three and six months ended June 30, 2019 and 2018, the percentage of certain items in our condensed consolidated statement of operations, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.2%	65.8%	69.4%	69.3%
Gross profit	33.8%	34.2%	30.6%	30.7%
Selling, general, and administrative expense	10.6%	12.6%	13.1%	14.8%
Intangibles amortization	1.6%	1.9%	2.0%	2.3%
Income from operations	21.6%	19.7%	15.5%	13.6%
Interest expense, net	(2.4)%	(2.5)%	(3.1)%	(3.3)%
Other expense, net	-%	(0.2)%	-%	-%
Income before taxes	19.2%	17.0%	12.4%	10.3%
Income tax expense	4.6%	4.2%	2.9%	2.3%
Net income	14.6%	12.8%	9.5%	8.0%

Net Sales

Net sales were $176.4 million for the three months ended June 30, 2019 compared to $163.4 million in the three months ended June 30, 2018, an increase of $13.0 million, or 8.0%. Net sales were $269.5 million for the six months ended June 30, 2019 compared to $247.4 million in the six months ended June 30, 2018, an increase of $22.1 million, or 8.9%. Sales increased for the three and six months ended June 30, 2019 compared to the same periods in the prior year due to higher volumes driven by ongoing positive demand. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net sales
Work Truck Attachments	$112,244	$103,529	$138,061	$128,125
Work Truck Solutions	64,112	59,917	131,482	119,285
	$176,356	$163,446	$269,543	$247,410

Net sales at our Work Truck Attachments segment were $112.2 million for the three months ended June 30, 2019 compared to $103.5 million in the three months ended June 30, 2018, an increase of $8.7 million primarily due to strong sales during our preseason period.  Net sales at our Work Truck Attachments segment were $138.1 million for the six months ended June 30, 2019 compared to $128.1 million in the six months ended June 30, 2018, an increase of $10.0 million primarily due to the same reasons noted above, as well as increased parts and accessories sales as a result of strong snowfall early in the year.

Net sales at our Work Truck Solutions segment were $64.1 million for the three months ended June 30, 2019 compared to $59.9 million in the three months ended June 30, 2018, an increase of $4.2 million due primarily to increased demand and price recovery on higher material costs, as well as continued improvements in chassis supply predictability when compared to the same quarter last year. Net sales at our Work Truck Solutions segment were $131.5 million for the six months ended June 30, 2019 compared to $119.3 million in the six months ended June 30, 2018, an increase of $12.2 million due to the same reasons noted above.

Cost of Sales

Cost of sales was $116.8 million for the three months ended June 30, 2019 compared to $107.6 million for the three months ended June 30, 2018, an increase of $9.2 million, or 8.6%. Cost of sales was $187.0 million for the six months ended June 30, 2019 compared to $171.5 million for the six months ended June 30, 2018, an increase of $15.5 million, or 9.0%. The increase in cost of sales was driven by increased sales as discussed above under “—Net Sales”. Cost of sales as a percentage of sales were 66.2% for the three month period ended June 30, 2019 compared to 65.8% for the three month period ended June 30, 2018. The increase in cost of sales as a percentage of sales for the three month period is due to material cost inflation.  Cost of sales as a percentage of sales were 69.4% for the six month period ended June 30, 2019 compared to 69.3% for the six month period ended June 30, 2018. The increase in cost of sales as a percentage of sales for the six months ended June 30, 2019 is due to the same reasons noted above, as well as higher sales in the Work Truck Solutions segment, which historically has operated at lower margins than the Work Truck Attachments segment.

Gross Profit

Gross profit was $59.6 million for the three months ended June 30, 2019 compared to $55.8 million for the three months ended June 30, 2018, an increase of $3.8 million, or 6.8%. Gross profit was $82.5 million for the six months ended June 30, 2019 compared to $75.9 million for the six months ended June 30, 2018, an increase of $6.6 million, or 8.7%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit changed from 34.2% for the three months ended June 30, 2018 to 33.8% for the corresponding period in 2019.  As a percentage of net sales, gross profit changed from 30.7% for the six months ended June 30, 2018 to 30.6% for the corresponding period in 2019.  The reasons for the changes in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $21.5 million for the three months ended June 30, 2019, compared to $23.4 million for the three months ended June 30, 2018, a decrease of $1.9 million, or 8.1%. Selling, general and administrative expenses, including intangibles amortization, were $40.9 million for the six months ended June 30, 2019, compared to $42.4 million for the six months ended June 30, 2018, a decrease of $1.5 million, or 3.5%. The reason for the decrease in selling, general and administrative expenses for the periods presented is primarily due to a decrease in stock compensation expense related to plan design changes implemented in the prior year and planned management transitions in 2019, as well as a decrease in legal expenses related to a patent infringement case in the prior year.

Interest Expense

Interest expense was $4.2 million for the three months ended June 30, 2019, which was higher than the $4.1 million incurred in the same period in the prior year. Interest expense was $8.3 million for the six months ended June 30, 2019, which was higher than the $8.0 million incurred in the same period in the prior year. The increase in interest expense for the three and six months ended June 30, 2019 was due to increased interest payments as a result of a less favorable variable rate during the period, slightly offset by the reduction to the principal balance of the Term Loan Credit Agreement as a result of the $30.0 million voluntary prepayment made in February 2019.

Income Taxes

The Company’s effective tax rate was 24.6% and 24.6% for the three months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was 23.7% and 22.7% for the six months ended June 30, 2019 and 2018, respectively, an increase in tax rate of 1.0 percentage points. The effective tax rate for the six months ended June 30, 2019 was higher when compared to the same period in 2018 due to a discrete tax benefit related to excess tax benefits from stock compensation of $0.3 million and $0.5 million in the six months ended June 30, 2019 and 2018, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income

Net income for the three months ended June 30, 2019 was $25.5 million, compared to net income of $21.2 million for the corresponding period in 2018, an increase in net income of $4.3 million. Net income for the six months ended June 30, 2019 was $25.2 million, compared to net income of $19.3 million for the corresponding period in 2018, an increase in net income of $5.9 million. The increase in net income for the three and six months ended June 30, 2019 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net income was 14.6% for the three months ended June 30, 2019 compared to 12.8% for the three months ended June 30, 2018.  As a percentage of net sales, net income was 9.5% for the six months ended June 30, 2019 compared to 8.0% for the six months ended June 30, 2018.

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

As of June 30, 2019, we had $77.4 million of total liquidity, comprised of $5.0 million in cash and cash equivalents and borrowing availability of $72.4 million under our revolving credit facility, compared with total liquidity as of December 31, 2018 of approximately $122.4 million, comprised of approximately $27.8 million in cash and cash equivalents and borrowing availability of approximately $94.6 million under our revolving credit facility. The decrease in our total liquidity from December 31, 2018 is primarily due to the seasonality of our business. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at June 30, 2019, December 31, 2018 and June 30, 2018.

	As of
	June 30,	December 31,	June 30,
	2019	2018	2018
Cash and cash equivalents	$5,011	$27,820	$0
Inventories	93,916	81,996	84,633

We had cash and cash equivalents of $5.0 million at June 30, 2019 compared to cash and cash equivalents of $27.8 million and $0.0 million at December 31, 2018 and June 30, 2018, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows (in thousands)	2019	2018	Change	Change

Net cash provided by (used in) operating activities	$(320)	$10,991	$(11,311)	(102.9)%
Net cash used in investing activities	(5,451)	(4,079)	(1,372)	33.6%
Net cash used in financing activities	(17,038)	(43,787)	26,749	(61.1)%
Decrease in cash	$(22,809)	$(36,875)	$14,066	38.1%

Net cash used in operating activities increased $11.3 million from the six months ended June 30, 2018 to the six months ended June 30, 2019. The increase in cash used in operating activities was due to unfavorable changes in working capital of $13.0 million, slightly offset by a $1.7 million increase in net income adjusted for reconciling items.  The largest unfavorable change in working capital were driven by unfavorable changes in cash used by accounts receivable from higher sales in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Net cash used in investing activities increased $1.4 million for the six months ended June 30, 2019 compared to the corresponding period in 2018 due an increase in capital expenditures.

Net cash used in financing activities decreased $26.7 million for the six months ended June 30, 2019 as compared to the corresponding period in 2018. The decrease was primarily a result of there being $27.0 million in outstanding borrowings under our revolving credit facility at June 30, 2019 compared to no short term borrowings at June 30, 2018.

Free Cash Flow

Free cash flow for the three months ended June 30, 2019 was $0.6 million compared to ($6.1) million in the corresponding period in 2018, an increase of $6.7 million. The increase in free cash flow is primarily a result of higher cash provided by operating activities of $8.5 million, slightly offset by an increase in capital expenditures of $1.8 million. Free cash flow for the six months ended June 30, 2019 was ($5.8) million compared to $6.9 million in the corresponding period in 2018, a decrease of $12.7 million. The decrease in free cash flow is primarily a result of lower cash provided by operating activities of $11.3 million and an increase in capital expenditures of $1.4 million, as discussed above under “Liquidity and Capital Resources.”

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial information calculated other than in accordance with U.S. generally accepted accounting principles (“GAAP”).

These non-GAAP measures include:

●	Free cash flow; and
●	Adjusted EBITDA; and
●	Adjusted net income and earnings per share.

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Net cash provided by (used in) operating activities	$5,257	$(3,284)	$(320)	$10,991
Acquisition of property and equipment	(4,682)	(2,772)	(5,451)	(4,079)
Free cash flow	$575	$(6,056)	$(5,771)	$6,912

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

Adjusted EBITDA has limitations as an analytical tool. As a result, you should not consider it in isolation, or as a substitute for net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;
●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure; and
●	Adjusted EBITDA does not reflect tax obligations whether current or deferred.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income	$25,474	$21,164	$25,177	$19,288

Interest expense, net	4,189	4,096	8,339	8,041
Income tax expense	8,299	6,916	7,836	5,654
Depreciation expense	2,060	1,864	4,127	3,694
Amortization	2,739	2,866	5,480	5,737
EBITDA	42,761	36,906	50,959	42,414

Stock-based compensation expense	1,482	2,745	2,536	4,165
Purchase accounting (1)	-	-	(217)	-
Other charges (2)	(133)	417	(149)	577
Adjusted EBITDA	$44,110	$40,068	$53,129	$47,156
(1)	Reflects reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the periods presented.
(2)	Reflects one time, unrelated legal, severance and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Adjusted EBITDA
Work Truck Attachments	$38,466	$37,061	$40,750	$41,446
Work Truck Solutions	5,644	3,007	12,379	5,710
	$44,110	$40,068	$53,129	$47,156

Adjusted EBITDA at our Work Truck Attachments segment was $38.5 million for the three months ended June 30, 2019 compared to $37.1 million in the three months ended June 30, 2018, an increase of $1.4 million primarily due to higher volumes.  Adjusted EBITDA at our Work Truck Attachments segment was $40.8 million for the six months ended June 30, 2019 compared to $41.4 million in the six months ended June 30, 2018, a decrease of $0.6 million primarily due to inflation, and investments in the business, as well as planned unfavorable pricing reductions on sales to Work Truck Solutions in the six months ended June 30, 2019.

Adjusted EBITDA at our Work Truck Solutions segment was $5.6 million for the three months ended June 30, 2019 compared to $3.0 million in the three months ended June 30, 2018, an increase of $2.6 million due to higher volumes, operational efficiencies, and lower spending. Adjusted EBITDA at our Work Truck Solutions segment was $12.4 million for the six months ended June 30, 2019 compared to $5.7 million in the six months ended June 30, 2018, an increase of $6.7 million due to the same reasons noted above, as well as planned favorable pricing reductions on purchases from Work Truck Attachments in the six months ended June 30, 2019.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (GAAP)	$25,474	$21,164	$25,177	$19,288
Adjustments:
- Purchase accounting (1)	-	-	(217)	-
- Stock-based compensation	1,482	2,745	2,536	4,165
- Other charges (2)	(133)	417	(149)	577
Tax effect on adjustments	(337)	(791)	(543)	(1,186)

Adjusted net income (non-GAAP)	$26,486	$23,535	$26,804	$22,844

Weighted average common shares outstanding assuming dilution	22,830,145	22,717,592	22,795,406	22,676,641

Adjusted earnings per common share - dilutive	$1.14	$1.02	$1.15	$0.99

GAAP diluted earnings per share	$1.10	$0.91	$1.08	$0.83
Adjustments net of income taxes:
- Stock-based compensation	0.04	0.09	0.08	0.14
- Purchase accounting (1)	-	-	(0.01)	-
- Other charges (2)	-	0.02	-	0.02

Adjusted diluted earnings per share (non-GAAP)	$1.14	$1.02	$1.15	$0.99

(1)	Reflects reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the periods presented.
(2)	Reflects one time, unrelated legal, severance and consulting fees for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended June 30, 2019.

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

We also attempt to manage the impact of seasonality and year-to-year variability on our business costs through the effective management of our assets. Our asset management and profit focus strategies include:

●	the employment of a highly variable cost structure facilitated by a core group of workers that we supplement with a temporary workforce as sales volumes dictate, which allows us to adjust costs on an as-needed basis in response to changing demand;
●	our enterprise-wide lean concept, which allows us to adjust production levels up or down to meet demand;
●	the pre-season order program described above, which incentivizes distributors to place orders prior to the retail selling season; and
●	a vertically integrated business model.

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

As of June 30, 2019, we had outstanding borrowings under our term loan of $246.9 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2019 by $0.6 million, $0.9 million and $1.3 million, respectively.

The Company is party to an interest rate swap agreement to reduce its exposure to interest rate volatility, and is accounted for as a cash flow hedge. See Note 8 for additional details on the Company’s interest rate swap agreement.

As of June 30, 2019, we had $27.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2019 by $0.1 million, $0.1 million and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 8.5% and 11.1% for the three and six months ended June 30, 2019, respectively, compared to 8.6% and 10.5% for the three and six months ended June 30, 2018.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Unregistered Sales of Equity Securities

During the three months ended June 30, 2019, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2019, filed on August 6, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ SARAH LAUBER
Sarah Lauber
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: August 6, 2019