Form 10-Q
period 2019-09-30
DOUGLAS DYNAMICS, INC
filed 2019-11-05
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of shares of registrant’s common shares outstanding as of November 5, 2019 was 22,795,412.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,870	$27,820
Accounts receivable, net	153,231	81,485
Inventories	90,406	81,996
Inventories - truck chassis floor plan	19,709	4,204
Refundable income taxes paid	171	-
Prepaid and other current assets	4,163	3,590
Total current assets	272,550	199,095
Property, plant, and equipment, net	56,764	55,195
Goodwill	241,006	241,006
Other intangible assets, net	166,461	174,678
Operating lease - right of use asset	22,203	-
Other long-term assets	7,925	6,219
Total assets	$766,909	$676,193
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,995	$18,703
Accrued expenses and other current liabilities	27,613	23,306
Floor plan obligations	19,709	4,204
Operating lease liability - current	3,626	-
Income taxes payable	-	106
Short term borrowings	57,000	-
Current portion of long-term debt	2,143	32,749
Total current liabilities	127,086	79,068
Retiree health benefit obligation	6,531	6,240
Pension obligation	2,480	2,129
Deferred income taxes	48,640	48,198
Long-term debt, less current portion	242,411	242,946
Operating lease liability - noncurrent	18,813	-
Other long-term liabilities	20,944	14,856
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,795,412 and 22,700,991 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	228	227
Additional paid-in capital	154,823	151,813
Retained earnings	155,492	136,765
Accumulated other comprehensive loss, net of tax	(10,539)	(6,049)
Total stockholders’ equity	300,004	282,756
Total liabilities and stockholders’ equity	$766,909	$676,193

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Net sales	$141,869	$124,832	$411,412	$372,242
Cost of sales	101,930	89,912	288,934	261,446
Gross profit	39,939	34,920	122,478	110,796
Selling, general, and administrative expense	17,269	16,592	52,680	53,281
Intangibles amortization	2,737	2,868	8,217	8,605
Income from operations	19,933	15,460	61,581	48,910
Interest expense, net	(4,271)	(4,379)	(12,610)	(12,420)
Other expense, net	(120)	(12)	(416)	(479)
Income before taxes	15,542	11,069	48,555	36,011
Income tax expense	3,113	1,148	10,949	6,802
Net income	$12,429	$9,921	$37,606	$29,209
Weighted average number of common shares outstanding:
Basic	22,795,412	22,700,991	22,773,546	22,675,450
Diluted	22,832,170	22,726,517	22,808,722	22,697,259
Earnings per common share:
Basic	$0.54	$0.43	$1.63	$1.27
Diluted	$0.53	$0.43	$1.61	$1.26
Cash dividends declared and paid per share	$0.27	$0.27	$0.82	$0.80
Comprehensive income	$11,361	$10,709	$33,116	$31,789

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
	(unaudited)

Operating activities
Net income	$37,606	$29,209
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,335	14,215
Amortization of deferred financing costs and debt discount	910	911
Loss on disposal of fixed assets	-	185
Stock-based compensation	3,061	4,180
Provision for losses on accounts receivable	988	446
Deferred income taxes	442	7,178
Earnout liability	(217)	-
Changes in operating assets and liabilities:
Accounts receivable	(72,734)	(47,105)
Inventories	(8,410)	(19,795)
Prepaid and refundable income taxes and other assets	(2,450)	(4,093)
Accounts payable	(1,594)	(872)
Accrued expenses and other current liabilities	4,418	4,360
Benefit obligations and other long-term liabilities	2,476	(6,723)
Net cash used in operating activities	(21,169)	(17,904)
Investing activities
Capital expenditures	(7,801)	(6,302)
Net cash used in investing activities	(7,801)	(6,302)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(50)	(23)
Dividends paid	(18,879)	(18,291)
Net revolver borrowings	57,000	38,000
Repayment of long-term debt	(32,051)	(32,355)
Net cash provided by (used) in financing activities	6,020	(12,669)
Change in cash and cash equivalents	(22,950)	(36,875)
Cash and cash equivalents at beginning of period	27,820	36,875
Cash and cash equivalents at end of period	$4,870	$-

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$40,974	$30,034

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total
Three Months Ended September 30, 2019
Balance at June 30,2019	22,795,412	$228	$154,298	$149,372	$(9,470)	$294,428
Net income	—	—	—	12,429	—	12,429
Dividends paid	—	—	—	(6,309)	—	(6,309)
Adjustment for pension and postretirement benefit liability, net of tax of ($18)	—	—	—	—	53	53
Adjustment for interest rate swap, net of tax of $394	—	—	—	—	(1,122)	(1,122)
Stock based compensation	—	—	525	—	—	525
Balance at September 30, 2019	22,795,412	$228	$154,823	$155,492	$(10,539)	$300,004

Nine Months Ended September 30, 2019
Balance at December 31, 2018	22,700,991	$227	$151,813	$136,765	$(6,049)	$282,756
Net income	—	—	—	37,606	—	37,606
Dividends paid	—	—	—	(18,879)	—	(18,879)
Adjustment for pension and postretirement benefit liability, net of tax of ($54)	—	—	—	—	159	159
Adjustment for interest rate swap, net of tax of $1,634	—	—	—	—	(4,649)	(4,649)
Shares withheld on restricted stock vesting	—	—	(50)	—	—	(50)
Stock based compensation	94,421	1	3,060	—	—	3,061
Balance at September 30, 2019	22,795,412	$228	$154,823	$155,492	$(10,539)	$300,004

Three Months Ended September 30, 2018
Balance at June 30,2018	22,700,991	$227	$151,428	$123,208	$(4,780)	$270,083
Net income	—	—	—	9,921	—	9,921
Dividends paid	—	—	—	(6,097)	—	(6,097)
Adjustment for pension and postretirement benefit liability, net of tax of ($32)	—	—	—	—	92	92
Adjustment for interest rate swap, net of tax of ($244)	—	—	—	—	696	696
Stock based compensation	—	—	15	—	—	15
Balance at September 30, 2018	22,700,991	$227	$151,443	$127,032	$(3,992)	$274,710

Nine Months Ended September 30, 2018
Balance at December 31, 2017	22,590,897	$226	$147,287	$115,737	$(6,572)	$256,678
Net income	—	—	—	29,209	—	29,209
Dividends paid	—	—	—	(18,291)	—	(18,291)
Impact due to adoption of ASC 2014-09 (revenue recognition)	—	—	—	377	—	377
Adjustment for pension and postretirement benefit liability, net of tax of ($96)	—	—	—	—	276	276
Adjustment for interest rate swap, net of tax of ($809)	—	—	—	—	2,304	2,304
Shares withheld on restricted stock vesting	—	—	(23)	—	—	(23)
Stock based compensation	110,094	1	4,179	—	—	4,180
Balance at September 30, 2018	22,700,991	$227	$151,443	$127,032	$(3,992)	$274,710

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

See Note 15 to the Unaudited Condensed Consolidated Financial Statements for financial information regarding these segments. As a result of the revised reporting structure, the prior period presentation of reportable segments throughout this Form 10-Q has been recast to conform to the current segment reporting structure.

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the condensed cash flows for the nine months ended September 30, 2019 and 2018 have been prepared by the Company and have not been audited.

The Company’s Work Truck Attachments segment is seasonal and, consequently its results of operations and financial condition vary from quarter-to-quarter.  Because of this seasonality, the results of operations of the Work Truck Attachments segment for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. The Company attempts to manage the seasonal impact of snowfall on its revenues in part through its pre-season sales program. This pre-season sales program encourages the Company’s distributors to re-stock their inventory of Work Truck Attachments products during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre-season pricing and payment deferral until the fourth quarter. Thus, the Company’s Work Truck Attachments segment tends to generate its greatest volume of sales during the second and third quarters. By contrast, its revenue and operating results tend to be lowest during the first quarter, as management believes the end-users of Work Truck Attachments products prefer to wait until the beginning of a snow season to purchase new equipment and as the Company’s distributors sell off Work Truck Attachments inventory and wait for the pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of the Company’s Work Truck Attachments fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months. In addition, due to the factors noted

above, Work Truck Attachments working capital needs are highest in the second and third quarters as its accounts receivable rise from pre-season sales. These working capital needs decline in the fourth quarter as the Company receives payments for its pre-season shipments.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles increased revenue by $839 and $16 for the three months ended September 30, 2019 and 2018, respectively. The change to over time recognition increased revenue by $983 and by $273 for the nine months ended September 30, 2019 and 2018, respectively.

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

Revenue by customer type was as follows:

Three Months Ended September 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 75,632	$ 29,007	$ 104,639
Government	-	18,373	18,373
Fleet	-	16,775	16,775
Other	-	2,082	2,082
Total revenue	$ 75,632	$ 66,237	$ 141,869

Three Months Ended September 30, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 69,806	$ 26,486	$ 96,292
Government	-	12,568	12,568
Fleet	-	13,955	13,955
Other	-	2,017	2,017
Total revenue	$ 69,806	$ 55,026	$ 124,832

Nine Months Ended September 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 213,693	$ 91,199	$ 304,892
Government	-	49,985	49,985
Fleet	-	48,292	48,292
Other	-	8,243	8,243
Total revenue	$ 213,693	$ 197,719	$ 411,412

Nine Months Ended September 30, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 197,931	$ 86,921	$ 284,852
Government	-	35,351	35,351
Fleet	-	43,501	43,501
Other	-	8,538	8,538
Total revenue	$ 197,931	$ 174,311	$ 372,242

Revenue by timing of revenue recognition was as follows:

Three Months Ended September 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 75,632	$ 41,099	$ 116,731
Over time	-	25,138	25,138
Total revenue	$ 75,632	$ 66,237	$ 141,869

Three Months Ended September 30, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 69,806	$ 33,923	$ 103,729
Over time	-	21,103	21,103
Total revenue	$ 69,806	$ 55,026	$ 124,832

Nine Months Ended September 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 213,693	$ 120,577	$ 334,270
Over time	-	77,142	77,142
Total revenue	$ 213,693	$ 197,719	$ 411,412

Nine Months Ended September 30, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 197,931	$ 106,249	$ 304,180
Over time	-	68,062	68,062
Total revenue	$ 197,931	$ 174,311	$ 372,242

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and nine months ended September 30, 2019 and 2018, respectively:

Three Months Ended September 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$6,886	$3,328	$(6,147)	$4,067

Three Months Ended September 30, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$3,316	$2,434	$(3,544)	$2,206

Nine Months Ended September 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,006	$13,479	$(11,418)	$4,067

Nine Months Ended September 30, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,048	$8,605	$(8,447)	$2,206

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. There were no contract assets as of September 30, 2019 or 2018. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $721 and $663 during the three months ended September 30, 2019 and 2018, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $2,006 and $2,048 during the nine months ended September 30, 2019 and 2018, respectively, which was included in contract liabilities at the beginning of each period.

Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2019. The guidance provides certain optional exemptions that limit this requirement. The Company has various contracts that meet the following optional exemptions provided by ASC 606:

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2019	2018
Assets:
Other long-term assets (a)	$6,893	$5,064

Total Assets	$6,893	$5,064

Liabilities:
Interest rate swaps (b)	$8,312	$2,031
Long-term debt (c)	247,555	269,739
Earnout - Henderson (d)	17	352
Earnout - Dejana (e)	2,200	2,200
Total Liabilities	$258,084	$274,322

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $1,475 and $6,837 at September 30, 2019 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $127 and $1,904 at December 31, 2018 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Included in Accrued expenses and other current liabilities in the amount of $17 at September 30, 2019 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson Enterprise Group, Inc. (“Henderson”).   Included in Accrued expenses and other current liabilities and Other long-term liabilities in the amounts of $213 and $200, respectively, at September 30, 2018 is the fair value of an obligation for a portion of the potential earnout acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2018

Beginning Balance	$17	$352	$444	$529
Adjustments to fair value	-	(217)	—	—
Payment to former owners	-	(118)	(31)	(116)
Ending balance	$17	$17	$413	$413

(e) Included in Other long-term liabilities in the amount of $2,200 at September 30, 2019 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by the Peter Paul Dejana Family Trust dated 12/31/98 (“Dejana”). Included in Other long-term liabilities in the amount of $3,100 at September 30, 2018 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana. Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  There were no adjustments to fair value or payments to former owners in either the three and nine months ended September 30, 2019 or September 30, 2018.

4.Inventories

Inventories consist of the following:

	September 30,	December 31,
	2019	2018

Finished goods	$44,049	$43,192
Work-in-process	10,611	7,357
Raw material and supplies	35,746	31,447
	$90,406	$81,996

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At September 30, 2019 and December 31, 2018, the Company had $19,709 and $4,204 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

5.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2019	2018

Land	$2,378	$2,378
Land improvements	4,534	4,357
Leasehold improvements	4,087	4,079
Buildings	28,662	28,238
Machinery and equipment	51,372	50,129
Furniture and fixtures	17,089	16,360
Mobile equipment and other	4,963	4,883
Construction-in-process	7,861	3,084
Total property, plant and equipment	120,946	113,508
Less accumulated depreciation	(64,182)	(58,313)
Net property, plant and equipment	$56,764	$55,195

6.	Leases

The Company has operating leases for manufacturing and upfit facilities, land and parking lots, warehousing space and certain equipment. The leases have remaining lease terms of less than one year to 16 years, some of which include options to extend the leases for up to 10 years. Such renewal options were not included in the determination of the lease term unless deemed reasonably certain of exercise. The discount rate used in measuring the lease liabilities is based on the Company’s interest rate on its secured Term Loan Credit Agreement. Certain of the Company’s leases contain escalating rental payments based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$ 1,286	$ 3,562
Short term lease cost	$ 121	$ 317
Total lease cost	$ 1,407	$ 3,879

Cash Flow

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
September 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$ 3,392
Non-cash lease expense - right-of-use assets	$ 2,679
Right-of-use assets obtained in exchange for operating lease obligations	$ 3,525

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	September 30, 2019
Operating Leases
Operating lease right-of-use assets	$ 22,203

Other current liabilities	3,626
Operating lease liabilities	18,813
Total operating lease liabilities	$ 22,439

Weighted Average Remaining Lease Term
Operating leases	79	months

Weighted Average Discount Rate
Operating leases	5.37%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$ 1,208
2020	4,616
2021	4,359
2022	4,046
2023	3,604
Thereafter	8,728
Total Lease Payments	26,561
Less: imputed interest	(4,122)
Total	$ 22,439

Related Party Leases

The Company entered into lease agreements at the time of the close of the Dejana acquisition with parties that are affiliated with the former owners of Dejana and remain affiliated with Dejana post - acquisition.  The related parties continue to own land and buildings where Dejana conducts business.  As of September 30, 2019, the Company had nine operating leases at Dejana upfitting and manufacturing facilities with related party affiliates. The Company incurred $534 and $1,602 of total rent expense to related parties in the three and nine months ended September 30, 2019, respectively.  As the Company makes monthly payments to the related parties, there are no amounts owed to the related parties at September 30, 2019.

ASC 840 Disclosure

As required in transition, the below summarizes the Company’s future minimum lease payments at December 31, 2018 under ASC 840:

	Related Party Leases	Third Party Leases	Total Leases

2019	$2,250	$2,009	$4,259
2020	2,250	1,654	3,904
2021	2,250	1,364	3,614
2022	2,250	949	3,199
2023	2,130	574	2,704
Thereafter	4,410	1,500	5,910
Total lease obligations	$15,540	$8,050	$23,590

7. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2019
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	62,000	18,000
Customer relationships	80,920	20,587	60,333
Patents	21,136	12,915	8,221
Noncompete agreements	8,640	8,102	538
Trademarks	5,459	3,690	1,769
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	109,214	88,861
Total	$275,675	$109,214	$166,461

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2018
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	59,000	21,000
Customer relationships	80,920	16,607	64,313
Patents	21,136	11,974	9,162
Noncompete agreements	8,640	7,877	763
Trademarks	5,459	3,619	1,840
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	100,997	97,078
Total	$275,675	$100,997	$174,678

Amortization expense for intangible assets was $2,737 and $2,868 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for intangible assets was $8,217 and $8,605 for the nine months ended September 30, 2019 and 2018, respectively. Estimated amortization expense for the remainder of 2019 and each of the succeeding five years is as follows:

2019	$2,739
2020	10,932
2021	10,670
2022	10,520
2023	10,520
2024	7,520

6.

8.Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2019	2018

Term Loan, net of debt discount of $879 and $1,172 at September 30, 2019 and December 31, 2018, respectively	$246,323	$278,081
Less current maturities	2,143	32,749
Long-term debt before deferred financing costs	244,180	245,332
Deferred financing costs, net	1,769	2,386
Long-term debt, net	$242,411	$242,946

At September 30, 2019, the Company had outstanding borrowings under the Term Loan Credit Agreement of $246,323, outstanding borrowings on the Revolving Credit Agreement of $57,000, and remaining borrowing availability of $42,352.  At December 31, 2018, the Company had outstanding borrowings under the Term Loan Credit Agreement of $278,081, no outstanding borrowings on the Revolving Credit Agreement and remaining borrowing availability of $94,631.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.  As of September 30, 2019, the Company was not required to make additional excess cash flow payments during fiscal 2019. The Company made a voluntary payment of $30,000 on its debt on February 13, 2019.

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

The Company previously entered into interest rate swap agreements on February 20, 2015 to reduce its exposure to interest rate volatility. The three interest rate swap agreements had notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  On February 5, 2018, the Company entered into additional interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements had notional amounts of $50,000 and $150,000 effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The interest rates swaps were accounted for as cash flow hedges. The Company may have had counterparty credit risk resulting from the interest rate swap, which it monitored on an on-going basis. This risk lied with one global financial institution. Under the interest rate swap agreement, effective as of December 31, 2015, the Company either received or made payments on a monthly basis based on the differential between 1.860% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement, effective as of March 29, 2018, the Company would either receive or make payments on a monthly basis based on the differential between 2.670% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement, effective as of March 31, 2020, the Company would either receive or make payments on a monthly basis based on the differential between 2.918% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, the Company would either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company would either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR.  The above four interest rate swaps were terminated on June 13, 2019 and replaced with the new interest rate swap described in the prior paragraph. As of the termination date, the swaps had a value of $6,015 included in accumulated other comprehensive loss that will be reclassified to earnings over the period of the terminated hedged transactions.

The current interest rate swap’s negative fair value at September 30, 2019 was $8,312, of which $1,475 and $6,837 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  The prior interest rate swaps’ negative fair value at December 31, 2018 was $2,031, of which $127 and $1,904 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

9.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	September 30,	December 31,
	2019	2018

Payroll and related costs	$9,989	$9,607
Employee benefits	5,730	5,281
Accrued warranty	3,777	3,662
Other	8,117	4,756
	$27,613	$23,306

10.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $6,344 at September 30, 2019, of which $2,567 is included in Other long-term liabilities and $3,777 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.  The warranty reserve was $6,174 at December 31, 2018, of which $2,512 is included in Other long-term liabilities and $3,662 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Balance at the beginning of the period	$5,731	$5,176	$6,174	$5,677
Warranty provision	886	1,050	2,665	2,821
Claims paid/settlements	(273)	(472)	(2,495)	(2,744)
Balance at the end of the period	$6,344	$5,754	$6,344	$5,754

11.	Employee Retirement Plans

The components of net periodic pension cost consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Component of net periodic pension cost:
Service cost	$-	$102	$-	$306
Interest cost	410	389	1,230	1,167
Expected return on plan assets	(294)	(475)	(882)	(1,425)
Amortization of net loss	149	176	447	528
Net periodic pension cost	$265	$192	$795	$576

The Company estimates its total required minimum contributions to its pension plans in 2019 will be $0.  Through September 30, 2019, the Company has made $0 of cash contributions to the pension plans versus $7,047 through the same period in 2018. The 2018 payment included a $7,000 discretionary payment related to the 2017 plan year.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Component of periodic other postretirement benefit cost:
Service cost	$37	$47	$111	$141
Interest cost	63	58	189	174
Amortization of net gain	(78)	(52)	(234)	(156)
Net periodic other postretirement benefit cost	$22	$53	$66	$159

Service cost is included in Income from operations on the Condensed Consolidated Statement of Operations and Comprehensive Income. The other components of net periodic pension and postretirement benefit cost are included in Other expense on the Condensed Consolidated Statement of Operations and Comprehensive Income.

12.Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares, using the two-class method.  As the Company has granted restricted stock units (“RSUs”) that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net earnings per share computation are excluded to the extent that they would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Basic earnings per common share
Net income	$12,429	$9,921	$37,606	$29,209
Less income allocated to participating securities	163	131	501	390
Net income allocated to common shareholders	$12,266	$9,790	$37,105	$28,819
Weighted average common shares outstanding	22,795,412	22,700,991	22,773,546	22,675,450
	$0.54	$0.43	$1.63	$1.27

Earnings per common share assuming dilution
Net income	$12,429	$9,921	$37,606	$29,209
Less income allocated to participating securities	163	131	501	390
Net income allocated to common shareholders	$12,266	$9,790	$37,105	$28,819
Weighted average common shares outstanding	22,795,412	22,700,991	22,773,546	22,675,450
Incremental shares applicable to non-participating RSUs	36,758	25,526	35,176	21,809
Weighted average common shares assuming dilution	22,832,170	22,726,517	22,808,722	22,697,259
	$0.53	$0.43	$1.61	$1.26

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $0 and $0 in the three months ended September 30, 2019 and 2018, respectively, and $1,374 and $2,968 in the nine months ended September 30, 2019 and 2018, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company granted performance share units as performance-based awards under the 2010 Plan in the first quarters of 2019 and 2018 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. For performance share grants in prior years, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $36.48. The Company recognized $338 and ($172) of compensation expense (benefit) related to the awards in the three months ended September 30, 2019 and 2018, respectively. The Company recognized $1,401 and $1,760 of compensation expense related to the awards in the nine months ended September 30, 2019 and 2018, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2019, expected to be earned through the requisite service period was approximately $966 and is expected to be recognized through 2022.

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

A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2018	45,599	$33.28	1.32	years
Granted	47,360	$36.48	0.85	years
Vested	(35,838)	$32.73
Cancelled and forfeited	(420)	$36.48

Unvested at September 30, 2019	56,701	$36.46	1.04	years

Expected to vest in the future at September 30, 2019	56,701	$36.46	1.04	years

The Company recognized $187 and $187 of compensation expense related to the RSU awards in the three months ended September 30, 2019 and 2018, respectively. The Company recognized $1,660 and $2,420 of compensation expense related to the RSU awards in the nine months ended September 30, 2019 and 2018, respectively.

The unrecognized compensation expense, calculated under the fair value method for shares that were, as of September 30, 2019, expected to be earned through the requisite service period was approximately $902 and is expected to be recognized through 2022.

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

Historically, sales from Work Truck Attachments to Work Truck Solutions were recorded at third party pricing. In 2019, sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net sales
Work Truck Attachments	$75,632	$69,806	$213,693	$197,931
Work Truck Solutions	66,237	55,026	197,719	174,311
	$141,869	$124,832	$411,412	$372,242
Adjusted EBITDA
Work Truck Attachments	$18,673	$18,780	$59,423	$60,226
Work Truck Solutions	6,393	1,738	18,772	7,448
	$25,066	$20,518	$78,195	$67,674
Depreciation and amortization expense
Work Truck Attachments	$2,524	$2,430	$7,579	$7,137
Work Truck Solutions	2,204	2,354	6,756	7,078
	$4,728	$4,784	$14,335	$14,215
Assets
Work Truck Attachments	$406,746	$387,355
Work Truck Solutions	360,163	325,385
	$766,909	$712,740
Capital Expenditures
Work Truck Attachments	$1,955	$1,373	$6,209	$4,228
Work Truck Solutions	404	850	1,478	2,346
	$2,359	$2,223	$7,687	$6,574

All intersegment sales are eliminated in consolidation.

16.	Income Taxes

The Company’s effective tax rate was 20.0% and 10.4% for the three months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was 22.5% and 18.9% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was higher when compared to the same periods in the prior year due to the release of reserves for uncertain tax positions of $819 in the three and nine months ended September 30, 2019 compared to $1,258 in the three and nine months ended September 30, 2018. Additionally, the Company made a voluntary pension funding payment in the three and nine months ended September 30, 2018 of $7,000, which was deducted in the Company’s tax returns for the year ended December 31, 2017 reducing taxable income for that period. The increased pension funding deduction resulted in a tax benefit of $651, also decreasing the tax rate for the three and nine months ended September 30, 2018 as this deduction was not included in the provision recorded at December 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2019 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2018	$(1,530)	$2,118	$(6,637)	$(6,049)
Other comprehensive loss before reclassifications	(4,799)	—	—	(4,799)
Amounts reclassified from accumulated other comprehensive loss: (1)	152	(173)	330	309
Balance at September 30, 2019	$(6,177)	$1,945	$(6,307)	$(10,539)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(234)
Tax expense	61
Reclassification net of tax	$(173)
Amortization of pension items:
Actuarial losses (a)	447
Tax benefit	(117)
Reclassification net of tax	$330

Realized losses on interest rate swaps reclassified to interest expense	206
Tax benefit	(54)
Reclassification net of tax	$152

(a) These components are included in the computation of benefit plan costs in Note 11.

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2018 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2017	$(1,328)	$1,392	$(6,636)	$(6,572)
Other comprehensive gain before reclassifications	2,058	-	-	2,058
Amounts reclassified from accumulated other comprehensive loss: (1)	247	(115)	391	522
Balance at September 30, 2018	$977	$1,277	$(6,245)	$(3,992)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(156)
Tax expense	41
Reclassification net of tax	$(115)
Amortization of pension items:
Actuarial losses (a)	528
Tax benefit	(137)
Reclassification net of tax	$391

Realized losses on interest rate swaps reclassified to interest expense	334
Tax benefit	(87)
Reclassification net of tax	$247

(a)	These components are included in the computation of benefit plan costs in Note 11.

18.	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which modifies the measurement of expected credit losses for financial instruments held at the reporting date. The standard is effective for annual periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption this ASU will have on its condensed consolidated financial statements.

19.    Subsequent Events

Consistent with its long term plans, the Company intends to terminate its defined benefit pension plans during the fourth quarter of 2019.  On October 31, 2019, lump-sum settlement payments of $3,245 and $12,476 were made from the Douglas Dynamics, L.L.C Pension Plan for Hourly Employees and the Douglas Dynamics, L.L.C Salaried Pension Plan, respectively, in conjunction with the termination of these plans. In satisfaction of its obligations, the Company intends to purchase annuities for plan participants during the fourth quarter of 2019. Upon settlement of the pension liability in the fourth quarter, the Company will reclassify the related pension losses currently recorded to AOCL to the consolidated statements of comprehensive income. As of September 30, 2019, the Company had unrecognized losses related to the pension plans of $6,541, net of tax. The Company will recognize this loss upon termination of the pension plans, adjusted for the total required payout to plan participants which will be determined based on employee elections and market conditions present at the time of termination.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall; (ii) our inability to maintain good relationships with our distributors; (iii) our inability to maintain good relationships with the original equipment manufacturers with whom we currently do significant business; (iv) lack of available or favorable financing options for our end-users, distributors or customers; (v) the potential that we may be required to recognize goodwill impairment attributable to our Work Truck Solutions segment,  (vi) increases in the price of steel or other materials (including as a result of tariffs) necessary for the production of our products that cannot be passed on to our distributors; (vii) increases in the price of fuel or freight; (viii) a significant decline in economic conditions; (ix) the inability of our suppliers and original equipment manufacturer partners to meet our volume or quality requirements; (x) inaccuracies in our estimates of future demand for our products; (xi) our inability to protect or continue to build our intellectual property portfolio; (xii) the effects of laws and regulations and their interpretations on our business and financial condition; (xiii) our inability to develop new products or improve upon existing products in response to end-user needs; (xiv) losses due to lawsuits arising out of personal injuries associated with our products; (xv) factors that could impact the future declaration and payment of dividends; (xvi) our inability to compete effectively against competition; and (xvii) our inability to achieve the projected financial performance with the assets of Dejana, which we acquired in 2016 and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Overview

The following table sets forth, for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2019 and 2018 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$141,869	$124,832	$411,412	$372,242
Cost of sales	101,930	89,912	288,934	261,446
Gross profit	39,939	34,920	122,478	110,796
Selling, general, and administrative expense	17,269	16,592	52,680	53,281
Intangibles amortization	2,737	2,868	8,217	8,605
Income from operations	19,933	15,460	61,581	48,910
Interest expense, net	(4,271)	(4,379)	(12,610)	(12,420)
Other expense, net	(120)	(12)	(416)	(479)
Income before taxes	15,542	11,069	48,555	36,011
Income tax expense	3,113	1,148	10,949	6,802
Net income	$12,429	$9,921	$37,606	$29,209

The following table sets forth for the three and nine months ended September 30, 2019 and 2018, the percentage of certain items in our condensed consolidated statement of operations, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.8%	72.0%	70.2%	70.2%
Gross profit	28.2%	28.0%	29.8%	29.8%
Selling, general, and administrative expense	12.2%	13.3%	12.8%	14.3%
Intangibles amortization	1.9%	2.3%	2.0%	2.3%
Income from operations	14.1%	12.4%	15.0%	13.2%
Interest expense, net	(3.0)%	(3.5)%	(3.1)%	(3.3)%
Other expense, net	-%	-%	-%	-%
Income before taxes	11.1%	8.9%	11.9%	9.9%
Income tax expense	2.2%	0.8%	2.7%	1.8%
Net income	8.9%	8.1%	9.2%	8.1%

Net Sales

Net sales were $141.9 million for the three months ended September 30, 2019 compared to $124.8 million in the three months ended September 30, 2018, an increase of $17.1 million, or 13.7%. Net sales were $411.4 million for the nine months ended September 30, 2019 compared to $372.2 million in the nine months ended September 30, 2018, an increase of $39.2 million, or 10.5%. Sales increased for the three and nine months ended September 30, 2019 compared to the same periods in the prior year due to higher volumes driven by ongoing positive demand, price increases and improved chassis predictability. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net sales
Work Truck Attachments	$75,632	$69,806	$213,693	$197,931
Work Truck Solutions	66,237	55,026	197,719	174,311
	$141,869	$124,832	$411,412	$372,242

Net sales at our Work Truck Attachments segment were $75.6 million for the three months ended September 30, 2019 compared to $69.8 million in the three months ended September 30, 2018, an increase of $5.8 million primarily due to strong sales during our preseason period and price recovery on higher material costs.  Net sales at our Work Truck Attachments segment were $213.7 million for the nine months ended September 30, 2019 compared to $197.9 million in the nine months ended September 30, 2018, an increase of $15.8 million primarily due to the same reasons noted above for the three month period, as well as increased parts and accessories sales.

Net sales at our Work Truck Solutions segment were $66.2 million for the three months ended September 30, 2019 compared to $55.0 million in the three months ended September 30, 2018, an increase of $11.2 million due to increased demand, price recovery on higher material costs, operational efficiency gains, as well as continued improvements in chassis supply predictability when compared to the same quarter last year. Net sales at our Work Truck Solutions segment were $197.7 million for the nine months ended September 30, 2019 compared to $174.3 million in the nine months ended September 30, 2018, an increase of $23.4 million due to the same reasons noted above in the three month period.

Cost of Sales

Cost of sales was $101.9 million for the three months ended September 30, 2019 compared to $89.9 million for the three months ended September 30, 2018, an increase of $12.0 million, or 13.3%. Cost of sales was $288.9 million for the nine months ended September 30, 2019 compared to $261.4 million for the nine months ended September 30, 2018, an increase of $27.5 million, or 10.5%. The increase in cost of sales was driven by increased sales as discussed above under “—Net Sales”. Cost of sales as a percentage of sales were 71.8% for the three month period ended September 30, 2019 compared to 72.0% for the three month period ended September 30, 2018. The slight decrease in cost of sales as a percentage of sales for the three month period is due to increased operating efficiencies in the Work Truck Solutions segment.  Cost of sales as a percentage of sales was unchanged at 70.2% for the nine month periods ended September 30, 2019 and 2018. A decrease in cost of sales as a percentage of sales for the nine month period ended September 30, 2019 due to operating efficiencies in the Work Truck Solutions segment was offset by an increase in costs of sales as a percentage of sales due to higher sales in the Work Truck Solutions segment, which historically has operated at lower margins than the Work Truck Attachments segment.

Gross Profit

Gross profit was $39.9 million for the three months ended September 30, 2019 compared to $34.9 million for the three months ended September 30, 2018, an increase of $5.0 million, or 14.3%. Gross profit was $122.5 million for the nine months ended September 30, 2019 compared to $110.8 million for the nine months ended September 30, 2018, an increase of $11.7 million, or 10.6%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased slightly from 28.0% for the three months ended September 30, 2018 to 28.2% for the corresponding period in 2019.  As a percentage of net sales, gross profit was unchanged at 29.8% for the nine month periods ended September 30, 2019 and 2018. The reasons for the changes in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $20.0 million for the three months ended September 30, 2019, compared to $19.5 million for the three months ended September 30, 2018, an increase of $0.5 million, or 2.6%. The increase in the three months ended September 30, 2019 was due to an increase in performance-based stock compensation expense, driven by improved operating results. Selling, general and administrative expenses, including intangibles amortization, were $60.9 million for the nine months ended September 30, 2019, compared to $61.9 million for the nine months ended September 30, 2018, a decrease of $1.0 million, or 1.6%. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2019 is primarily due to a decrease in stock compensation expense related to plan design changes implemented in the prior year and planned management transitions that occurred in 2019, and a decrease in legal expenses related to a patent infringement case in the prior year.

Interest Expense

Interest expense was $4.3 million for the three months ended September 30, 2019, which was slightly lower than the $4.4 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended September 30, 2019 was primarily due to the reduction to the principal balance of the Term Loan Credit Agreement due to a $30.0 million voluntary prepayment made in February 2019. Interest expense was $12.6 million for the nine months ended September 30, 2019, which was higher than the $12.4 million incurred in the same period in the prior year. This was due to an increase in revolving borrowings during the nine months ended September 30, 2019, which increased interest expense $0.4 million when compared to same period in the prior year. This increase was somewhat offset by a decrease in interest expense related to the Term Loan Credit Agreement as a result of  the reduction to the principal balance noted above.

Income Taxes

The Company’s effective tax rate was 20.0% and 10.4% for the three months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was 22.5% and 18.9% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was higher when compared to the same periods in the prior year due to the release of reserves for uncertain tax positions of $0.8 million in the three and nine months ended September 30, 2019 compared to $1.3 million in the three and nine months ended September 30, 2018. Additionally, the Company made a voluntary pension funding payment in the three and nine months ended September 30, 2018 of $7.0 million which was deducted in the Company’s tax returns for the year ended December 31, 2017 reducing taxable income for that period. The increased pension funding deduction resulted in a tax benefit of $0.7 million, also decreasing the tax rate for the three and nine months ended September 30, 2018 as this deduction was not included in the provision recorded at December 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income

Net income for the three months ended September 30, 2019 was $12.4 million, compared to net income of $9.9 million for the corresponding period in 2018, an increase in net income of $2.5 million. Net income for the nine months ended September 30, 2019 was $37.6 million, compared to net income of $29.2 million for the corresponding period in 2018, an increase in net income of $8.4 million. The increase in net income for the three and nine months ended September 30, 2019 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net income was 8.9% for the three months ended September 30, 2019 compared to 8.1% for the three months ended September 30, 2018. As a percentage of net sales, net income was 9.2% for the nine months ended September 30, 2019 compared to 8.1% for the nine months ended September 30, 2018.

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

As of September 30, 2019, we had $47.3 million of total liquidity, comprised of $4.9 million in cash and cash equivalents and borrowing availability of $42.4 million under our revolving credit facility, compared with total liquidity as of December 31, 2018 of approximately $122.4 million, comprised of approximately $27.8 million in cash and cash equivalents and borrowing availability of approximately $94.6 million under our revolving credit facility. The decrease in our total liquidity from December 31, 2018 is primarily due to the seasonality of our business. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for at least the next 12 months.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2019, December 31, 2018 and September 30, 2018.

	As of
	September 30,	December 31,	September 30,
	2019	2018	2018
Cash and cash equivalents	$4,870	$27,820	$-
Inventories	90,406	81,996	89,444

We had cash and cash equivalents of $4.9 million at September 30, 2019 compared to cash and cash equivalents of $27.8 million and $0.0 million at December 31, 2018 and September 30, 2018, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows (in thousands)	2019	2018	Change	Change

Net cash used in operating activities	$(21,169)	$(17,904)	$(3,265)	18.2%
Net cash used in investing activities	(7,801)	(6,302)	(1,499)	23.8%
Net cash provided by (used in) financing activities	6,020	(12,669)	18,689	(147.5)%
Decrease in cash	$(22,950)	$(36,875)	$13,925	37.8%

Net cash used in operating activities increased $3.3 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase in cash used in operating activities was due to unfavorable changes in working capital of $4.1 million, slightly offset by a $0.8 million increase in net income adjusted for reconciling items.  The largest unfavorable change in working capital was an increase in accounts receivable from higher sales in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Net cash used in investing activities increased $1.5 million for the nine months ended September 30, 2019 compared to the corresponding period in 2018 due to an increase in capital expenditures.

Net cash provided by financing activities increased $18.7 million for the nine months ended September 30, 2019 as compared to the corresponding period in 2018. The increase was primarily a result of there being $57.0 million in outstanding borrowings under our revolving credit facility at September 30, 2019 compared to $38.0 million in short term borrowings at September 30, 2018.

Free Cash Flow

Free cash flow for the three months ended September 30, 2019 was ($23.2) million compared to ($31.1) million in the corresponding period in 2018, an increase of $7.9 million. The increase in free cash flow is primarily a result of lower cash used in operating activities of $8.1 million, slightly offset by an increase in capital expenditures of $0.2 million. Free cash flow for the nine months ended September 30, 2019 was ($29.0) million compared to ($24.2) million in the corresponding period in 2018, a decrease of $4.8 million. The decrease in free cash flow is primarily a result of increased cash used in operating activities of $3.3 million and an increase in capital expenditures of $1.5 million, as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Net cash used in operating activities	$(20,849)	$(28,895)	$(21,169)	$(17,904)
Acquisition of property and equipment	(2,350)	(2,223)	(7,801)	(6,302)
Free cash flow	$(23,199)	$(31,118)	$(28,970)	$(24,206)

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income	$12,429	$9,921	$37,606	$29,209

Interest expense, net	4,271	4,379	12,610	12,420
Income tax expense	3,113	1,148	10,949	6,802
Depreciation expense	1,991	1,916	6,118	5,610
Amortization	2,737	2,868	8,217	8,605
EBITDA	24,541	20,232	75,500	62,646

Stock-based compensation expense	525	15	3,061	4,180
Purchase accounting (1)	-	-	(217)	-
Other charges (2)	-	271	(149)	848
Adjusted EBITDA	$25,066	$20,518	$78,195	$67,674
(1)	Reflects reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the periods presented.
(2)	Reflects one time, unrelated legal, severance and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Adjusted EBITDA
Work Truck Attachments	$18,673	$18,780	$59,423	$60,226
Work Truck Solutions	6,393	1,738	18,772	7,448
	$25,066	$20,518	$78,195	$67,674

Adjusted EBITDA at our Work Truck Attachments segment was $18.7 million for the three months ended September 30, 2019 compared to $18.8 million in the three months ended September 30, 2018, a decrease of $0.1 million.  Adjusted EBITDA at our Work Truck Attachments segment was $59.4 million for the nine months ended September 30, 2019 compared to $60.2 million in the nine months ended September 30, 2018, a decrease of $0.8 million. The changes in the three and nine months ended September 30, 2019 from the corresponding periods in 2018 are primarily due to increases in volume and price offset by inflation and investments in the business, as well as planned unfavorable pricing reductions on sales to the Work Truck Solutions segment in the three and nine months ended September 30, 2019.

Adjusted EBITDA at our Work Truck Solutions segment was $6.4 million for the three months ended September 30, 2019 compared to $1.7 million in the three months ended September 30, 2018, an increase of $4.7 million Adjusted EBITDA at our Work Truck Solutions segment was $18.8 million for the nine months ended September 30, 2019 compared to $7.4 million in the nine months ended September 30, 2018, an increase of $11.4 million. The changes in the three and nine months ended September 30, 2019 are primarily due to higher volumes from improved chassis predictability, operational efficiencies, and lower spending, as well as planned favorable pricing reductions on purchases from the Work Truck Attachments segment in the three and nine months ended September 30, 2019.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (GAAP)	$12,429	$9,921	$37,606	$29,209
Adjustments:
- Purchase accounting (1)	-	-	(217)	-
- Stock-based compensation	525	15	3,061	4,180
- Other charges (2)	-	271	(149)	848
Tax effect on adjustments	(131)	(71)	(674)	(1,257)

Adjusted net income (non-GAAP)	$12,823	$10,136	$39,627	$32,980

Weighted average common shares outstanding assuming dilution	22,832,170	22,726,517	22,808,722	22,697,259

Adjusted earnings per common share - dilutive	$0.55	$0.44	$1.70	$1.42

GAAP diluted earnings per share	$0.53	$0.43	$1.61	$1.26
Adjustments net of income taxes:
- Stock-based compensation	0.02	-	0.10	0.14
- Purchase accounting (1)	-	-	(0.01)	-
- Other charges (2)	-	0.01	-	0.02

Adjusted diluted earnings per share (non-GAAP)	$0.55	$0.44	$1.70	$1.42

(1)	Reflects reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the periods presented.
(2)	Reflects one time, unrelated legal, severance and consulting fees for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended September 30, 2019.

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

As of September 30, 2019, we had outstanding borrowings under our term loan of $246.3 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2019 by $0.0 million, $0.0 million and $0.0 million, respectively.

The Company is party to an interest rate swap agreement to reduce its exposure to interest rate volatility, and is accounted for as a cash flow hedge. See Note 8 to our Unaudited Condensed Consolidated Financial Statements for additional details on our interest rate swap agreement.

As of September 30, 2019, we had $57.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2019 by $0.1 million, $0.1 million and $0.2 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 10.1% and 10.8% for the three and nine months ended September 30, 2019, respectively, compared to 10.3% and 10.4% for the three and nine months ended September 30, 2018.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Unregistered Sales of Equity Securities

During the three months ended September 30, 2019, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Dividend Payment Restrictions

The Company’s senior credit facilities include certain restrictions on its ability to pay dividends. The senior credit facilities also restrict the Company’s subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 8 to the Unaudited Consolidated Financial Statements.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2019, filed on November 5, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: November 5, 2019