Form 10-K
period 2019-12-31
DOUGLAS DYNAMICS, INC
filed 2020-02-25
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 001-34728

DOUGLAS DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4275891 (I.R.S. Employer Identification No.)
7777 N 73rd Street Milwaukee, Wisconsin (Address of principal executive offices)	53223 (Zip Code)

Registrant’s telephone number, including area code (414) 354-2310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	PLOW	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

At June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $907 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At February 25, 2020, the Registrant had outstanding an aggregate of 22,795,578 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2020, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2019, are incorporated into Part III.

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward - looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change;
●	Our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business;
●	The inability of our suppliers and OEM partners to meet our volume or quality requirements;
●	Increases in the price of steel or other materials, including as a result of tariffs, necessary for the production of our products that cannot be passed on to our distributors;
●	Increases in the price of fuel or freight;
●	The effects of laws and regulations and their interpretations on our business and financial conditions;
●	The potential that we may be required to recognize goodwill impairment attributable to our Work Truck Solutions segment;
●	A significant decline in economic conditions;
●	Our inability to maintain good relationships with our distributors;
●	Lack of available or favorable financing options for our end-users, distributors or customers;
●	Inaccuracies in our estimates of future demand for our products;
●	Our inability to protect or continue to build our intellectual property portfolio;
●	Our inability to develop new products or improve upon existing products in response to end-user needs;
●	Losses due to lawsuits arising out of personal injuries associated with our products;
●	Factors that could impact the future declaration and payment of dividends;
●	Our inability to compete effectively against our competition; and
●	Our inability to achieve the projected financial performance with the business of Henderson Enterprises Group, Inc. (“Henderson”) which we acquired in 2014 or with the assets of Dejana Truck & Utility Equipment Company, Inc. (“Dejana”) which we acquired in 2016 and unexpected costs or liabilities related to such acquisitions.

We undertake no obligation to revise the forward-looking statements included in this Annual Report on Form 10-K to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors in addition to those listed above that could cause or contribute to such differences are discussed in Item 1A, “Risk Factors” of the Annual Report on Form 10-K.

Item 1. Business

Overview

Home to the best-selling brands in the industry, Douglas Dynamics, Inc. (the “Company,” “we,” “us,” “our”) is North America's premier manufacturer and upfitter of commercial work truck attachments and equipment. For more than 70 years, the Company has been innovating products that enable end-users to perform their jobs more efficiently and effectively, providing opportunities for businesses to increase profitability. Our commitment to continuous improvement enables us to consistently produce high quality products and drive shareholder value. The Douglas Dynamics portfolio of products and services is separated into two segments:  First, the Work Truck Attachments segment, which includes our operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, SNOWEX® and WESTERN® brands. Second, the Work Truck Solutions segment, which includes manufactured municipal snow and ice control products under the HENDERSON® brand and the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands. For additional financial information regarding our reportable business segments, see Note 17 of the Notes to Consolidated Financial Statements of this report.

In our Work Truck Attachments segment, we offer a broad product line of snowplows and sand and salt spreaders for light trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. For the years ended December 31, 2019, 2018 and 2017, 83%, 84% and 85% of our net sales in our Work Truck Attachments segment were generated from sales of snow and ice control equipment, respectively, and 17%, 16% and 15% of our net sales in our Work Truck Attachments segment were generated from sales of parts and accessories, respectively. While we measure sales of parts and accessories separately from snow and ice control equipment, they are integrated with one another and are not separable.

We sell our Work Truck Attachments products through a distributor network primarily to professional snowplowers who are contracted to remove snow and ice from commercial and residential areas. We have engendered exceptional customer loyalty for our products because of our ability to satisfy the stringent demands of our customers for a high degree of quality, reliability and service. As a result, we believe our installed base is the largest in the light truck market with over 500,000 snowplows and sand and salt spreaders in service. Because sales of snowplows and sand and salt spreaders are primarily driven by the need of our core end-user base to replace worn existing equipment, we believe our substantial installed base provides us with a high degree of predictable sales over any extended period of time.

We believe that our Work Truck Attachments segment has the snow and ice control industry’s most extensive distribution network worldwide, which consists of approximately 1,900 points of sale.  Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high-quality, well-capitalized distributors in select geographic areas and by cross-selling our industry leading brands within our distribution network.  We have extended our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

Our Work Truck Solutions segment participates in the manufacture of municipal snow and ice control products and offers a complementary line of upfitting services and products. Our Work Truck Solutions products consist of truck and vehicle upfits where we attach component pieces of equipment, truck bodies, racking, and storage solutions with varying levels of complexity to a vehicle chassis, and which are typically used by end-users for work related purposes.  Our Work Truck Solutions segment is a premier upfitter of Class 4 - 8 trucks and other commercial work vehicles. We also provide customized turnkey solutions to governmental agencies such as Departments of Transportation (“DOTs”) and municipalities. Additionally, we believe that our Work Truck

Solutions segment is a leading specialized manufacturer of storage solutions for trucks and vans and cable pulling equipment for trucks. We believe we are a regional market leader in the truck and vehicle upfitting market.  We believe that our Work Truck Solutions business possesses significant customer relationships comprised of over 1,800 customers across the truck equipment industry. We have longstanding relationships with many of our Work Truck Solutions customers. We continually seek to grow and strengthen our customer relationships by providing custom solutions to our customers’ evolving specialty upfit needs.  We are able to serve our Work Truck Solutions customers’ needs through our bailment and floor plan agreements with original equipment vehicle manufacturers who supply truck chassis, on which we perform custom upfits for our customers.

We believe we are the industry’s most operationally efficient manufacturer due to our vertical integration, highly variable cost structure and intense focus on lean manufacturing. We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations.  During the year ended December 31, 2019 we manufactured our products and upfitted vehicles in five facilities that we own in Milwaukee, Wisconsin; Rockland, Maine; Madison Heights, Michigan, Manchester, Iowa; and Huntley, Illinois. We also lease fifteen manufacturing and upfit facilities, located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island.  Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers, especially during times of sudden and unpredictable snowfall events when our customers need our products immediately.

Our Industry

Work Truck Attachments Segment

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

While snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi-year periods. The following chart depicts aggregate annual and ten-year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2019. As the chart indicates, since 1984 aggregate snowfall levels in any given rolling ten-year period have been fairly consistent, ranging from 2,782 to 3,345 inches.

Snowfall in Snowbelt States (inches)
(for October 1 through March 31)
5,000
4,000
3,000
2,000
1,000
-
'79
'81
'83
'85
'87
'89
'91
'93
'95
'97
'99
'01
'03
'05
'07
'09
'11
'13
'15
'17
'19
Annual Snowfall
10 - year average annual snowfall

Note:

The 10-year rolling average snowfall is not presented prior to 1984 for purposes of the calculation due to lack of snowfall data prior to 1975. Snowfall data in this chart is not adjusted for snowfall outside of the 66 cities in the 26 states reflected.

Source:	National Oceanic and Atmospheric Administration’s National Weather Service.

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

Work Truck Solutions Segment

Our Work Truck Solutions Segment primarily participates in the manufacture of municipal snow and ice control products, as well as in the truck and vehicle upfitting industry in the United States.  This industry consists predominantly of domestic participants that upfit work trucks and vehicles. Specifically, there are regional market leaders that operate in close proximity to the original equipment vehicle manufacturers’ facilities and vehicle ports of entry. In addition to the regional market leaders, there exist smaller upfit businesses.  Our Work Truck Solutions segment competes against both the other regional market leaders and the smaller market participants.  The annual demand for upfit vehicles is subject to the general macro-economic environment trends.

We believe our Work Truck Solutions segment is a regional market leader in the Northeast and Mid-Atlantic regions of the United States.  We serve a variety of different customers that include dealers who typically sell to light and heavy duty truck end-users and to large national customers who purchase fleets of upfitted vehicles. Heavy duty truck end-users typically are comprised of local governments and municipalities which plan for and execute planned replacement of equipment over time. Approximately half of our revenues are derived from dealer customers, while approximately 40% of our revenues are fleet sales and sales to governmental entities.  Our remaining sales are derived from over the counter sales of parts and accessories.

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

Our Competitive Strengths

We compete solely with other North American manufacturers and upfitters who do not benefit from our manufacturing efficiencies, depth and breadth of products, extensive distributor network and customer relationships. As the market leader in the industries we serve, we enjoy a set of competitive advantages versus smaller competitors, which allows us to generate robust cash flows in all market environments and to support continued investment in our products, distribution capabilities and brand regardless of annual volume fluctuations. We believe these advantages are rooted in the following competitive strengths and reinforce our industry leadership over time.

Exceptional Customer Loyalty and Brand Equity.  Our brands enjoy exceptional customer loyalty and brand equity in the snow and ice control equipment and truck upfitting industries with both end-users and distributors, which have been developed through over 70 years of superior innovation, productivity, reliability and support, consistently delivered year after year. We believe past brand experience, rather than price, is the key factor impacting our brands.

Broadest and Most Innovative Product Offering in Work Truck Attachments. In our Work Truck Attachments segment, we provide the industry’s broadest product offering with a full range of snowplows, sand and salt spreaders and related parts and accessories. We believe we maintain the industry’s largest and most advanced in-house new product development program, historically introducing several new and redesigned products each year. Our broad product offering and commitment to new product development is essential to maintaining and growing our leading market share position as well as continuing to increase the profitability of our business. Meanwhile at our Work Truck Solutions segment, each upfit is customized to the specific needs of our customers.

Extensive North American Distributor Network in Work Truck Attachments.  With over 1,900 points of sale at our Work Truck Attachments segment, we benefit from having what we believe to be the most extensive distributor network in the light truck and heavy duty snow and ice control equipment industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real-time end-user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

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

Strong Cash Flow Generation.  We are able to generate significant cash flow as a result of relatively consistent high profitability, low capital spending requirements and predictable timing of our working capital requirements. Our significant cash flow has allowed us to reinvest in our business, pay down long term debt, pay substantial dividends to our stockholders, and make strategic acquisitions.

Experienced Management Team.  We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the light truck and heavy duty snow and ice control equipment and truck upfitting industries. Our senior management team, consisting of five officers as of December 31, 2019, has an average of approximately fifteen years of weather-related industry experience and an average of over thirteen years with our company. On January 1, 2019, Robert McCormick became our President and Chief Executive Officer. He has been with us for over 15 years and has served in various roles, including Chief Operating Officer and Chief Financial Officer, among others. James Janik, our Executive Chairman, has been with us for over 26 years and served as President and Chief Executive Officer from 2000 to 2018. Through their strategic vision, we have been able to expand our distributor network and grow our market leading position.

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

Continuous Product Innovation.  We believe new product innovation is critical to maintaining and growing our market leading position in the snow and ice control equipment industry. We will continue to focus on developing innovative solutions to increase productivity, ease of use, reliability, durability and serviceability of our products and on incorporating lean manufacturing concepts into our product development process, which has allowed us to reduce the overall cost of development and, more importantly, to reduce our time-to-market.

Distributor Network and Customer Optimization.  At our Work Truck Attachment segment, we will continually seek opportunities to continue to expand our extensive distribution network by adding high-quality, well-capitalized distributors in select geographic areas and by cross-selling our industry leading brands within our distribution network to ensure we maximize our ability to generate revenue while protecting our industry leading reputation, customer loyalty and brands. We will also focus on optimizing this network by providing in-depth training, valuable distributor support and attractive promotional and incentive opportunities. As a result of these efforts, we believe a majority of our distributors choose to sell our products exclusively. We believe this sizable high quality network is unique in the industry, providing us with valuable insight into purchasing trends and customer preferences, and would be very difficult to replicate. At our Work Truck Solutions segment, we have well developed customer relationships resulting from being responsive to the needs of our customers.  We will seek opportunities to continue to expand our customer group by increasing throughput, allowing us to grow our customer base and continue to be responsive to our customers’ specialized upfit needs.

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

●	employment of a highly variable cost structure, which can allow us to quickly adjust costs in response to real-time changes in demand;
●	use of enterprise-wide lean principles, which allow us to easily adjust production levels up or down to meet demand;
●	implementation of a pre-season order program, which incentivizes distributors to place orders prior to the retail selling season and thereby enables us to more efficiently utilize our assets; and
●	development of a vertically integrated business model, which we believe provides us cost advantages over our competition.

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

Our Growth Opportunities

Opportunistically Seek New Products and New Markets.  We plan to continue to evaluate other acquisition opportunities within our industry that can help us expand our distribution reach, enhance our technology and as a consequence improve the breadth and depth of our product lines. We also consider diversification and vertical integration opportunities in adjacent markets that complement our business model and could offer us the ability to leverage our core competencies to create stockholder value. We believe our acquisition of Dejana in 2016 significantly strengthened our position as a premier manufacturer and upfitter of vehicle attachments and equipment. Adding the Dejana business has diversified our revenue streams and reduced the influence of weather on our overall business. In addition, our acquisition of Henderson in 2014 gave us Henderson’s full line of product offerings and access to its network of dealers.

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

Order Backlog

We had total backlog of $107.1 million and $122.6 million at December 31, 2019 and 2018, respectively. Backlog information may not be indicative of results of operations for future periods.

Employees

As of December 31, 2019, we employed 1,677 employees on a full-time basis.  None of our employees are represented by a union and we are not party to any collective bargaining agreements.

Financing Program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2019, 2018 and 2017, distributors financed purchases of $8.6 million, $8.5 million and $7.1 million through this financing program, respectively. At both December 31, 2019 and December 31, 2018, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2019 and 2018 was $7.1 million and $7.8 million, respectively. We were not required to repurchase repossessed inventory for the years ended December 31, 2019, 2018 and 2017.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 19 years of remaining life. Our patent applications date from 2000 through 2019.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 48 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 12 Canadian registered trademarks, 5 European trademarks, 68 U.S. issued patents, 8 Canadian patents and 5 Chinese and 2 Mexican trademarks.

We rely upon a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. In the year ended December 31, 2019, we received a settlement resulting from an ongoing lawsuit with one of our competitors that had been previously ordered to stop using our intellectual property. Under the settlement agreement we received $0.2 million as part of defending our intellectual property. In the year ended December 31, 2017, we received a settlement resulting from an ongoing lawsuit with one of our competitors that had been previously ordered to stop using our intellectual property. Under the settlement agreement we received $1.3 million as part of defending our intellectual property.

Raw Materials

During 2018 and into 2019, we experienced increased commodity costs due to tariffs causing the inflation of steel prices. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2019, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

Other Information

We were formed as a Delaware corporation in 2004. We maintain a website with the address www.douglasdynamics.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).  For further information regarding our geographic areas see the Summary of Significant Accounting Policies as discussed in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As a manufacturer through our Work Truck Attachments segment of snow and ice control equipment for light trucks and related parts and accessories, our sales depend primarily on the level, timing and location of snowfall in the regions in which we offer our products. A low level or lack of snowfall in any given year in any of the snow-belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada) will likely cause sales of our Work Truck Attachments products and a portion of our Work Truck Solutions products to decline in such year as well as the subsequent year, which in turn may adversely affect our results of operations and ability to generate cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year-to-Year Variability.” A sustained period of reduced snowfall events in one or more of the geographic regions in which we offer our products could cause our results of operations to decline and adversely affect our ability to generate cash flow. If unfavorable weather conditions are exacerbated by climate change or otherwise, our results of operations may be affected to a greater degree than we have previously experienced.

The year-to-year variability of our Work Truck Attachments segment can cause our results of operations and financial condition to be materially different from year-to-year and the seasonality of our Work Truck Attachments segment can cause our results of operations and financial condition to be materially different from quarter-to-quarter.

Because our Work Truck Attachments segment depends on the level, timing and location of snowfall, our results of operations vary from year-to-year. Additionally, because the annual snow season typically only runs from October 1 through March 31, our distributors typically purchase our Work Truck Attachments products during the second and third quarters. As a result, we operate in a seasonal business. We not only experience seasonality in our sales, but also experience seasonality in our working capital needs. Consequently, our results of operations and financial condition of our Work Truck Attachments segment can vary from year-to-year, as well as from quarter-to-quarter, which could affect our ability to generate cash flow. If we are unable to effectively manage the seasonality and year-to-year variability of our Work Truck Attachments segment, our results of operations, financial condition and ability to generate cash flow may be adversely affected.

If economic conditions in the United States deteriorate, or if spending by governmental agencies is limited or reduced, our results of operations, financial condition and ability to generate cash flow may be adversely affected.

Historically, demand for snow and ice control equipment for light and heavy duty trucks as well as upfitted vehicles has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow-belt regions in North America. Although economic conditions and spending by governmental agencies have improved in recent years, this trend may not continue in the foreseeable future. Weakened economic conditions and limited or reduced government spending may cause both our Work Truck Attachments and Work Truck Solutions end-users to delay purchases of replacement snow and ice control equipment and upfit vehicles and instead repair their existing equipment and vehicles, leading to a decrease in our sales of new equipment and upfitted vehicles. Weakened economic conditions and limited or reduced governmental spending may also cause our end-users to delay their purchases of new light and heavy duty trucks. Because our end-users tend to purchase new snow and ice control equipment concurrent with their purchase of new light or heavy duty trucks, their delay in purchasing new light or heavy duty trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions or limited or reduced government spending may negatively affect our results of operations, financial condition and ability to generate cash flow.

Weakened economic conditions or limited or reduced government spending may also cause both our Work Truck Attachments and Work Truck Solutions end-users to consider price more carefully in selecting new snow and ice control equipment and upfit vehicles, respectively. Historically, considerations of quality and service have outweighed considerations of price, but in a weak economy, or an environment of constrained government spending, price may become a more important factor. Any refocus away from quality in favor of cheaper equipment could cause end-users to shift away from our products to less expensive competitor products, or to shift away from our more profitable products to our less profitable products, which in turn would adversely affect our results of operations and our ability to generate cash flow.

We depend on outside suppliers and original equipment manufacturers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off-shore sources. We also have OEM partners that supply truck chassis used in our truck upfitting operations across both segments. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. In addition, as was the case in 2019 and 2018, an OEM may encounter difficulties and may be unable to deliver truck chassis according to our production needs, which may result in the deferral of sales to future periods. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products, components or truck chassis from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end-user sales, which could have an adverse effect on our business and financial condition.

We have continued to increase the number of our off-shore suppliers. Our increased reliance on off-shore sourcing may cause our business to be more susceptible to the impact of natural disasters, global health epidemics, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, a weakening of the dollar over an extended period of time and other uncontrollable factors such as changes in foreign regulation, tariffs or economic conditions. In addition, reliance on off-shore suppliers may make it more difficult for us to respond to sudden changes in demand because of the longer lead time to obtain components from off-shore sources. We may be unable to mitigate this risk by stocking sufficient materials to satisfy any sudden or prolonged surges in demand for our products. If we cannot satisfy demand for our products in a timely manner, our sales could suffer as distributors can cancel purchase orders without penalty until shipment.

The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline.

Steel is a significant raw material used to manufacture our products. During each of 2019, 2018 and 2017, our raw steel purchases were approximately 10% of our revenue. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs and other trade restrictions. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the Unites States. In January 2020, the President of the United States announced that the scope of the existing tariffs on steel would be expanded in early 2020. Steel prices are volatile and may also increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions are weak and our distributors and end-users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

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

We are heavily dependent on our senior management team. If we are unable to retain, attract, and motivate qualified employees, it may adversely affect our business.

Our continued success depends on the retention, recruitment and continued contributions of key management, finance, sales and marketing personnel, some of whom could be difficult to replace. Our success is largely dependent upon our senior management team. The loss of any one or more of such persons could have an adverse effect on our business and financial condition. Our ability to implement our business plan is dependent on our retaining, hiring, and training a large number of qualified employees every year. Our results of operations could be adversely affected by increased costs due to higher competition for employees, higher employee turnover, or increased employee benefit costs.

We are subject to complex laws and regulations, including environmental and safety regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to certain federal, state and local laws and regulations relating to, among other things, climate change, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non-hazardous substances and materials into the environment, the manufacturing of motor vehicle accessories and employee health and safety. We cannot be certain that existing and future laws and regulations and their interpretations will not harm our business or financial condition. We currently make and may be required to make large and unanticipated capital expenditures to comply with environmental and other regulations, such as:

●	Applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration;
●	Reclamation and remediation and other environmental protection; and
●	Standards for workplace safety established by the Occupational Safety and Health Administration.

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2019, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non-compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

●	Product liability claims;
●	Personal injuries;
●	Investigation and remediation of environmental contamination and other governmental sanctions such as fines and penalties; and
●	Other environmental damages.

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

Our end-user base in our Work Truck Attachments segment is highly concentrated among professional snowplowers, who comprise over 50% of our end-users, many of whom are individual landscapers who remove snow during the winter and landscape during the rest of the year, rather than large, well-capitalized corporations. These end-users often depend upon credit to purchase our Work Truck Attachments products. If credit is unavailable on favorable terms or at all, these end-users may not be able to purchase our Work Truck Attachments products from our distributors, which would in turn reduce sales and adversely affect our results of operations and ability to generate cash flow.

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

Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 19 years of remaining life. Our patent applications date from 2000 through 2019.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 48 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®,  BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 12 Canadian registered trademarks, 5 European trademarks, 68 U.S. issued patents, 8 Canadian patents and 5 Chinese and 2 Mexican trademarks.  Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

In our Work Truck Attachments segment, we primarily compete with regional manufacturers of snow and ice control equipment for light trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. Additionally, in our Work Truck Solutions segment, we compete with other market leaders in the municipal snow and ice manufacturing and truck upfit industries. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for light trucks are The Toro Company (the manufacturer of the Boss brand of snow and ice control equipment) and Meyer Products LLC, and accordingly represent our primary competitors for light truck market share for our Work Truck Attachments segment.   Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for heavy trucks are Monroe and Viking, and accordingly represent our primary competitors for heavy truck market share for our Work Truck Solutions segment.  Management believes that, other regional market leaders in the truck upfitting industry are Knapheide, Reading, Palfleet and Autotruck, and accordingly represent our primary competitors for the upfit market share for our Work Truck Solutions segment.

The statements regarding our industry, market positions and market share in this filing are based on our management’s estimates and assumptions. While we believe such statements are reasonable, such statements have not been independently verified.

Information contained in this Annual Report on Form 10-K concerning the snow and ice control equipment and truck upfitting industries, our general expectations concerning these industries and our market positions and other market share data regarding the industries are based on estimates our management prepared using end-user surveys, anecdotal data from our distributors and distributors that carry our competitors’ products, our results of operations and management’s past experience, and on assumptions made, based on our management’s knowledge of this industry, all of which we believe to be reasonable. These estimates and assumptions are inherently subject to uncertainties, especially given the year-to-year variability of snowfall and the difficulty of obtaining precise information about our competitors, and may prove to be inaccurate. In addition, we have not independently verified the information from any third-party source and thus cannot guarantee its accuracy or completeness, although management also believes such information to be reasonable. Our actual operating results may vary significantly if our estimates and outlook concerning the industry, snowfall patterns, our market positions or our market shares turn out to be incorrect.

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

As of December 31, 2019, we had approximately $246.6 million of senior secured indebtedness, no outstanding borrowings under our revolving credit facility and $99.4 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

Our indebtedness could have important consequences, including the following:

●	We could have difficulty satisfying our debt obligations, and if we fail to comply with these requirements, an event of default could result;

●	We may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the cash flow available to pay dividends or fund working capital, capital expenditures and other general corporate activities;
●	Covenants relating to our indebtedness may restrict our ability to make distributions to our stockholders;
●	Covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities, which may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	We may be more vulnerable to general adverse economic and industry conditions;
●	We may be placed at a competitive disadvantage compared to our competitors with less debt; and
●	We may have difficulty repaying or refinancing our obligations under our senior credit facilities on their respective maturity dates.

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

Our senior credit facilities contain, and future debt instruments to which we may become subject may contain, covenants that limit our ability to engage in activities that could otherwise benefit our company. Under the credit facilities, these covenants include restrictions on our ability to:

●	incur, assume or permit to exist additional indebtedness or contingent obligations;
●	incur liens and engage in sale and leaseback transactions;
●	make loans and investments in excess of agreed upon amounts;
●	declare dividends, make payments or redeem or repurchase capital stock in excess of agreed upon amounts and subject to certain other limitations;
●	engage in mergers, acquisitions and other business combinations;

●	prepay, redeem or purchase certain indebtedness or amend or alter the terms of our indebtedness;
●	sell assets;
●	make further negative pledges;
●	create restrictions on distributions by subsidiaries;
●	change our fiscal year;
●	engage in activities other than, among other things, incurring the debt under our new senior credit facilities and the activities related thereto, holding our ownership interest in Douglas Dynamics, LLC, making restricted payments, including dividends, permitted by our senior credit facilities and conducting activities related to our status as a public company;
●	amend or waive rights under certain agreements;
●	transact with affiliates or our stockholders; and
●	alter the business that we conduct.

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

We may face risk associated with the discontinuation of and transition from London Interbank Offered Rate (LIBOR) as a benchmark interest rate.

The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. LIBOR may ultimately be discontinued as of the year ending 2021. The discontinuation of LIBOR would require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which could impact our cost of funds and access to the capital markets, which may in turn impact our results of operations and cash flows.

Provisions of Delaware law and our charter documents could delay or prevent an acquisition of us, even if the acquisition would be beneficial to you.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

●	the absence of cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election;
●	the ability of our Board of Directors to issue preferred stock with voting rights or with rights senior to those of our common stock without any further vote or action by the holders of our common stock;
●	the division of our Board of Directors into three separate classes serving staggered three-year terms;
●	the ability of our stockholders to remove our directors is limited to cause and only by the vote of at least 66 2/3% of the outstanding shares of our common stock;
●	the prohibition on our stockholders from acting by written consent and calling special meetings;
●	the requirement that our stockholders provide advance notice when nominating our directors or proposing business to be considered by the stockholders at an annual meeting of stockholders; and
●	the requirement that our stockholders must obtain a 66 2/3% vote to amend or repeal certain provisions of our certificate of incorporation.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our significant facilities by location, ownership, and function as of December 31, 2019 are as follows:

Location	Ownership	Products / Use
Milwaukee, Wisconsin	Owned	Corporate headquarters, Work Truck Attachments
Albany, New York	Leased	Work Truck Solutions
Baltimore, Maryland (1)	Leased	Work Truck Solutions
Bucyrus, Ohio	Leased	Work Truck Solutions
Chalfont, Pennsylvania	Leased	Work Truck Solutions
Cinnaminson, New Jersey	Leased	Work Truck Solutions
Fulton, Missouri	Leased	Work Truck Solutions
Huntley, Illinois	Owned	Work Truck Solutions
Kansas City, Missouri	Leased	Work Truck Solutions
Kenvil, New Jersey	Leased	Work Truck Solutions
Kings Park, New York (1)	Leased	Work Truck Solutions
Madison Heights, Michigan	Owned	Work Truck Attachments
Manchester, Iowa	Owned	Work Truck Solutions
Manchester, Iowa	Leased	Work Truck Solutions
Queensbury, New York	Leased	Work Truck Solutions
Rockland, Maine	Owned	Work Truck Attachments
Smithfield, Rhode Island	Leased	Work Truck Solutions
Watertown, New York	Leased	Work Truck Solutions
China	Leased	Sourcing Office

(1) – Two facilities.

Item 3.  Legal Proceedings

In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any environmental-related claims or legal matters.  We had litigation proceeds of $0.2 million in the year ended December 31, 2019 due to a settlement related to the successful conclusion of a patent infringement lawsuit. We had litigation proceeds of $1.3 million in the year ended December 31, 2017 due to a settlement related to the successful conclusion of a patent infringement lawsuit against Meyer Products, LLC.

Item 4.  Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

On January 1, 2019, James L. Janik became Executive Chairman of the Company. Also on January 1, 2019, Robert McCormick became President and Chief Executive Officer of the Company and a member of the Company’s Board of Directors. Mr. Janik has announced his intention to retire as an executive officer of our Company as of April 28, 2020, immediately following the Company’s annual meeting of shareholders.

Our executive officers as of February 25, 2020 were as follows:

Name	Age	Position
Robert McCormick	59	President and Chief Executive Officer
James Janik	63	Executive Chairman
Sarah Lauber	48	Chief Financial Officer & Secretary
Keith Hagelin	59	President, Commercial Snow & Ice
Jonathon Sievert	44	President, Work Truck Solutions

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

Jonathon Sievert has been serving as our President, Work Truck Solutions, since March, 2019. Prior to his role as President, Work Truck Solutions, Mr. Sievert served President, Municipal Snow & Ice from March 2017 to March 2019 and as our Senior Vice President, Operations, Municipal Snow & Ice, from July 2015 to March 2017.

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

At February 25, 2020, there were 60 registered record holders of our Common Stock.

In accordance with our dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. We paid quarterly dividends to the holders of our Common Stock in 2018 and 2019.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2015 and December 31, 2019, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2015 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

350.00
300.00
250.00
200.00
150.00
100.00
50.00
Dollars
1/1/2015
3/1/2015
5/1/2015
7/1/2015
9/1/2015
11/1/2015
1/1/2016
3/1/2016
5/1/2016
7/1/2016
9/1/2016
11/1/2016
1/1/2017
3/1/2017
5/1/2017
7/1/2017
9/1/2017
11/1/2017
1/1/2018
3/1/2018
5/1/2018
7/1/2018
9/1/2018
11/1/2018
1/1/2019
3/1/2019
5/1/2019
7/1/2019
9/1/2019
11/1/2019
Douglas Dynamics, Inc.
Dow Jones Industrial Average
Russell 2000

We did not sell any equity securities during 2019 in offerings that were not registered under the Securities Act.

Item 6.  Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2018 and 2019 and for the years ended December 31, 2017, 2018 and 2019 are derived from our audited consolidated financial statements.

The selected historical consolidated financial data as of December 2015, 2016 and 2017 and for the years ended December 31, 2015 and 2016 is derived from our historical financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	As of December 31, (3)
	2015	2016	2017	2018	2019
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$36,844	$18,609	$36,875	$27,820	$35,665
Total current assets	163,089	176,435	198,113	199,095	211,528
Total assets	497,012	666,173	685,176	676,193	705,695
Total current liabilities	41,733	51,392	80,783	79,068	78,103
Total debt	186,472	313,588	310,830	278,081	245,787
Total liabilities	296,516	445,710	428,498	393,437	392,532
Total shareholders' equity	200,496	220,463	256,678	282,756	313,163

	For the year ended December 31, (1)
	2015	2016	2017	2018	2019
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Total sales	$400,408	$416,268	$474,927	$524,067	$571,710
Gross profit	132,863	133,974	143,086	154,890	168,817
Income from operations (2)	78,418	69,808	70,808	73,460	86,573
Income tax expense (benefit)	22,087	24,687	(2,409)	11,854	13,451
Net income	44,176	39,009	55,324	43,905	49,166
Net income per basic share	$1.95	$1.71	$2.42	$1.91	$2.13
Net income per diluted share	$1.94	$1.70	$2.40	$1.89	$2.11
Cash dividends paid per common share	$0.89	$0.94	$0.96	$1.09	$1.09

(1)	Amounts include the results of operations of Dejana, which we acquired in 2016.
(2)	Certain reclassifications have been made to the prior period financial statements to conform to the 2019 presentation. In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation-Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company adopted ASU No. 2017-07 during the quarter ended March 31, 2018 and applied it retrospectively. The adoption resulted in the reclassification of other net benefit costs from Selling, General and Administrative Expense to Other Expense, Net on the Consolidated Statements of Income of $717 for the year ended December 31, 2017, $690 for the year ended December 31, 2016, and $1,067 for the year ended December 31, 2015. The presentation in the table above has been updated to conform with the current year presentation.
(3)	Amounts in 2019 include operating lease assets and liabilities in conjunction with the adoption of ASU 2016-02.

	For the year ended December 31,
	2015	2016	2017	2018	2019
	(in thousands)
Other Data
Adjusted EBITDA	$96,536	$91,447	$90,927	$96,443	$108,105
Capital expenditures	$10,009	$9,830	$8,380	$9,848	$11,663

See “Non-GAAP Financial Measures” section in Item 7 below for a definition of Adjusted EBITDA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2017, 2018 and 2019 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K.

Results of Operations

Operating Segments

During the first quarter of 2019, the Company reorganized its business segments to reflect a new operating structure as a result of a change in how the Company’s chief operating decision maker allocates resources, makes operating decisions and assesses the performance of the business. Under the revised reporting structure, the Company’s two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes our operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN®, and SNOWEX® brands.   As described under “Seasonality and Year-To- Year Variability,” the Work Truck Attachments segment is seasonal and, as a result, its results of operations can vary from quarter-to-quarter and from year-to-year.

Work Truck Solutions.  The Work Truck Solutions segment includes manufactured municipal snow and ice control products under the HENDERSON® brand and the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands.

See Note 17 to the Consolidated Financial Statements for information concerning individual segment performance for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

Overview

Although we diversified and expanded our portfolio with the acquisition of Dejana during the year ended December 31, 2016, snowfall is still the primary factor in evaluating our business results due to its significant impact on the results of operations of our Work Truck Attachments segment. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow-belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2019. During this period, snowfall averaged 3,046 inches, with the low in such period being 1,794 inches and the high being 4,502 inches. Meanwhile, over the last 10 years, snowfall averaged 3,237 inches for the snow periods ending March 31, 2010 through 2019.

During the six-month snow season ended March 31, 2019, snowfall was 3,154 inches, which was 3.5% higher than average. During the six-month snow season ended March 31, 2018, we experienced snowfall that was 9.6% higher than average.  During the six-month snow season ended March 31, 2017, we experienced snowfall that was 5.4% lower than average.  While snowfall trended above average the past two years based on historical averages from 1980 to 2019, snowfall was 2.6% below average compared to the average over the last 10 years. Additionally, the timing and location of snowfall can have an impact on our financial results. We believe the near-average snowfall in the year ended December 31, 2019 was the largest driver that positively impacted our business in 2019. We believe other factors had a positive impact, including positively trending light truck sales in 2019 and the continued successful integration of Dejana. In both 2018 and 2019, we encountered chassis availability issues with certain of our OEM partners, which negatively impacted our business, although in 2019 chassis predictability has improved when compared to the prior year.

The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2017, 2018 and 2019 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
	2017	2018	2019
	(in thousands)

Net sales	$474,927	$524,067	$571,710
Cost of sales	331,841	369,177	402,893
Gross profit	143,086	154,890	168,817
Selling, general, and administrative expense	60,877	69,958	71,288
Intangibles amortization	11,401	11,472	10,956
Income from operations	70,808	73,460	86,573
Interest expense, net	(18,336)	(16,943)	(16,782)
Litigation proceeds	1,275	-	200
Pension termination	-	-	(6,609)
Other expense, net	(832)	(758)	(765)
Income before taxes	52,915	55,759	62,617
Income tax expense (benefit)	(2,409)	11,854	13,451
Net income	$55,324	$43,905	$49,166

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2017	2018	2019

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.9%	70.4%	70.5%
Gross profit	30.1%	29.6%	29.5%
Selling, general, and administrative expense	12.8%	13.3%	12.5%
Intangibles amortization	2.4%	2.2%	1.9%
Income from operations	14.9%	14.1%	15.1%
Interest expense, net	(3.9%)	(3.2%)	(2.7%)
Litigation proceeds	0.3%	0.0%	0.1%
Pension termination	0.0%	0.0%	(1.4%)
Other expense, net	(0.2%)	(0.1%)	(0.1%)
Income before taxes	11.1%	10.8%	11.0%
Income tax expense (benefit)	(0.5%)	2.3%	2.4%
Net income	11.6%	8.5%	8.6%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Sales.  Net sales were $571.7 million for the year ended December 31, 2019 compared to $524.1 million in 2018, an increase of $47.6 million, or 9.1%. Net sales increased for the year ended December 31, 2019 primarily due to higher volumes driven by ongoing positive demand, price increases and improved chassis predictability.  See below for a discussion of net sales for each of our segments.

	For the year ended December 31,
	2017	2018	2019
Net sales
Work Truck Attachments	$238,889	$275,244	$293,630
Work Truck Solutions	236,038	248,823	278,080
	$474,927	$524,067	$571,710

Net sales at our Work Truck Attachment segment were $293.6 million for the year ended December 31, 2019 compared to $275.2 million in the year ended December 31, 2018, an increase of $18.4 million primarily due to strong sales during our preseason period and increased parts and accessories sales, as well as price recovery on higher material costs.

Net sales at our Work Truck Solutions segment were $278.1 million for the year ended December 31, 2019 compared to $248.8 million in the year ended December 31, 2018, an increase of $29.3 million due primarily to increased demand, including certain large fleet orders, price recovery on higher material costs, as well as continued improvements in chassis supply predictability when compared to the prior year.

Cost of Sales.  Cost of sales was $402.9 million for the year ended December 31, 2019 compared to $369.2 million in 2018, an increase of $33.7 million, or 9.1%. Cost of sales as a percentage of net sales increased slightly from 70.4% for the year ended December 31, 2018 to 70.5% for the year ended December 31, 2019. The slight increase in cost of sales in the year ended December 31, 2019 when compared to the year ended December 31, 2018 was primarily due to increased healthcare and labor costs, as well as a higher cost of sales as a percentage of sales for Work Truck Solutions products, which historically has operated at lower margins than the Work Truck Attachments segment, offset by operating efficiencies in the Work Truck Solutions segment.

Gross Profit.  Gross profit was $168.8 million for the year ended December 31, 2019 compared to $154.9 million in 2018, an increase of $13.9 million, or 9.0%, due to the increase in net sales described above under “—Net Sales.” As a percentage of net sales, gross profit decreased slightly from 29.6% for the year ended December 31, 2018 to 29.5% for the corresponding period in 2019, as a result of the factors discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense.  Selling, general and administrative expenses, including intangible asset amortization, were $82.2  million for the year ended December 31, 2019 compared to $81.4 million for the year ended December 31, 2018, an increase of $0.8 million, or 1.0%.  The increase compared to the year ended December 31, 2018 was primarily due to an increase in healthcare costs and an increase in variable compensation due to improved operating results, offset by a decrease in stock compensation expense related to plan design changes implemented in the prior year and planned management transitions that occurred in 2019, and a decrease in legal expenses related to a patent infringement case in the prior year. In addition, there were decreases in earnout expense of $0.4 million in the year ended December 31, 2019 compared to $0.9 million in the year ended December 31, 2018 driven by the earnout valuation adjustments in the respective periods. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, decreased from 15.5% for the year ended December 31, 2018 to 14.4% for the corresponding period in 2019.

Interest Expense. Interest expense was $16.8 million for the year ended December 31, 2019 compared to $16.9 million in the corresponding period in 2018. The slight decrease in interest expense for the year ended December 31, 2019 was primarily due to the reduction to the principal balance of the Term Loan Credit Agreement due to a $30.0 million voluntary prepayment made in February 2019, offset by an increase in interest expense on revolver borrowings of $0.4 million when compared to the prior year.

Pension Termination. Pension termination costs were $6.6 million in the year ended December 31, 2019, as a result of the Company successfully terminating its pension plans during the period. See Note 13 for additional information on the termination of the pension plans.

Income Tax Expense. Our effective combined federal and state tax rate for 2019 was 21.5% compared to 21.3% for 2018. The effective tax rate for the year ended December 31, 2019 is slightly higher than 2018 primarily due to a decrease in the release of reserves for uncertain tax positions of $0.5 million; $0.8 million in the year ended December 31, 2019 versus $1.3 million in the year ended December 31, 2018.  The Company also made a voluntary pension funding payment in the year ended December 31, 2018 of $7.0 million which was deducted in the Company’s tax returns for the year ended December 31, 2017 reducing taxable income for that period.   The increased pension funding deduction resulted in a tax benefit of $0.7 million, also decreasing the tax rate for the year ended December 31, 2018. The increase in effective tax rate was partially offset by decreases in the rate related to state rate changes driven by legislative changes in tax laws in one of the states in which we operate, and a benefit related to the increase in officer life insurance as a result of market performance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting the deferred taxes is the difference between book and tax amortization of goodwill and other intangible amortization.

Net Income.  Net income for the year ended December 31, 2019 was $49.2 million compared to net income of $43.9 million for 2018, an increase of $5.3 million. This increase was driven by the factors described above.

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

Net sales at our Work Truck Attachment segment were $275.2 million for the year ended December 31, 2018 compared to $238.9 million in the year ended December 31, 2017, an increase of $36.3 million primarily due to higher levels of snowfall in the snow season ended March 31, 2018 compared to the snow season ended March 31, 2017. Snowfall during the snow season ended March 31, 2018 were near historical averages, an increase compared to the snow season ended March 31, 2017, which saw below average snowfall levels.

Net sales at our Work Truck Solutions segment were $248.8 million for the year ended December 31, 2018 compared to $236.0 million in the year ended December 31, 2017, an increase of $12.8 million due primarily to increased demand from generally favorable macro-economic conditions and the inclusion of incremental sales from additional facilities of $5.3 million in the year ended December 31, 2018 versus 2017. Strong sales for work truck upfits were slightly offset by sales decreases in our municipal products, due to ongoing chassis supply availability issues.

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

Work Truck Solutions Segment Revenue Recognition

The Work Truck Solutions segment primarily participates in the truck and vehicle upfitting industry in the United States. Customers are billed separately for the truck chassis by the chassis manufacturer.  We only record sales for the amount of the upfit, excluding the truck chassis.   Generally, we obtain the truck chassis from the truck chassis manufacturer through either our floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer. Additionally, in some instances we upfit chassis which are owned by the end customer.  For truck chassis acquired through the floor plan agreement, we hold title to the vehicle from the time the chassis is received by us until the completion of the up-fit.  Under the bailment pool agreement, we do not take title to the truck chassis, but rather only hold the truck chassis on consignment.   We pay interest on both of these arrangements.  We record revenue in the same manner net of the value of the truck chassis in both our floor plan and bailment pool agreements. We do not set the price for the truck chassis, are not responsible for the billing of the chassis and do not have inventory risk in either the bailment pool or floor plan agreements. The Work Truck Solutions segment also has manufacturing operations of municipal snow and ice control equipment, where revenue is recognized upon shipment of equipment to the customer.

Revenues from the sales of the Work Truck Solutions products are recognized net of the truck chassis with the selling price to the customer recorded as sales and the manufacturing and up-fit cost of the product recorded as cost of sales. In these cases, we act as an agent as it do not have inventory or pricing control over the truck chassis.  Within the Work Truck Solutions segment, we also sell certain third-party products for which we act as an agent.  These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed description of our revenue recognition policies.

Goodwill

We perform an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  We have determined we have three reporting units, and all significant decisions are made on a company-wide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2019, 2018 and 2017 resulted in no adjustment to the carrying value of our goodwill.

Our goodwill balances could be impaired in future periods. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

●	a prolonged global economic crisis;
●	a decrease in the demand for our products;
●	the inability to develop new and enhanced products and services in a timely manner;
●	a significant adverse change in legal factors or in the business climate;
●	delays by our supplier and OEM partners in the production and delivery of products and components;
●	an adverse action or assessment by a regulator; and
●	successful efforts by our competitors to gain market share in our markets.

At December 31, 2019, our Work Truck Solutions consists of two reporting units; Municipal and Dejana. The Municipal reporting unit had goodwill of $47.8 million, an estimated fair market value of $139.8 million and an estimated carrying value of $100.0 million. The Dejana reporting unit had goodwill of $80.1 million, an estimated fair market value of $298.1 million and an estimated carrying value of $200.4 million. If we are unable to attain the financial projections used in the income approach used in calculating the fair value, or if there are significant market conditions impacting the market approach, including the factors noted above, our Work Truck Solutions segment goodwill could be at risk of impairment. We have initiated a comprehensive strategic plan which is focused on reducing expenses and improving margins at Work Truck Solutions. If the cost savings and other initiatives in this plan do not materialize, or if we experience delays by our supplier and OEM partners in the production and delivery of chassis, which could negatively affect our financial results, the Work Truck Solutions segment goodwill may be impaired. There were no indicators of impairment subsequent to the December 31, 2019 impairment test.

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

As of December 31, 2019, we had liquidity comprised of approximately $35.7 million in cash and cash equivalents and borrowing availability of approximately $99.4 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $15.0 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2017, 2018 and 2019.

	Year ended December 31,
Cash Flows (in thousands)	2017	2018	2019
Net cash provided by operating activities	$66,354	$58,181	$77,296
Net cash used in investing activities	(14,948)	(9,690)	(11,533)
Net cash used in financing activities	(33,140)	(57,546)	(57,918)

Increase (Decrease) in cash	$18,266	$(9,055)	$7,845

Sources and Uses of Cash

During the three-year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre-season shipping period.

The following table shows our cash and cash equivalents and inventories at December 31, 2017, 2018 and 2019.

	December 31,
	2017	2018	2019
	(in thousands)
Cash and cash equivalents	$36,875	$27,820	$35,665
Inventories	71,524	81,996	77,942

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

We had cash and cash equivalents of $35.7 million at December 31, 2019 compared to cash and cash equivalents of $27.8 million at December 31, 2018. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2018	2019	Change
Net cash provided by operating activities	$58,181	$77,296	$19,115	32.9%
Net cash used in investing activities	(9,690)	(11,533)	(1,843)	(19.0%)
Net cash used in financing activities	(57,546)	(57,918)	(372)	(0.6%)

Increase (Decrease) in cash	$(9,055)	$7,845	$16,900	186.6%

Net cash provided by operating activities increased $19.1 million from the year ended December 31, 2018 to the year ended December 31, 2019. The increase in cash provided by operating activities was due to $25.6 million in favorable working capital changes offset by a $6.5 million decrease in net income adjusted for reconciling items. The largest driver positively impacting cash flows was a decrease in inventory levels, which had been built-up in 2018 in anticipation of tariffs and rising prices.  Additionally, the Company made funding contributions of $7.0 million to its pension plans in 2018, compared to $0.5 million in 2019.

Net cash used in investing activities increased $1.8 million for the year ended December 31, 2019, compared to the corresponding period in 2018 due to the increase in capital expenditures.

Net cash used in financing activities increased $0.4 million for the year ended December 31, 2019 as compared to 2018.  The increase in cash used in financing activities was primarily the result of an increase in dividends paid, where the cash dividend increased from $0.265 per share to $0.2725 per share in 2019. In addition, the Company made voluntary payments on its Term Loan Credit Agreement of $30.0 million in both 2018 and 2019.

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

Net cash provided by operating activities was $77.3 million in the year ended December 31, 2019 as compared to $58.2 million in the year ended December 31, 2018. Free cash flow (as defined below) for the year ended December 31, 2019 was $65.8 million compared to $48.5 million in 2018, an increase in free cash flow of $17.3 million, or 35.7%. The increase in free cash flow is primarily a result of an increase in cash provided by operating activities of $19.1 million slightly offset by an increase in capital expenditures of $1.8 million, as discussed above under “Liquidity and Capital Resources.” Free cash flow for the year ended December 31, 2018 was $48.5 million compared to $58.8 million in 2017, a decrease in free cash flow of $10.3 million, or 17.5%. The decrease in free cash flow is primarily a result of a decrease in cash provided by operating activities of $8.2 million and an increase in capital expenditures of $2.1 million.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	For the year ended December 31,
	2017	2018	2019
	(in thousands)
Net cash provided by operating activities	$66,354	$58,181	$77,296
Acquisition of property and equipment	(7,563)	(9,690)	(11,533)
Free cash flow	$58,791	$48,491	$65,763

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, pension termination costs, stock based compensation, severance, loss on extinguishment of debt, loss on disposal of fixed assets related to facility relocations, litigation proceeds and certain purchase accounting expenses. We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

Adjusted EBITDA for the year ended December 31, 2019 was $108.1 million compared to $96.4 million in 2018, an increase of $11.7 million, or 12.1%. Adjusted EBITDA for the year ended December 31, 2018 was $96.4 million compared to $90.9 million in 2017, an increase of $5.5 million, or 6.1%. In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2015	2016	2017	2018	2019
	(in thousands)
Net income	$44,176	$39,009	$55,324	$43,905	$49,166

Interest expense—net	10,895	15,195	18,336	16,943	16,782
Income tax expense (benefit)	22,087	24,687	(2,409)	11,854	13,451
Depreciation expense	4,919	6,146	7,183	7,613	8,256
Amortization	7,362	10,596	11,401	11,472	10,956
EBITDA	89,439	95,633	89,835	91,787	98,611
Purchase accounting (1)	2,613	(1,003)	(1,786)	(900)	(417)
Stock based compensation	3,275	2,898	3,500	4,550	3,239
Litigation proceeds	-	(10,050)	(1,275)	-	(200)
Pension termination	-	-	-	-	6,609
Other charges (2)	1,212	3,969	653	1,006	263
Adjusted EBITDA	$96,539	$91,447	$90,927	$96,443	$108,105

(1)	Reflects $335 in earn out compensation expense related to TrynEx in the year ended December 31, 2015. Reflects $322 and $1,956 in earn out compensation expense related to Henderson and inventory step up related to Henderson included in cost of sales in the year ended December 31, 2015. Reflects ($1,301) and $173 in earn out compensation expense (benefit) related to TrynEx and Dejana, respectively in the year ended December 31, 2016. Reflects $125 in inventory step up related to Dejana included in cost of sales in the year ended December 31, 2016. Reflects $1,786 in reversal of earn-out compensation related to Dejana in the year ended December 31, 2017. Reflects $900 in reversal of earn-out compensation related to Dejana in the year ended December 31, 2018. Reflects $217 in reversal of earn-out compensation related to Henderson, and $200 in reversal of earn-out compensation related to Dejana in the year ended December 31, 2019.
(2)	Reflects expenses and accrual reversals for one time, unrelated legal, severance and consulting fees and loss on disposal of fixed assets related to facility relocation for the periods presented.

The following table presents Adjusted EBITDA by segment for the years ended December 31, 2019 and 2018.

	For the year ended December 31,
	2018	2019
Adjusted EBITDA
Work Truck Attachments	$80,396	$80,747
Work Truck Solutions	16,047	27,358
	$96,443	$108,105

Adjusted EBITDA at our Work Truck Attachment segment were $80.7 million for the year ended December 31, 2019 compared to $80.4 million in the year ended December 31, 2018, an increase of $0.3 million primarily due to increases in volume and price, somewhat offset by planned unfavorable pricing reductions on sales to the Work Truck Solutions segment in the year ended December 31, 2019.

                Adjusted EBITDA at our Work Truck Solutions segment were $27.4 million for the year ended December 31, 2019 compared to $16.0 million in the year ended December 31, 2018, an increase of $11.4 million due to higher volumes from improved chassis predictability, operational efficiencies, and lower spending, as well as planned favorable pricing reductions on purchases from Work Truck Attachments in the year ended December 31, 2019.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings per share (as defined by GAAP), excluding the impact of stock based compensation, pension termination costs, severance, litigation proceeds, non-cash purchase accounting adjustments, tax reform and certain charges related to certain unrelated legal fees and consulting fees, net of their income tax impact.  Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing our financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

	For the year ended December 31,
	2015	2016	2017	2018	2019
	(in thousands, except per share amounts)
Net income (GAAP)	$44,176	$39,009	$55,324	$43,905	$49,166
Adjustments:
- Purchase accounting (1)	2,613	(1,003)	(1,786)	(900)	(417)
- Stock based compensation	3,275	2,898	3,500	4,550	3,239
- Litigation proceeds	-	(10,050)	(1,275)	-	(200)
- Pension termination	-	-	-	-	6,609
- Other charges (2)	1,212	3,969	653	1,006	263
- Tax reform (3)	-	-	(22,452)	-	-
Tax effect on adjustments	(2,697)	1,592	(415)	(1,164)	(2,373)

Adjusted net income (non-GAAP)	$48,579	$36,415	$33,549	$47,397	$56,287

Weighted average common shares outstanding assuming dilution	22,341,775	22,480,679	22,587,648	22,704,856	22,813,711

Adjusted earnings per common share - dilutive (non-GAAP)	$2.13	$1.58	$1.45	$2.04	$2.42

GAAP diluted earnings per share	$1.94	$1.70	$2.40	$1.89	$2.11
Adjustments net of income taxes:
- Purchase accounting (1)	0.07	(0.03)	(0.05)	(0.03)	(0.02)
- Stock based compensation	0.09	0.07	0.09	0.15	0.11
- Litigation proceeds	-	(0.27)	(0.04)	-	-
- Pension termination	-	-	-	-	0.22
- Other charges (2)	0.03	0.11	0.02	0.03	-
- Tax reform (3)	-	-	(0.97)	-	-

Adjusted earnings per common share - dilutive (non-GAAP)	$2.13	$1.58	$1.45	$2.04	$2.42

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

2018. Reflects $217 in reversal of earn-out compensation related to Henderson, and $200 in reversal of earn-out compensation related to Dejana in the year ended December 31, 2019.
(2)	Reflects expenses and accrual reversals for one time, unrelated legal and consulting fees and loss on disposal of fixed assets related to facility relocation for the periods presented.
(3)	Reflects one-time benefit associated with U.S. tax reform.

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long-term debt and related interest. We have net unrecognized tax benefits of $1.6 million as of December 31, 2019. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2019.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$245,787	$22,143	$223,644	$-	$-
Operating leases - related parties (2)	16,679	2,280	4,597	4,651	5,151
Operating leases - third parties (3)	10,176	2,636	4,235	2,310	995
Interest on long-term debt (4)	23,077	11,598	11,479	-	-

Total contracted cash obligations	$295,719	$38,657	$243,955	$6,961	$6,146
(1)	Long-term debt obligation is presented net of discount of $0.8 million at December 31, 2019.
(2)	Relates to nine operating leases at Dejana upfitting and manufacturing facilities with related party affiliates.
(3)	Relates to real estate and equipment operating leases with third parties, including five operating leases for Henderson installation and distribution locations and two operating leases for Dejana locations.
(4)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2019.

Senior Credit Facilities

See Note 9 for a description of our senior credit facilities and other debt.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure where annual tax-deductible intangible and goodwill amortization expense may be utilized in the event we have sufficient taxable income to utilize such benefit. As we have previously acquired businesses possessing significant intangible assets and goodwill, we have created a favorable tax structure where income tax expense is greater than book amortization expense. We expect the deductibility of intangible assets and goodwill amortization expense to exceed book by approximately $4.1 million in the year ended December 31, 2020 if we have the taxable income to utilize such benefit.

Impact of Inflation

We do not believe that inflation risk is material to our business or our financial condition, results of operations or cash flows at this time. Historically, we have experienced normal raw material, labor and fringe benefit inflation. To date we have been able to fully offset this inflation by providing higher value products, which command higher prices. In previous years, including in 2018 and 2019 as a result of inflationary pressures due to tariffs, we have experienced significant increases in steel costs, but have been able to mitigate the effects of these increases through both temporary and permanent steel surcharges. See “Risk Factors— The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline”.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Year-To-Year Variability

While our Work Truck Solutions segment has limited seasonality and variability, our Work Truck Attachments segment is seasonal and also varies from year-to-year. Consequently, our Work Truck Attachments segment results of operations and financial condition vary from quarter-to-quarter and from year-to-year as well. In addition, because of this seasonality and variability, our Work Truck Attachments segment results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years.

Sales of our Work Truck Attachments segment products are significantly impacted by the level, timing and location of snowfall, with sales in any given year and region most heavily influenced by snowfall levels in the prior snow season (which we consider to begin in October and end in March) in that region. This is due to the fact that end-user demand for our Work Truck Attachments products is driven primarily by the condition of their snow and ice control equipment, and in the case of professional snowplowers, by their financial ability to purchase new or replacement snow and ice control equipment, both of which are significantly affected by snowfall levels. Heavy snowfall during a given winter causes usage of our Work Truck Attachments products to increase, resulting in greater wear and tear to our products and a shortening of their life cycles, thereby creating a need for replacement snow and ice control equipment and related parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement snow and ice control equipment prior to the following winter. To a lesser extent, sales of our Work Truck Attachments products are influenced by the timing of snowfall in a given winter. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our Work Truck Attachments segment’s end-users may respond to an early snowfall by purchasing replacement snow and ice control equipment during the current season rather than delaying purchases until after the season is over when most purchases are typically made by end-users.

We attempt to manage the seasonal impact of snowfall on our Work Truck Attachments segment revenues in part through our pre-season sales program, which involves actively soliciting and encouraging pre-season distributor orders in the second and third quarters by offering our distributors a combination of pricing, payment and freight incentives during this period. These pre-season sales incentives encourage our distributors to re-stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre-season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two-thirds over the last ten years) during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. By contrast, our revenue and operating results tend to be lowest during the first quarter as management believes our end-users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of our fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

Our Work Truck Attachments segment revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our Work Truck Attachments segment first quarter revenue has varied from approximately $18.0 million to approximately $33.9 million between 2015 and 2019. During the last five-year period, net income (loss) during the first quarter has varied from a net income of approximately $3.9 million to a net loss of approximately $0.9 million, with an average net income of $1.3 million.

While our Work Truck Attachments monthly working capital has averaged approximately $73.1 million from 2017 to 2019, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $97.1 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and selling, general and administrative expenditures to account for the year-to-year variability of our sales volumes.  Management currently estimates that consolidated annual fixed overhead expenses generally range from approximately $50.0 million in low sales volume years to approximately $70.0 million in high sales volume years. Further, management currently estimates that consolidated annual sales, general and administrative expenses other than amortization generally approximate $75.0 million, but can be reduced to approximately $65.0 million to maximize cash flow in low sales volume years, and can increase to approximately $85.0 million to maintain customer service and responsiveness in high sales volume years.

Additionally, although modest, our annual capital expenditure requirements, which are normally budgeted around 2-3% of net sales, can be temporarily reduced by up to approximately 40% in response to actual or anticipated decreases in sales volumes. If we are unsuccessful in our asset management initiatives, the seasonality and year-to-year variability effects on our business may be compounded and in turn our results of operations and financial condition may suffer.

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

As of December 31, 2019, we had outstanding borrowings under our term loan of $245.8 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2019 by $0.0 million, $0.0 million and $0.0 million, respectively. On June 13, 2019 we entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175.0 million effective for the period May 31, 2019 through May 31, 2024. The interest rate swap is accounted for as a cash flow hedge. We may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, we will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR (with a LIBOR floor of 1.0%). The interest rate swap replaced four interest rate swaps that we had entered into in 2015 and 2018, which are described in further detail below.

We previously entered into interest rate swap agreements on February 20, 2015 to reduce our exposure to interest rate volatility. The three interest rate swap agreements had notional amounts of $45.0 million, $90.0 million and $135.0 million effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively.  On February 5, 2018, we entered into additional interest rate swap agreements to reduce oue exposure to interest rate volatility. The two interest rate swap agreements had notional amounts of $50.0 million and $150.0 million effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The interest rates swaps were accounted for as cash flow hedges.  Under the interest rate swap agreement, effective as of December 31, 2015, we either received or made payments on a monthly basis based on the differential between 1.860% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement, effective as of March 29, 2018, we would either receive or make payments on a monthly basis based on the differential between 2.670% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement, effective as of March 31, 2020, we would either receive or make payments on a monthly basis based on the differential between 2.918% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, w would either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, we would either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR.  The above four interest rate swaps were terminated on June 13, 2019 and replaced with the new interest rate swap described in the prior paragraph. As of the termination date, the swaps had a value of $6.0 million included in accumulated other comprehensive loss that will be reclassified to earnings over the period of the terminated hedged transactions.

The interest rate swap’s negative fair value at December 31, 2019 was $6.7 million, of which $1.5 million and $5.2 million are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.

As of December 31, 2019, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2019 by $0.2 million, $0.3 million and $0.4 million, respectively.

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

The financial statements are included in this report beginning on page F-2.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2019.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect such controls.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information included under the captions “Election of Directors” and “Board of Directors and Corporate Governance” in the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report (the “Proxy Statement”), is hereby incorporated by reference. The information required by Item 10 with respect to our Executive Officers is included in Part I of this Annual Report on Form 10-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2019.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity Compensation plans approved by security holders (1):
2010 Stock Incentive Plan (2):	112,447	$ -	834,936
Equity compensation plans not approved by security holders	-	-	-
Total	112,447	$ -	834,936
(1)	Excludes 219,348 shares of restricted stock previously granted under the 2010 Stock Incentive Plan.
(2)	Calculated excluding the 112,447 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share unit awards and have no exercise price.

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

See “Index to Consolidated Financial Statements” on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2 through F-4 and the Consolidated Financial Statements beginning on page F-5, all of which are incorporated herein by reference.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information required in these schedules is included in the Notes to the Consolidated Financial Statements.

(3)	Exhibits:

See “Exhibit Index” of this Form 10-K, beginning on the following page.

Item 16.  Form 10-K Summary

Not applicable

Exhibit Index

Exhibit Number	Title
2.1

Asset Purchase Agreement, dated May 6, 2013 by and between Acquisition Tango LLC, TrynEx, Inc. and shareholders of TrynEx, Inc. named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed May 6, 2013 (File No. 001-34728)].

2.2

First Amendment, dated August 6, 2013, to the Asset Purchase Agreement dated May 6, 2013 by and between TrynEx International LLC, Apex International, Inc. and shareholders of Apex International, Inc. named therein [Incorporated by reference to Exhibit 2.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed August 5, 2013 (File No. 001-34728)].

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

3.1

Fourth Amended and Restated Certificate of Incorporation of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.3 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

3.2

Fourth Amended and Restated Bylaws of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on January 4, 2019 (File No. 001-34728)].

4.1*	Description of Registrant’s Securities
10.1

Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2014, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc. (as successor by merger to DDIZ Acquisition, Inc.), and Henderson Products, Inc., as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Wells Fargo Bank, N.A., as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Wells Fargo Bank, N.A., as syndication agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed January 6, 2015 (File No. 001-34728)].

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
10.3

Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2014, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc. (as successor by merger to DDIZ Acquisition, Inc.), and Henderson Products, Inc., as guarantors, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and Wells Fargo Bank, N.A., as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, N.A., as syndication agent [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed January 6, 2015 (File No. 001-34728)].

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

10.18#

Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.16 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333- 164590)].

10.19#

Form of Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.18 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.20#

Form of Management Non-Qualified Stock Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.19 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.21#

Form of Amended and Restated Management Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.20 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

Exhibit Number	Title
10.22#

Form of Non-Employee Director Non-Qualified Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.21 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.23#

Form of Amended and Restated Non-Employee Director Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10.22 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.24#

Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.23 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333- 164590)].

10.25#

Form of Second Amended and Restated Management Incentive Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.24 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.26#

Amended and Restated Non-Qualified Option Agreement under Douglas Dynamics, Inc. 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik, dated March 31, 2004 [Incorporated by reference to Exhibit 10.25 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333- 164590)].

10.27#

Form of Second Amended and Restated Non-Qualified Option Agreement under Douglas Dynamics, Inc. Amended and Restated 2004 Stock Incentive Plan between Douglas Dynamics, Inc. and James L. Janik [Incorporated by reference to Exhibit 10.26 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.28#	Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].
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

10.31#

Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.33 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.32#

Alternative Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.33#

Form of Restricted Stock Units Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.35 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.34#

Form of Nonqualified Stock Option Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.35#

Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333- 164590)].

10.36#

Form of Restricted Stock Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.37#

Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

Exhibit Number	Title
10.38#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.39#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.40#

Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2011 (File No. 001-34728)].

10.41#

Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2012 (File No. 001-34728)].

10.42#

Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2012 (File No. 001-34728)].

10.43#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2013 (File No. 001-34728)].

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

10.47#

Amended and Restated Employment Agreement between James L. Janik and Douglas Dynamics, LLC, effective February 22, 2019 [Incorporated by reference to Exhibit 10.47 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018 (File No. 001-34728)].

10.48#

Amended and Restated Employment Agreement between Robert M. McCormick and Douglas Dynamics, LLC, effective February 22, 2019 [Incorporated by reference to Exhibit 10.48 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018 (File No. 001-34728)].

10.49#	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2019.
21.1*	Subsidiaries of Douglas Dynamics, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Proxy Statement for the 2020 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2019; except to the extent specifically incorporated by reference, the Proxy Statement for the 2020 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#	A management contract or compensatory plan or arrangement.
*	Filed herewith.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2020.

DOUGLAS DYNAMICS, INC.

By:	/s/ Robert McCormick
Robert McCormick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2020.

/s/ Robert McCormick Robert McCormick	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Sarah Lauber Sarah Lauber	Chief Financial Officer & Secretary (Principal Financial Officer)

/s/ Jon J. Sisulak Jon J. Sisulak	Corporate Controller, Assistant Secretary (Controller)
/s/ James L. Janik James L. Janik	Executive Chairman and Director
/s/ Margaret S. Dano Margaret S. Dano	Director

/s/ Kenneth W. Krueger Kenneth W. Krueger	Director

/s/ James L. Packard James L. Packard	Director

/s/ James D. Staley James D. Staley	Director

/s/ Donald W. Sturdivant Donald W. Sturdivant	Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Douglas Dynamics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of  income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company has changed its method of accounting for leases due to adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Dejana and Municipal Reporting Units - Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable by comparing the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units by using a weighted average of the fair values indicated by the income approach, which is the present value of expected cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which uses market multiples of companies in similar lines of business. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, tax, depreciation and amortization (“EBITDA”) margins, and the selection of discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of EBITDA multiples (“market multiples”). Changes in these assumptions could have significant impacts on the fair values of the reporting units, the amount of any goodwill impairment charge, or both. The goodwill balance was $241 million as of December 31, 2019 and 2018, of which $80.1 million was allocated to the Dejana reporting unit (“Dejana”) and $47.8 million was allocated to the Municipal reporting unit (“Municipal”). The fair values of the Dejana and Municipal reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.

Given the significant estimates and assumptions management makes to estimate the fair value and considering the sensitivity of Dejana and Municipal’s operations to changes in demand and efficiency of operations, performing audit procedures to evaluate the reasonableness of these assumptions related to future revenue growth, EBITDA margin, the selection of discount rates, and the market multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues and EBITDA margins (“forecasts”), market multiples, and selection of the market multiples and discount rates for the Dejana and Municipal reporting units included the following, among others:

●	We tested the effectiveness of internal controls over goodwill, including those related to management’s revenue growth and EBITDA margin assumptions as well as the selection of market multiples and the discount rates.

●	We evaluated management’s ability to accurately forecast revenue and EBITDA margin by performing a retrospective review of prior forecasts compared to actual results.
●	We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports of the Company and companies in its peer group.
●	With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
●	With the assistance of our fair value specialists, we evaluated the market multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to management’s identified peer companies. We considered the reasonableness of the identified peer companies.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 25, 2020

We have served as the Company's auditor since 2017.

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$35,665	$27,820
Accounts receivable, net	87,871	81,485
Inventories	77,942	81,996
Inventories - truck chassis floor plan	6,539	4,204
Prepaid and other current assets	3,511	3,590
Total current assets	211,528	199,095
Property, plant and equipment, net	58,444	55,195
Goodwill	241,006	241,006
Other intangible assets, net	163,722	174,678
Operating leases - right of use asset	22,557	-
Other long-term assets	8,438	6,219
Total assets	$705,695	$676,193

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$16,113	$18,703
Accrued expenses and other current liabilities	26,496	23,306
Floor plan obligations	6,539	4,204
Operating lease liability - current	3,822	-
Income tax payable	2,990	106
Current portion of long-term debt	22,143	32,749
Total current liabilities	78,103	79,068
Retiree health benefit obligation	6,338	6,240
Pension obligation	-	2,129
Deferred income taxes	47,211	48,198
Long-term debt, less current portion	222,081	242,946
Operating lease liability - noncurrent	18,981	-
Other long-term liabilities	19,818	14,856
Commitments and contingencies (Note 16)
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,795,412 and 22,700,991 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	228	227
Additional paid-in capital	155,001	151,813
Retained earnings	160,748	136,765
Accumulated other comprehensive loss, net of tax	(2,814)	(6,049)
Total shareholders' equity	313,163	282,756
Total liabilities and shareholders' equity	$705,695	$676,193

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2019	2018	2017
Net sales	$571,710	$524,067	$474,927
Cost of sales	402,893	369,177	331,841
Gross profit	168,817	154,890	143,086
Selling, general, and administrative expense	71,288	69,958	60,877
Intangibles amortization	10,956	11,472	11,401
Income from operations	86,573	73,460	70,808
Interest expense, net	(16,782)	(16,943)	(18,336)
Litigation proceeds	200	-	1,275
Pension termination	(6,609)	-	-
Other expense, net	(765)	(758)	(832)
Income before taxes	62,617	55,759	52,915
Income tax expense (benefit)	13,451	11,854	(2,409)
Net income	$49,166	$43,905	$55,324
Earnings per share:
Basic earnings per common share attributable to common shareholders	$2.13	$1.91	$2.42
Earnings per common share assuming dilution attributable to common shareholders	$2.11	$1.89	$2.40
Cash dividends declared and paid per share	$1.09	$1.06	$0.96

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended December 31,
	2019	2018	2017
Net income	$49,166	$43,905	$55,324
Other comprehensive income (loss):
Adjustment for pension and postretirement benefit liability, net of tax of ($94) in 2019, ($558) in 2018 and ($140) in 2017	351	1,568	233
Pension termination, net of tax of ($2,237) in 2019	6,380	-	-
Adjustment for interest rate swap, net of tax of $1,211 in 2019, ($64) in 2018 and $88 in 2017	(3,496)	84	(133)
Total other comprehensive income, net of tax	3,235	1,652	100
Comprehensive income	$52,401	$45,557	$55,424

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total

Balance at December 31, 2016	22,501,640	$225	$144,523	$82,387	$(6,672)	$220,463
Net income	—	—	—	55,324	—	55,324
Dividends paid	—	—	—	(21,974)	—	(21,974)
Prior period adjustment	—	—	187	—	—	187
Adjustment for pension and postretirement benefit liability, net of tax of ($140)	—	—	—	—	233	233
Adjustment for interest rate swap, net of tax of $88	—	—	—	—	(133)	(133)
Shares withheld on restricted stock vesting	—	—	(923)	—	—	(923)
Stock based compensation	89,257	1	3,500	—	—	3,501
Balance at December 31, 2017	22,590,897	$226	$147,287	$115,737	$(6,572)	$256,678
Net income	—	—	—	43,905	—	43,905
Dividends paid	—	—	—	(24,383)	—	(24,383)
Impact due to adoption of ASC 2014-09 (revenue recognition)	—	—	—	377	—	377
Adoption of ASU 2018-02 (reclassification of tax effects)	—	—	—	1,129	(1,129)	-
Adjustment for pension and postretirement benefit liability, net of tax of ($558)	—	—	—	—	1,568	1,568
Adjustment for interest rate swap, net of tax of ($64)	—	—	—	—	84	84
Shares withheld on restricted stock vesting	—	—	(23)	—	—	(23)
Stock based compensation	110,094	1	4,549	—	—	4,550
Balance at December 31, 2018	22,700,991	$227	$151,813	$136,765	$(6,049)	$282,756
Net income	—	—	—	49,166	—	49,166
Dividends paid	—	—	—	(25,183)	—	(25,183)
Adjustment for pension and postretirement benefit liability, net of tax of ($94)	—	—	—	—	351	351
Adjustment for interest rate swap, net of tax of $1,211	—	—	—	—	(3,496)	(3,496)
Pension termination, net of tax of ($2,237)	—	—	—	—	6,380	6,380
Shares withheld on restricted stock vesting	—	—	(50)	—	—	(50)
Stock based compensation	94,421	1	3,238	—	—	3,239
Balance at December 31, 2019	22,795,412	$228	$155,001	$160,748	$(2,814)	$313,163

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2019	2018	2017
Operating activities
Net income	$49,166	$43,905	$55,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,212	19,085	18,584
Amortization of deferred financing costs and debt discount	1,214	1,214	1,214
Loss on disposal of fixed assets	-	185	-
Stock-based compensation	3,239	4,550	3,500
Provision for losses on accounts receivable	1,361	531	1,475
Deferred income taxes	(2,123)	9,551	(15,242)
Earnout liability	(417)	(900)	(1,786)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,747)	(511)	(1,154)
Inventories	4,054	(12,347)	894
Prepaid assets, refundable income taxes and other assets	(2,140)	(1,114)	65
Accounts payable	(2,562)	3,039	(2,487)
Accrued expenses and other current liabilities	6,491	312	5,481
Benefit obligations and other long-term liabilities	7,548	(9,319)	486
Net cash provided by operating activities	77,296	58,181	66,354
Investing activities
Capital expenditures	(11,533)	(9,690)	(7,563)
Acquisition of businesses	-	-	(7,385)
Net cash used in investing activities	(11,533)	(9,690)	(14,948)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(50)	(23)	(923)
Payments of financing costs	-	-	(1,608)
Earnout payment	-	-	(5,487)
Dividends paid	(25,183)	(24,383)	(21,974)
Repayment of long-term debt	(32,685)	(33,140)	(3,148)
Net cash provided used in financing activities	(57,918)	(57,546)	(33,140)
Change in cash and cash equivalents	7,845	(9,055)	18,266
Cash and cash equivalents at beginning of year	27,820	36,875	18,609
Cash and cash equivalents at end of year	$35,665	$27,820	$36,875
Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$44,929	$38,129	$45,472
Pension settlement	$6,609	$-	$-
Supplemental disclosure of cash flow information
Income taxes paid	$13,283	$8,465	$6,607
Interest paid	$15,779	$15,878	$17,224

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

Douglas Dynamics, Inc. (the “Company,”) is a premier manufacturer and upfitter of commercial vehicle attachments and equipment. The Company’s portfolio includes snow and ice management attachments sold under the BLIZZARD®, FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands, turf care equipment under the TURFEX® brand, and industrial maintenance equipment under the SWEEPEX® brand.  The Company’s portfolio also includes the up-fit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands. The Company is headquartered in Milwaukee, WI and currently owns manufacturing and upfit facilities in Milwaukee, WI, Manchester Iowa, Rockland, ME,  Madison Heights, MI and Huntley, IL. The Company also leases fifteen manufacturing and upfit facilities located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island.  Additionally, the Company operates a sourcing office in China.

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. During the first quarter of 2019, the Company reorganized its business segments to reflect a new operating structure as a result of a change in how the Company’s chief operating decision maker allocates resources, makes operating decisions and assesses the performance of the business. Financial information regarding these segments is in Note 17 to the Consolidated Financial Statements.

Recently adopted accounting standards

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

As allowed under Topic 842, the Company has adopted the following practical expedients:

●	Practical expedient package, which allows the following:
o	To not reassess whether any expired or existing contracts is or contains a lease.
o	To not reassess the lease classification of any expired or existing leases.
o	To not reassess the initial direct costs for any existing lease.

●	Short-term lease practical expedient
o	Allows the Company not to apply the recognition requirements in ASC 842 to short-term leases for all asset classes. Short term leases are leases that, at commencement date, have a

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2019, 2018 and 2017
(Dollars in Thousands Except Per Share Data)

term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

●	Separating lease components practical expedient
o	Allows the Company not to separate lease components form nonlease components for all asset classes and instead account for each separate lease and the nonlease components associated with that lease component as a single lease component.

See Note 22 for a summary of recent accounting pronouncements not yet adopted and the Company’s evaluation of their impact on the financial statements.

2. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Douglas Dynamics, Inc. and its direct wholly-owned subsidiary, Douglas Dynamics, L.L.C., and its wholly-owned subsidiaries, Douglas Dynamics Finance Company (an inactive subsidiary), Fisher, LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc. and Dejana Truck & Utility Equipment Company, LLC (hereinafter collectively referred to as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2019, 2018 and 2017, distributors financed purchases of $8,644, $8,497 and $7,115 through this financing program, respectively. At both December 31, 2019 and December 31, 2018, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by distributors to the third party financing company under this program at December 31, 2019 and 2018 was $7,127 and $7,756, respectively. The Company was not required to repurchase any repossessed inventory for the years ended December 31, 2019, 2018 and 2017.

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

The Company previously entered into three interest rate swap agreements during the first quarter of 2015 with notional amounts of $45,000, $90,000 and $135,000 effective for the periods December 31, 2015 through March 29, 2018, March 29, 2018 through March 31, 2020 and March 31, 2020 through June 30, 2021, respectively. On February 5, 2018, the Company entered into additional interest rate swap agreements to reduce its exposure to interest rate volatility. The two interest rate swap agreements had notional amounts of $50,000 and $150,000 effective for the periods December 31, 2018 through June 30, 2021 and June 30, 2021 through December 10, 2021, respectively. The interest rate swap agreements were accounted for as cash flow hedges.  Under the interest rate swap agreement, effective as of December 31, 2015 the Company either received or made payments on a  monthly basis based on the differential between 1.860% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement, effective as of March 29, 2018 the Company would either receive or make payments on a monthly basis based on the differential between 2.670% and LIBOR (with a LIBOR floor of 1.0%).  Under the interest rate swap agreement effective as of March 31, 2020 the Company would either receive or make payments on a monthly basis based on the differential between 2.918% and LIBOR (with a LIBOR floor of 1.0%). Under the interest rate swap agreement effective as of December 31, 2018, the Company would either receive or make payments on a monthly basis based on the differential between 2.613% and LIBOR. Under the interest rate swap agreement effective as of June 30, 2021, the Company would either receive or make payments on a monthly basis based on the differential between 2.793% and LIBOR.

The negative fair value of the interest rate swap, net of tax, of ($5,023) and ($1,530) at December 31, 2019 and December 31, 2018, respectively,  is included in Accumulated other comprehensive loss on the balance sheet.   This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820 - Fair Value Measurements and Disclosures.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first-in, first-out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

The Company records inventories to include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 9.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2019 and 2018, the Company had $6,539 and $4,204 of chassis inventory and related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

The Company receives, on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis. The aggregate value of all bailment pool chassis on hand as of December 31, 2019 and 2018 was $28,645 and $15,197, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Leases

As of December 31, 2019, fifteen of the Company’s upfit and distribution centers were subject to a lease agreement.

In February 2016, the FASB issued ASU No. 2016-02 Leases: Amendments to the FASB Accounting Standards Codification. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 was effective for the Company beginning on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11 Leases: Targeted Improvements which allowed entities to apply the new lease standard at the adoption date, rather than at the earliest period presented. In transition, lessees and lessors are required to recognize and measure leases using a modified retrospective approach. The Company adopted the standard in the first quarter of fiscal 2019. See Note 7 for additional information the Company’s leases.

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

Depreciation expense was $8,256, $7,613, and $7,183 for the years ended December 31, 2019, 2018 and 2017, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $6,256, $6,032 and $5,222 for the years ended December 31, 2019, 2018 and 2017, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in results of operations.

Impairment of long-lived assets

Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long-lived assets were impaired as of December 31, 2019 and 2018.

Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite-lived intangible assets is estimated based upon an income and market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting units to its carrying value. The Company has determined it has three reporting units. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss would be recognized. The Company has determined that goodwill and indefinite lived assets were not impaired as of December 31, 2019 and 2018. The Company had goodwill of $241,006 at both December 31, 2019 and 2018, of which $113,132 relates to goodwill associated with the Work Truck Attachments segment and $127,874 relates to the Work Truck Solutions segment at both December 31, 2019 and 2018.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangibles over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15  to 19.5 years and noncompete agreements over 4  to 5 years. There were no indicators of impairment during the years ended December 31, 2019 and 2018. The Company had gross intangible assets and accumulated amortization of $275,675 and $111,953, respectively, for the year ended December 31, 2019, of which $177,785 and $87,964 relate to the Work Truck Attachments segment, and $97,890 and $23,989 relate to the Work Truck Solutions segment, respectively. The Company had gross intangible assets and accumulated amortization of $275,675 and $100,997, respectively for the year ended December 31, 2018, of which $177,785 and $82,456 relate to the Work Truck Attachments segment, and $97,890 and $18,541 relate to the Work Truck Solutions segment, respectively

Income taxes

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

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

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

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2016	$4,033
Amortization of deferred financing costs	(824)
Balance at December 31, 2017	3,209
Amortization of deferred financing costs	(823)
Balance at December 31, 2018	2,386
Amortization of deferred financing costs	(823)
Balance at December 31, 2019	$1,563

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at December 31, 2019	Fair Value at December 31, 2018
Assets:
Other long-term assets (a)	$7,270	$5,064

Total Assets	$7,270	$5,064

Liabilities:
Interest rate swaps (b)	6,736	2,031
Long term debt (c)	247,630	269,739
Earnout - Henderson (d)	17	352
Earnout - Dejana (e)	2,000	2,200

Total Liabilities	$256,383	$274,322
(a)	Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

(b)	Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $1,522 and $5,214 at December 31, 2019 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively. Interest rate swaps of $127 and $1,904 at December 31, 2018 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.
(c)	The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is a Level 2 input for all periods presented. Meanwhile, long-term debt is recorded at carrying amount, net of discount and deferred financing costs, as disclosed on the face of the balance sheet.
(d)	Included in Accrued expenses and other current liabilities in the amount of $17 at December 31, 2019 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Included in accrued expenses and other current liabilities in the amount of $352 at December 31, 2018 is the fair value of an obligation for a portion of the potential earn out acquired in conjunction with the acquisition of Henderson. Fair value is based upon Level 3 discounted cash flow analysis using key inputs of forecasted future sales as well as a growth rate reduced by the market required rate of return. See reconciliation of liability included below:

	December 31,

	2019	2018
Beginning Balance	$352	$529
Adjustments to fair value	(217)	-
Payment to former owners	(118)	(177)
Ending balance	$17	$352

(e)	Included in Other long term liabilities in the amount of $2,000 at December 31, 2019 is the fair value of an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of Dejana. Included in Other long term liabilities in the amounts of $2,200 at December 31, 2018 is the fair value of an obligation for a portion of the potential earn out incurred in conjunction with the acquisition of Dejana. The carrying amount of the earn out approximates its fair value. Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market. See reconciliation of liability included below:

	December 31,

	2019	2018
Beginning Balance	$2,200	$3,100
Adjustments to fair value	(200)	(900)
Ending balance	$2,000	$2,200

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Concentration of credit risk

The Company’s cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2019, 2018 and 2017.

Revenue recognition

The Company applies the guidance codified in Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method upon the adoption of ASU 2014-09 in 2018. Revenue is recognized when or as the Company satisfies a performance obligation. See Note 3 for a more detailed description revenue recognition policies.

Cost of sales

Cost of sales includes all costs associated with the manufacture of the Company’s products, including raw materials, purchased parts, freight, plant operating expenses, property insurance and taxes, and plant depreciation. All payroll costs and employee benefits for the hourly workforce, manufacturing management, and engineering costs are included in cost of sales.

Related party transactions

As a result of the Dejana acquisition, the Company entered into related party leases. See Note 7 for further details.

There were no other related party transactions during 2017, 2018 or 2019.

Warranty cost recognition

The Company accrues for estimated warranty costs as revenue is recognized. All warranties are assurance-type warranties. See Note 11 for further details.

Defined benefit plans

The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees.  Management reviews underlying assumptions on an annual basis. During 2019, the Company terminated its defined benefit pension plans, and continues to have defined benefit postretirement benefit plans. Refer to Note 13 for additional information.

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, website content and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $4,895, $5,213 and $4,471 for the years ended December 31, 2019, 2018 and 2017, respectively. All costs associated with the Company’s advertising programs are expensed as incurred.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Research and development expenses

Research and development expenses include costs to develop new technologies to enhance existing products and to expand the range of product offerings. Research and development expenses amounted to $5,693, $3,194 and $2,926 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Accumulated Other Comprehensive loss

Accumulated other comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner resources and is comprised of net income or loss and “other comprehensive loss”. The Company’s other comprehensive loss is comprised of the adjustments for pension and postretirement benefit liabilities including pension terminations as well as the impact of its interest rate swaps.  See Note 20 for the components of accumulated other comprehensive loss.

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

Work Truck Attachments.  The Work Truck Attachments segment includes our operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN® and SNOWEX® brands.

Work Truck Solutions.  The Work Truck Solutions segment includes manufactured municipal snow and ice control products under the HENDERSON® brand and the up-fit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands.

Segment performance is evaluated based on segment net sales and adjusted EBITDA. See Note 17 for financial information regarding these segments. As a result of the revised reporting structure, the prior period presentation of reportable segments throughout this Form 10-K has been recast to conform to the current segment reporting structure. Sales are primarily within the United States and substantially all assets are located within the United States.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

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

The adoption of Topic 606 did not have a significant impact on the Work Truck Attachments segment. In the Work Truck Solutions segment, the standard changed the timing of revenue for truck upfits of customer-owned chassis from a point in time to over time. This change in timing of revenue recognition decreased revenue by $251 and increased revenue by $299 in the years ended December 31, 2019 and 2018, respectively.

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

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles decreased revenue by $251 and increased revenue by $299 for the years ended December 31, 2019 and 2018, respectively.

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

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Disaggregation of Revenue

The following table provides information about disaggregated revenue by customer type and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

Revenue by customer type was as follows:

Year Ended December 31, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 293,630	$ 127,484	$ 421,114
Government	-	72,810	72,810
Fleet	-	66,306	66,306
Other	-	11,480	11,480
Total revenue	$ 293,630	$ 278,080	$ 571,710

Year Ended December 31, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 275,244	$ 134,140	$ 409,384
Government	-	52,582	52,582
Fleet	-	58,500	58,500
Other	-	3,601	3,601
Total revenue	$ 275,244	$ 248,823	$ 524,067

Revenue by timing of revenue recognition was as follows:

Year Ended December 31, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 293,630	$ 172,269	$ 465,899
Over time	-	105,811	105,811
Total revenue	$ 293,630	$ 278,080	$ 571,710

Year Ended December 31, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 275,244	$ 153,873	$ 429,117
Over time	-	94,950	94,950
Total revenue	$ 275,244	$ 248,823	$ 524,067

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the years ended December 31, 2019 and 2018:

Year Ended December 31, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,006	$16,082	$(15,901)	$2,187

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Year Ended December 31, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,048	$12,131	$(12,173)	$2,006

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. There were no contract assets as of December 31, 2019 or 2018. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company’s municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized all of the amount that was included in contract liabilities at the beginning of the period as revenue in the years ended December 31, 2019 and 2018.

 Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2019. The guidance provides certain optional exemptions that limit this requirement. The Company has various contracts that meet the following optional exemptions provided by ASC 606:

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

After considering the above optional exemptions, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period that would require disclosure would be immaterial. Specifically, all obligations are expected to be less than one year, revenue is recognized from the satisfaction of the performance obligations in the amount billable and variable consideration is allocated entirely to wholly unsatisfied performance obligations.

Practical Expedients and Exemptions

As allowed under Topic 606, the Company adopted the following practical expedients and exemptions:

●	The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year. The Company records these costs within selling, general and administrative expenses.

●	The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

●	The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

●	The Company excludes from the transaction price all sales taxes that are assessed by a governmental authority.

●	The Company does not adjust the promised amount of consideration for the effects of a significant financing component, as it expects at contract inception that the period between the transfer to a promised good or service to a customer and the customer’s payment for the good or service will be one year or less.

●	The Company accounts for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

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

On July 15, 2016, the Company acquired  Dejana. The Dejana purchase agreement includes contingent consideration in the form of an earn out capped at $26,000. Under the earn out agreement, the former owners of Dejana are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2016, 2017 and 2018.  The preliminary estimated fair value of the earn out consideration was $10,200 which was further adjusted at December 31, 2016 to $10,373 as a result of the 2016

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

performance exceeding the 2016 fair value established at the opening balance sheet by $173. The subsequent adjustment is included in selling, general and administrative expense in the Consolidated Statements of Income in the year ended December 31, 2016.  Based on the year ended December 31, 2016 results, the new possible range of outcomes was reduced from $26,000 to a maximum earnout of $21,487. The Company made a payment to the former owners of Dejana of $5,487 in the year ended December 31, 2017. The purchase agreement was amended on September 20, 2017 to extend the earnout measurement periods for an additional two years, namely the fiscal years ended December 31, 2019 and December 31, 2020, with the potential for the former owners of Dejana to earn up to 50% of the remaining unearned earnout payments based on the original earnout targets and measurement periods. During the third quarter of 2017, there was a fair value adjustment to reduce the earn out by ($1,186), which was further reduced during the fourth quarter by ($600), for a total fair value adjustment to the earnout for the year of ($1,786), which is included as a reduction to selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 31, 2017. During the fourth quarter of 2018, there was a fair value adjustment to reduce the earn out by ($900), which is included as a reduction to selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 31, 2018. During the fourth quarter of 2019, there was a fair value adjustment to reduce the earn out by ($200), which is included as a reduction to selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 31, 2019.

5. Inventories

Inventories consist of the following:

	December 31,
	2019	2018

Finished goods	$42,125	$43,192
Work-in-process	6,906	7,357
Raw material and supplies	28,911	31,447
	$77,942	$81,996

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 9.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2019 and 2018, the Company had $6,539 and $4,204 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

6. Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2019	2018

Land	$2,378	$2,378
Land improvements	4,541	4,357
Leasehold improvements	4,087	4,079
Buildings	28,715	28,238
Machinery and equipment	55,238	50,129
Furniture and fixtures	17,918	16,360
Mobile equipment and other	5,285	4,883
Construction-in-process	6,555	3,084
Total property, plant and equipment	124,717	113,508
Less accumulated depreciation	(66,273)	(58,313)
Net property, plant and equipment	$58,444	$55,195

7. Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

Year Ended
December 31, 2019
Operating lease expense	$ 4,857
Short term lease cost	$ 380
Total lease cost	$ 5,237

Cash Flow

Supplemental cash flow information related to leases is as follows:

Year Ended
December 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$ 4,679
Non-cash lease expense - right-of-use assets	$ 3,672
Right-of-use assets obtained in exchange for operating lease obligations	$ 5,325

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$ 22,557

Other current liabilities	3,822
Operating lease liabilities	18,981
Total operating lease liabilities	$ 22,803

Weighted Average Remaining Lease Term
Operating leases	78	months

Weighted Average Discount Rate
Operating leases	5.32%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2020	$ 4,916
2021	4,625
2022	4,208
2023	3,766
2024	3,194
Thereafter	6,146
Total Lease Payments	26,855
Less: imputed interest	(4,052)
Total	$ 22,803

Related Party Leases

The Company entered into lease agreements at the time of the close of the Dejana acquisition with parties that are affiliated with the former owners of Dejana and remain affiliated with Dejana post - acquisition.  The related parties continue to own land and buildings where Dejana conducts business. Such leases were entered into at market value. As of December 31, 2019, the Company had nine operating leases at Dejana upfitting and manufacturing facilities with related party affiliates. The Company incurred $2,168 of total lease expense to related parties in the year ended December 31, 2019.  As the Company makes monthly payments to the related parties, there are no amounts owed to the related parties at December 31, 2019.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2019
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	63,000	17,000
Customer relationships	80,920	21,914	59,006
Patents	21,136	13,229	7,907
Noncompete agreements	8,640	8,177	463
Trademarks	5,459	3,713	1,746
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	111,953	86,122
Total	$275,675	$111,953	$163,722

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2018
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	59,000	21,000
Customer relationships	80,920	16,607	64,313
Patents	21,136	11,974	9,162
Noncompete agreements	8,640	7,877	763
Trademarks	5,459	3,619	1,840
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	100,997	97,078
Total	$275,675	$100,997	$174,678

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Amortization expense for intangible assets was $10,956, $11,472 and $11,401 for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense for the next five years is as follows:

2020	$10,932
2021	10,670
2022	10,520
2023	10,520
2024	7,520

The weighted average remaining life for intangible assets is 9.7 years at December 31, 2019.

The Company relies on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of its business and technology. In the year ended December 31, 2019, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors of $200 as part of defending its intellectual property. In the year ended December 31, 2017, the Company received a settlement resulting from an ongoing lawsuit with one of its competitors that had been ordered to stop using the Company’s intellectual property.  Under the settlement agreement the Company received $1,275 as part of defending its intellectual property.  The proceeds of these lawsuits are included on the Consolidated Statements of Operations and Comprehensive Income as Litigation proceeds.

9. Long-Term Debt

Long-term debt is summarized below:

	December 31,
	2019	2018

Term Loan, net of debt discount of $781 and $1,172 at December 31, 2019 and December 31, 2018, respectively	$245,787	$278,081
Less current maturities	22,143	32,749
Long term debt before deferred financing costs	223,644	245,332
Deferred financing costs, net	1,563	2,386
Long term debt, net	$222,081	$242,946

The scheduled maturities on long term debt at December 31, 2019, are as follows:
2020	$22,143
2021	223,644
$245,787

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

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

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

The Term Loan Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of $313,962 and generally bears interest (at the Company’s election) at either  (i) 2.00% per annum plus the greatest of (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 0.50% and (c) 1.00% plus the greater of (1) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 3.00% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%. The Term Loan Credit Agreement also allows the Company to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $80,000 subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00.  The actual interest rate on the Term Loan Credit Agreement for the years ended December 31, 2019 and December 31, 2018 was 4.71% and 5.35%, respectively.

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

The term loan was originally issued at a $1,900 discount and the incremental term loan was issued at a $650 discount both of which are being amortized over the term of the term loan.  The Company incurred $2,320 in financing costs in conjunction with the 2016 amendment, of which $2,120 related to the term loan and $200 related to the revolving line of credit, which are included as deferred financing costs as a reduction to Long–Term Debt on

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

the Consolidated Balance Sheet. The amendment to the term loan facility in the year ended December 31, 2016 was deemed not to be a significant modification.

The amendments to the term loan facility in 2017 did not result in a significant debt modification under ASC 470-50.  Additionally, the Company expensed as incurred approximately $1,608 in costs with third parties directly  related to the amendment in the year ended December 31, 2017.

At December 31, 2019, the Company had outstanding borrowings under the term loan of $245,787, no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $99,352.

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

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2019 and 2018, the Company was not required to make an excess cash flow payment.  The Company made a voluntary payment of $20,000 on its debt on January 30, 2020. The Company made a voluntary payment of $30,000 on its debt on February 13, 2019. As of December 31, 2017, the Company was required to make an excess cash flow payment of $11,279, which was paid on January 31, 2018 along with a voluntary payment of $18,721.

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

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

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

The interest rate swap’s negative fair value at December 31, 2019 was $6,736, of which $1,522 and $5,214 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  The interest rate swaps’ negative fair value at December 31, 2018 was $2,031, of which $127 and $1,904 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.

The Company receives on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2019 and 2018 was $28,645 and $15,197, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2019, rates were based on prime (4.75% at December 31, 2019) plus a margin ranging from 0% to 8%.  During 2019, the Company incurred $89 in interest on the bailment pool arrangement. During 2018, the Company incurred $49 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $20,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017, which the Company renewed through December 31, 2020.  Under the floor plan agreement the Company receives truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from the Company to the dealer customer. The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%. The obligation under the floor plan agreement as of December 31, 2019 and 2018 is $6,539 and $4,204, respectively. During 2019, the Company incurred $382 in interest on the floor plan arrangements. During 2018, the Company incurred $230 in interest on the floor plan arrangements.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2019	2018

Payroll and related costs	$10,382	$9,607
Employee benefits	6,097	5,281
Accrued warranty	3,941	3,662
Other	6,076	4,756
	$26,496	$23,306

11. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) using the expected value method, and is based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. All of the Company’s warranties are assurance-type warranties. The warranty reserve is $6,541 at December 31, 2019 of which $2,600 is included in Other long term liabilities and $3,941 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.  At December 31, 2018, the warranty reserve is $6,174 of which $2,512 is included in Other long term liabilities and $3,662 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2019	2018	2017

Balance at the beginning of the period	$6,174	$5,677	$6,160
Establish warranty liability for Arrowhead	-	-	65
Warranty provision	3,953	4,076	2,506
Claims paid/settlements	(3,586)	(3,579)	(3,054)
Balance at the end of the period	$6,541	$6,174	$5,677

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

12. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2019	2018	2017
Current:
Federal	$12,492	$3,953	$11,897
State	3,067	1,736	988
	15,559	5,689	12,885
Deferred:
Federal	(1,442)	5,001	(17,264)
State	(666)	1,164	1,970
	(2,108)	6,165	(15,294)
	$13,451	$11,854	$(2,409)

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Federal income tax expense at statutory rate	$13,150	$11,709	$18,520
State taxes, net of federal benefit	2,239	2,349	1,539
Change in uncertain tax positions, net	(601)	(1,292)	1,043
Research and development credit	(404)	(226)	(160)
State rate change	(426)	287	240
Manufacturing tax benefits	-	-	(933)
Federal deferred rate change	-	(836)	(22,452)
Other	(507)	(137)	(206)
	$13,451	$11,854	$(2,409)

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$382	$212
Inventory reserves	1,388	1,353
Warranty liability	1,643	1,559
Deferred compensation	1,380	1,264
Earnout liabilities	406	516
Pension and retiree health benefit obligations	1,682	1,219
Interest rate swap	1,733	-
Accrued vacation	833	702
Medical claims reserve	56	78
Operating lease liabilities	6,108	-
Net operating losses	3,754	4,416
Other accrued liabilities	2,953	2,176
Valuation allowance	(1,612)	(1,473)
Total deferred tax assets	20,706	12,022
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(54,808)	(53,565)
Accelerated depreciation	(7,320)	(6,547)
Operating leases - right of use assets	(6,108)	-
Other	319	(108)
Total deferred tax liabilities	(67,917)	(60,220)
Net deferred tax liabilities	$(47,211)	$(48,198)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $2,919. These loss carry-forwards will begin to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $1,612 is necessary at December 31, 2019 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2019	2018	2017
Balance at beginning of year	$1,795	$3,531	$2,361
Increases for tax positions taken in the current year	131	21	97
Increases for tax positions taken in the prior years	15	146	1,602
Decreases due to settlements with taxing authorities	-	(693)	(8)
Decreases due to lapses in the statute of limitations	(722)	(1,210)	(521)
Balance at the end of year	$1,219	$1,795	$3,531

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $1,219 at December 31, 2019. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $487 and $502 of accrued interest and penalties is reported as an income tax liability at December 31, 2019 and 2018, respectively. The liability for unrecognized tax benefits is reported in Other Long-term Liabilities on the consolidated balance sheets at December 31, 2019 and 2018.

The Company files income tax returns in the United States (federal) and various states. Tax years open to examination by tax authorities under the statute of limitations include 2016, 2017 and 2018 for Federal and 2015 through 2018 for most states. Tax returns for the 2019 tax year have not yet been filed.

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

13. Employee Retirement Plans

Pension benefits

The Company sponsored qualified defined-benefit plans, including the Douglas Dynamics, L.L.C Pension Plan for Hourly Employees (“hourly plan”) and the Douglas Dynamics, L.L.C Salaried Pension Plan (“salaried plan”). The salaried plan generally provided pension benefits that were based on the employee’s average earnings and credited service. Such plan was partially frozen as of December 31, 2011 and subsequently was completely frozen as of December 31, 2018. The hourly plan generally provided benefits of stated amounts for each year of service. Such plan was frozen as of December 31, 2011. Consistent with its long term plans, the Company terminated its hourly plan and salaried plan during the fourth quarter of 2019. In October of 2019, lump-sum settlement payments of $3,245 and $12,476 were made from the hourly plan and salaried plan, respectively, in conjunction with the termination of these plans. In satisfaction of its obligations, in November of 2019 the Company purchased annuities of $4,767 and $20,044 for hourly plan and salaried plan participants, respectively. The Company recognized a non-cash charge within the Consolidated Statements of Income related to unrecognized actuarial losses in AOCL of $6,380.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

	December 31
	2019	2018

Benefit obligation at beginning of year	$40,182	$43,664
Service cost	-	409
Interest cost	1,642	1,555
Actuarial (gain) loss	166	(3,296)
Benefits paid	(1,451)	(1,391)
Pension settlement	(40,539)	-
Curtailment	-	(759)
Benefit obligation at end of year	-	40,182
Fair value of plan assets at beginning of year	38,053	33,903
Actual return on plan assets	3,477	(1,506)
Employer contributions through December 31	460	7,047
Pension settlement	(40,539)	-
Benefits paid	(1,451)	(1,391)
Fair value of plan assets at end of year	-	38,053
Funded status at end of year	$-	$(2,129)

The components of net periodic pension cost consisted of the following for the years ended December 31,

	2019	2018	2017
Components of net periodic pension cost:
Service cost	$-	$409	$356
Interest cost	1,642	1,555	1,613
Expected return on plan assets	(1,175)	(1,901)	(1,790)
Amortization of net loss	595	706	723
Effect of settlement for termination	6,380	-	-
Net periodic pension cost	$7,442	$769	$902

The accumulated benefit obligation for all pension plans as of December 31, 2019 and 2018, was $0 and $40,182, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

The Company used December 31 as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2019	2018	2017
Discount rates	N/A	3.6%	4.2%
Rates of increase in compensation levels:
Salaried	N/A	3.5	3.5
Hourly	N/A	N/A	N/A
Expected long-term rate of return on assets
Salaried	N/A	5.8	6.5
Hourly	N/A	6.5	6.5

The discount rate used to determine the benefit obligation at December 31, 2018 was 4.2% for both the hourly and salaried pension plans. The discount rate used to determine the benefit obligation at December 31, 2017 was 3.6% for both the hourly and salaried pension plans.

The Company made required minimum pension funding contributions of $0 to the pension plans in 2019 as a result of the $7,000 in voluntary contributions in 2018. In conjunction with the termination of the plans, the Company made payments of $464 in the fourth quarter of 2019.

Historically, the Company maintained target allocation percentages among various asset classes based on an investment policy established for the pension plans, which was designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The weighted-average target asset allocations were reflective of actual investments at December 31, 2018. The investment policy was reviewed periodically in order to achieve overall objectives in light of current circumstances. In the year ended December 31, 2018, the Company rebalanced its investments to fixed income and cash equivalents in conjunction with the changes in funding status resulting from the $7.0 million voluntary contribution.

The Company’s weighted-average asset allocation and actual allocation for the qualified hourly pension plan by asset category at December 31, 2018 is as follows:

	Target	2018
Large Cap Equity	5%	$-	0%
Mid Cap Equity	0%	-	0%
Small Cap Equity	0%	-	0%
International Equity	2%	-	0%
Emerging Markets Equity	0%	-	0%
Fixed Income and Cash Equivalents	90%	7,388	99%
Real Estate	3%	107	1%

Total	100%	$7,495	100%

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

The Company’s weighted-average asset allocation and actual allocation for the qualified salaried pension plan by asset category at December 31 is as follows:

	Target	2018
Large Cap Equity	5%	$-	1%
Mid Cap Equity	0%	-	0%
Small Cap Equity	0%	-	0%
International Equity	2%	-	0%
Emerging Markets Equity	0%	-	0%
Fixed Income and Cash Equivalents	90%	30,009	98%
Real Estate	3%	549	2%

Total	100%	$30,558	100%

Historically, the investment strategy was to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of the investment markets. The investment market outlook utilized both historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the needs of the plan. The core asset allocation utilizes investment portfolios of various asset classes and multiple investment managers in order to help maximize the plan’s return while providing multiple layers of diversification to help minimize risk. As a result of the change in funding status in the year ended 2018, the Company rebalanced its investments to minimize market risk.

The following table presents the fair values of the plan assets related to the Company’s pension plans within the fair value hierarchy as defined in Note 2.

The fair values of the Company’s pension plan assets as of December 31, 2018 are as follows:

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed-income holdings	37,397	—	37,397	—
Alternative investments	656	—	—	656

Total pension plan assets	$38,053	$—	$37,397	$656

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3):

	December 31,
	2019	2018
Balance, beginning of year	$656	$2,026
Deposits	-	213
Actual return on plan assets held at reporting date	30	136
Withdrawals and transfers	(686)	(1,719)
Balance, end of year	$-	$656

Postretirement benefits

The Company provides postretirement healthcare benefits for certain employee groups. The postretirement healthcare plans are contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest until they retire from active employment with the Company and have at least twelve years of service. These benefits can be amended or terminated at any time and are subject to the same ongoing changes as the Company’s healthcare benefits for employees with respect to deductible, co-insurance and participant contributions.

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

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,420	$6,949
Service cost	149	189
Interest cost	252	233
Participant contributions	38	25
Changes in actuarial assumptions	(266)	(926)
Benefits paid	(55)	(50)
Projected benefit obligation at end of year	$6,538	$6,420
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$200	$180
Retiree health benefit obligation	6,338	6,240
	$6,538	$6,420

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2019	2018	2017
Components of net postretirement health benefit cost:
Service cost	$149	$189	$205
Interest cost	252	233	278
Amortization of net gain	(312)	(211)	(107)
Net postretirement healthcare benefit cost	$89	$211	$376

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2019	2018	2017
Discount rate	4.0%	3.4%	3.8%
Immediate healthcare cost trend rate	*	**	***
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	60	60
*	Health Care Cost Trend rate is assumed to be 6.8% beginning in 2019 gradually reducing to an ultimate rate of 4.5% in 2028.
**	Health Care Cost Trend rate is assumed to be 6.8% beginning in 2018 gradually reducing to an ultimate rate of 4.5% in 2027.
***	Health Care Cost Trend rate is assumed to be 7.0% beginning in 2017 gradually reducing to an ultimate rate of 4.5% in 2026.

The discount rate used to determine the benefit obligation at December 31, 2019 and 2018 is 3.0% and 3.8%, respectively. For December 31, 2019, the health care cost trend rate is assumed to be 6.8% beginning in 2019 gradually reducing to an ultimate rate of 4.5% in 2028. For December 31, 2018, the health care cost trend rate is assumed to be 6.8% beginning in 2018 gradually reducing to an ultimate rate of 4.5% in 2027. For December 31, 2017, the health care cost trend rate is assumed to be 7.0%  beginning in 2017 gradually reducing to an ultimate rate of 4.5% in 2026.

A one percentage point change in the healthcare cost trend rate would have the following effect at December 31, 2019:

	1%	1%
	Increase	Decrease
Effect on total service and interest cost	$42	$(36)
Effect on postretirement benefit obligation	672	(592)

No actuarial gains (losses) remain in accumulated other comprehensivce loss related to pension due to the termination of the plans. The amount included in accumulated other comprehensive loss, net of tax, at December 31, 2019, which has not yet been recognized in net periodic OPEB cost was a net actuarial gain of $2,209. The

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

estimated actuarial gain for the defined benefit postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net OPEB cost during 2020 is $28.

Defined contribution plan

The Company has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and provides substantially all employees an opportunity to accumulate personal funds for their retirement. Contributions are made on a before-tax basis to the plan and are invested, at the employees’ direction, among a variety of investment alternatives including, commencing January 1, 2013, a Company common stock fund designated as an employee stock ownership plan.

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. There were certain plan design changes in the year ended December 31, 2019 which changed the nature of the Company match. The Company matching contributions to the plan were approximately $3,627, $1,700 and $625 for the years ended December 31, 2019, 2018 and 2017, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non-discretionary employer contributions. The Company made non-discretionary employer contributions of $0, $1,237 and $1,128 in the years ended December 31, 2019, 2018 and 2017, respectively. The Company merged the separate Henderson plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2016.  The Company merged the separate Dejana plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2018.

Non-qualified plan

The Company also maintains a supplemental non-qualified plan for certain officers and other key employees. Expense for this plan was $553, $542 and $526 for the years ended December 31, 2019, 2018 and 2017, respectively. The amount accrued was $7,679, $5,243 and $4,980 as of December 31, 2019, 2018 and 2017, respectively. Amounts were determined based on the fair value of the liability at December 31, 2019, 2018 and 2017, respectively.  The Company holds assets that substantially equivalent to the liability and are intended to fund the liability.

14. Stock-Based Compensation

2010 Stock Incentive Plan

In connection with the IPO, in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders.  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2019, the Company had 918,830 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to both non-employee directors and management. Prior to 2013, RSUs were only issued to directors. However, in 2013, the Company changed the timing and form of management’s annual stock grants and began to grant RSUs to management.  RSUs do not carry voting rights. While all non-employee director RSUs participate in dividend equivalents, there are two classes of

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

management RSUs, one that participates in dividend equivalents, and a second that does not participate in dividend equivalents. Each RSU represents the right to receive one share of the Company’s common stock and is subject to time based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

In 2013, the Company’s compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $1,374,  $2,968 and $619 in additional expense in the years ended December 31, 2019, 2018 and 2017, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. The Company’s nominating and governance committee also approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2016	47,790	20.31	0.96	years
Granted	128,893	24.31	0.31	years
Vested	(128,697)	22.93
Cancelled and forfeited	(444)	33.60
Unvested at December 31, 2017	47,542	23.95	0.84	years
Granted	134,804	35.73	0.43	years
Vested	(136,747)	32.45
Cancelled and forfeited	—	—
Unvested at December 31, 2018	45,599	33.28	1.32	years
Granted	47,360	36.48	0.76	years
Vested	(56,863)	22.05
Cancelled and forfeited	(420)	36.48

Unvested at December 31, 2019	35,676	$36.49	1.40	years

Expected to vest in the future at December 31, 2019	34,392	$36.49	1.40	years

The Company recognized $1,819, $2,670 and $1,732 of compensation expense related to the RSU awards in the years ended December 31, 2019, 2018 and 2017, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2019, expected to be earned through the requisite service period was approximately $733 and is expected to be recognized through 2022.

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

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

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

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2019 and 2018 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. Currently the Company expects participants to earn 47,958 and 64,489 shares related to the 2019 and 2018 performance share grants, respectively. For performance share grants in prior years, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. In the first quarter of 2018 there were 64,040 performance share units that converted into RSUs, respectively. Upon conversion, the first third of the RSUs issued will immediately vest and be converted into common shares. The remaining two thirds of the RSUs issued will vest ratably over the remaining two-year vesting period. The fair value per share of the awards is the closing stock price on the date of grant, which was $36.48, $37.40 and $33.60 for the 2019, 2018 and 2017 grants, respectively.  The Company recognized $1,420, $1,880 and $1,768 of compensation expense related to the awards granted in the years ended December 31, 2019, 2018, and 2017, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2019, expected to be recognized through the requisite service period was $781 and is expected to be recognized through 2022.

15. Earnings Per Share

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

	2019	2018	2017
Basic earnings per common share
Net income	$49,166	$43,905	$55,324
Less income allocated to participating securities	639	584	715
Net income allocated to common shareholders	$48,527	$43,321	$54,609
Weighted average common shares outstanding	22,779,057	22,681,888	22,576,381
	$2.13	$1.91	$2.42
Earnings per common share assuming dilution
Net income	$49,166	$43,905	$55,324
Less income allocated to participating securities	639	584	715
Net income allocated to common shareholders	$48,527	$43,321	$54,609
Weighted average common shares outstanding	22,779,057	22,681,888	22,576,381
Incremental shares applicable to stock based compensation	34,654	22,968	11,267
Weighted average common shares assuming dilution	22,813,711	22,704,856	22,587,648
	$2.11	$1.89	$2.40

16. Commitments and Contingencies

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

17. Segments

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

Work Truck Attachments.  The Work Truck Attachments segment includes the Company’s operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN®, and SNOWEX® brands.

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

Historically, sales from Work Truck Attachments to Work Truck Solutions were recorded at third party pricing. In 2018 and 2019, sales between Work Truck Attachments and Work Truck Solutions reflect the

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	2019	2018	2017

Net sales
Work Truck Attachments	$293,630	$275,244	$238,889
Work Truck Solutions	278,080	248,823	236,038
	$571,710	$524,067	$474,927
Adjusted EBITDA
Work Truck Attachments	$80,747	$80,396	$64,101
Work Truck Solutions	27,358	16,047	26,826
	$108,105	$96,443	$90,927
Depreciation and amortization expense
Work Truck Attachments	$10,217	$9,609	$9,536
Work Truck Solutions	8,995	9,476	9,048
	$19,212	$19,085	$18,584
Assets
Work Truck Attachments	$361,876	$348,714	$352,706
Work Truck Solutions	343,819	327,479	332,470
	$705,695	$676,193	$685,176
Capital expenditures
Work Truck Attachments	$9,417	$6,931	$5,437
Work Truck Solutions	2,246	2,917	2,943
	$11,663	$9,848	$8,380

Adjusted EBITDA
Work Truck Attachments	$80,747	$80,396	$64,101
Work Truck Solutions	27,358	16,047	26,826
Total Adjusted EBITDA	$108,105	$96,443	$90,927
Less items to reconcile Adjusted EBITDA to Income before taxes:
Interest expense - net	16,782	16,943	18,336
Depreciation expense	8,256	7,613	7,183
Amortization	10,956	11,472	11,401
Purchase accounting (1)	(417)	(900)	(1,786)
Stock based compensation	3,239	4,550	3,500
Litigation proceeds	(200)	-	(1,275)
Pension termination	6,609	-	-
Other charges (2)	263	1,006	653
Income before taxes	$62,617	$55,759	$52,915

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

18. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2019 and 2018, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 22,795,412 and 22,700,991 shares were issued and outstanding as of December 31, 2019 and 2018, respectively. The par value of the common stock is $0.01 per share.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company’s assets and funds remaining after payment of liabilities.

19. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Balance at	Additions	Changes to	Balance at
	beginning	charged to	reserve, net(1)	end of year
	of year	earnings
Year ended December 31, 2019
Allowance for doubtful accounts	$871	$1,361	$(745)	$1,487
Valuation of deferred tax assets	1,473	-	139	1,612
Year ended December 31, 2018
Allowance for doubtful accounts	$1,056	$531	$(716)	$871
Valuation of deferred tax assets	777	-	696	1,473
Year ended December 31, 2017
Allowance for doubtful accounts	$1,158	$1,475	$(1,577)	$1,056
Valuation of deferred tax assets	640	-	137	777
(1)

Increases (deductions) from the allowance for doubtful accounts equal accounts receivable written off and increases related to acquired businesses, less recoveries, against the allowance. Increases (deductions) to the valuation of deferred tax assets relate to the reversals due to changes in management’s judgments regarding the future realization of the underlying deferred tax assets.

20. Changes in Accumulated Other Comprehensive Loss by Component

In conjunction with the adoption of ASU 2018-02 – Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the Company reclassified $1,129 of other comprehensive loss, primarily associated with pension and other post retirement plans, from

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

accumulated other comprehensive loss to retained earnings effective December 31, 2018. Changes to accumulated other comprehensive loss by component for the year ended December 31, 2019 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2018	$(1,530)	$2,118	$(6,637)	$(6,049)
Other comprehensive gain (loss) before reclassifications	(3,867)	325	(189)	(3,731)
Amounts reclassified from accumulated other comprehensive loss: (1)	374	(234)	446	586
Pension termination	-	-	6,380	6,380
Balance at December 31, 2019	$(5,023)	$2,209	$-	$(2,814)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(312)
Tax expense	78
Reclassification net of tax	$(234)

Amortization of pension obligation:
Actuarial losses (a)	595
Tax benefit	(149)
Reclassification net of tax	$446

Unrealized losses on interest rate swaps reclassified to interest expense	499
Tax benefit	(125)
Reclassification net of tax	$374

(a) – These components are included in the computation of benefit plan costs in Note 13.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2018 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2017	$(1,328)	$1,392	$(6,636)	$(6,572)
Other comprehensive gain (loss) before reclassifications	327	683	517	1,527
Amounts reclassified from accumulated other comprehensive loss: (1)	(246)	(158)	529	125
Adoption of ASU 2018-02	(283)	201	(1,047)	(1,129)
Balance at December 31, 2018	$(1,530)	$2,118	$(6,637)	$(6,049)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gain (a)	(211)
Tax expense	53
Reclassification net of tax	$(158)

Amortization of pension obligation:
Actuarial losses (a)	706
Tax benefit	(177)
Reclassification net of tax	$529

Unrealized gains on interest rate swaps reclassified to interest expense	(328)
Tax expense	82
Reclassification net of tax	$(246)

(a) – These components are included in the computation of benefit plan costs in Note 13.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands Except Per Share Data)

21. Quarterly Financial Information (Unaudited)

	2019
	First	Second	Third	Fourth

Net sales	$93,187	$176,356	$141,869	$160,298
Gross profit	$22,946	$59,593	$39,939	$46,339
Income (loss) before taxes	$(760)	$33,773	$15,542	$14,062
Net income (loss)	$(297)	$25,474	$12,429	$11,560
Basic net earnings (loss) per common share attributable to common shareholders	$(0.01)	$1.10	$0.54	$0.50
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.01)	$1.10	$0.53	$0.50
Dividends per share	$0.27	$0.27	$0.27	$0.27

	2018
	First	Second	Third	Fourth

Net sales	$83,964	$163,446	$124,832	$151,825
Gross profit	$20,027	$55,849	$34,920	$44,094
Income (loss) before taxes	$(3,138)	$28,080	$11,069	$19,748
Net income (loss)	$(1,876)	$21,164	$9,921	$14,696
Basic net earnings (loss) per common share attributable to common shareholders	$(0.08)	$0.92	$0.43	$0.64
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.08)	$0.91	$0.43	$0.63
Dividends per share	$0.27	$0.27	$0.27	$0.27

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.

22.  Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which modifies the measurement of expected credit losses for financial instruments held at the reporting date. The standard is effective for annual periods beginning after December 15, 2019. The Company will adopt this standard in the first quarter of fiscal 2020. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. The Company expects this adjustment to retained earnings to be in the range of $500 to $1,500. The Company has identified and is in the process of implementing changes to processes and controls to meet the standard’s updated reporting and disclosure requirements.