Form 10-Q
period 2020-03-31
DOUGLAS DYNAMICS, INC
filed 2020-05-05
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of shares of registrant’s common shares outstanding as of May 5, 2020 was 22,857,457.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$27,141	$35,665
Accounts receivable, net	48,096	87,871
Inventories	112,370	77,942
Inventories - truck chassis floor plan	8,774	6,539
Refundable income taxes paid	974	-
Prepaid and other current assets	5,168	3,511
Total current assets	202,523	211,528
Property, plant, and equipment, net	58,542	58,444
Goodwill	241,006	241,006
Other intangible assets, net	160,984	163,722
Operating lease - right of use asset	21,555	22,557
Other long-term assets	7,926	8,438
Total assets	$692,536	$705,695
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,224	$16,113
Accrued expenses and other current liabilities	22,135	26,496
Floor plan obligations	8,774	6,539
Operating lease liability - current	3,770	3,822
Income taxes payable	-	2,990
Short term borrowings	30,000	-
Current portion of long-term debt	1,938	22,143
Total current liabilities	83,841	78,103
Retiree health benefit obligation	6,451	6,338
Deferred income taxes	45,961	47,211
Long-term debt, less current portion	222,008	222,081
Operating lease liability - noncurrent	18,010	18,981
Other long-term liabilities	23,230	19,818
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,857,457 and 22,795,412 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	229	228
Additional paid-in capital	156,296	155,001
Retained earnings	143,618	160,748
Accumulated other comprehensive loss, net of tax	(7,108)	(2,814)
Total stockholders’ equity	293,035	313,163
Total liabilities and stockholders’ equity	$692,536	$705,695

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(unaudited)

Net sales	$68,190	$93,187
Cost of sales	56,500	70,241
Gross profit	11,690	22,946
Selling, general, and administrative expense	17,149	16,644
Intangibles amortization	2,738	2,741
Income (loss) from operations	(8,197)	3,561
Interest expense, net	(5,040)	(4,150)
Other expense, net	(111)	(171)
Loss before taxes	(13,348)	(760)
Income tax benefit	(3,262)	(463)
Net loss	$(10,086)	$(297)
Weighted average number of common shares outstanding:
Basic	22,813,256	22,729,084
Diluted	22,813,256	22,729,084
Loss per common share:
Basic	$(0.44)	$(0.01)
Diluted	$(0.44)	$(0.01)
Cash dividends declared and paid per share	$0.28	$0.27
Comprehensive loss	$(14,380)	$(1,319)

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(unaudited)

Operating activities
Net loss	$(10,086)	$(297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,894	4,808
Amortization of deferred financing costs and debt discount	303	303
Stock-based compensation	1,368	1,054
Mark-to-market adjustments on derivatives not classified as hedges	1,413	-
Provision for losses on accounts receivable	204	107
Deferred income taxes	(1,250)	1,010
Earnout liability	(17)	(217)
Changes in operating assets and liabilities:
Accounts receivable	39,014	26,096
Inventories	(34,428)	(29,229)
Prepaid assets, refundable income taxes and other assets	(2,119)	(3,676)
Accounts payable	1,161	(2,179)
Accrued expenses and other current liabilities	(7,334)	(1,451)
Benefit obligations and other long-term liabilities	(2,203)	(1,906)
Net cash used in operating activities	(9,080)	(5,577)
Investing activities
Capital expenditures	(2,304)	(769)
Net cash used in investing activities	(2,304)	(769)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(72)	(50)
Dividends paid	(6,487)	(6,292)
Net revolver borrowings	30,000	16,000
Repayment of long-term debt	(20,581)	(30,784)
Net cash provided by (used in) financing activities	2,860	(21,126)
Change in cash and cash equivalents	(8,524)	(27,472)
Cash and cash equivalents at beginning of period	35,665	27,820
Cash and cash equivalents at end of period	$27,141	$348

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$6,215	$10,299

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total
Three Months Ended March 31, 2020
Balance at December 31, 2019	22,795,412	$228	$155,001	$160,748	$(2,814)	$313,163
Net loss	—	—	—	(10,086)	—	(10,086)
Dividends paid	—	—	—	(6,487)	—	(6,487)
Impact due to adoption of ASC 2016-13 (credit losses), net of tax of $193	—	—	—	(557)	—	(557)
Adjustment for postretirement benefit liability, net of tax of $20	—	—	—	—	(57)	(57)
Adjustment for interest rate swap, net of tax of $1,489	—	—	—	—	(4,237)	(4,237)
Shares withheld on restricted stock vesting	—	—	(72)	—	—	(72)
Stock based compensation	62,045	1	1,367	—	—	1,368
Balance at March 31, 2020	22,857,457	$229	$156,296	$143,618	$(7,108)	$293,035

Three Months Ended March 31, 2019
Balance at December 31, 2018	22,700,991	$227	$151,813	$136,765	$(6,049)	$282,756
Net loss	—	—	—	(297)	—	(297)
Dividends paid	—	—	—	(6,292)	—	(6,292)
Adjustment for pension and postretirement benefit liability, net of tax of ($18)	—	—	—	—	53	53
Adjustment for interest rate swap, net of tax of $378	—	—	—	—	(1,075)	(1,075)
Shares withheld on restricted stock vesting	—	—	(50)	—	—	(50)
Stock based compensation	94,421	1	1,053	—	—	1,054
Balance at March 31, 2019	22,795,412	$228	$152,816	$130,176	$(7,071)	$276,149

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2019 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on February 25, 2020.

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. Under this reporting structure, the Company’s two reportable business segments are as follows:

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

See Note 16 to the Unaudited Condensed Consolidated Financial Statements for financial information regarding these segments.

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2020 and 2019, and the condensed cash flows for the three months ended March 31, 2020 and 2019 have been prepared by the Company and have not been audited.

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

As a result of the COVID-19 crisis, including the market volatility and other economic implications associated with the crisis and the economic and regulatory measures enacted to contain its spread, the Company’s results of operations have been impacted in the three months ended March 31, 2020, and may be significantly impacted in future quarters. In addition, the Company’s working capital and liquidity needs may become more unpredictable as a result of changes in order patterns among customers due to the crisis.  Based on the COVID-19 crisis, the results of operations of the Company for any quarter during the crisis may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years.

The Company preventatively and voluntarily closed its facilities on March 18, 2020.  Since that time, the Company has started to slowly ramp up production at various facilities as appropriate. The Company has taken all of the necessary safety steps and precautions for employees who have returned to work. As of the date of this filing, the Company is not yet up to full production levels. The Company will continue to monitor the situation and provide updates as appropriate.

During the three months ended March 31, 2020, the Company benefited from credits related to the passage of the CARES Act on March 27, 2020 in response to the COVID-19 crisis. Under the CARES Act, the Company qualified for an Employee Retention Credit for wages paid to employees who were not working due to a plant shutdown related to the COVID-19 crisis. As a result of the CARES Act, the Company recorded a total benefit of $1,152 to Cost of sales and Selling, general and administrative expense on the Consolidated Condensed Consolidated Statements of Operations and Comprehensive Loss.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which modifies the measurement of expected credit losses for financial instruments held at the reporting date. The standard is effective for annual periods beginning after December 15, 2019. The Company adopted this standard in the first quarter of fiscal 2020. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings of $557, net of tax. The Company has identified and implemented changes to processes and controls to meet the standard’s updated reporting and disclosure requirements. See Note 3 for additional information.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The Company adopted this standard in the first quarter of fiscal 2020 specifically related to its interest rate swap, where the Company asserts the forecasted transaction using the existing reference rate associated with the swap remains probable.

2.Revenue Recognition

Revenue Streams

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. Additionally, contract amounts represent the full amount of the transaction price as agreed upon with the customer at the time of order, resulting in a single performance obligation in all cases. In regards to the COVID-19 crisis, the Company believes most customers within all revenue streams identified below provide essential services.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which decreased revenue by $106 and increased revenue by $145 for the three months ended March 31, 2020 and 2019, respectively.

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

Revenue by customer type was as follows:

Three Months Ended March 31, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 19,120	$ 28,052	$ 47,172
Government	-	10,490	10,490
Fleet	-	9,229	9,229
Other	-	1,299	1,299
Total revenue	$ 19,120	$ 49,070	$ 68,190

Three Months Ended March 31, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 25,817	$ 33,043	$ 58,860
Government	-	15,529	15,529
Fleet	-	14,952	14,952
Other	-	3,846	3,846
Total revenue	$ 25,817	$ 67,370	$ 93,187

Revenue by timing of revenue recognition was as follows:

Three Months Ended March 31, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 19,120	$ 29,714	$ 48,834
Over time	-	19,356	19,356
Total revenue	$ 19,120	$ 49,070	$ 68,190

Three Months Ended March 31, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 25,817	$ 42,023	$ 67,840
Over time	-	25,347	25,347
Total revenue	$ 25,817	$ 67,370	$ 93,187

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three months ended March 31, 2020 and 2019, respectively:

Three Months Ended March 31, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,187	$1,637	$(1,789)	$2,035

Three Months Ended March 31, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,006	$2,335	$(2,041)	$2,300

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. There were no contract assets as of March 31, 2020 or 2019. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $467 and $372 during the three months ended March 31, 2020 and 2019, respectively, which was included in contract liabilities at the beginning of each period.

3.         Credit Losses

Effective January 1, 2020, the Company adopted new accounting guidance that significantly changes the impairment model for estimating credit losses on financial assets to a current expected credit losses (“CECL”) model that requires entities to estimate the lifetime expected credit losses on such assets, leading to earlier recognition of such losses. Under the new guidance, the Company is required to measure expected credit losses using forward-looking information to assess its allowance for credit losses. The guidance also requires the Company to consider of a broader range of reasonable and supportable information in estimating credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Effective January 1, 2020, the adoption of CECL accounting, through a modified-retrospective approach, caused an increase to the allowance for credit losses of approximately $400 and $350 for the Work Truck Attachments and Work Truck Solutions segments, respectively.

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. Management evaluated the need for an additional allowance for credit losses related to economic conditions arising from the COVID-19 crisis. Management has not seen indications of customers going out of business and not being able to pay their bills (although the receivables may become more aged). Management believes customers of the Work Truck Attachments segment have long-standing relationships with the Company, and are mature dealers that are likely able to weather the crisis. Many Work Truck Solutions customers are governments and municipal entities who management believes are highly unlikely to default. In addition management believes Work Truck Solutions has long-standing relationships with its customers, and the customers are in general mature dealers that are unlikely to default as a result of the crisis. Therefore, as of March 31, 2020, no additional reserve related to the COVID-19 crisis was deemed necessary. As of March 31, 2020 the Company had an allowance for credit losses on its trade accounts receivable of $1,151 and $1,284 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the three months ended March 31, 2020:

	Balance at	Adoption of	Additions		Changes to	Balance at
	December 31,	ASU 2016-13	charged to	Writeoffs	reserve, net	March 31,
	2019		earnings			2020
Three Months Ended March 31, 2020
Work Truck Attachments	$600	$400	$100	$-	$51	$1,151
Work Truck Solutions	887	350	104	-	(57)	1,284
Total	$1,487	$750	$204	$-	$(6)	$2,435

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2020	2019
Assets:
Other long-term assets (a)	$6,767	$7,270

Total Assets	$6,767	$7,270

Liabilities:
Interest rate swaps (b)	$13,876	$6,736
Long-term debt (c)	218,543	247,630
Earnout - Dejana (d)	2,000	2,000
Total Liabilities	$234,419	$256,383

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $3,570 and $10,306 at March 31, 2020 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $1,522 and $5,214 at December 31, 2019 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Included in Other long-term liabilities in the amount of $2,000 at March 31, 2020 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by the Peter Paul Dejana Family Trust dated 12/31/98 (“Dejana”). Included in Other long-term liabilities in the amount of $2,200 at March 31, 2019 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana. Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  There were no adjustments to fair value or payments to former owners in either the three months ended March 31, 2020 or March 31, 2019.

5.Inventories

Inventories consist of the following:

	March 31,	December 31,
	2020	2019

Finished goods	$65,530	$42,125
Work-in-process	11,187	6,906
Raw material and supplies	35,653	28,911
	$112,370	$77,942

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At March 31, 2020 and December 31, 2019, the Company had $8,774 and $6,539 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2020	2019

Land	$2,378	$2,378
Land improvements	4,541	4,541
Leasehold improvements	4,087	4,087
Buildings	28,938	28,715
Machinery and equipment	55,743	55,238
Furniture and fixtures	18,193	17,918
Mobile equipment and other	5,323	5,285
Construction-in-process	7,706	6,555
Total property, plant and equipment	126,909	124,717
Less accumulated depreciation	(68,367)	(66,273)
Net property, plant and equipment	$58,542	$58,444

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease expense	$ 1,311	$ 1,132
Short term lease cost	$ 39	$ 100
Total lease cost	$ 1,350	$ 1,232

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$ 1,303	$ 765
Non-cash lease expense - right-of-use assets	$ 1,015	$ 785
Right-of-use assets obtained in exchange for operating lease obligations	$ 321	$ 56

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	March 31, 2020		December 31, 2019
Operating Leases
Operating lease right-of-use assets	$ 21,555		$ 22,557

Other current liabilities	3,770		3,822
Operating lease liabilities	18,010		18,981
Total operating lease liabilities	$ 21,780		$ 22,803

Weighted Average Remaining Lease Term
Operating leases	75	months	78	months

Weighted Average Discount Rate
Operating leases	5.31%		5.32%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2020 (excluding the three months ended March 31, 2020)	$ 3,704
2021	4,716
2022	4,307
2023	3,824
2024	3,194
Thereafter	6,146
Total Lease Payments	25,891
Less: imputed interest	(4,111)
Total	$ 21,780

l

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2020
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	64,000	16,000
Customer relationships	80,920	23,239	57,681
Patents	21,136	13,543	7,593
Noncompete agreements	8,640	8,252	388
Trademarks	5,459	3,737	1,722
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	114,691	83,384
Total	$275,675	$114,691	$160,984

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2019
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	63,000	17,000
Customer relationships	80,920	21,914	59,006
Patents	21,136	13,229	7,907
Noncompete agreements	8,640	8,177	463
Trademarks	5,459	3,713	1,746
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	111,953	86,122
Total	$275,675	$111,953	$163,722

Amortization expense for intangible assets was $2,738 and $2,741 for the three months ended March 31, 2020 and 2019, respectively. Estimated amortization expense for the remainder of 2020 and each of the succeeding five years is as follows:

2020	$8,199
2021	10,670
2022	10,520
2023	10,520
2024	7,520
2025	6,075

6.

9.Long-Term Debt

Long-term debt is summarized below:

l

	March 31,	December 31,
	2020	2019

Term Loan, net of debt discount of $683 and $781 at March 31, 2020 and December 31, 2019, respectively	$225,302	$245,787
Less current maturities	1,938	22,143
Long-term debt before deferred financing costs	223,364	223,644
Deferred financing costs, net	1,356	1,563
Long-term debt, net	$222,008	$222,081

At March 31, 2020, the Company had outstanding borrowings under its term loan credit agreement of $225,302, outstanding borrowings on its revolving credit facility of $30,000, and remaining borrowing availability of $59,160.  At December 31, 2019, the Company had outstanding borrowings under its term loan credit agreement of $245,787, no outstanding borrowings on its revolving credit facility and remaining borrowing availability of $99,352.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.  As of March 31, 2020, the Company was not required to make additional excess cash flow payments during fiscal 2020. The Company made a voluntary payment of $20,000 on its debt on January 31, 2020.

On June 13, 2019 the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR (with a LIBOR floor of 1.0%). The interest rate swap was previously accounted for as a cash flow hedge. During the three months ended March 31, 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses currently included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets will be amortized into interest expense on a straight line basis through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive loss into earnings in the next twelve months is $2,991. A mark-to-market adjustment of $1,413 was recorded in earnings on March 31, 2020 related to the swap.

The interest rate swap’s negative fair value at March 31, 2020 was $13,876, of which $3,570 and $10,306 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swap’s negative fair value at December 31, 2019 was $6,736, of which $1,522 and $5,214 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

10.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	March 31,	December 31,
	2020	2019

Payroll and related costs	$5,633	$10,382
Employee benefits	6,154	6,097
Accrued warranty	3,202	3,941
Interest rate swaps	3,570	1,522
Other	3,576	4,554
	$22,135	$26,496

11.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $5,202 at March 31, 2020, of which $2,000 is included in Other long-term liabilities and $3,202 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $6,541 at December 31, 2019, of which $2,600 is included in Other long-term liabilities and $3,941 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2020	2019

Balance at the beginning of the period	$6,541	$6,174
Warranty provision	549	561
Claims paid/settlements	(1,888)	(1,644)
Balance at the end of the period	$5,202	$5,091

12.	Employee Retirement Plans

The Company sponsored qualified defined-benefit plans, including the Douglas Dynamics, L.L.C Pension Plan for Hourly Employees (“hourly plan”) and the Douglas Dynamics, L.L.C Salaried Pension Plan (“salaried plan”). The salaried plan generally provided pension benefits that were based on the employee’s average earnings and credited service. Such plan was partially frozen as of December 31, 2011 and subsequently was completely frozen as of December 31, 2018. The hourly plan generally provided benefits of stated amounts for each year of service. Such plan was frozen as of December 31, 2011. Consistent with its long term plans, the Company terminated its hourly plan and salaried plan during the fourth quarter of 2019. In October of 2019, lump-sum settlement payments of $3,245 and $12,476 were made from the hourly plan and salaried plan, respectively, in conjunction with the termination of these plans. In satisfaction of its obligations, in November of 2019 the Company purchased annuities of $4,767 and $20,044 for hourly plan and salaried plan participants, respectively. The Company recognized a non-cash charge within the Consolidated Statements of Income related to unrecognized actuarial losses in AOCL of $6,380 in the year ended December 31, 2019.

The components of net periodic pension cost consist of the following:

March 31,
2019

Component of net periodic pension cost:
Service cost	$-
Interest cost	410
Expected return on plan assets	(294)
Amortization of net loss	149
Net periodic pension cost	$265

In conjunction with the termination of the plans, the Company made payments of $464 in the fourth quarter of 2019.  The Company made required minimum pension funding contributions of $0 to the pension plans in 2019 as a result of a $7,000 in voluntary contributions in 2018.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended
	March 31,	March 31,
	2020	2019

Component of periodic other postretirement benefit cost:
Service cost	$37	$37
Interest cost	47	63
Amortization of net gain	(77)	(78)
Net periodic other postretirement benefit cost	$7	$22

Service cost is included in Income from operations on the Condensed Consolidated Statement of Operations and Comprehensive Loss. The other components of net periodic pension and postretirement benefit cost are included in Other expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

13.Loss per Share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of common shares, using the two-class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated loss per share pursuant to the two-class method, which is a loss allocation formula that determines loss per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all losses (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU’s were 32,732 and 31,389 in the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,	March 31,
	2020	2019
Basic loss per common share
Net loss	$(10,086)	$(297)
Less loss allocated to participating securities	-	-
Net loss allocated to common shareholders	$(10,086)	$(297)
Weighted average common shares outstanding	22,813,256	22,729,084
	$(0.44)	$(0.01)

Loss per common share assuming dilution
Net loss	$(10,086)	$(297)
Less loss allocated to participating securities	-	-
Net loss allocated to common shareholders	$(10,086)	$(297)
Weighted average common shares outstanding	22,813,256	22,729,084
Incremental shares applicable to non-participating RSUs	-	-
Weighted average common shares assuming dilution	22,813,256	22,729,084
	$(0.44)	$(0.01)

14.Employee Stock Plans

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $303 and $343 in the three months ended March 31, 2020 and 2019, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company granted performance share units as performance-based awards under the 2010 Plan in the first quarters of 2020 and 2019 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. For performance share grants in years prior to 2018, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $53.50. The Company recognized $484 and $294 of compensation expense related to the awards in the three months ended March 31, 2020 and 2019, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 20120 expected to be earned through the requisite service period was approximately $2,813 and is expected to be recognized through 2023.

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

A summary of RSU activity for the three months ended March 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2019	35,676	$36.49	1.40	years
Granted	40,941	$53.50	1.11	years
Vested	(27,158)	$42.00
Cancelled and forfeited	-	$53.50

Unvested at March 31, 2020	49,459	$47.55	1.47	years

Expected to vest in the future at March 31, 2020	49,459	$47.55	1.47	years

The Company recognized $884 and $760 of compensation expense related to the RSU awards in the three months ended March 31, 2020 and 2019, respectively. The unrecognized compensation expense, calculated under the fair value method for shares that were, as of March 31, 2020, expected to be earned through the requisite service period was approximately $2,039 and is expected to be recognized through 2023.

For 2020 and 2019 grants to non-employee directors, vesting occurs as of the grant date. Vested director RSUs are ‘‘settled’’ by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, and in all events no later than the end of the calendar year in which such termination of service occurs or, if later, two and one-half months after such termination of service.  Vested management RSUs are “settled” by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following vesting.

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

16. Segments

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Net sales
Work Truck Attachments	$19,120	$25,817
Work Truck Solutions	49,070	67,370
	$68,190	$93,187
Adjusted EBITDA
Work Truck Attachments	$(2,076)	$2,284
Work Truck Solutions	361	6,735
	$(1,715)	$9,019
Depreciation and amortization expense
Work Truck Attachments	$2,659	$2,538
Work Truck Solutions	2,235	2,270
	$4,894	$4,808
Assets
Work Truck Attachments	$349,671	$330,731
Work Truck Solutions	342,865	345,288
	$692,536	$676,019
Capital Expenditures
Work Truck Attachments	$1,858	$611
Work Truck Solutions	396	77
	$2,254	$688

Adjusted EBITDA
Work Truck Attachments	$(2,076)	$2,284
Work Truck Solutions	361	6,735
Total Adjusted EBITDA	$(1,715)	$9,019
Less items to reconcile Adjusted EBITDA to Loss before taxes:
Interest expense - net	5,040	4,150
Depreciation expense	2,156	2,067
Amortization	2,738	2,741
Purchase accounting	(17)	(217)
Stock based compensation	1,368	1,054
COVID-19 (1)	317	-
Other charges	31	(16)
Loss before taxes	$(13,348)	$(760)

(1) - Reflects incremental costs incurred related to the COVID-19 crisis for the periods presented.

17.	Income Taxes

The Company’s effective tax benefit was (24.4%) and (60.9%) for the three months ended March 31, 2020 and 2019, respectively. The effective tax benefit for the three months ended March 31, 2020 was lower when compared to the same periods in the prior year due to a discrete tax benefit related to excess tax benefits from stock compensation of $93 and $312 in the three months ended March 31, 2020 and 2019, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

18.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2020 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2019	$(5,023)	$2,209	$(2,814)
Other comprehensive loss before reclassifications	(4,503)	—	(4,503)
Amounts reclassified from accumulated other comprehensive loss: (1)	266	(57)	209
Balance at March 31, 2020	$(9,260)	$2,152	$(7,108)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(77)
Tax expense	20
Reclassification net of tax	$(57)

Realized losses on interest rate swaps reclassified to interest expense	$359
Tax benefit	(93)
Reclassification net of tax	$266

(a) These components are included in the computation of benefit plan costs in Note 12.

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2019 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2018	$(1,530)	$2,118	$(6,637)	$(6,049)
Other comprehensive gain before reclassifications	(1,111)	-	-	(1,111)
Amounts reclassified from accumulated other comprehensive loss: (1)	36	(58)	110	89
Balance at March 31, 2019	$(2,605)	$2,060	$(6,527)	$(7,071)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(78)
Tax expense	20
Reclassification net of tax	$(58)
Amortization of pension items:
Actuarial losses (a)	$149
Tax benefit	(39)
Reclassification net of tax	$110

Realized losses on interest rate swaps reclassified to interest expense	$49
Tax benefit	(13)
Reclassification net of tax	$36

(a)	These components are included in the computation of benefit plan costs in Note 12.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic (iii) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (iv) the inability of our suppliers and OEM partners to meet our volume or quality requirements ; (v) increases in the price of steel or other materials, including as a result of tariffs, necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel or freight,  (vii) the effects of laws and regulations (including those enacted in response to the COVID-19 crisis) and their interpretations on our business and financial condition; (viii) the potential that we may be required to recognize goodwill impairment attributable to our Work Truck Solutions segment; (ix) a significant decline in economic conditions, including as a result of global health epidemics such as COVID-19; (x) our inability to maintain good relationships with our distributors; (xi) lack of available or favorable financing options for our end-users, distributors or customers; (xii) inaccuracies in our estimates of future demand for our products; (xiii) our inability to protect or continue to build our intellectual property portfolio; (xiv) the effects of laws and regulations and their interpretations on our business and financial condition; (xv) our inability to develop new products or improve upon existing products in response to end-user needs; (xvi) losses due to lawsuits arising out of personal injuries associated with our products; (xvii) factors that could impact the future declaration and payment of dividends; (xviii) our inability to compete effectively against competition; and (xix) our inability to achieve the projected financial performance with the business of Henderson Enterprises Group, Inc. (“Henderson”) which we acquired in 2014 or the assets of Dejana, which we acquired in 2016 and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

COVID-19

As a result of the COVID-19 crisis, including the market volatility and other economic implications associated with the crisis and the economic and regulatory measures enacted to contain its spread, our results of operations have been impacted in the three months ended March 31, 2020, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the crisis on our future financial results as the situation remains unpredictable, but the crisis has had and is likely to continue to have a material impact on our results of operations for the year ended December 31, 2020. We may have challenges in short-term liquidity which could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  In consideration of the COVID-19 crisis, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities will provide adequate funds throughout 2020. We are taking appropriate steps to mitigate the effects of the crisis where possible. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability for the quarter.  Since that time, we have started to slowly ramp up production at various facilities as appropriate. We believe that we have taken all of the necessary safety steps and precautions for employees who have returned to work. As of the date of this filing, we are not yet up to full production levels; however, we have initiated a return to work and are ramping up production. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Overview

The following table sets forth, for the three months ended March 31, 2020 and 2019, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2020 and 2019 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(unaudited)
	(in thousands)

Net sales	$68,190	$93,187
Cost of sales	56,500	70,241
Gross profit	11,690	22,946
Selling, general, and administrative expense	17,149	16,644
Intangibles amortization	2,738	2,741
Income (loss) from operations	(8,197)	3,561
Interest expense, net	(5,040)	(4,150)
Other expense, net	(111)	(171)
Loss before taxes	(13,348)	(760)
Income tax benefit	(3,262)	(463)
Net loss	$(10,086)	$(297)

The following table sets forth for the three months ended March 31, 2020 and 2019, the percentage of certain items in our condensed consolidated statement of operations, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	82.9%	75.4%
Gross profit	17.1%	24.6%
Selling, general, and administrative expense	25.1%	17.9%
Intangibles amortization	4.0%	2.9%
Income (loss) from operations	(12.0)%	3.8%
Interest expense, net	(7.4)%	(4.5)%
Other expense, net	-%	-%
Loss before taxes	(19.4)%	(0.7)%
Income tax benefit	(4.8)%	(0.6)%
Net loss	(14.6)%	(0.1)%

Net Sales

Net sales were $68.2 million for the three months ended March 31, 2020 compared to $93.2 million in the three months ended March 31, 2019, a decrease of $25.0 million, or 26.8%. Sales decreased for the three months ended March 31, 2020 compared to the same period in the prior year due to lower volumes driven by the effect of reduced shipments from our facilities being shut down as a result of the COVID-19 crisis for the last two weeks of the quarter, chassis availability constraints and below average snowfall. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Net sales
Work Truck Attachments	$19,120	$25,817
Work Truck Solutions	49,070	67,370
	$68,190	$93,187

Net sales at our Work Truck Attachments segment were $19.1 million for the three months ended March 31, 2020 compared to $25.8 million in the three months ended March 31, 2019, a decrease of $6.7 million primarily due to lower volumes resulting from well below average snowfall for the snow season ended March 31, 2020. Snowfall in this most recent snow season was approximately 25% below the ten year average, and was the second below average snowfall season in a row.

Net sales at our Work Truck Solutions segment were $49.1 million for the three months ended March 31, 2020 compared to $67.4 million in the three months ended March 31, 2019, a decrease of $18.3 million due to lower volumes as a result of chassis supply constraints.  Sales were also impacted for the three months ended March 31, 2020 when compared to the same period in the prior year as a result of the facilities shutdown associated with the COVID-19 crisis leading to significantly reduced shipments during the last two weeks of the quarter.

Cost of Sales

Cost of sales was $56.5 million for the three months ended March 31, 2020 compared to $70.2 million for the three months ended March 31, 2019, a decrease of $13.7 million, or 19.5%. The decrease in cost of sales was driven by decreased sales as discussed above under “—Net Sales”. Cost of sales as a percentage of sales were 82.9% for the three month period ended March 31, 2020 compared to 75.4% for the three month period ended March 31, 2019. The increase in cost of sales as a percentage of sales for the three month period is due to lower sales volumes due to below average snowfall and reduced shipments related to facility shutdowns, as well as shutdown expenses related to the COVID-19 crisis. Such shutdown expenses include the continuation of wages for employees who were not working during the shutdown, as well as an increase in fixed expenses and overhead, as these costs were not capitalized into inventory for the shutdown period.

Gross Profit

Gross profit was $11.7 million for the three months ended March 31, 2020 compared to $22.9 million for the three months ended March 31, 2019, a decrease of $11.2 million, or 48.9%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 24.6% for the three months ended March 31, 2019 to 17.1% for the corresponding period in 2020.  The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $19.9 million for the three months ended March 31, 2020, compared to $19.4 million for the three months ended March 31, 2019, an increase of $0.5 million, or 2.6%. The increase was due to an increase in legal fees associated with managing the impacts of the COVID-19 crisis.

Interest Expense

Interest expense was $5.0 million for the three months ended March 31, 2020, which was higher than the $4.2 million incurred in the same period in the prior year. The increase in interest expense for the three months ended March 31, 2020 was due to a $1.4 million mark-to-market adjustment on an interest rate swap not accounted for as a hedge. During the three months ended March 31, 2020, our interest rate swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and a mark-to-market adjustment was made through interest expense as of March 31, 2020. This increase in interest expense was somewhat offset by the reduction to the principal balance of the Term Loan Credit Agreement due to a $20.0 million voluntary prepayment made in January 2020.

Income Taxes

The Company’s effective tax benefit was (24.4%) and (60.9%) for the three months ended March 31, 2020 and 2019, respectively. The effective tax benefit for the three months ended March 31, 2020 was lower when compared to the same period in the prior year due to a discrete tax benefit related to excess tax benefits from stock compensation of $0.1 million and $0.3 million in the three months ended March 31, 2020 and 2019, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Loss

Net loss for the three months ended March 31, 2020 was ($10.1) million, compared to net loss of ($0.3) million for the corresponding period in 2019, an increase in net loss of $9.8 million. The increase in net loss for the three months ended March 31, 2020 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net loss was (14.6%) for the three months ended March 31, 2020 compared to (0.1%) for the three months ended March 31, 2019.

Discussion of Critical Accounting Policies

There have been no material changes, other than those described below,  to our critical accounting policies previously disclosed in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

We assessed our reporting units for impariment as of March 31, 2020 as a result of the market volatility around the COVID-19 crisis.  Based on current facts and circumstances, we do not believe there to be a  triggering event for the quarter ended March 31, 2020.  If unfavorable economic conditions extend for a prolonged period of time, the Work Truck Solutions segment goodwill may become impaired.

Liquidity and Capital Resources

Our principal sources of cash have been, and we expect will continue to be, cash from operations and borrowings under our senior credit facilities.

Our primary uses of cash are to provide working capital, meet debt service requirements, finance capital expenditures, pay dividends under our dividend policy and support our growth, including through potential acquisitions, and for other general corporate purposes. For a description of the seasonality of our working capital rates see “—Seasonality and Year-To-Year Variability.” Additionally, as a result of the COVID-19 crisis, we may have challenges in short-term liquidity which could impact our ability to fund working capital and liquidity needs.

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

As of March 31, 2020, we had $86.3 million of total liquidity, comprised of $27.1 million in cash and cash equivalents and borrowing availability of $59.2 million under our revolving credit facility, compared with total liquidity as of December 31, 2019 of approximately $135.1 million, comprised of approximately $35.7 million in cash and cash equivalents and borrowing availability of approximately $99.4 million under our revolving credit facility. The decrease in our total liquidity from December 31, 2019 is primarily due to the seasonality of our business. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility.  Furthermore, our revolving credit facility requires us to maintain at least $10.5 million of borrowing availability and 15% of the aggregate revolving commitments at the time of determination. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.   In consideration of the COVID-19 crisis, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above throughout 2020.

The following table shows our cash and cash equivalents and inventories in thousands at March 31, 2020, December 31, 2019 and March 31, 2019.

	As of
	March 31,	December 31,	March 31,
	2020	2019	2019
Cash and cash equivalents	$27,141	$35,665	$348
Inventories	112,370	77,942	111,225

We had cash and cash equivalents of $27.1 million at March 31, 2020 compared to cash and cash equivalents of $35.7 million and $0.3 million at December 31, 2019 and March 31, 2019, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows (in thousands)	2020	2019	Change	Change

Net cash used in operating activities	$(9,080)	$(5,577)	$(3,503)	62.8%
Net cash used in investing activities	(2,304)	(769)	(1,535)	199.6%
Net cash provided by (used in) financing activities	2,860	(21,126)	23,986	(113.5)%
Change in cash	$(8,524)	$(27,472)	$18,948	69.0%

Net cash used in operating activities increased $3.5 million from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase in cash used in operating activities was due to a $9.9 million increase in net loss adjusted for reconciling items as a result of the higher net loss in the three months ended March 31, 2020, partially offset by favorable changes in working capital of $6.4 million. The largest favorable change in working capital was a decrease in accounts receivable due to entering 2020 with a higher accounts receivable balance when compared to the prior year, as well as lower sales in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Net cash used in investing activities increased $1.5 million for the three months ended March 31, 2020 compared to the corresponding period in 2019 due to an increase in capital expenditures.

Net cash provided by financing activities increased $24.0 million for the three months ended March 31, 2020 as compared to the corresponding period in 2019. The increase was primarily a result of there being $30.0 million in outstanding borrowings under our revolving credit facility at March 31, 2020 compared to $16.0 million in short term borrowings at March 31, 2019. Additionally, we there was a voluntary debt prepayment of $30.0 million during the first quarter of 2019, compared to $20.0 million in the first quarter of 2020.

Free Cash Flow

Free cash flow for the three months ended March 31, 2020 was ($11.4) million compared to ($6.3) million in the corresponding period in 2019, a decrease of $5.1 million. The decrease in free cash flow is primarily a result of higher cash used in operating activities of $3.5 million and an increase in capital expenditures of $1.5 million, as discussed above under “Liquidity and Capital Resources.”

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial information calculated other than in accordance with U.S. generally accepted accounting principles (“GAAP”).

These non-GAAP measures include:

●	Free cash flow; and
●	Adjusted EBITDA; and
●	Adjusted net income (loss) and earnings (loss) per share.

These non-GAAP disclosures should not be construed as an alternative to the reported results determined in accordance with GAAP.

Free cash flow is a non-GAAP financial measure which we define as net cash provided by (used in) operating activities less capital expenditures.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by (used in) operations.  We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(In Thousands)
Net cash used in operating activities	$(9,080)	$(5,577)
Acquisition of property and equipment	(2,304)	(769)
Free cash flow	$(11,384)	$(6,346)

Adjusted EBITDA represents net loss before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, pension termination costs, stock-based compensation, certain purchase accounting expenses, and incremental costs incurred related to the COVID-19 crisis. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(in thousands)
Net loss	$(10,086)	$(297)

Interest expense, net	5,040	4,150
Income tax benefit	(3,262)	(463)
Depreciation expense	2,156	2,067
Amortization	2,738	2,741
EBITDA	(3,414)	8,198

Stock-based compensation expense	1,368	1,054
COVID-19 (1)	317	-
Purchase accounting (2)	(17)	(217)
Other charges (3)	31	(16)
Adjusted EBITDA	$(1,715)	$9,019
(1)	Reflects incremental costs incurred related to the COVID-19 crisis for the periods presented.
(2)	Reflects reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the periods presented.
(3)	Reflects one time, unrelated legal, severance and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Adjusted EBITDA
Work Truck Attachments	$(2,076)	$2,284
Work Truck Solutions	361	6,735
	$(1,715)	$9,019

Adjusted EBITDA at our Work Truck Attachments segment was ($2.1) million for the three months ended March 31, 2020 compared to $2.3 million in the three months ended March 31, 2019, a decrease of $4.4 million.  The change in the three months ended March 31, 2020 from the corresponding period in 2019 is primarily due to lower volumes resulting from well-below average snowfall for the snow season ended March 31, 2020. In addition, Adjusted EBITDA was lower in the current year due to additional costs and inefficiencies related to the COVID-19 crisis.

Adjusted EBITDA at our Work Truck Solutions segment was $0.4 million for the three months ended March 31, 2020 compared to $6.7 million in the three months ended March 31 2019, a decrease of $6.3 million The change in the three months ended March 31, 2020 is primarily due to lower volumes from chassis availability constraints and the effect of the COVID-19 crisis, as well as additional costs and inefficiencies related to the crisis.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, pension termination costs, non-cash purchase accounting adjustments, certain charges related to unrelated legal fees and consulting fees, incremental costs incurred related to the COVID-19 crisis, and mark-to-market adjustments on derivatives not classified as hedges, net of their income tax impact.  Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. Mark-to-market adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income (loss) for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted net income (loss) as well as a reconciliation of diluted earnings (loss) per share, the most comparable GAAP financial measure, to Adjusted diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(in thousands)
Net loss (GAAP)	$(10,086)	$(297)
Adjustments:
- Stock-based compensation	1,368	1,054
- COVID-19 (1)	317	-
- Purchase accounting (2)	(17)	(217)
- Other charges (3)	31	(16)
- Mark-to-market adjustment on derivative not classified as hedge (4)	1,413	-
Tax effect on adjustments	(778)	(205)

Adjusted net income (loss) (non-GAAP)	$(7,752)	$319

Weighted average common shares outstanding assuming dilution	22,813,256	22,729,084

Adjusted earnings (loss) per common share - dilutive	$(0.34)	$0.01

GAAP diluted loss per share	$(0.44)	$(0.01)
Adjustments net of income taxes:
- Stock-based compensation	0.04	0.03
- COVID-19 (1)	0.01	(0.01)
- Purchase accounting (2)	-	-
- Other charges (3)	-	-
- Mark-to-market adjustment on derivative not classified as hedge (4)	0.05	-

Adjusted diluted earnings (loss) per share (non-GAAP)	$(0.34)	$0.01

(1)	Reflects incremental costs incurred related to the COVID-19 crisis for the periods presented.
(2)	Reflects reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the periods presented.
(3)	Reflects one time, unrelated legal, severance and consulting fees for the periods presented.

(4)	Reflects mark-to-market adjustments on an interest rate swap not classified as a hedge for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2020.

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

As of March 31, 2020, we had outstanding borrowings under our term loan of $225.3 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2020 by $0.1 million, $0.2 million and $0.3 million, respectively.

The Company is party to an interest rate swap agreement to reduce its exposure to interest rate volatility. During the three months ended March 31, 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses currently included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets will be amortized into interest expense on a straight line basis through the life of the swap. A mark-to-market adjustment was recorded in earnings on March 31,

2020. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional details on our interest rate swap agreement.

As of March 31, 2020, we had $30.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended March 31, 2020 by $0.0 million, $0.0 million and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 16.9%for the three months ended March 31, 2020 compared to 16.1% for the three months ended March 31, 2019.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Effective January 1, 2020, we adopted A 2016-13, “Financial Instruments – Credit Losses.” As a result, we have implemented changes to our controls related to credit losses. These controls were designed to provide reasonable assurance of the fair presentation of our financial statements and related disclosures.

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

Item 1A.Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2019, other than those discussed below.

The recent COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and cash flows

As a result of the COVID-19 crisis, and the market volatility and other economic implications associated with it, our business, financial condition, results of operations and cash flows have been adversely impacted in the three months ended March 31, 2020, and may be significantly impacted in future quarters. It may be more difficult to collect from customers as a result of customer bankruptcy or other hardships. Supply chains may be disrupted which could raise prices and impact our ability to obtain inventory timely.

The COVID-19 outbreak has impacted, and may continue to impact, our office locations and our manufacturing and servicing facilities, as well as those of our third party vendors, including the effects of facility closures, reductions in operating hours and other social distancing efforts.  For example, we have enacted temporary shutdown of certain of our facilities to protect the health and safety of its employees, customers, partners and the surrounding communities.  Although our operations are generally viewed as essential services in the geographies in which we operate, we can give no assurance that our operations will continue to be classified as essential in each of the jurisdictions in which we operate.  If we are unable to reopen our facilities in a timely manner, our results of operations may be adversely affected.

We may have challenges in short-term liquidity which could impact our ability to fund working capital needs. If our access to capital were to become significantly constrained or if costs of capital increased significantly due the impact of COVID-19, including volatility in the capital markets, a reduction in our credit ratings or other factors, results of operations and cash flows could be adversely affected.

We are not able to predict the full impact of the crisis on our future financial results as the situation remains unpredictable. The extent to which the COVID-19 outbreak impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the impact of COVID-19 on economic activity,  and the actions to contain its impacts on public health and the global economy. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on our financial condition, results of operations and cash flows.

We have taken steps to promote the health and well-being of our workforce, including shutting down facilities and providing necessary safety equipment employees who are working. We will continue to monitor the situation as it unfolds and will make adjustments as deemed necessary.

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

The global outbreak of COVID-19 has severely restricted the level of economic activity in North America. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. These measures have and are expected to continue to have significant adverse impacts on domestic and foreign economies of uncertain severity and duration. It is likely that the current outbreak and continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession.

Weakened economic conditions and limited or reduced government spending (including as a result of the COVID-19 pandemic) may cause both our Work Truck Attachments and Work Truck Solutions end-users to delay purchases of replacement snow and ice control equipment and upfit vehicles and instead repair their existing equipment and vehicles, leading to a decrease in our sales of new equipment and upfitted vehicles. Weakened economic conditions and limited or reduced governmental spending may also cause our end-users to delay their purchases of new light and heavy duty trucks. Because our end-users tend to purchase new snow and ice control equipment concurrent with their purchase of new light or heavy duty trucks, their delay in purchasing new light or heavy duty trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions or limited or reduced government spending may negatively affect our results of operations, financial condition and ability to generate cash flow.

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

See the section titled “–Results of Operations” above for further discussion on the impact the COVID-19 crisis has had on our results of operations for the three months ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2020, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

In March 2020, the Company withheld approximately 1,756 shares of the Company’s common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company’s shareholder-approved equity incentive plan.

Dividend Payment Restrictions

The Company’s senior credit facilities include certain restrictions on its ability to pay dividends. The senior credit facilities also restrict the Company’s subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Consolidated Financial Statements.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2020, filed on May 5, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: May 5, 2020