Form 10-Q
period 2020-06-30
DOUGLAS DYNAMICS, INC
filed 2020-08-04
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares of registrant’s common shares outstanding as of August 4, 2020 was 22,857,457.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$34,932	$35,665
Accounts receivable, net	76,827	87,871
Inventories	99,780	77,942
Inventories - truck chassis floor plan	6,663	6,539
Refundable income taxes paid	103	-
Prepaid and other current assets	4,714	3,511
Total current assets	223,019	211,528
Property, plant, and equipment, net	59,114	58,444
Goodwill	113,134	241,006
Other intangible assets, net	158,245	163,722
Operating lease - right of use asset	22,460	22,557
Other long-term assets	8,915	8,438
Total assets	$584,887	$705,695
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,743	$16,113
Accrued expenses and other current liabilities	25,845	26,496
Floor plan obligations	6,663	6,539
Operating lease liability - current	4,085	3,822
Income taxes payable	-	2,990
Current portion of long-term debt	1,972	22,143
Total current liabilities	57,308	78,103
Retiree health benefit obligation	6,549	6,338
Deferred income taxes	27,458	47,211
Long-term debt, less current portion	266,336	222,081
Operating lease liability - noncurrent	18,638	18,981
Other long-term liabilities	24,178	19,818
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,857,457 and 22,795,412 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	229	228
Additional paid-in capital	157,497	155,001
Retained earnings	33,320	160,748
Accumulated other comprehensive loss, net of tax	(6,626)	(2,814)
Total stockholders’ equity	184,420	313,163
Total liabilities and stockholders’ equity	$584,887	$705,695

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)

Net sales	$120,043	$176,356	$188,233	$269,543
Cost of sales	87,968	116,763	144,468	187,004
Gross profit	32,075	59,593	43,765	82,539
Selling, general, and administrative expense	13,858	18,767	31,007	35,411
Impairment charges	127,872	-	127,872	-
Intangibles amortization	2,739	2,739	5,477	5,480
Income (loss) from operations	(112,394)	38,087	(120,591)	41,648
Interest expense, net	(5,662)	(4,189)	(10,702)	(8,339)
Debt modification expense	(3,192)	-	(3,192)	-
Other expense, net	(67)	(125)	(178)	(296)
Income (loss) before taxes	(121,315)	33,773	(134,663)	33,013
Income tax expense (benefit)	(17,456)	8,299	(20,718)	7,836
Net income (loss)	$(103,859)	$25,474	$(113,945)	$25,177
Weighted average number of common shares outstanding:
Basic	22,857,457	22,795,412	22,835,356	22,762,431
Diluted	22,857,457	22,830,145	22,835,356	22,795,406
Earnings (loss) per common share:
Basic	$(4.55)	$1.10	$(5.00)	$1.09
Diluted	$(4.55)	$1.10	$(5.00)	$1.08
Cash dividends declared and paid per share	$0.28	$0.27	$0.56	$0.55
Comprehensive income (loss)	$(103,377)	$23,075	$(117,757)	$21,756

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2020	2019

	(unaudited)

Operating activities
Net income (loss)	$(113,945)	$25,177
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,797	9,607
Amortization of deferred financing costs and debt discount	605	607
Debt modification expense	267	-
Stock-based compensation	2,569	2,536
Adjustments on derivatives not classified as hedges	3,057	-
Provision for losses on accounts receivable	491	891
Deferred income taxes	(19,753)	492
Impairment charges	127,872	-
Earnout liability	(2,017)	(217)
Changes in operating assets and liabilities:
Accounts receivable	9,996	(34,106)
Inventories	(21,838)	(11,920)
Prepaid assets, refundable income taxes and other assets	(1,783)	(1,824)
Accounts payable	2,688	(109)
Accrued expenses and other current liabilities	(3,749)	9,438
Benefit obligations and other long-term liabilities	(281)	(892)
Net cash used in operating activities	(6,024)	(320)
Investing activities
Capital expenditures	(5,048)	(5,451)
Net cash used in investing activities	(5,048)	(5,451)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(72)	(50)
Payments of financing costs	(992)	-
Dividends paid	(12,926)	(12,570)
Net revolver borrowings	-	27,000
Borrowings on long-term debt	270,875	-
Repayment of long-term debt	(246,546)	(31,418)
Net cash provided by (used in) financing activities	10,339	(17,038)
Change in cash and cash equivalents	(733)	(22,809)
Cash and cash equivalents at beginning of period	35,665	27,820
Cash and cash equivalents at end of period	$34,932	$5,011

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$8,510	$22,485

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total
Three Months Ended June 30, 2020
Balance at March 31, 2020	22,857,457	$229	$156,296	$143,618	$(7,108)	$293,035
Net income (loss)	—	—	—	(103,859)	—	(103,859)
Dividends paid	—	—	—	(6,439)	—	(6,439)
Adjustment for postretirement benefit liability, net of tax of $20	—	—	—	—	(57)	(57)
Adjustment for interest rate swap, net of tax of ($194)	—	—	—	—	539	539
Stock based compensation	—	—	1,201	—	—	1,201
Balance at June 30, 2020	22,857,457	$229	$157,497	$33,320	$(6,626)	$184,420

Six Months Ended June 30, 2020
Balance at December 31, 2019	22,795,412	$228	$155,001	$160,748	$(2,814)	$313,163
Net income (loss)	—	—	—	(113,945)	—	(113,945)
Dividends paid	—	—	—	(12,926)	—	(12,926)
Impact due to adoption of ASC 2016-13 (credit losses), net of tax of $193	—	—	—	(557)	—	(557)
Adjustment for pension and postretirement benefit liability, net of tax of $40	—	—	—	—	(114)	(114)
Adjustment for interest rate swap, net of tax of $1,295	—	—	—	—	(3,698)	(3,698)
Shares withheld on restricted stock vesting	—	—	(72)	—	—	(72)
Stock based compensation	62,045	1	2,568	—	—	2,569
Balance at June 30, 2020	22,857,457	$229	$157,497	$33,320	$(6,626)	$184,420

Three Months Ended June 30, 2019
Balance at March 31, 2019	22,795,412	$228	$152,816	$130,176	$(7,071)	$276,149
Net income	—	—	—	25,474	—	25,474
Dividends paid	—	—	—	(6,278)	—	(6,278)
Adjustment for pension and postretirement benefit liability, net of tax of ($18)	—	—	—	—	53	53
Adjustment for interest rate swap, net of tax of $862	—	—	—	—	(2,452)	(2,452)
Shares withheld on restricted stock vesting	—	—	—	—	—	-
Stock based compensation	—	—	1,482	—	—	1,482
Balance at June 30, 2019	22,795,412	$228	$154,298	$149,372	$(9,470)	$294,428

Six Months Ended June 30, 2019
Balance at December 31, 2018	22,700,991	$227	$151,813	$136,765	$(6,049)	$282,756
Net income	—	—	—	25,177	—	25,177
Dividends paid	—	—	—	(12,570)	—	(12,570)
Adjustment for pension and postretirement benefit liability, net of tax of ($36)	—	—	—	—	106	106
Adjustment for interest rate swap, net of tax of $1,240	—	—	—	—	(3,527)	(3,527)
Shares withheld on restricted stock vesting	—	—	(50)	—	—	(50)
Stock based compensation	94,421	1	2,535	—	—	2,536
Balance at June 30, 2019	22,795,412	$228	$154,298	$149,372	$(9,470)	$294,428

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2020, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019, and the Condensed Cash Flows for the six months ended June 30, 2020 and 2019 have been prepared by the Company and have not been audited.

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

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the crisis and the economic and regulatory measures enacted to contain its spread, the Company’s results of operations have been impacted in the three and six months ended June 30, 2020, and may be significantly impacted in future quarters. In addition, the Company’s working capital and liquidity needs may become more unpredictable as a result of changes in order patterns among customers due to the pandemic.  Based on the COVID-19 pandemic, the results of operations of the Company for any quarter during the crisis may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years.

The Company preventatively and voluntarily closed its facilities on March 18, 2020.  The Company slowly ramped up production and returned to full production during the second quarter. The Company has taken what it believes to be the appropriate and necessary safety steps and precautions as employees have returned to work.

During the six months ended June 30, 2020, the Company benefited from credits related to the passage of the CARES Act on March 27, 2020 in response to the COVID-19 pandemic. Under the CARES Act, the Company qualified for an Employee Retention Credit for wages paid to employees who were not working due to a plant shutdown related to the COVID-19 pandemic. As a result of the CARES Act, the Company recorded a total benefit of $1,152 for the six months ended June 30, 2020 to Cost of sales and Selling, general and administrative expense on the Consolidated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Goodwill

The Company performs an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  The Company has determined it has three reporting units, and all significant decisions are made on a company-wide basis by the chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with the aggregate carrying value. If the fair value is greater than the carrying amount, there is no impairment. If the carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by the Company on December 31, 2019 resulted in no adjustment to the carrying value of goodwill. During the quarter ended June 30, 2020, the Company identified a triggering event as there has been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test as of June 30, 2020 for each of its reporting units.

The Work Truck Attachments segment consists of one reporting unit: Commercial. The impairment test performed as of June 30, 2020 indicated no impairment for the Commercial reporting unit. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, $47,799 of the Municipal goodwill balance was recorded as an impairment charge during the three and six months ended June 30, 2020 and is included in Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Loss. At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, $80,073 of the Dejana goodwill balance was recorded as an impairment charge during the three and six months ended June 30, 2020 and is included in Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which decreased revenue by $84 and $1 for the three months ended June 30, 2020 and 2019, respectively. The adjustment decreased revenue by $190 and increased revenue by $144 for the six months ended June 30, 2020 and 2019, respectively.

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

Revenue by customer type was as follows:

Three Months Ended June 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 73,830	$ 25,826	$ 99,656
Government	-	11,700	11,700
Fleet	-	7,133	7,133
Other	-	1,554	1,554
Total revenue	$ 73,830	$ 46,213	$ 120,043

Three Months Ended June 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 112,244	$ 29,149	$ 141,393
Government	-	16,083	16,083
Fleet	-	16,565	16,565
Other	-	2,315	2,315
Total revenue	$ 112,244	$ 64,112	$ 176,356

Six Months Ended June 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 92,950	$ 53,878	$ 146,828
Government	-	22,190	22,190
Fleet	-	16,362	16,362
Other	-	2,853	2,853
Total revenue	$ 92,950	$ 95,283	$ 188,233

Six Months Ended June 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 138,061	$ 62,192	$ 200,253
Government	-	31,612	31,612
Fleet	-	31,517	31,517
Other	-	6,161	6,161
Total revenue	$ 138,061	$ 131,482	$ 269,543

Revenue by timing of revenue recognition was as follows:

Three Months Ended June 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 73,830	$ 30,381	$ 104,211
Over time	-	15,832	15,832
Total revenue	$ 73,830	$ 46,213	$ 120,043

Three Months Ended June 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 112,244	$ 37,455	$ 149,699
Over time	-	26,657	26,657
Total revenue	$ 112,244	$ 64,112	$ 176,356

Six Months Ended June 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 92,950	$ 60,095	$ 153,045
Over time	-	35,188	35,188
Total revenue	$ 92,950	$ 95,283	$ 188,233

Six Months Ended June 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 138,061	$ 79,478	$ 217,539
Over time	-	52,004	52,004
Total revenue	$ 138,061	$ 131,482	$ 269,543

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and six months ended June 30, 2020 and 2019, respectively:

Three Months Ended June 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,035	$6,869	$(2,588)	$6,316

Three Months Ended June 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,300	$7,816	$(3,230)	$6,886

Six Months Ended June 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,187	$8,506	$(4,377)	$6,316

Six Months Ended June 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,006	$10,151	$(5,271)	$6,886

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced. There were no contract assets as of June 30, 2020 or 2019. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $947 and $913 during the three months ended June 30, 2020 and 2019, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $1,414 and $1,285 during the six months ended June 30, 2020 and 2019, respectively, which was included in contract liabilities at the beginning of each period.

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

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. Management evaluated the need for an additional allowance for credit losses related to economic conditions arising from the COVID-19 pandemic. Management has not seen indications of customers going out of business and not being able to pay their bills (although the receivables may become more aged). Management believes customers of the Work Truck Attachments segment have long-standing relationships with the Company, and are mature dealers that are likely able to weather the crisis. Many Work Truck Solutions customers are governments and municipal entities who management believes are highly unlikely to default. In addition management believes Work Truck Solutions has long-standing relationships with its customers, and the customers are in general mature dealers that are unlikely to default as a result of the pandemic. Therefore, as of June 30, 2020, no additional reserve related to the COVID-19 pandemic was deemed necessary. As of June 30, 2020 the Company had an allowance for credit losses on its trade accounts receivable of $1,255 and $1,471 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the six months ended June 30, 2020:

	Balance at	Adoption of	Additions		Changes to	Balance at
	December 31,	ASU 2016-13	charged to	Writeoffs	reserve, net	June 30,
	2019		earnings			2020
Six Months Ended June 30,2020
Work Truck Attachments	$600	$400	$200	$12	$43	$1,255
Work Truck Solutions	887	350	291	-	(57)	1,471
Total	$1,487	$750	$491	$12	$(14)	$2,726

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2020	2019
Assets:
Other long-term assets (a)	$7,776	$7,270

Total Assets	$7,776	$7,270

Liabilities:
Interest rate swaps (b)	$14,772	$6,736
Long-term debt (c)	267,001	247,630
Earnout - Dejana (d)	-	2,000
Total Liabilities	$281,773	$256,383

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $4,021 and $10,751 at June 30, 2020 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $1,522 and $5,214 at December 31, 2019 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Due to the remote probability of attaining targets related to the obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by the Peter Paul Dejana Family Trust dated 12/31/98 (“Dejana”), the earnout obligation was reduced to $0 at June 30, 2020, which is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Dejana. Included in Other long-term liabilities in the amount of $2,200 at June 30, 2019 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana. Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  There were no adjustments to fair value or payments to former owners in either the three or six months ended June 30, 2020 or June 30, 2019, other than the write off of the remaining balance.

5.Inventories

Inventories consist of the following:

	June 30,	December 31,
	2020	2019

Finished goods	$52,290	$42,125
Work-in-process	9,593	6,906
Raw material and supplies	37,897	28,911
	$99,780	$77,942

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At June 30, 2020 and December 31, 2019, the Company had $6,663 and $6,539 of chassis inventory and related floor plan financing obligation, respectively. The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2020	2019

Land	$2,378	$2,378
Land improvements	4,574	4,541
Leasehold improvements	4,087	4,087
Buildings	29,168	28,715
Machinery and equipment	58,051	55,238
Furniture and fixtures	18,605	17,918
Mobile equipment and other	5,249	5,285
Construction-in-process	7,190	6,555
Total property, plant and equipment	129,302	124,717
Less accumulated depreciation	(70,188)	(66,273)
Net property, plant and equipment	$59,114	$58,444

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2019
Operating lease expense	$ 1,297	$ 2,608	$ 1,144	$ 2,276
Short term lease cost	$ 106	$ 145	$ 96	$ 196
Total lease cost	$ 1,403	$ 2,753	$ 1,240	$ 2,472

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$ 2,618	$ 2,209
Non-cash lease expense - right-of-use assets	$ 2,076	$ 1,702
Right-of-use assets obtained in exchange for operating lease obligations	$ 2,697	$ 2,099

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	June 30, 2020		December 31, 2019
Operating Leases
Operating lease right-of-use assets	$ 22,460		$ 22,557

Other current liabilities	4,085		3,822
Operating lease liabilities	18,638		18,981
Total operating lease liabilities	$ 22,723		$ 22,803

Weighted Average Remaining Lease Term
Operating leases	72	months	78	months

Weighted Average Discount Rate
Operating leases	5.18%		5.32%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2020 (excluding the six months ended June 30, 2020)	$ 2,591
2021	5,020
2022	4,658
2023	4,108
2024	3,509
Thereafter	6,471
Total Lease Payments	26,357
Less: imputed interest	(3,634)
Total	$ 22,723

l

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2020
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	65,000	15,000
Customer relationships	80,920	24,566	56,354
Patents	21,136	13,857	7,279
Noncompete agreements	8,640	8,327	313
Trademarks	5,459	3,760	1,699
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	117,430	80,645
Total	$275,675	$117,430	$158,245

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2019
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	63,000	17,000
Customer relationships	80,920	21,914	59,006
Patents	21,136	13,229	7,907
Noncompete agreements	8,640	8,177	463
Trademarks	5,459	3,713	1,746
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	111,953	86,122
Total	$275,675	$111,953	$163,722

Amortization expense for intangible assets was $2,739 and $2,739 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for intangible assets was $5,477 and $5,480 for the six months ended June 30, 2020 and 2019, respectively. Estimated amortization expense for the remainder of 2020 and each of the succeeding five years is as follows:

2020	$5,466
2021	10,670
2022	10,520
2023	10,520
2024	7,520
2025	6,075

6.

9.Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2020	2019

Term Loan, net of debt discount of $4,619 and $781 at June 30, 2020 and December 31, 2019, respectively	$270,381	$245,787
Less current maturities	1,972	22,143
Long-term debt before deferred financing costs	268,409	223,644
Deferred financing costs, net	2,073	1,563
Long-term debt, net	$266,336	$222,081

On June 8, 2020, the Company amended and restated its senior credit facilities. Following the changes, the Company’s senior credit facilities consist of a $275,000 term loan facility (the “Term Loan Credit Agreement”) and a $100,000 revolving credit facility (the “Revolving Credit Agreement”) with a group of banks, of which $10,000 will be available in the form of letters of credit and $10,000 will be available for the issuance of short-term swingline loans. The Term Loan Credit Agreement also allows the Company to request the establishment of one or more additional term loan commitments in an aggregate amount not in excess of $100,000 subject to specified terms and conditions, which amount may be further increased so long as the First Lien Debt Ratio (as defined in the Term Loan Credit Agreement) is not greater than 3.25 to 1.00. The Revolving Credit Agreement also allows the Company, as a borrower, to request the establishment of one or more additional revolving commitments in an aggregate amount not in excess of $50,000, subject to specified terms and conditions. The Company applied the proceeds of the Term Loan Credit Agreement to refinance its existing senior secured term loan facility and for the payment of transaction consideration and expenses in connection with the Revolving Credit Agreement and the Term Loan Credit Agreement.

Following the June 8, 2020 changes to senior credit facilities described above, the new term loan under the Term Loan Credit Agreement generally bears interest at (at the Company’s election) either (i) 2.75% per annum plus the greatest of (which if the following would be less than 2.00%, such rate shall be deemed to be 2.00%) (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Term Loan Credit Agreement) plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate (“LIBOR”) for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 3.75% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%. If the LIBOR for the applicable interest period is less than 1.00%, such rate shall be deemed to be 1.00% for purposes of calculating the foregoing interest rates in the Term Loan Credit Agreement. The final maturity date of the Term Loan Credit Agreement is June 8, 2026. The principal amount of the term loan will be repaid in quarterly installments in amounts equal to 0.25% of the principal amount of the Term Loan Credit Agreement, with the balance payable on the maturity date.

The Company will be required to pay a fee for unused amounts under the Revolving Credit Agreement in an amount ranging from 0.375% to 0.50% of the unused portion of the facility, depending on the utilization of the facility. The Revolving Credit Agreement provides that the Company has the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.75% to 2.25% per annum, depending on the utilization of the facility, plus the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Revolving Credit Agreement) or (ii) a margin ranging from 0.75% to 1.25% per annum, depending on the utilization of the facility, plus the greatest of (which if the following would be less than 2.00%, such rate shall be deemed to be 2.00%) (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Revolving Loan Credit Agreement) plus 0.50% and (c) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. If the LIBOR for the applicable interest period is less than 1.00%, such rate shall be deemed to be 1.00% for purposes of calculating the foregoing interest rates in the Revolving Credit Agreement. The final maturity date of the Revolving Credit Agreement is June 8, 2023.

The Term Loan Credit Agreement was issued at a $4,125 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $1,095 are being amortized over the term of the term loan.

The Company’s amendment to its term loan facility resulted in a significant modification to a portion of the Company’s debt under ASC 470-50. The Company recorded debt expense of $3,192 related to third party fees that were expensed as incurred as the debt was deemed to be modified under ASC 470-50, and such costs are included as debt modification expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020.

At June 30, 2020, the Company had outstanding borrowings under its term loan credit agreement of $270,381, outstanding borrowings on its revolving credit facility of $0, and remaining borrowing availability of $91,852.  At December 31, 2019, the Company had outstanding borrowings under its previous term loan credit agreement of $245,787, no outstanding borrowings on its previous revolving credit facility and remaining borrowing availability of $99,352.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties in events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that if certain minimum availability under the Revolving Credit Agreement is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At June 30, 2020, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.  As of June 30, 2020, the Company was not required to make additional excess cash flow payments during fiscal 2020. The Company made a voluntary payment of $20,000 on its debt on January 31, 2020.

On June 13, 2019 the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR (with a LIBOR floor of 1.0%). The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses currently included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets will be amortized into interest expense on a straight line basis through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive loss into earnings in the next twelve months is $2,991. A mark-to-market adjustment of $897 and $2,310 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020, respectively, related to the swap.

The interest rate swap’s negative fair value at June 30, 2020 was $14,772, of which $4,021 and $10,751 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swap’s negative fair value at December 31, 2019 was $6,736, of which $1,522 and $5,214 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

10.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	June 30,	December 31,
	2020	2019

Payroll and related costs	$6,333	$10,382
Employee benefits	7,044	6,097
Accrued warranty	3,195	3,941
Interest rate swaps	4,021	1,522
Other	5,252	4,554
	$25,845	$26,496

11.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $5,355 at June 30, 2020, of which $2,160 is included in Other long-term liabilities and $3,195 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $6,541 at December 31, 2019, of which $2,600 is included in Other long-term liabilities and $3,941 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Balance at the beginning of the period	$5,202	$5,091	$6,541	$6,174
Warranty provision	712	1,219	1,261	1,780
Claims paid/settlements	(559)	(579)	(2,447)	(2,223)
Balance at the end of the period	$5,355	$5,731	$5,355	$5,731

12.	Employee Retirement Plans

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

The components of net periodic pension cost consist of the following:

	June 30,	June 30,
	2019	2019

Component of net periodic pension cost:
Service cost	$-	$-
Interest cost	410	820
Expected return on plan assets	(294)	(588)
Amortization of net loss	149	298
Net periodic pension cost	$265	$530

In conjunction with the termination of the plans, the Company made payments of $464 in the fourth quarter of 2019.  The Company made required minimum pension funding contributions of $0 to the pension plans in 2019 as a result of $7,000 in voluntary contributions in 2018.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Component of periodic other postretirement benefit cost:
Service cost	$37	$37	$74	$74
Interest cost	47	63	94	126
Amortization of net gain	(77)	(78)	(154)	(156)
Net periodic other postretirement benefit cost	$7	$22	$14	$44

Service cost is included in Income from operations on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The other components of net periodic pension and postretirement benefit cost are included in Other expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

13.Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares, using the two-class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings (loss) per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net income (loss) per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU’s were 21,910 and 26,823 in the three and six months ended June 30, 2020, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Basic loss per common share
Net income (loss)	$(103,859)	$25,474	$(113,945)	$25,177
Less income allocated to participating securities	-	320	-	328
Net income (loss) allocated to common shareholders	$(103,859)	$25,154	$(113,945)	$24,849
Weighted average common shares outstanding	22,857,457	22,795,412	22,835,356	22,762,431
	$(4.55)	$1.10	$(5.00)	$1.09

Loss per common share assuming dilution
Net income (loss)	$(103,859)	$25,474	$(113,945)	$25,177
Less income allocated to participating securities	-	320	-	328
Net income (loss) allocated to common shareholders	$(103,859)	$25,154	$(113,945)	$24,849
Weighted average common shares outstanding	22,857,457	22,795,412	22,835,356	22,762,431
Incremental shares applicable to non-participating RSUs	-	34,733	-	32,975
Weighted average common shares assuming dilution	22,857,457	22,830,145	22,835,356	22,795,406
	$(4.55)	$1.10	$(5.00)	$1.08

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $659 and $1,031 in the three months ended June 30, 2020 and 2019, respectively, and $962 and $1,374 in the six months ended June 30, 2020 and 2019, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company granted performance share units as performance-based awards under the 2010 Plan in the first quarters of 2020 and 2019 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. For performance share grants in years prior to 2018, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $53.50. The Company recognized $268 and $769 of compensation expense related to the awards in the three months ended June 30, 2020 and 2019, respectively. The Company recognized $752 and $1,063 of compensation expense related to the awards in the six months ended June 30, 2020 and 2019, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2020 expected to be earned through the requisite service period was approximately $1,126 and is expected to be recognized through 2023.

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

A summary of RSU activity for the six months ended June 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2019	35,676	$36.49	1.40	years
Granted	48,147	$50.26	1.03	years
Vested	(28,985)	$41.63
Cancelled and forfeited	(467)	$50.26

Unvested at June 30, 2020	54,371	$45.95	1.31	years

Expected to vest in the future at June 30, 2020	54,371	$45.95	1.31	years

The Company recognized $933 and $713 of compensation expense related to the RSU awards in the three months ended June 30, 2020 and 2019, respectively. The Company recognized $1,817 and $1,473 of compensation expense related to the RSU awards in the six months ended June 30, 2020 and 2019, respectively. The unrecognized compensation expense, calculated under the fair value method for shares that were, as of June 30, 2020, expected to be earned through the requisite service period was approximately $1,252 and is expected to be recognized through 2023.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net sales
Work Truck Attachments	$73,830	$112,244	$92,950	$138,061
Work Truck Solutions	46,213	64,112	95,283	131,482
	$120,043	$176,356	$188,233	$269,543
Adjusted EBITDA
Work Truck Attachments	$20,448	$38,466	$18,372	$40,750
Work Truck Solutions	(116)	5,644	245	12,379
	$20,332	$44,110	$18,617	$53,129
Depreciation and amortization expense
Work Truck Attachments	$2,652	$2,522	$5,311	$5,055
Work Truck Solutions	2,251	2,277	4,486	4,552
	$4,903	$4,799	$9,797	$9,607
Assets
Work Truck Attachments	$373,378	$374,687
Work Truck Solutions	211,509	349,189
	$584,887	$723,876
Capital Expenditures
Work Truck Attachments	$2,397	$3,643	$4,255	$4,254
Work Truck Solutions	339	997	735	1,074
	$2,736	$4,640	$4,990	$5,328

Adjusted EBITDA
Work Truck Attachments	$20,448	$38,466	$18,372	$40,750
Work Truck Solutions	(116)	5,644	245	12,379
Total Adjusted EBITDA	$20,332	$44,110	$18,617	$53,129
Less items to reconcile Adjusted EBITDA to Income (Loss) before taxes:
Interest expense - net	5,662	4,189	10,702	8,339
Depreciation expense	2,164	2,060	4,320	4,127
Amortization	2,739	2,739	5,477	5,480
Purchase accounting (1)	(2,000)	-	(2,017)	(217)
Stock based compensation	1,201	1,482	2,569	2,536
Impairment charges	127,872	-	127,872	-
Debt modification expense	3,192	-	3,192	-
COVID-19 (2)	848	-	1,165	-
Other charges (3)	(31)	(133)	-	(149)
Income (loss) before taxes	$(121,315)	$33,773	$(134,663)	$33,013

(1) - Reflects $2,000 reversal of earn-out compensation acquired in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 and $217 reversal of earn-out compensation in conjunction with the acquisition of Henderson in the six months ended June 30, 2020 and 2019, respectively.

(2) - Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented.
(3) - Reflects one time, unrelated legal and consulting fees for the periods presented.

17.	Income Taxes

The Company’s effective tax rate (benefit) was (14.4%) and 24.6% for the three months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate (benefit) was (15.4%) and 23.7% for the six months ended June 30, 2020 and 2019, respectively. The following items caused the effective tax rate for the three and six months ended June 30, 2020 to be significantly different from the Company’s historical annual effective tax rate:

●	The Company recorded impairment of nondeductible goodwill related to the Municipal reporting unit. This decreased the rate by 8.4% and 7.5% for the three and six months ended June 30, 2020, respectively.
●	After an evaluation of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that an additional valuation allowance of approximately $1,477 is necessary for certain state deferred tax assets. This decreased the rate by 0.3% and 0.2% for the three and six months ended June 30, 2020, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

18.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2020 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2019	$(5,023)	$2,209	$(2,814)
Other comprehensive loss before reclassifications	(4,612)	—	(4,612)
Amounts reclassified from accumulated other comprehensive loss: (1)	914	(114)	800
Balance at June 30, 2020	$(8,721)	$2,095	$(6,626)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(154)
Tax expense	40
Reclassification net of tax	$(114)

Realized losses on interest rate swaps reclassified to interest expense	$1,235
Tax benefit	(321)
Reclassification net of tax	$914

(a) These components are included in the computation of benefit plan costs in Note 12.

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2019 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2018	$(1,530)	$2,118	$(6,637)	$(6,049)
Other comprehensive gain before reclassifications	(3,596)	-	-	(3,596)
Amounts reclassified from accumulated other comprehensive loss: (1)	70	(115)	220	175
Balance at June 30, 2019	$(5,056)	$2,003	$(6,417)	$(9,470)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(156)
Tax expense	41
Reclassification net of tax	$(115)
Amortization of pension items:
Actuarial losses (a)	$298
Tax benefit	(78)
Reclassification net of tax	$220

Realized losses on interest rate swaps reclassified to interest expense	$95
Tax benefit	(25)
Reclassification net of tax	$70

(a)	These components are included in the computation of benefit plan costs in Note 12.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic (iii) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (iv) the inability of our suppliers and OEM partners to meet our volume or quality requirements ; (v) increases in the price of steel or other materials, including as a result of tariffs, necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel or freight,  (vii) the effects of laws and regulations (including those enacted in response to the COVID-19 pandemic) and their interpretations on our business and financial condition; (viii) a significant decline in economic conditions, including as a result of global health epidemics such as COVID-19; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) the effects of laws and regulations and their interpretations on our business and financial condition; (xiv) our inability to develop new products or improve upon existing products in response to end-user needs; (xv) losses due to lawsuits arising out of personal injuries associated with our products; (xvi) factors that could impact the future declaration and payment of dividends; (xvii) our inability to compete effectively against competition; and (xviii) our inability to achieve the projected financial performance with the business of Henderson Enterprises Group, Inc. (“Henderson”) which we acquired in 2014 or the assets of Dejana, which we acquired in 2016 and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

COVID-19

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations have been impacted in the three and six months ended June 30, 2020, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic on our future financial results as the situation remains unpredictable, but the pandemic has had and is likely to continue to have a material impact on our results of operations for the year ended December 31, 2020. In particular, we recorded goodwill impairment charges of $127.9 million in the three and six months ended June 30, 2020 as a result of the economic conditions stemming from the pandemic. See Note 1 for additional information.

We may have challenges in short-term liquidity which could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  In consideration of the COVID-19 pandemic, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities will provide adequate funds throughout 2020. We are taking appropriate steps to mitigate the effects of the pandemic where possible. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period.  Throughout the second quarter, we slowly ramped up production at various facilities as appropriate and have since returned to full production levels. We believe that we have taken all of the necessary and appropriate safety steps and precautions for employees who have returned to work. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Overview

The following table sets forth, for the three and six months ended June 30, 2020 and 2019, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2020 and 2019 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$120,043	$176,356	$188,233	$269,543
Cost of sales	87,968	116,763	144,468	187,004
Gross profit	32,075	59,593	43,765	82,539
Selling, general, and administrative expense	13,858	18,767	31,007	35,411
Impairment charges	127,872	-	127,872	-
Intangibles amortization	2,739	2,739	5,477	5,480
Income (loss) from operations	(112,394)	38,087	(120,591)	41,648
Interest expense, net	(5,662)	(4,189)	(10,702)	(8,339)
Debt modification expense	(3,192)	-	(3,192)	-
Other expense, net	(67)	(125)	(178)	(296)
Income (loss) before taxes	(121,315)	33,773	(134,663)	33,013
Income tax expense (benefit)	(17,456)	8,299	(20,718)	7,836
Net income (loss)	$(103,859)	$25,474	$(113,945)	$25,177

The following table sets forth for the three and six months ended June 30, 2020 and 2019, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.3%	66.2%	76.7%	69.4%
Gross profit	26.7%	33.8%	23.3%	30.6%
Selling, general, and administrative expense	11.5%	10.6%	16.5%	13.1%
Impairment charges	106.5%	-%	67.9%	-%
Intangibles amortization	2.3%	1.6%	2.9%	2.0%
Income (loss) from operations	(93.6)%	21.6%	(64.0)%	15.5%
Interest expense, net	(4.7)%	(2.4)%	(5.7)%	(3.1)%
Debt modification expense	(2.7)%	-%	(1.7)%	-%
Other expense, net	-%	-%	-%	-%
Income (loss) before taxes	(101.0)%	19.2%	(71.4)%	12.4%
Income tax expense (benefit)	(14.5)%	4.6%	(11.0)%	2.9%
Net income (loss)	(86.5)%	14.6%	(60.4)%	9.5%

Net Sales

Net sales were $120.0 million for the three months ended June 30, 2020 compared to $176.4 million in the three months ended June 30, 2019, a decrease of $56.4 million, or 32.0%. Net sales were $188.2 million for the six months ended June 3, 2020 compared to $269.5 million in the six months ended June 30, 2019, a decrease of $81.3 million, or 30.2%. Sales decreased for the three and six months ended June 30, 2020 compared to the same period in the prior year due to lower volumes driven by below average snowfall, the effect of reduced shipments from our facilities being shut down as a result of the COVID-19 pandemic for several weeks throughout the first and second quarters, and chassis availability constraints. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net sales
Work Truck Attachments	$73,830	$112,244	$92,950	$138,061
Work Truck Solutions	46,213	64,112	95,283	131,482
	$120,043	$176,356	$188,233	$269,543

Net sales at our Work Truck Attachments segment were $73.8 million for the three months ended June 30, 2020 compared to $112.2 million in the three months ended June 30, 2019, a decrease of $38.4 million primarily due to lower volumes resulting from well below average snowfall for the snow season ended March 31, 2020, as well as reduced shipments due to the facilities shutdown associated with the COVID-19 pandemic. Net sales at our Work Truck Attachments segment were $93.0 million for the six months ended June 30, 2020 compared to $138.1 million in the six months ended June 30, 2019, a decrease of $45.1 million primarily due to lower volumes resulting from the COVID-19 shutdown as well as the below average snowfall. Snowfall in this most recent snow season was approximately 25% below the ten year average, and was the second below average snowfall season in a row.

Net sales at our Work Truck Solutions segment were $46.2 million for the three months ended June 30, 2020 compared to $64.1 million in the three months ended June 30, 2019, a decrease of $17.9 million.  Net sales at our Work Truck Solutions segment were $95.3 million for the six months ended June 30, 2020 compared to $131.5 million in the six months ended June 30, 2019, a decrease of $36.2 million.  Sales were lower for the three and six months ended June 30, 2020 when compared to the same periods in the prior year due to lower volumes as a result of chassis supply constraints, as well as result of the facilities shutdown associated with the COVID-19 pandemic leading to significantly reduced shipments in the first and second quarters of 2020.

Cost of Sales

Cost of sales was $88.0 million for the three months ended June 30, 2020 compared to $116.8 million for the three months ended June 30, 2019, a decrease of $28.8 million, or 24.7%. Cost of sales was $144.5 million for the six months ended June 30, 2020 compared to $187.0 million for the six months ended June 30, 2019, a decrease of $42.5 million, or 22.7%. The decrease in cost of sales was driven by decreased sales as discussed above under “—Net Sales”. Cost of sales as a percentage of sales were 73.3% for the three month period ended June 30, 2020 compared to 66.2% for the three month period ended June 30, 2019. Cost of sales as a percentage of sales were 76.7% for the six month period ended June 30, 2020 compared to 69.4% for the six month period ended June 30, 2019. The increase in cost of sales as a percentage of sales for the three and six month periods is due to lower sales volumes due to below average snowfall and reduced shipments related to facility shutdowns, as well as shutdown expenses related to COVID-19. Such shutdown expenses include the continuation of wages for employees who were not working during the shutdown, as well as an increase in fixed expenses and overhead, as these costs were not capitalized into inventory for the shutdown period.

Gross Profit

Gross profit was $32.1 million for the three months ended June 30, 2020 compared to $59.6 million for the three months ended June 30, 2019, a decrease of $27.5 million, or 46.1%. Gross profit was $43.8 million for the six months ended June 30, 2020 compared to $82.5 million for the six months ended June 30, 2019, a decrease of $38.7 million, or 46.9%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 33.8% for the three months ended June 30, 2019 to 26.7% for the corresponding period in 2020. As a percentage of net sales, gross profit decreased from 30.6% for the six months ended June 30, 2019 to 23.3% for the corresponding period in 2020.   The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $16.6 million for the three months ended June 30, 2020, compared to $21.5 million for the three months ended June 30, 2019, a decrease of $4.9 million, or 22.8%. Selling, general and administrative expenses, including intangibles amortization, were $36.5 million for the six months ended June 30, 2020, compared to $40.9 million for the six months ended June 30, 2019, a decrease of $4.4 million, or 10.8%. The decrease was in part due to $2.0 million of earnout valuation adjustments in the three and six months ended June 30, 2020. The remainder of the decrease is due to lower discretionary spending, including travel and advertising and promotions, as a result of facility shutdowns during the quarter and decreased volumes as a result of the COVID-19 pandemic.

Impairment Charges

Impairment charges were $127.9 million for the three and six months ended June 30, 2020. There were no impairment charges in the same periods in the prior year. The impairment charges in 2020 relate to goodwill impairment taken on our Municipal and Dejana reporting units of $47.8 and $80.1 million, respectively. The increase in impairment charges was due to reduced performance in the current year and projected future years as a result of the COVID-19 pandemic and chassis and other supply chain constraints. See Note 1 for additional information.

Interest Expense

Interest expense was $5.7 million for the three months ended June 30, 2020, which was higher than the $4.2 million incurred in the same period in the prior year. Interest expense was $10.7 million for the six months ended June 30, 2020, which was higher than the $8.3 million incurred in the same period in the prior year. The increase in interest expense for the three and six months ended June 30, 2020 was due to $1.6 million and $3.1 million, respectively, in mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge. During the first quarter of 2020, our interest rate swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and ongoing mark-to-market adjustments are made through interest expense. This increase in interest expense was somewhat offset by the reduction to the principal balance of the Term Loan Credit Agreement due to a $20.0 million voluntary prepayment made in January 2020. See Note 9 for additional information.

Debt Modification Expense

Debt modification expense was $3.2 million in the three and six months ended June 30, 2020, compared to $0.0 million in the same periods in the prior year. The debt modification expense in 2020 related to fees incurred in conjunction with the Company’s June 8, 2020 refinancing of its Term Loan and Revolving Credit Agreement.

Income Taxes

The Company’s effective tax rate (benefit) was (14.4%) and 24.6% for the three months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate (benefit) was (15.4%) and 23.7% for the six months ended June 30, 2020 and 2019, respectively. The following items caused the effective tax rate for the three and six months ended June 30, 2020 to be significantly different from our historical annual effective tax rate:

●	We recorded impairment of nondeductible goodwill related to the Municipal reporting unit. This decreased the rate by 8.4% and 7.5% for the three and six months ended June 30, 2020, respectively.

●	After an evaluation of recent profitability, future projections of profitability, and future deferred tax liabilities, we concluded that an additional valuation allowance of approximately $1.5 million is necessary for certain state deferred tax assets. This decreased the rate by 0.3% and 0.2% for the three and six months ended June 30, 2020, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income (Loss)

Net loss for the three months ended June 30, 2020 was ($103.9) million, compared to net income of $25.5 million for the corresponding period in 2019, a decrease in net income of $129.4 million. Net income (loss) for the six months ended June 30, 2020 was ($113.9) million, compared to net income of $25.2 million for the corresponding period in 2019, a decrease in net income of $139.1 million. The decrease in net income for the three and six months ended June 30, 2020 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “— Selling, General and Administrative Expense,” “— Impairment Charges,” “— Debt Modification Expense,” and “— Income Taxes.”  As a percentage of net sales, net income (loss) was (86.5%) for the three months ended June 30, 2020 compared to 14.6% for the three months ended June 30, 2019. As a percentage of net sales, net income (loss) was (60.4%) for the six months ended June 30, 2020 compared to 9.5% for the six months ended June 30, 2019.

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

We assessed our reporting units for impariment as of June 30, 2020 as a result of the market volatility around the COVID-19 pandemic.  Based on current facts and circumstances, including a reduction in future projections resulting from the economic slowdown and continued chassis availability challenges, we determined there to be a  triggering event for the quarter ended June 30, 2020.  As a result, we performed an impairment test as of June 30, 2020 for each of our reporting units. The Work Truck Attachments segment consists of one reporting unit: Commercial. The impairment test performed as of June 30, 2020 indicated no impairment for the Commercial reporting unit. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, $47.8 million of the Municipal goodwill balance was written off during the three and six months ended June 30, 2020 and is included in Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Loss. At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, $80.1 million of the Dejana goodwill balance was written off during the three and six months ended June 30, 2020 and is included in Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Our principal sources of cash have been, and we expect will continue to be, cash from operations and borrowings under our senior credit facilities.

Our primary uses of cash are to provide working capital, meet debt service requirements, finance capital expenditures, pay dividends under our dividend policy and support our growth, including through potential acquisitions, and for other general corporate purposes. For a description of the seasonality of our working capital rates see “—Seasonality and Year-To-Year Variability.” Additionally, as a result of the COVID-19 pandemic, we may have challenges in short-term liquidity which could impact our ability to fund working capital and liquidity needs.

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

As of June 30, 2020, we had $126.8 million of total liquidity, comprised of $34.9 million in cash and cash equivalents and borrowing availability of $91.9 million under our revolving credit facility, compared with total liquidity as of December 31, 2019 of approximately $135.1 million, comprised of approximately $35.7 million in cash and cash equivalents and borrowing availability of approximately $99.4 million under our revolving credit facility. The decrease in our total liquidity from December 31, 2019 is primarily due to the seasonality of our business, as well as the debt refinancing that occurred on June 8, 2020 at which time we paid down the outstanding revolver balance of $30.0 million. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. In consideration of the COVID-19 pandemic, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above throughout 2020.

The following table shows our cash and cash equivalents and inventories in thousands at June 30, 2020, December 31, 2019 and June 30, 2019.

	As of
	June 30,	December 31,	June 30,
	2020	2019	2019
Cash and cash equivalents	$34,932	$35,665	$5,011
Inventories	99,780	77,942	93,916

We had cash and cash equivalents of $34.9 million at June 30, 2020 compared to cash and cash equivalents of $35.7 million and $5.0 million at December 31, 2019 and June 30, 2019, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows (in thousands)	2020	2019	Change	Change

Net cash used in operating activities	$(6,024)	$(320)	$(5,704)	1782.5%
Net cash used in investing activities	(5,048)	(5,451)	403	(7.4)%
Net cash provided by (used in) financing activities	10,339	(17,038)	27,377	(160.7)%
Change in cash	$(733)	$(22,809)	$22,076	96.8%

Net cash used in operating activities increased $5.7 million from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase in cash used in operating activities was due to a $30.2 million decrease in net income (loss) adjusted for reconciling items as a result of the higher net loss in the six months ended June 30, 2020 from less favorable operating results, partially offset by favorable changes in working capital of $24.5 million. The largest favorable change in working capital was a decrease in accounts receivable due to entering 2020 with a higher accounts receivable balance when compared to the prior year, as well as lower sales in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Partially offsetting this favorable change in working capital were unfavorable changes related to a decrease in taxes payable on less favorable operating results, as well as the buildup of inventory in the current year in anticipation of supply chain constraints related to the COVID-19 pandemic.

Net cash used in investing activities decreased $0.4 million for the six months ended June 30, 2020 compared to the corresponding period in 2019 due to a decrease in capital expenditures.

Net cash provided by financing activities increased $27.4 million for the six months ended June 30, 2020 as compared to the corresponding period in 2019. The increase was primarily a result of the debt refinancing that occurred on June 8, 2020, which increased the net borrowings on our long-term debt. The increase was somewhat offset by decreases from payments of financing costs of $1.0 million related to the debt refinancing in the six months ended June 30, 2020, and there being $0.0 million in outstanding borrowings under our revolving credit facility at June 30, 2020 compared to $27.0 million in short term borrowings at June 30, 2019. Additionally, we made a voluntary debt prepayment of $30.0 million during the first quarter of 2019, compared to a voluntary prepayment of $20.0 million in the first quarter of 2020.

Free Cash Flow

Free cash flow for the three months ended June 30, 2020 was $0.3 million compared to $0.6 million in the corresponding period in 2019, a decrease of $0.3 million. Free cash flow for the six months ended June 30, 2020 was ($11.1) million compared to ($5.8) million in the corresponding period in 2019, a decrease of $5.3 million. The decrease in free cash flow for the six months ended June 30, 2020 is primarily a result of higher cash used in operating activities of $5.7 million slightly offset by a decrease in capital expenditures of $0.4 million, as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	(In Thousands)		(In Thousands)
Net cash provided by (used in) operations	$3,056	$5,257	$(6,024)	$(320)
Acquisition of property and equipment	(2,744)	(4,682)	(5,048)	(5,451)
Free cash flow	$312	$575	$(11,072)	$(5,771)

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, pension termination costs, stock-based compensation, certain purchase accounting expenses, impairment charges, expenses related to debt modifications, and incremental costs incurred related to the COVID-19 pandemic. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income (loss)	$(103,859)	$25,474	$(113,945)	$25,177

Interest expense, net	5,662	4,189	10,702	8,339
Income tax expense (benefit)	(17,456)	8,299	(20,718)	7,836
Depreciation expense	2,164	2,060	4,320	4,127
Amortization	2,739	2,739	5,477	5,480
EBITDA	(110,750)	42,761	(114,164)	50,959

Stock-based compensation expense	1,201	1,482	2,569	2,536
Impairment charges	127,872	-	127,872	-
Debt modification expense	3,192	-	3,192	-
COVID-19 (1)	848	-	1,165	-
Purchase accounting (2)	(2,000)	-	(2,017)	(217)
Other charges (3)	(31)	(133)	-	(149)
Adjusted EBITDA	$20,332	$44,110	$18,617	$53,129
(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented.
(2)	Reflects $2,000 reversal of earn-out compensation acquired in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 and $217 reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the six months ended June 30, 2020 and 2019, respectively.
(3)	Reflects one time, unrelated legal, severance and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Adjusted EBITDA
Work Truck Attachments	$20,448	$38,466	$18,372	$40,750
Work Truck Solutions	(116)	5,644	245	12,379
	$20,332	$44,110	$18,617	$53,129

Adjusted EBITDA at our Work Truck Attachments segment was $20.4 million for the three months ended June 30, 2020 compared to $38.5 million in the three months ended June 30, 2019, a decrease of $18.1 million.  Adjusted EBITDA at our Work Truck Attachments segment was $18.4 million for the six months ended June 30, 2020 compared to $40.8 million in the six months ended June 30, 2019, a decrease of $22.4 million.  The change in the three and six months ended June 30, 2020 from the corresponding periods in 2019 is primarily due to lower volumes resulting from well-below average snowfall for the snow season ended March 31, 2020. In addition, Adjusted EBITDA was lower in the current year due to additional costs and inefficiencies related to the COVID-19 pandemic.

Adjusted EBITDA at our Work Truck Solutions segment was ($0.1) million for the three months ended June 30, 2020 compared to $5.6 million in the three months ended June 30 2019, a decrease of $5.7 million. Adjusted EBITDA at our Work Truck Solutions segment was $0.2 million for the six months ended June 30, 2020 compared to $12.4 million in the six months ended June 30 2019, a decrease of $12.2 million. The change in the three and six months ended June 30, 2020 is primarily due to lower volumes from the effect of the COVID-19 pandemic and chassis availability constraints, as well as additional costs and inefficiencies related to the pandemic.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, pension termination costs, non-cash purchase accounting adjustments, impairment charges, expenses related to debt modifications, certain charges related to unrelated legal fees and consulting fees, incremental costs incurred related to the COVID-19 pandemic, adjustments on derivatives not classified as hedges, net of their income tax impact.  Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income (loss) for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted net income (loss) as well as a reconciliation of diluted earnings (loss) per share, the most comparable GAAP financial measure, to Adjusted diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income (loss) (GAAP)	$(103,859)	$25,474	$(113,945)	$25,177
Adjustments:
- Stock-based compensation	1,201	1,482	2,569	2,536
- Impairment charges	127,872	-	127,872	-
- Debt modification expense	3,192	-	3,192	-
- COVID-19 (1)	848	-	1,165	-
- Purchase accounting (2)	(2,000)	-	(2,017)	(217)
- Adjustments on derivative not classified as hedge (3)	1,644	-	3,057	-
- Other charges (4)	(31)	(133)	-	(149)
Tax effect on adjustments	(21,232)	(337)	(22,010)	(543)

Adjusted net income (loss) (non-GAAP)	$7,635	$26,486	$(117)	$26,804

Weighted average common shares outstanding assuming dilution	22,857,457	22,830,145	22,835,356	22,795,406

Adjusted earnings (loss) per common share - dilutive	$0.33	$1.14	$(0.02)	$1.15

GAAP diluted earnings (loss) per share	$(4.55)	$1.10	$(5.00)	$1.08
Adjustments net of income taxes:
- Stock-based compensation	0.04	0.04	0.07	0.08
- Impairment charges	4.72	-	4.72	-
- Debt modification expense	0.11	-	0.11	-
- COVID-19 (1)	0.03	-	0.05	-
- Purchase accounting (2)	(0.07)	-	(0.07)	(0.01)
- Adjustments on derivative not classified as hedge (3)	0.05	-	0.10	-
- Other charges (4)	-	-	-	-

Adjusted diluted earnings (loss) per share (non-GAAP)	$0.33	$1.14	$(0.02)	$1.15

(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented.
(2)	Reflects $2,000 reversal of earn-out compensation acquired in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 and $217 reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the six months ended June 30, 2020 and 2019, respectively.
(3)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(4)	Reflects one time, unrelated legal, severance and consulting fees for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended June 30, 2020, other than those described below. Due to material changes to contractual obligations related to long term debt resulting from the refinancing of our Term Loan Credit Agreement and Revolving Credit Agreement, as discussed in Note 9, we have updated our contractual obligations related to our long term debt and related interest.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$270,381	$1,972	$3,944	$3,944	$260,521
Interest on long-term debt (2)	76,310	6,531	25,831	25,309	18,639

Total contracted cash obligations related to long term debt	$346,691	$8,503	$29,775	$29,253	$279,160

(1)	Long-term debt obligation is presented net of discount of $4.6 million at June 30, 2020
(2)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of June 30, 2020.

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

As of June 30, 2020, we had outstanding borrowings under our term loan of $270.4 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2020 by $0.2 million, $0.2 million and $0.3 million, respectively.

The Company is party to an interest rate swap agreement to reduce its exposure to interest rate volatility. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses currently included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets will be amortized into interest expense on a straight line basis through the life of the swap. Ongoing mark-to-market adjustments are recorded through earnings. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional details on our interest rate swap agreement.

As of June 30, 2020, we had $0.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2020 by $0.1 million, $0.1 million and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 7.0% and 10.6% for the three and six months ended June 30, 2020 compared to 8.5% and 11.1% for the three and six months ended June 30, 2019.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Effective January 1, 2020, we adopted ASU 2016-13, “Financial Instruments – Credit Losses.” As a result, we have implemented changes to our controls related to credit losses. These controls were designed to provide reasonable assurance of the fair presentation of our financial statements and related disclosures.

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

The recent COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and cash flows

As a result of the COVID-19 pandemic, and the market volatility and other economic implications associated with it, our business, financial condition, results of operations and cash flows have been adversely impacted in the three and six months ended June 30, 2020, and may be significantly impacted in future quarters. It may be more difficult to collect from customers as a result of customer bankruptcy or other hardships. Supply chains may be disrupted which could raise prices and impact our ability to obtain inventory timely. During the three months ended June 30, 2020, we faced supply chain disruptions and additional difficulty obtaining chassis and other inventory, and supply chains may continue to be disrupted which could adversely affect our results.

The COVID-19 pandemic has impacted, and will likely continue to impact, our office locations and our manufacturing and servicing facilities, as well as those of our third party vendors, including the effects of facility closures, reductions in operating hours and other social distancing efforts.  For example, we enacted temporary shutdown of certain of our facilities in the first and second quarters to protect the health and safety of our employees, customers, partners and the surrounding communities. We slowly ramped up production during the second quarter, and are currently at full production levels. Although our operations are generally viewed as essential services in the geographies in which we operate, we can give no assurance that our operations will continue to be classified as essential in each of the jurisdictions in which we operate.

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

We are not able to predict the full impact of the crisis on our future financial results as the situation remains unpredictable. The extent to which the COVID-19 pandemic impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the impact of COVID-19 on economic activity,  and the actions to contain its impacts on public health and the global economy. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on our financial condition, results of operations and cash flows.

We have taken steps to promote the health and well-being of our workforce, including temporarily shutting down facilities and providing necessary safety equipment to employees who are working. We will continue to monitor the situation as it unfolds and will make adjustments as deemed necessary.

If economic conditions in the United States further deteriorate, or if spending by governmental agencies is limited or reduced, our results of operations, financial condition and ability to generate cash flow may be adversely affected.

Historically, demand for snow and ice control equipment for light and heavy duty trucks as well as upfitted vehicles has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow-belt regions in North America.

The global outbreak of COVID-19 has severely restricted the level of economic activity in North America. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. These measures have and are expected to continue to have significant adverse impacts on domestic and foreign economies of uncertain severity and duration. It is likely that the current outbreak and continued spread of COVID-19 may cause a further economic slowdown, and it is possible that it could cause a global recession.

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

See the section titled “–Results of Operations” above for further discussion on the impact the COVID-19 pandemic has had on our results of operations for the three and six months ended June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2020, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

During the three months ended June 30, 2020, the Company did not purchase any of its equity securities.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

On July 30, 2020, the Company entered into employment agreements with two of its executive officers:  Keith Hagelin, President – Commercial Snow and Ice, and Jonathon Sievert, President – Work Truck Solutions.  The forms of employment agreement are consistent with the forms of employment agreement between the Company and other executive officers of the Company.

Mr. Hagelin’s employment agreement codifies various compensatory arrangements already in place between Mr. Hagelin and the Company, and also provides him with additional rights to receive compensation at the time of certain scenarios related to termination of his employment with the Company.  Pursuant to Mr. Hagelin’s employment agreement, he will receive a base salary of $350,000 per year, subject to increase, and will remain eligible to receive an annual performance bonus upon the achievement of certain performance targets approved by the Compensation Committee of the Company’s Board of Directors pursuant to the Company’s annual incentive plan. Mr. Hagelin will also remain eligible to participate in the Company’s long-term equity program for executive officers.  Mr. Hagelin is also subject to certain customary non-competition and other covenants in connection with his employment.  The employment agreement between Mr. Hagelin and the Company, effective July 30, 2020, supersedes in its entirety the letter agreement between Mr. Hagelin and the Company dated June 14, 2010.

Mr. Sievert’s employment agreement also codifies various compensatory arrangements already in place between Mr. Sievert and the Company, and also provides him with additional rights to receive compensation at the time of certain scenarios related to termination of his employment with the Company.  Pursuant to Mr. Sievert’s employment agreement, he will receive a base salary of $312,145 per year, subject to increase, and will remain eligible to receive an annual performance bonus upon the achievement of certain performance targets approved by the Compensation Committee of the Company’s Board of Directors pursuant to the Company’s annual incentive plan. Mr. Sievert will also remain eligible to participate in the Company’s long-term equity program for executive officers.  Mr. Sievert is also subject to certain customary non-competition and other covenants in connection with his employment.

The foregoing summary of the terms of the employment agreements between each of Mr. Hagelin and Mr. Sievert with the Company is qualified in its entirety by the terms of their respective employment agreements, which are filed herewith as Exhibit 10.3 and Exhibit 10.4, respectively, and incorporated herein by reference.

Item 6.Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description
10.1

Third Amended and Restated Credit and Guaranty Agreement, dated as of June 8, 2020, among Douglas Dynamics, L.L.C., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC, as borrowers, Douglas Dynamics, Inc., as guarantor, the banks and financial institutions listed therein, as lenders, J.P. Morgan Securities LLC and CIBC Bank USA, as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and CIBC Bank USA, as syndication agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed June 11, 2020 (File No. 001-34728)].

10.2

Amendment and Restatement Agreement, dated as of June 8, 2020, among Douglas Dynamics, L.L.C., as borrower, Douglas Dynamics, Inc., Douglas Dynamics Finance Company, Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC, as guarantors, the banks and financial institutions listed therein, as lenders, and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed June 11, 2020 (File No. 001-34728)]

10.3*	Employment Agreement between Keith Hagelin and Douglas Dynamics, LLC, effective July 30, 2020.
10.4*	Employment Agreement between Jonathon Sievert and Douglas Dynamics, LLC, effective July 30, 2020.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2020, filed on August 4, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: August 4, 2020