Form 10-Q
period 2020-09-30
DOUGLAS DYNAMICS, INC
filed 2020-11-02
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Number of shares of registrant’s common shares outstanding as of November 2, 2020 was 22,857,457.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019	4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5
Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	44
PART II. OTHER INFORMATION	45
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	47
Item 4. Mine Safety Disclosures	47
Item 5. Other Information	47
Item 6. Exhibits	48
Signatures	49

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$14,285	$35,665
Accounts receivable, net	123,192	87,871
Inventories	93,721	77,942
Inventories - truck chassis floor plan	11,306	6,539
Refundable income taxes paid	1,441	-
Prepaid and other current assets	4,739	3,511
Total current assets	248,684	211,528
Property, plant, and equipment, net	62,169	58,444
Goodwill	113,134	241,006
Other intangible assets, net	155,508	163,722
Operating lease - right of use asset	22,458	22,557
Other long-term assets	9,311	8,438
Total assets	$611,264	$705,695
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,068	$16,113
Accrued expenses and other current liabilities	28,670	26,496
Floor plan obligations	11,028	6,539
Operating lease liability - current	4,297	3,822
Income taxes payable	-	2,990
Short term borrowings	12,000	-
Current portion of long-term debt	1,972	22,143
Total current liabilities	78,035	78,103
Retiree health benefit obligation	6,654	6,338
Deferred income taxes	28,655	47,211
Long-term debt, less current portion	265,920	222,081
Operating lease liability - noncurrent	18,466	18,981
Other long-term liabilities	25,681	19,818
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,857,457 and 22,795,412 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	229	228
Additional paid-in capital	157,696	155,001
Retained earnings	36,065	160,748
Accumulated other comprehensive loss, net of tax	(6,137)	(2,814)
Total stockholders’ equity	187,853	313,163
Total liabilities and stockholders’ equity	$611,264	$705,695

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)

Net sales	$133,761	$141,869	$321,994	$411,412
Cost of sales	97,033	101,930	241,501	288,934
Gross profit	36,728	39,939	80,493	122,478
Selling, general, and administrative expense	16,428	17,269	47,435	52,680
Impairment charges	-	-	127,872	-
Intangibles amortization	2,737	2,737	8,214	8,217
Income (loss) from operations	17,563	19,933	(103,028)	61,581
Interest expense, net	(5,007)	(4,271)	(15,709)	(12,610)
Debt modification expense	(237)	-	(3,429)	-
Other income (expense), net	145	(120)	(33)	(416)
Income (loss) before taxes	12,464	15,542	(122,199)	48,555
Income tax expense (benefit)	3,234	3,113	(17,484)	10,949
Net income (loss)	$9,230	$12,429	$(104,715)	$37,606
Weighted average number of common shares outstanding:
Basic	22,857,457	22,795,412	22,842,777	22,773,546
Diluted	22,878,002	22,832,170	22,842,777	22,808,722
Earnings (loss) per common share:
Basic	$0.40	$0.54	$(4.60)	$1.63
Diluted	$0.39	$0.53	$(4.60)	$1.61
Cash dividends declared and paid per share	$0.28	$0.27	$0.84	$0.82
Comprehensive income (loss)	$9,719	$11,361	$(108,038)	$33,116

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2020	2019

	(unaudited)

Operating activities
Net income (loss)	$(104,715)	$37,606
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,704	14,335
Amortization of deferred financing costs and debt discount	914	910
Debt modification expense	267	-
Stock-based compensation	2,768	3,061
Adjustments on derivatives not classified as hedges	3,133	-
Provision for losses on accounts receivable	778	988
Deferred income taxes	(18,556)	442
Impairment charges	127,872	-
Earnout liability	(2,017)	(217)
Changes in operating assets and liabilities:
Accounts receivable	(36,656)	(72,734)
Inventories	(16,057)	(8,410)
Prepaid assets, refundable income taxes and other assets	(3,542)	(2,450)
Accounts payable	3,205	(1,594)
Accrued expenses and other current liabilities	(962)	4,418
Benefit obligations and other long-term liabilities	1,782	2,476
Net cash used in operating activities	(27,082)	(21,169)
Investing activities
Capital expenditures	(9,465)	(7,801)
Net cash used in investing activities	(9,465)	(7,801)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(72)	(50)
Payments of financing costs	(992)	-
Dividends paid	(19,411)	(18,879)
Net revolver borrowings	12,000	57,000
Borrowings on long-term debt	270,875	-
Repayment of long-term debt	(247,233)	(32,051)
Net cash provided by financing activities	15,167	6,020
Change in cash and cash equivalents	(21,380)	(22,950)
Cash and cash equivalents at beginning of period	35,665	27,820
Cash and cash equivalents at end of period	$14,285	$4,870

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$27,691	$40,974

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total
Three Months Ended September 30, 2020
Balance at June 30, 2020	22,857,457	$229	$157,497	$33,320	$(6,626)	$184,420
Net income	—	—	—	9,230	—	9,230
Dividends paid	—	—	—	(6,485)	—	(6,485)
Adjustment for postretirement benefit liability, net of tax of $20	—	—	—	—	(57)	(57)
Adjustment for interest rate swap, net of tax of ($194)	—	—	—	—	546	546
Stock based compensation	—	—	199	—	—	199
Balance at September 30, 2020	22,857,457	$229	$157,696	$36,065	$(6,137)	$187,853

Nine Months Ended September 30, 2020
Balance at December 31, 2019	22,795,412	$228	$155,001	$160,748	$(2,814)	$313,163
Net income (loss)	—	—	—	(104,715)	—	(104,715)
Dividends paid	—	—	—	(19,411)	—	(19,411)
Impact due to adoption of ASC 2016-13 (credit losses), net of tax of $193	—	—	—	(557)	—	(557)
Adjustment for pension and postretirement benefit liability, net of tax of $60	—	—	—	—	(171)	(171)
Adjustment for interest rate swap, net of tax of $1,101	—	—	—	—	(3,152)	(3,152)
Shares withheld on restricted stock vesting	—	—	(72)	—	—	(72)
Stock based compensation	62,045	1	2,767	—	—	2,768
Balance at September 30, 2020	22,857,457	$229	$157,696	$36,065	$(6,137)	$187,853

Three Months Ended September 30, 2019
Balance at June 30, 2019	22,795,412	$228	$154,298	$149,372	$(9,470)	$294,428
Net income	—	—	—	12,429	—	12,429
Dividends paid	—	—	—	(6,309)	—	(6,309)
Adjustment for pension and postretirement benefit liability, net of tax of ($18)	—	—	—	—	53	53
Adjustment for interest rate swap, net of tax of $394	—	—	—	—	(1,122)	(1,122)
Shares withheld on restricted stock vesting	—	—	—	—	—	-
Stock based compensation	—	—	525	—	—	525
Balance at September 30, 2019	22,795,412	$228	$154,823	$155,492	$(10,539)	$300,004

Nine Months Ended September 30, 2019
Balance at December 31, 2018	22,700,991	$227	$151,813	$136,765	$(6,049)	$282,756
Net income	—	—	—	37,606	—	37,606
Dividends paid	—	—	—	(18,879)	—	(18,879)
Adjustment for pension and postretirement benefit liability, net of tax of ($54)	—	—	—	—	159	159
Adjustment for interest rate swap, net of tax of $1,634	—	—	—	—	(4,649)	(4,649)
Shares withheld on restricted stock vesting	—	—	(50)	—	—	(50)
Stock based compensation	94,421	1	3,060	—	—	3,061
Balance at September 30, 2019	22,795,412	$228	$154,823	$155,492	$(10,539)	$300,004

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2020, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and the Condensed Cash Flows for the nine months ended September 30, 2020 and 2019 have been prepared by the Company and have not been audited.

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

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the crisis and the economic and regulatory measures enacted to contain its spread, the Company’s results of operations have been impacted in the three and nine months ended September 30, 2020, and may be significantly impacted in future quarters. In addition, the Company’s working capital and liquidity needs may become more unpredictable as a result of changes in order patterns among customers due to the pandemic.  Based on the COVID-19 pandemic, the results of operations of the Company for any quarter during the crisis may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years.

The Company preventatively and voluntarily closed its facilities on March 18, 2020.  The Company slowly ramped up production and returned to full production during the second quarter and remained fully operational in the third quarter. The Company has taken what it believes to be the appropriate and necessary safety steps and precautions as employees have returned to work.

During the nine months ended September 30, 2020, the Company benefited from credits related to the passage of the CARES Act on March 27, 2020 in response to the COVID-19 pandemic. Under the CARES Act, the Company qualified for an Employee Retention Credit for wages paid to employees who were not working due to a plant shutdown related to the COVID-19 pandemic. As a result of the CARES Act, the Company recorded a total benefit of $1,152 for the nine months ended September 30, 2020 to Cost of sales and Selling, general and administrative expense on the Consolidated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Goodwill

The Company performs an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  The Company has determined it has three reporting units, and all significant decisions are made on a company-wide basis by the chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with the aggregate carrying value. If the fair value is greater than the carrying amount, there is no impairment. If the carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by the Company on December 31, 2019 resulted in no adjustment to the carrying value of goodwill. During the quarter ended June 30, 2020, the Company identified a triggering event as there has been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability constraints. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test as of June 30, 2020 for each of its reporting units.

The Work Truck Attachments segment consists of one reporting unit: Commercial. The impairment test performed as of June 30, 2020 indicated no impairment for the Commercial reporting unit. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, $47,799 of the Municipal goodwill balance was recorded as an impairment charge during the three months ended June 30, 2020 and is included in Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, $80,073 of the Dejana goodwill balance was recorded as an impairment charge during the three months ended June 30, 2020 and is included in Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The Company adopted this standard in the first quarter of fiscal 2020 specifically related to its interest rate swap, where the Company asserts the forecasted transaction using the existing reference rate associated with the swap remains probable. See Note 9 for additional information.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which decreased revenue by $216 and increased revenue by $839 for the three months ended September 30, 2020 and 2019, respectively. The adjustment decreased revenue by $406 and increased revenue by $983 for the nine months ended September 30, 2020 and 2019, respectively.

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

Revenue by customer type was as follows:

Three Months Ended September 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 76,903	$ 24,768	$ 101,671
Government	-	19,058	19,058
Fleet	-	11,277	11,277
Other	-	1,755	1,755
Total revenue	$ 76,903	$ 56,858	$ 133,761

Three Months Ended September 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 75,632	$ 29,007	$ 104,639
Government	-	18,373	18,373
Fleet	-	16,775	16,775
Other	-	2,082	2,082
Total revenue	$ 75,632	$ 66,237	$ 141,869

Nine Months Ended September 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 169,853	$ 78,646	$ 248,499
Government	-	41,248	41,248
Fleet	-	27,639	27,639
Other	-	4,608	4,608
Total revenue	$ 169,853	$ 152,141	$ 321,994

Nine Months Ended September 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 213,693	$ 91,199	$ 304,892
Government	-	49,985	49,985
Fleet	-	48,292	48,292
Other	-	8,243	8,243
Total revenue	$ 213,693	$ 197,719	$ 411,412

Revenue by timing of revenue recognition was as follows:

Three Months Ended September 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 76,903	$ 38,564	$ 115,467
Over time	-	18,294	18,294
Total revenue	$ 76,903	$ 56,858	$ 133,761

Three Months Ended September 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 75,632	$ 41,099	$ 116,731
Over time	-	25,138	25,138
Total revenue	$ 75,632	$ 66,237	$ 141,869

Nine Months Ended September 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 169,853	$ 98,659	$ 268,512
Over time	-	53,482	53,482
Total revenue	$ 169,853	$ 152,141	$ 321,994

Nine Months Ended September 30, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 213,693	$ 120,577	$ 334,270
Over time	-	77,142	77,142
Total revenue	$ 213,693	$ 197,719	$ 411,412

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and nine months ended September 30, 2020 and 2019, respectively:

Three Months Ended September 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$6,316	$3,500	$(5,620)	$4,196

Three Months Ended September 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$6,886	$3,328	$(6,147)	$4,067

Nine Months Ended September 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,187	$12,006	$(9,997)	$4,196

Nine Months Ended September 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,006	$13,479	$(11,418)	$4,067

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of September 30, 2020 or 2019. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $773 and $721 during the three months ended September 30, 2020 and 2019, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $2,187 and $2,006 during the nine months ended September 30, 2020 and 2019, respectively, which was included in contract liabilities at the beginning of each period.

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

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. Management evaluated the need for an additional allowance for credit losses related to economic conditions arising from the COVID-19 pandemic. Management has not seen indications of customers going out of business and not being able to pay their bills (although the receivables may become more aged). Management believes customers of the Work Truck Attachments segment have long-standing relationships with the Company, and are mature dealers that are likely able to weather the crisis. Many Work Truck Solutions customers are governments and municipal entities who management believes are highly unlikely to default. In addition management believes Work Truck Solutions has long-standing relationships with its customers, and the customers are in general mature dealers that are unlikely to default as a result of the pandemic. Therefore, as of September 30, 2020, no additional reserve related to the COVID-19 pandemic was deemed necessary. As of September 30, 2020, the Company had an allowance for credit losses on its trade accounts receivable of $1,355 and $1,600 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the nine months ended September 30, 2020:

	Balance at	Adoption of	Additions		Changes to	Balance at
	December 31,	ASU 2016-13	charged to	Writeoffs	reserve, net	September 30,
	2019		earnings			2020
Nine Months Ended September 30, 2020
Work Truck Attachments	$600	$400	$300	$12	$43	$1,355
Work Truck Solutions	887	350	478	55	(170)	1,600
Total	$1,487	$750	$778	$67	$(127)	$2,955

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2020	2019
Assets:
Other long-term assets (a)	$8,152	$7,270

Total Assets	$8,152	$7,270

Liabilities:
Interest rate swaps (b)	$14,099	$6,736
Long-term debt (c)	267,187	247,630
Earnout - Dejana (d)	-	2,000
Total Liabilities	$281,286	$256,383

(a)  Included in other assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $4,064 and $10,035 at September 30, 2020 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $1,522 and $5,214 at December 31, 2019 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

(d) Due to the remote probability of attaining targets related to the obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by the Peter Paul Dejana Family Trust dated 12/31/98 (“Dejana”), the earnout obligation was reduced to $0 during the nine months ended September 30, 2020, which is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Dejana. Included in Other long-term liabilities in the amount of $2,200 at September 30, 2019 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana. Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market.  There were no adjustments to fair value or payments to former owners in either the three or nine months ended September 30, 2020 or September 30, 2019, other than the write off of the remaining balance of the earnout obligation.

5.Inventories

Inventories consist of the following:

	September 30,	December 31,
	2020	2019

Finished goods	$47,858	$42,125
Work-in-process	8,162	6,906
Raw material and supplies	37,701	28,911
	$93,721	$77,942

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At September 30, 2020 and December 31, 2019, the Company had $11,306 and $6,539, respectively, of chassis inventory and $11,028 and $6,539 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2020	2019

Land	$2,378	$2,378
Land improvements	4,684	4,541
Leasehold improvements	4,087	4,087
Buildings	29,300	28,715
Machinery and equipment	58,253	55,238
Furniture and fixtures	18,783	17,918
Mobile equipment and other	5,192	5,285
Construction-in-process	11,685	6,555
Total property, plant and equipment	134,362	124,717
Less accumulated depreciation	(72,193)	(66,273)
Net property, plant and equipment	$62,169	$58,444

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2019
Operating lease expense	$ 1,364	$ 3,972	$ 1,286	$ 3,562
Short term lease cost	$ 141	$ 286	$ 121	$ 317
Total lease cost	$ 1,505	$ 4,258	$ 1,407	$ 3,879

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$ 3,911	$ 3,392
Non-cash lease expense - right-of-use assets	$ 3,095	$ 2,679
Right-of-use assets obtained in exchange for operating lease obligations	$ 3,796	$ 3,525

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	September 30, 2020		December 31, 2019
Operating Leases
Operating lease right-of-use assets	$ 22,458		$ 22,557

Other current liabilities	4,297		3,822
Operating lease liabilities	18,466		18,981
Total operating lease liabilities	$ 22,763		$ 22,803

Weighted Average Remaining Lease Term
Operating leases	69	months	78	months

Weighted Average Discount Rate
Operating leases	5.16%		5.32%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$ 1,353
2021	5,271
2022	4,916
2023	4,360
2024	3,742
Thereafter	6,578
Total Lease Payments	26,220
Less: imputed interest	(3,457)
Total	$ 22,763

l

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2020
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	66,000	14,000
Customer relationships	80,920	25,891	55,029
Patents	21,136	14,170	6,966
Noncompete agreements	8,640	8,402	238
Trademarks	5,459	3,784	1,675
Amortizable intangibles, net	196,155	118,247	77,908
Total	$273,755	$118,247	$155,508

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2019
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	63,000	17,000
Customer relationships	80,920	21,914	59,006
Patents	21,136	13,229	7,907
Noncompete agreements	8,640	8,177	463
Trademarks	5,459	3,713	1,746
Backlog	1,900	1,900	-
License	20	20	-
Amortizable intangibles, net	198,075	111,953	86,122
Total	$275,675	$111,953	$163,722

Amortization expense for intangible assets was $2,737 and $2,737 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense for intangible assets was $8,214 and $8,217 for the nine months ended September 30, 2020 and 2019, respectively. Estimated amortization expense for the remainder of 2020 and each of the succeeding five years is as follows:

2020	$2,733
2021	10,670
2022	10,520
2023	10,520
2024	7,520
2025	6,075

6.

9.Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2020	2019

Term Loan, net of debt discount of $4,427 and $781 at September 30, 2020 and December 31, 2019, respectively	$269,886	$245,787
Less current maturities	1,972	22,143
Long-term debt before deferred financing costs	267,914	223,644
Deferred financing costs, net	1,994	1,563
Long-term debt, net	$265,920	$222,081

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

The Company will be required to pay a fee for unused amounts under the Revolving Credit Agreement in an amount ranging from 0.375% to 0.50% of the unused portion of the facility, depending on the utilization of the facility. The Revolving Credit Agreement provides that the Company has the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.75% to 2.25% per annum, depending on the utilization of the facility, plus the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Revolving Credit Agreement) or (ii) a margin ranging from 0.75% to 1.25% per annum, depending on the utilization of the facility, plus the greatest of (which if the following would be less than 2.00%, such rate shall be deemed to be 2.00%) (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Revolving Loan Credit Agreement) plus 0.50% and (c) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate plus 1.00%. If the LIBOR for the applicable interest period is less than 1.00%, such rate shall be deemed to be 1.00% for purposes of calculating the foregoing interest rates in the Revolving Credit Agreement. The final maturity date of the Revolving Credit Agreement is June 8, 2023.

The Term Loan Credit Agreement was issued at a $4,125 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $1,133 are being amortized over the term of the term loan.

The Company’s amendment to its Term Loan Credit Agreement resulted in a significant modification to a portion of the Company’s debt under ASC 470-50. The Company recorded debt expense of $3,429 related to third party fees that were expensed as incurred as the debt was deemed to be modified under ASC 470-50, and such costs are included as debt modification expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

At September 30, 2020, the Company had outstanding borrowings under its Term Loan Credit Agreement of $269,886, outstanding borrowings under its Revolving Credit Agreement of $12,000, and remaining borrowing availability of $79,627.  At December 31, 2019, the Company had outstanding borrowings under its previous term loan credit agreement of $245,787, no outstanding borrowings on its previous revolving credit facility and remaining borrowing availability of $99,352.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties in events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. The terms of the Revolving Credit Agreement specifically restrict subsidiaries from paying dividends if a minimum availability under the Revolving Credit Agreement is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Revolving Credit Agreement includes a requirement that, if certain minimum availability under the Revolving Credit Agreement is not maintained, the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0:1.0. Compliance with the fixed charge coverage ratio test is subject to certain cure rights under the Revolving Credit Agreement. At September 30, 2020, the Company was in compliance with the respective covenants. The credit facilities are collateralized by substantially all of the assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.  As of September 30, 2020, the Company was not required to make additional excess cash flow payments during fiscal 2020. The Company made a voluntary payment of $20,000 on its debt on January 31, 2020.

On June 13, 2019 the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR (with a LIBOR floor of 1.0%). The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses currently included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets will be amortized into interest expense on a straight line basis through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive loss into earnings in the next twelve months is $2,991. A mark-to-market adjustment of ($673) and $1,637 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020, respectively, related to the swap.

The interest rate swap’s negative fair value at September 30, 2020 was $14,099, of which $4,064 and $10,035 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swap’s negative fair value at December 31, 2019 was $6,736, of which $1,522 and $5,214 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

10.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	September 30,	December 31,
	2020	2019

Payroll and related costs	$6,899	$10,382
Employee benefits	7,616	6,097
Accrued warranty	3,370	3,941
Interest rate swaps	4,064	1,522
Other	6,721	4,554
	$28,670	$26,496

11.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $5,750 at September 30, 2020, of which $2,380 is included in Other long-term liabilities and $3,370 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $6,541 at December 31, 2019, of which $2,600 is included in Other long-term liabilities and $3,941 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Balance at the beginning of the period	$5,355	$5,731	$6,541	$6,174
Warranty provision	864	886	2,125	2,665
Claims paid/settlements	(469)	(273)	(2,916)	(2,495)
Balance at the end of the period	$5,750	$6,344	$5,750	$6,344

12.	Employee Retirement Plans

The Company sponsored qualified defined-benefit plans, including the Douglas Dynamics, L.L.C Pension Plan for Hourly Employees (“hourly plan”) and the Douglas Dynamics, L.L.C Salaried Pension Plan (“salaried plan”). The salaried plan generally provided pension benefits that were based on the employee’s average earnings and credited service. Such plan was partially frozen as of December 31, 2011 and subsequently was completely frozen as of December 31, 2018. The hourly plan generally provided benefits of stated amounts for each year of service. Such plan was frozen as of December 31, 2011. Consistent with its long-term plans, the Company terminated its hourly plan and salaried plan during the fourth quarter of 2019. In October of 2019, lump-sum settlement payments of $3,245 and $12,476 were made from the hourly plan and salaried plan, respectively, in conjunction with the termination of these plans. In satisfaction of its obligations, in November of 2019 the Company purchased annuities of $4,767 and $20,044 for hourly plan and salaried plan participants, respectively. The Company recognized a non-cash charge within the Consolidated Statements of Income related to unrecognized actuarial losses in AOCL of $6,380 in the year ended December 31, 2019.

The components of net periodic pension cost consist of the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019

Component of net periodic pension cost:
Service cost	$-	$-
Interest cost	410	1,230
Expected return on plan assets	(294)	(882)
Amortization of net loss	149	447
Net periodic pension cost	$265	$795

In conjunction with the termination of the plans, the Company made payments of $464 in the fourth quarter of 2019.  The Company made required minimum pension funding contributions of $0 to the pension plans in 2019 as a result of $7,000 in voluntary contributions in 2018.

Components of net periodic other postretirement benefit cost consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Component of periodic other postretirement benefit cost:
Service cost	$37	$37	$111	$111
Interest cost	47	63	141	189
Amortization of net gain	(77)	(78)	(231)	(234)
Net periodic other postretirement benefit cost	$7	$22	$21	$66

Service cost is included in Income from operations on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The other components of net periodic pension and postretirement benefit cost are included in Other expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

13.Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares, using the two-class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings (loss) per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net income (loss) per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU’s were 24,132 in the nine months ended September 30, 2020.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Basic earnings (loss) per common share
Net income (loss)	$9,230	$12,429	$(104,715)	$37,606
Less income allocated to participating securities	121	163	-	501
Net income (loss) allocated to common shareholders	$9,109	$12,266	$(104,715)	$37,105
Weighted average common shares outstanding	22,857,457	22,795,412	22,842,777	22,773,546
	$0.40	$0.54	$(4.60)	$1.63

Earnings (loss) per common share assuming dilution
Net income (loss)	$9,230	$12,429	$(104,715)	$37,606
Less income allocated to participating securities	121	163	-	501
Net income (loss) allocated to common shareholders	$9,109	$12,266	$(104,715)	$37,105
Weighted average common shares outstanding	22,857,457	22,795,412	22,842,777	22,773,546
Incremental shares applicable to non-participating RSUs	20,545	36,758	-	35,176
Weighted average common shares assuming dilution	22,878,002	22,832,170	22,842,777	22,808,722
	$0.39	$0.53	$(4.60)	$1.61

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $21 and $0 in the three months ended September 30, 2020 and 2019, respectively, and $983 and $1,374 in the nine months ended September 30, 2020 and 2019, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company granted performance share units as performance-based awards under the 2010 Plan in the first quarters of 2020 and 2019 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. For performance share grants in years prior to 2018, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period.  In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $53.50. The Company recognized ($15) and $338 of compensation expense related to the awards in the three months ended September 30, 2020 and 2019, respectively. The Company recognized $737 and $1,401 of compensation expense related to the awards in the nine months ended September 30, 2020 and 2019, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2020 expected to be earned through the requisite service period was approximately $753 and is expected to be recognized through 2023.

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

A summary of RSU activity for the nine months ended September 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2019	35,676	$36.49	1.40	years
Granted	48,433	$50.20	0.92	years
Vested	(47,196)	$45.71
Cancelled and forfeited	(891)	$50.20

Unvested at September 30, 2020	36,022	$42.73	1.65	years

Expected to vest in the future at September 30, 2020	36,022	$42.73	1.65	years

The Company recognized $214 and $187 of compensation expense related to the RSU awards in the three months ended September 30, 2020 and 2019, respectively. The Company recognized $2,031 and $1,660 of compensation expense related to the RSU awards in the nine months ended September 30, 2020 and 2019, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2020, expected to be earned through the requisite service period was approximately $1,098 and is expected to be recognized through 2023.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net sales
Work Truck Attachments	$76,903	$75,632	$169,853	$213,693
Work Truck Solutions	56,858	66,237	152,141	197,719
	$133,761	$141,869	$321,994	$411,412
Adjusted EBITDA
Work Truck Attachments	$20,155	$18,673	$38,527	$59,423
Work Truck Solutions	2,917	6,393	3,162	18,772
	$23,072	$25,066	$41,689	$78,195
Depreciation and amortization expense
Work Truck Attachments	$2,683	$2,524	$7,994	$7,579
Work Truck Solutions	2,224	2,204	6,710	6,756
	$4,907	$4,728	$14,704	$14,335
Assets
Work Truck Attachments	$396,793	$406,746
Work Truck Solutions	214,471	360,163
	$611,264	$766,909
Capital Expenditures
Work Truck Attachments	$4,850	$1,955	$9,105	$6,209
Work Truck Solutions	375	404	1,110	1,478
	$5,225	$2,359	$10,215	$7,687

Adjusted EBITDA
Work Truck Attachments	$20,155	$18,673	$38,527	$59,423
Work Truck Solutions	2,917	6,393	3,162	18,772
Total Adjusted EBITDA	$23,072	$25,066	$41,689	$78,195
Less items to reconcile Adjusted EBITDA to Income (Loss) before taxes:
Interest expense - net	5,007	4,271	15,709	12,610
Depreciation expense	2,170	1,991	6,490	6,118
Amortization	2,737	2,737	8,214	8,217
Purchase accounting (1)	-	-	(2,017)	(217)
Stock based compensation	199	525	2,768	3,061
Impairment charges	-	-	127,872	-
Debt modification expense	237	-	3,429	-
COVID-19 (2)	157	-	1,322	-
Other charges (3)	101	-	101	(149)
Income (loss) before taxes	$12,464	$15,542	$(122,199)	$48,555

(1)	Reflects $2,000 reversal of earn-out compensation acquired in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 and $217 reversal of earn-out compensation in conjunction with the acquisition of Henderson in the nine months ended September 30, 2020 and 2019, respectively.
(2)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented.
(3)	Reflects unrelated legal and consulting fees for the periods presented.

17.	Income Taxes

The Company’s effective tax rate was 26.0% and 20.0% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 was higher when compared to the same period in the prior year due to the release of reserves for uncertain tax positions of $819 in the three months ended September 30, 2019. The Company’s effective tax rate was 14.3% and 22.5% for the nine months ended September 30, 2020 and 2019, respectively. The following items caused the effective tax rate for the nine months ended September 30, 2020 to be significantly lower than the Company’s historical annual effective tax rate:

●	The Company recorded an impairment of nondeductible goodwill related to the Municipal reporting unit. This decreased the rate by 8.2% for the nine months ended September 30, 2020.
●	After an evaluation of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that an additional valuation allowance of approximately $1,652 is necessary for certain state deferred tax assets. This decreased the rate by 0.3% for the nine months ended September 30, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

18.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2020 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2019	$(5,023)	$2,209	$(2,814)
Other comprehensive loss before reclassifications	(4,837)	—	(4,837)
Amounts reclassified from accumulated other comprehensive loss: (1)	1,685	(171)	1,514
Balance at September 30, 2020	$(8,175)	$2,038	$(6,137)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(231)
Tax expense	60
Reclassification net of tax	$(171)

Realized losses on interest rate swaps reclassified to interest expense	$2,277
Tax benefit	(592)
Reclassification net of tax	$1,685

(a) These components are included in the computation of benefit plan costs in Note 12.

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2019 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2018	$(1,530)	$2,118	$(6,637)	$(6,049)
Other comprehensive gain before reclassifications	(4,799)	-	-	(4,799)
Amounts reclassified from accumulated other comprehensive loss: (1)	152	(173)	330	309
Balance at September 30, 2019	$(6,177)	$1,945	$(6,307)	$(10,539)
(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(234)
Tax expense	61
Reclassification net of tax	$(173)
Amortization of pension items:
Actuarial losses (a)	$447
Tax benefit	(117)
Reclassification net of tax	$330

Realized losses on interest rate swaps reclassified to interest expense	$206
Tax benefit	(54)
Reclassification net of tax	$152

(a)	These components are included in the computation of benefit plan costs in Note 12.

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

COVID-19

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations have been impacted in the three and nine months ended September 30, 2020, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic on our future financial results as the situation remains unpredictable, but the pandemic has had and is likely to continue to have a material impact on our results of operations for the year ended December 31, 2020. In particular, we recorded goodwill impairment charges of $127.9 million in the nine months ended September 30, 2020 as a result of the economic conditions stemming from the pandemic. See Note 1 for additional information.

We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects.  In consideration of the COVID-19 pandemic, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities will provide adequate funds throughout 2020. We are taking appropriate steps to mitigate the effects of the pandemic where possible. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period.  Throughout the second quarter, we slowly ramped up production at various facilities as appropriate and returned to full production levels by the end of the second quarter. We remained fully operational throughout the third quarter. We believe that we have taken all of the necessary and appropriate safety steps and precautions for employees who have returned to work. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Overview

The following table sets forth, for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2020 and 2019 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$133,761	$141,869	$321,994	$411,412
Cost of sales	97,033	101,930	241,501	288,934
Gross profit	36,728	39,939	80,493	122,478
Selling, general, and administrative expense	16,428	17,269	47,435	52,680
Impairment charges	-	-	127,872	-
Intangibles amortization	2,737	2,737	8,214	8,217
Income (loss) from operations	17,563	19,933	(103,028)	61,581
Interest expense, net	(5,007)	(4,271)	(15,709)	(12,610)
Debt modification expense	(237)	-	(3,429)	-
Other income (expense), net	145	(120)	(33)	(416)
Income (loss) before taxes	12,464	15,542	(122,199)	48,555
Income tax expense (benefit)	3,234	3,113	(17,484)	10,949
Net income (loss)	$9,230	$12,429	$(104,715)	$37,606

The following table sets forth for the three and nine months ended September 30, 2020 and 2019, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.5%	71.8%	75.0%	70.2%
Gross profit	27.5%	28.2%	25.0%	29.8%
Selling, general, and administrative expense	12.3%	12.2%	14.7%	12.8%
Impairment charges	-%	-%	39.7%	-%
Intangibles amortization	2.0%	1.9%	2.6%	2.0%
Income (loss) from operations	13.2%	14.1%	(32.0)%	15.0%
Interest expense, net	(3.7)%	(3.0)%	(4.9)%	(3.1)%
Debt modification expense	(0.2)%	-%	(1.1)%	-%
Other income (expense), net	-%	-%	-%	-%
Income (loss) before taxes	9.3%	11.1%	(38.0)%	11.9%
Income tax expense (benefit)	2.4%	2.2%	(5.4)%	2.7%
Net income (loss)	6.9%	8.9%	(32.6)%	9.2%

Net Sales

Net sales were $133.8 million for the three months ended September 30, 2020 compared to $141.9 million in the three months ended September 30, 2019, a decrease of $8.1 million, or 5.7%. Sales decreased for the three months ended September 30, 2020 compared to the same period in the prior year due to lower volumes driven by class 4-6 chassis availability constraints at Work Truck Solutions, offset by increased volumes at Work Truck

Attachments. Net sales were $322.0 million for the nine months ended September 30, 2020 compared to $411.4 million in the nine months ended September 30, 2019, a decrease of $89.4 million, or 21.7%. Sales decreased for the nine months ended September 30, 2020 compared to the same period in the prior year due to lower volumes driven by below average snowfall, the effect of reduced shipments from our facilities being shut down as a result of the COVID-19 pandemic for several weeks throughout the first and second quarters, and class 4-6 chassis availability constraints. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net sales
Work Truck Attachments	$76,903	$75,632	$169,853	$213,693
Work Truck Solutions	56,858	66,237	152,141	197,719
	$133,761	$141,869	$321,994	$411,412

Net sales at our Work Truck Attachments segment were $76.9 million for the three months ended September 30, 2020 compared to $75.6 million in the three months ended September 30, 2019, an increase of $1.3 million primarily due to the timing of shipments. Net sales at our Work Truck Attachments segment were $169.9 million for the nine months ended September 30, 2020 compared to $213.7 million in the nine months ended September 30, 2019, a decrease of $43.8 million primarily due to lower volumes resulting from reduced shipments due to the facilities shutdown associated with the COVID-19 pandemic as well as below average snowfall for the snow season ended March 31, 2020. Snowfall in this most recent snow season was approximately 25% below the ten year average, and was the second below average snowfall season in a row.

Net sales at our Work Truck Solutions segment were $56.9 million for the three months ended September 30, 2020 compared to $66.2 million in the three months ended September 30, 2019, a decrease of $9.3 million. Sales were lower for the three months ended September 30, 2020 when compared to the same period in the prior year due to lower volumes as a result of class 4-6 chassis supply constraints. Net sales at our Work Truck Solutions segment were $152.1 million for the nine months ended September 30, 2020 compared to $197.7 million in the nine months ended September 30, 2019, a decrease of $45.6 million.  Sales were lower for the nine months ended September 30, 2020 when compared to the same period in the prior year due to lower volumes as a result of class 4-6 chassis supply constraints, as well as result of the facilities shutdown associated with the COVID-19 pandemic leading to significantly reduced shipments in the first and second quarters of 2020.

Cost of Sales

Cost of sales was $97.0 million for the three months ended September 30, 2020 compared to $101.9 million for the three months ended September 30, 2019, a decrease of $4.9 million, or 4.8%. Cost of sales was $241.5 million for the nine months ended September 30, 2020 compared to $288.9 million for the nine months ended September 30, 2019, a decrease of $47.4 million, or 16.4%. The decrease in Cost of sales was driven by decreased sales as discussed above under “—Net Sales”. Cost of sales as a percentage of sales were 72.5% for the three month period ended September 30, 2020 compared to 71.8% for the three month period ended September 30, 2019. The increase in cost of sales as a percentage of sales for the three month period is due to the lower sales volumes. Cost of sales as a percentage of sales were 75.0% for the nine month period ended September 30, 2020 compared to 70.2% for the nine month period ended September 30, 2019. The increase in cost of sales as a percentage of sales for the nine month period is due to lower sales volumes due to below average snowfall and reduced shipments related to facility shutdowns, as well as shutdown expenses related to COVID-19. Such shutdown expenses include the continuation of wages for employees who were not working during the shutdown, as well as an increase in fixed expenses and overhead, as these costs were not capitalized into inventory for the shutdown period.

Gross Profit

Gross profit was $36.7 million for the three months ended September 30, 2020 compared to $39.9 million for the three months ended September 30, 2019, a decrease of $3.2 million, or 8.0%. Gross profit was $80.5 million for the nine months ended September 30, 2020 compared to $122.5 million for the nine months ended September 30, 2019, a decrease of $42.0 million, or 34.3%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 28.2% for the three months ended September 30, 2019 to 27.5% for the corresponding period in 2020. As a percentage of net sales, gross profit decreased from 29.8% for the nine months ended September 30, 2019 to 25.0% for the corresponding period in 2020.   The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $19.2 million for the three months ended September 30, 2020, compared to $20.0 million for the three months ended September 30, 2019, a decrease of $0.8 million, or 4.0%. Selling, general and administrative expenses, including intangibles amortization, were $55.6 million for the nine months ended September 30, 2020, compared to $60.9 million for the nine months ended September 30, 2019, a decrease of $5.3 million, or 8.7%. The decrease was in part due to $2.0 million of earnout valuation adjustments in the nine months ended September 30, 2020. The remainder of the decrease in the three and nine months ended September 30, 2020 is due to lower discretionary spending, including travel and advertising and promotions, as a result of facility shutdowns during the first and second quarters and decreased volumes as a result of the COVID-19 pandemic.

Impairment Charges

Impairment charges were $127.9 million for the nine months ended September 30, 2020. There were no impairment charges in the same period in the prior year. The impairment charges in 2020 relate to goodwill impairment taken on our Municipal and Dejana reporting units of $47.8 and $80.1 million, respectively. The increase in impairment charges was due to reduced performance in the current year and projected future years as a result of the COVID-19 pandemic and chassis and other supply chain constraints. See Note 1 for additional information.

Interest Expense

Interest expense was $5.0 million for the three months ended September 30, 2020, which was higher than the $4.3 million incurred in the same period in the prior year. Interest expense was $15.7 million for the nine months ended September 30, 2020, which was higher than the $12.6 million incurred in the same period in the prior year. The increase in interest expense for the three months ended September 30, 2020 was due to higher interest paid on our term loan of $1.0 million due to the increase in principal balance from the June 8, 2020 refinancing, as well as $0.1 million in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge. This increase in interest expense was somewhat offset by lower revolver interest of $0.3 million in the three ended September 30, 2020, as a result of decreased short-term borrowings when compared to the prior year. The increase in interest expense for the nine months ended September 30, 2020 was due to $3.2 million in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge, as well as higher interest paid on our term loan of $0.3 million, due to the increase in principal balance from the June 8, 2020 refinancing slightly offset by a $20.0 million voluntary prepayment made in January 2020. This increase in interest expense was somewhat offset by lower revolver interest of $0.4 million in the nine months ended September 30, 2020, as a result of decreased short-term borrowings when compared to the prior year. See Note 9 for additional information.

Debt Modification Expense

Debt modification expense was $0.2 million in the three months ended September 30, 2020, compared to $0.0 million in the same period in the prior year. Debt modification expense was $3.4 million in the nine months ended September 30, 2020, compared to $0.0 million in the same period in the prior year. The debt modification expense in 2020 related to fees incurred in conjunction with the Company’s June 8, 2020 refinancing of its Term Loan and Revolving Credit Agreement.

Income Taxes

The Company’s effective tax rate was 26.0% and 20.0% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 was higher when compared to the same period in the prior year due to the release of reserves for uncertain tax positions of $819 in the three months ended September 30, 2019. The Company’s effective tax rate was 14.3% and 22.5% for the nine months ended September 30, 2020 and 2019, respectively. The following items caused the effective tax rate for the nine months ended September 30, 2020 to be significantly lower than the Company’s historical annual effective tax rate:

●	The Company recorded an impairment of nondeductible goodwill related to the Municipal reporting unit. This decreased the rate by 8.2% for the nine months ended September 30, 2020.
●	After an evaluation of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that an additional valuation allowance of approximately $1,652 is necessary for certain state deferred tax assets. This decreased the rate by 0.3% for the nine months ended September 30, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income (Loss)

Net income for the three months ended September 30, 2020 was $9.2 million, compared to net income of $12.4 million for the corresponding period in 2019, a decrease of $3.2 million. Net income (loss) for the nine months ended September 30, 2020 was ($104.7) million, compared to net income of $37.6 million for the corresponding period in 2019, a decrease in net income of $142.3 million. The decrease in net income for the three and nine months ended September 30, 2020 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “— Selling, General and Administrative Expense,” “— Impairment Charges,” “— Debt Modification Expense,” and “— Income Taxes.”  As a percentage of net sales, net income (loss) was 6.9% for the three months ended September 30, 2020 compared to 8.9% for the three months ended September 30, 2019. As a percentage of net sales, net income (loss) was (32.6%) for the nine months ended September 30, 2020 compared to 9.2% for the nine months ended September 30, 2019.

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

We assessed our reporting units for impariment as of June 30, 2020 as a result of the market volatility around the COVID-19 pandemic.  Based on facts and circumstances, including a reduction in future projections resulting from the economic slowdown and continued chassis availability challenges, we determined there to be a  triggering event for the quarter ended June 30, 2020.  As a result, we performed an impairment test as of June 30, 2020 for each of our reporting units. The Work Truck Attachments segment consists of one reporting unit: Commercial. The impairment test performed as of June 30, 2020 indicated no impairment for the Commercial reporting unit. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, $47.8 million of the Municipal goodwill balance was written off during the nine months ended September 30, 2020 and is included in Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, $80.1 million of the Dejana goodwill balance was written off during the nine months ended September 30, 2020 and is included in Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss.)

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

As of September 30, 2020, we had $93.9 million of total liquidity, comprised of $14.3 million in cash and cash equivalents and borrowing availability of $79.6 million under our revolving credit facility, compared with total liquidity as of December 31, 2019 of approximately $135.1 million, comprised of approximately $35.7 million in cash and cash equivalents and borrowing availability of approximately $99.4 million under our revolving credit facility. The decrease in our total liquidity from December 31, 2019 is primarily due to the seasonality of our business. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. In consideration of the COVID-19 pandemic, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for the foreseeable future.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2020, December 31, 2019 and September 30, 2019.

	As of
	September 30,	December 31,	September 30,
	2020	2019	2019
Cash and cash equivalents	$14,285	$35,665	$4,870
Inventories	93,721	77,942	90,406

We had cash and cash equivalents of $14.3 million at September 30, 2020 compared to cash and cash equivalents of $35.7 million and $4.9 million at December 31, 2019 and September 30, 2019, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows (in thousands)	2020	2019	Change	Change

Net cash used in operating activities	$(27,082)	$(21,169)	$(5,913)	27.9%
Net cash used in investing activities	(9,465)	(7,801)	(1,664)	21.3%
Net cash provided by financing activities	15,167	6,020	9,147	151.9%
Change in cash	$(21,380)	$(22,950)	$1,570	6.8%

Net cash used in operating activities increased $5.9 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase in cash used in operating activities was due to a $32.0 million decrease in net income (loss) adjusted for reconciling items as a result of the higher net loss in the nine months ended September 30, 2020 from less favorable operating results, partially offset by favorable changes in working capital of $26.1 million. The largest favorable change in working capital was a decrease in accounts receivable due to entering 2020 with a higher accounts receivable balance when compared to the prior year, as well as lower sales in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Partially offsetting this favorable change in working capital were unfavorable changes related to the buildup of inventory in the current year in anticipation of supply chain constraints related to the COVID-19 pandemic.

Net cash used in investing activities increased $1.7 million for the nine months ended September 30, 2020 compared to the corresponding period in 2019 due to an increase in capital expenditures.

Net cash provided by financing activities increased $9.1 million for the nine months ended September 30, 2020 as compared to the corresponding period in 2019. The increase was primarily a result of the debt refinancing that occurred on June 8, 2020, which increased the net borrowings on our long-term debt. The increase was somewhat offset by decreases from payments of financing costs of $1.0 million related to the debt refinancing in the nine months ended September 30, 2020, and there being $12.0 million in outstanding borrowings under our revolving credit facility at September 30, 2020 compared to $57.0 million in short term borrowings at September 30, 2019. Additionally, we made a voluntary debt prepayment of $30.0 million during the first quarter of 2019, compared to a voluntary prepayment of $20.0 million in the first quarter of 2020.

Free Cash Flow

Free cash flow for the three months ended September 30, 2020 was ($25.5) million compared to ($23.2) million in the corresponding period in 2019, a decrease of $2.3 million. Free cash flow for the nine months ended September 30, 2020 was ($36.5) million compared to ($29.0) million in the corresponding period in 2019, a decrease of $7.5 million. The decrease in free cash flow for the nine months ended September 30, 2020 is primarily a result of higher cash used in operating activities of $5.9 million and an increase in capital expenditures of $1.7 million, as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

	(In Thousands)		(In Thousands)
Net cash used in operations	$(21,058)	$(20,849)	$(27,082)	$(21,169)
Acquisition of property and equipment	(4,417)	(2,350)	(9,465)	(7,801)
Free cash flow	$(25,475)	$(23,199)	$(36,547)	$(28,970)

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income (loss)	$9,230	$12,429	$(104,715)	$37,606

Interest expense, net	5,007	4,271	15,709	12,610
Income tax expense (benefit)	3,234	3,113	(17,484)	10,949
Depreciation expense	2,170	1,991	6,490	6,118
Amortization	2,737	2,737	8,214	8,217
EBITDA	22,378	24,541	(91,786)	75,500

Stock-based compensation expense	199	525	2,768	3,061
Impairment charges	-	-	127,872	-
Debt modification expense	237	-	3,429	-
COVID-19 (1)	157	-	1,322	-
Purchase accounting (2)	-	-	(2,017)	(217)
Other charges (3)	101	-	101	(149)
Adjusted EBITDA	$23,072	$25,066	$41,689	$78,195
(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented.
(2)	Reflects $2,000 reversal of earn-out compensation acquired in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 and $217 reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the nine months ended September 30, 2020 and 2019, respectively.
(3)	Reflects unrelated legal, severance and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Adjusted EBITDA
Work Truck Attachments	$20,155	$18,673	$38,527	$59,423
Work Truck Solutions	2,917	6,393	3,162	18,772
	$23,072	$25,066	$41,689	$78,195

Adjusted EBITDA at our Work Truck Attachments segment was $20.2 million for the three months ended September 30, 2020 compared to $18.7 million in the three months ended September 30, 2019, an increase of $1.5 million.  The change in the three months ended September 30, 2020 from the corresponding period in 2019 is primarily due to higher volumes. Adjusted EBITDA at our Work Truck Attachments segment was $38.5 million for the nine months ended September 30, 2020 compared to $59.4 million in the nine months ended September 30, 2019, a decrease of $20.9 million.  The change in the nine months ended September 30, 2020 from the corresponding period in 2019 is primarily due to lower volumes resulting from well-below average snowfall for the snow season ended March 31, 2020. In addition, Adjusted EBITDA was lower in the current year due to additional costs and inefficiencies related to the COVID-19 pandemic.

Adjusted EBITDA at our Work Truck Solutions segment was $2.9 million for the three months ended September 30, 2020 compared to $6.4 million in the three months ended September 30 2019, a decrease of $3.5 million. The change in the three months ended September 30, 2020 is primarily due to chassis availability constraints. Adjusted EBITDA at our Work Truck Solutions segment was $3.2 million for the nine months ended September 30, 2020 compared to $18.8 million in the nine months ended September 30 2019, a decrease of $15.6 million. The change in the nine months ended September 30, 2020 is primarily due to lower volumes from the effect of the COVID-19 pandemic and chassis availability constraints, as well as additional costs and inefficiencies related to the pandemic.

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted net income (loss) as well as a reconciliation of diluted earnings (loss) per share, the most comparable GAAP financial measure, to Adjusted diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income (loss) (GAAP)	$9,230	$12,429	$(104,715)	$37,606
Adjustments:
- Stock-based compensation	199	525	2,768	3,061
- Impairment charges	-	-	127,872	-
- Debt modification expense	237	-	3,429	-
- COVID-19 (1)	157	-	1,322	-
- Purchase accounting (2)	-	-	(2,017)	(217)
- Adjustments on derivative not classified as hedge (3)	76	-	3,133	-
- Other charges (4)	101	-	101	(149)
Tax effect on adjustments	(192)	(131)	(22,202)	(674)

Adjusted net income (loss) (non-GAAP)	$9,808	$12,823	$9,691	$39,627

Weighted average common shares outstanding assuming dilution	22,878,002	22,832,170	22,866,909	22,808,722

Adjusted earnings (loss) per common share - dilutive	$0.42	$0.55	$0.41	$1.70

GAAP diluted earnings (loss) per share	$0.39	$0.53	$(4.60)	$1.61
Adjustments net of income taxes:
- Stock-based compensation	0.01	0.02	0.09	0.10
- Impairment charges	-	-	4.72	-
- Debt modification expense	0.01	-	0.11	-
- COVID-19 (1)	0.01	-	0.05	-
- Purchase accounting (2)	-	-	(0.07)	(0.01)
- Adjustments on derivative not classified as hedge (3)	-	-	0.11	-
- Other charges (4)	-	-	-	-

Adjusted diluted earnings (loss) per share (non-GAAP)	$0.42	$0.55	$0.41	$1.70

(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented.
(2)	Reflects $2,000 reversal of earn-out compensation acquired in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 and $217 reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the nine months ended September 30, 2020 and 2019, respectively.
(3)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(4)	Reflects unrelated legal, severance and consulting fees for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the nine months ended September 30, 2020, other than those described below. Due to material changes to contractual obligations related to long-term debt resulting from the refinancing of our Term Loan Credit Agreement and Revolving Credit Agreement, as discussed in Note 9, we have updated our contractual obligations related to our long-term debt and related interest.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$269,886	$1,972	$3,944	$3,944	$260,026
Interest on long-term debt (2)	73,045	3,266	25,831	25,309	18,639

Total contracted cash obligations related to long-term debt	$342,931	$5,238	$29,775	$29,253	$278,665

(1)	Long-term debt obligation is presented net of discount of $4.4 million at September 30, 2020.
(2)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of September 30, 2020.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We do not use financial instruments for speculative trading purposes, and do not hold any derivative financial instruments that could expose us to significant market risk. Other than the broad effects of the COVID-19 pandemic and its negative impact on the global economy and major financial markets, our primary market risk exposures are changes in interest rates and steel price fluctuations.

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

As of September 30, 2020, we had outstanding borrowings under our term loan of $269.9 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2020 by $0.4 million, $0.6 million and $0.8 million, respectively.

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

As of September 30, 2020, we had $12.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2020 by $0.0 million, $0.0 million and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 8.9% and 9.9% for the three and nine months ended September 30, 2020 compared to 10.1% and 10.8% for the three and nine months ended September 30, 2019.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

The COVID-19 pandemic has had and could continue to have an adverse effect on our business, financial condition, results of operations and cash flows

As a result of the COVID-19 pandemic, and the market volatility and other economic implications associated with it, our business, financial condition, results of operations and cash flows have been adversely impacted in the three and nine months ended September 30, 2020, and may be significantly impacted in future quarters. It may be more difficult to collect from customers as a result of customer bankruptcy or other hardships. Supply chains may be disrupted which could raise prices and impact our ability to obtain inventory timely. During the three months ended September 30, 2020, we continued to face supply chain disruptions and difficulty obtaining chassis and other inventory. Supply chains may continue to be disrupted which could adversely affect our results.

The COVID-19 pandemic has impacted, and will likely continue to impact, our office locations and our manufacturing and servicing facilities, as well as those of our third party vendors, including the effects of facility closures, reductions in operating hours and other social distancing efforts.  For example, we enacted temporary shutdown of certain of our facilities in the first and second quarters to protect the health and safety of our employees, customers, partners and the surrounding communities. We slowly ramped up production during the second quarter, and are currently at full production levels. Although our operations are generally viewed as essential services in the geographies in which we operate, we can give no assurance that our operations will continue to be classified as essential in each of the jurisdictions in which we operate.  As a result, should additional facility closures and hours restrictions come into effect, our operations may be impacted.

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

We are not able to predict the full impact of the crisis on our future financial results as the situation remains unpredictable. The extent to which the COVID-19 pandemic impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic, the longevity of the pandemic, the impact of the pandemic on economic activity,  and the actions to contain its impacts on public health and the global economy. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on our financial condition, results of operations and cash flows.

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

The global COVID-19 pandemic has severely restricted the level of economic activity in North America. In response to the pandemic, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. These measures have and are expected to continue to have significant adverse impacts on domestic and foreign economies of uncertain severity and duration. It is likely that the current pandemic and continued spread of COVID-19 may cause further economic slowdown, and it is possible that it could cause a global recession.

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

See the section titled “–Results of Operations” above for further discussion on the impact the COVID-19 pandemic has had on our results of operations for the three and nine months ended September 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2020, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

During the three months ended September 30, 2020, the Company did not purchase any of its equity securities.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2020, filed on November 2, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: November 2, 2020