Form 10-K
period 2020-12-31
DOUGLAS DYNAMICS, INC
filed 2021-02-23
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

At June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $803 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At February 23, 2021, the Registrant had outstanding an aggregate of 22,857,457 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2021, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2020, are incorporated into Part III.

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward - looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change;
●	Our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business;
●	The inability of our suppliers and OEM partners to meet our volume or quality requirements;
●	Increases in the price of steel or other materials, including as a result of tariffs, necessary for the production of our products that cannot be passed on to our distributors;
●	Increases in the price of fuel or freight;
●	The effects of laws and regulations and their interpretations on our business and financial conditions;
●	A significant decline in economic conditions, including as a result of the COVID-19 pandemic;
●	Our inability to maintain good relationships with our distributors;
●	Lack of available or favorable financing options for our end-users, distributors or customers;
●	Inaccuracies in our estimates of future demand for our products;
●	Our inability to protect or continue to build our intellectual property portfolio;
●	Our inability to develop new products or improve upon existing products in response to end-user needs;
●	Losses due to lawsuits arising out of personal injuries associated with our products;
●	Factors that could impact the future declaration and payment of dividends;
●	Our inability to compete effectively against our competition; and
●	Our inability to achieve the projected financial performance with the business of Henderson Enterprises Group, Inc. (“Henderson”), which we acquired in 2014, or with the assets of Dejana Truck & Utility Equipment Company, Inc. (“Dejana”), which we acquired in 2016 and unexpected costs or liabilities related to such acquisitions.

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

In our Work Truck Attachments segment, we offer a broad product line of snowplows and sand and salt spreaders for light trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. For the years ended December 31, 2020, 2019 and 2018, 86%, 83% and 84% of our net sales in our Work Truck Attachments segment were generated from sales of snow and ice control equipment, respectively, and 14%, 17% and 16% of our net sales in our Work Truck Attachments segment were generated from sales of parts and accessories, respectively. While we measure sales of parts and accessories separately from snow and ice control equipment, they are integrated with one another and are not separable.

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

Our Work Truck Solutions segment participates in the manufacture of municipal snow and ice control products and offers a complementary line of upfitting services and products. Our Work Truck Solutions products consist of truck and vehicle upfits where we attach component pieces of equipment, truck bodies, racking, and storage solutions with varying levels of complexity to a vehicle chassis, and which are typically used by end-users for work related purposes.  Our Work Truck Solutions segment is a premier upfitter of Class 4 - 8 trucks and other commercial work vehicles. We also provide customized turnkey solutions to governmental agencies such as Departments of Transportation (“DOTs”) and municipalities. Additionally, we believe that our Work Truck Solutions segment is a leading specialized manufacturer of storage solutions for trucks and vans and cable pulling equipment for trucks. We believe we are a regional market leader in the truck and vehicle upfitting market.  We believe that our Work Truck Solutions business possesses significant customer relationships comprised of over 2,500 customers across the truck equipment industry. We have longstanding relationships with many of our Work

Truck Solutions customers. We continually seek to grow and strengthen our customer relationships by providing custom solutions to our customers’ evolving specialty upfit needs.  We are able to serve our Work Truck Solutions customers’ needs through our bailment and floor plan agreements with original equipment vehicle manufacturers who supply truck chassis, on which we perform custom upfits for our customers.

We believe we are a leader in operational efficiency in our industries, resulting from our application of lean manufacturing principles, our vertical integration, and a highly variable cost structure We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations.  During the year ended December 31, 2020 we manufactured our products and upfitted vehicles in five facilities that we own in Milwaukee, Wisconsin; Rockland, Maine; Madison Heights, Michigan, Manchester, Iowa; and Huntley, Illinois. We also lease fifteen manufacturing and upfit facilities, located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island.  Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers, especially during times of sudden and unpredictable snowfall events when our customers need our products immediately.

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

We believe that sales of both light and heavy duty snow and ice control equipment are driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end-user. The primary factor influencing the replacement cycle for snow and ice control equipment for light trucks is the level, timing and location of snowfall. Sales of snow and ice control equipment in any given year and region are most heavily influenced by local snowfall levels in the prior snow season. Heavy snowfall during a given winter causes equipment usage to increase, resulting in greater wear and tear and shortened life cycles, thereby creating a need for replacement equipment and additional parts and accessories.

While snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi-year periods. The following chart depicts aggregate annual and ten-year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2020. As the chart indicates, since 1984, aggregate snowfall levels in any given rolling ten-year period have been fairly consistent, ranging from 2,782 to 3,345 inches.

Snowfall in Snowbelt States (inches)
(for October 1 through March 31)

5,000
4,000
3,000
2,000
1,000
-
'80
'82
'84
'86
'88
'90
'92
'94
'96
'98
'00
'02
'04
'06
'08
'10
'12
'14
'16
'18
'20
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

Long-term growth in the overall snow and ice control equipment market also results from geographic expansion of developed areas in the snow belt regions of North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada), as well as consumer demand for technological enhancements in snow and ice control equipment and related parts and accessories that improves efficiency and reliability. Continued construction in the snow belt regions in North America increases the aggregate area requiring snow and ice removal, thereby growing the market for snow and ice control equipment. Additionally, there is continued potential for growth within Work Truck Attachments related to the sale of non-truck snow and ice control equipment, including utility terrain vehicle (“UTV”) plows and other such equipment. In addition, the development and sale of more reliable, more efficient and more sophisticated products have contributed to an approximate 2% to 4% average unit price increase in each of the past five years.

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

Leader in Operational Efficiency.  We believe we are a leader in operational efficiency in our industries, resulting from our application of lean manufacturing principles and a highly variable cost structure. By utilizing lean principles, we are able to adjust production levels easily to meet fluctuating demand, while controlling costs in slower periods. This operational efficiency is supplemented by our highly variable cost structure, driven in part by our access to a sizable temporary workforce (comprising approximately 10-15% of our Work Truck Attachments workforce during average snowfall years), which we can quickly adjust, as needed. These manufacturing efficiencies enable us to respond rapidly to urgent customer demand during times of sudden and unpredictable snowfalls, allowing us to provide exceptional service to our existing customer base and capture new customers from competitors that we believe cannot service their customers’ needs with the same speed and reliability.

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

Experienced Management Team.  We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the light truck and heavy duty snow and ice control equipment and truck upfitting industries. Our senior management team, consisting of four officers as of December 31, 2020, has an average of approximately fourteen years of weather-related industry experience and an average of over fourteen years with our company. On January 1, 2019, Robert McCormick became our President and Chief Executive Officer. He has been with us for over 16 years and has served in various roles, including Chief Operating Officer and Chief Financial Officer, among others. Through management’s strategic vision, we have been able to expand our distributor network and grow our market leading position.

Our Business Strategy

Our business strategy is to capitalize on our competitive strengths to maximize cash flow to pay dividends, reduce indebtedness and reinvest in our business to create stockholder value. We have also developed a management system called the Douglas Dynamics Management System (“DDMS”) that is intended to assist in value creation and enhanced customer service and includes a collection of tools to solve problems and deliver greater value to our customers by eliminating waste and improving the way we work. DDMS is an integrated system that continues to evolve with our business to deliver on strategic priorities and goals through a culture of continuous improvement, people who embrace change, world-class processes, and practical tools. The building blocks of our strategy are:

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

Order Backlog

We had total backlog of $126.4 million and $107.1 million at December 31, 2020 and 2019, respectively. Backlog information may not be indicative of results of operations for future periods.

Human Capital Management

Our Purpose

Douglas Dynamics is home to the most trusted brands in the industry, Douglas Dynamics is North

America’s premier manufacturer and upfitter of work truck attachments and equipment. Our commitment to continuous improvement enables us to consistently produce the highest quality products and drive shareholder value. We serve as trusted partners to our dealers, suppliers and end users, whose businesses benefit from our operational and management expertise.

Our Culture

For more than 70 years, Douglas Dynamics has been manufacturing the best products available on the market. Every day our employees work hard to meet our customers’ needs, and every day we, as an organization, are focused on fostering a collaborative environment for our employees and offering them the opportunity to have ownership in our company's success. As of December 31, 2020, we employed 1,767 employees, all US based except for 13 employees who work in the Douglas Dynamics Sourcing Office located in Beijing, China. None of our employees are represented by a union and we are not party to any collective bargaining agreements. We believe that we have one of the lowest employee turnover rates in our industry and believe that our focus on integrity, teamwork and high-performance have enabled us to create an ideal work environment for every one of our employees. Our Board of Directors regularly receives updates from our senior management with respect to our health and safety, diversity and inclusion and our internal talent development initiatives and priorities.

Our commitment to continuous improvement extends well beyond producing the highest quality products or driving shareholder value—we also value the growth, improvement and engagement of our employees.

Creating a culture of excellence is the key to our success, which is why we work hard to give our employees the tools and training to achieve more. We know that when our employees are taken care of, our business partners get the most out of their Douglas Dynamics experience, helping us to remain North America‘s premier manufacturer of vehicle attachments and equipment.

Our Core Values and Winning Behaviors

Our Core Values, Grow, Improve, and Engage, are critical to our individual and organizational success and focus us as an organization to ensure we succeed by executing upon the right things.

Also critical to our success are our Winning Behaviors, a framework of priorities that we expect of each Douglas Dynamics employee to support the success of our company, namely, winning as an organization the right way. Our focus on our Winning Behaviors helps ensure a consistent focus on our Core Values across all employees and in all locations.

●	Be Customer and Results Driven: Consider the customer in everything you do. Focus on meaningful results that benefit both our customers and organization.
●	Anticipate the possibilities: See around corners. Envision and embrace new or unique ideas and seek to understand their impact on the future of our business.
●	Collaborate and Care: Appreciate the value in working together. Work as a team to care for our customers, our business, our communities and most importantly, each other.
●	Communicate Responsibly: Communicate to build culture and trust. Place an emphasis on listening and speaking in ways that help everyone succeed.
●	Develop Self and Others: Take active ownership of your development and support others. Continually improve your knowledge, skills and abilities.
●	Get Better Every Day: Make even the smallest improvement every day. Continuous improvement is at the center of everything we do. Not just what we do, but how we do it, every single day.

Talent Development

Talent development is a critical component of individual and organizational success.  We promote our internal Douglas Dynamics University (DDU) to support all employees' development. DDU is one of the services provided by the Organizational Development Team that supports our company's dedication to the performance, development, and growth of our talented people. To truly develop people, we believe in taking a balanced approach to activity selection within the offerings provided by DDU:

Instruction	Interaction	Application
In-Person & Virtual Classes	Coaching	Job Rotations
Self-Paced eLearning	Mentoring	Temporary Assignments
Conferences	Job Shadowing	Projects
Podcasts & Webcasts	Discussions	Challenging Projects
Books & Articles	Interest Groups	Role Playing
Websites	Book Clubs	Doing
Videos	Online Communities

We achieve the goals of DDU by:

●	Developing and delivering live and virtual instructor-led training, and eLearning
●	Managing the Douglas Dynamics Learning Center (DDLC) – an eLearning platform
●	Supporting projects that require training creation throughout DD
●	Developing and delivering team building activities upon request
●	Providing training solutions that can be delivered by other teams or certified trainers

Our Ethics

Along with our core values and winning behaviors, we act in accordance with our Code of Conduct Policy (Code of Conduct), which creates expectations and provides guidance for all our employees to make the right decisions. Our Code of Conduct covers such topics as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information and reporting Code of Conduct violations.

Diversity & Inclusion

Douglas Dynamics is deeply committed to increasing diversity and inclusion; however, we have more work to do across our footprint. We are investing in multiple initiatives focused on identifying diverse talent. These include engaging with recruiting firms, utilizing job-posting sites and collaborating with university programs that specialize in connecting companies like Douglas Dynamics with a diverse array of candidates. Moving forward, we will continue to review and refine our initiatives as we seek further diversify our workforce.

Health & Safety

At Douglas Dynamics, we are committed to the health and safety of our employees.  The environment we provide is based on our vision to create a working environment that places the highest value on the welfare of our employees, to instill a sense of ownership and to embrace excellence in safety, production and quality of work being done.

●	Our goals are simple, to create added value for our customers through best in class performance in environmental, health and safety practices. We pledge to place the safety and well-being of our employees first and to embody honesty and integrity in the pursuit of our vision of creating a world class safety culture.
●	We are committed to providing world-class products and services that minimize harm to the environment and public health. We are committed not only in regard to our products to our customers but also in the way we conduct internal operations. We look to preserve the environment and will conduct business where feasible in an environmentally, sustainable way.

Financing Program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2020, 2019 and 2018, distributors financed purchases of $7.6 million, $8.6 million and $8.5 million through this financing program, respectively. At both December 31, 2020 and December 31, 2019, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2020 and 2019 was $7.1 million and $7.1 million, respectively. We were not required to repurchase repossessed inventory for the years ended December 31, 2020, 2019 and 2018.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 19 years of remaining life. Our patent applications date from 2003 through 2020.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 47 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 5 Chinese trademarks, 58 U.S. issued patents, and 9 Canadian patents.

Raw Materials

We have recently experienced increased commodity costs due to tariffs causing the inflation of steel prices. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2020, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

Government Regulation

Our operations are subject to certain federal, state and local laws and regulations relating to, among other things, climate change, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non-hazardous substances and materials into the environment, the manufacturing of motor vehicle accessories and employee health and safety. Management believes that the Company’s business is operated in material compliance with all such regulations.

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

Risks Related to Weather and Seasonality

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

Risks Related to Economic Conditions

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

The COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and cash flows

As a result of the COVID-19 pandemic, and the market volatility and other economic implications associated with it, our business, financial condition, results of operations and cash flows have been adversely impacted in the year ended December 31, 2020, and may be significantly impacted in future quarters. It may be more difficult to collect from customers as a result of customer bankruptcy or other hardships. Supply chains may be disrupted which could raise prices and impact our ability to obtain inventory timely. During the year ended December 31, 2020, we faced supply chain disruptions and additional difficulty obtaining chassis and other inventory, which we attribute in part to the impacts of COVID-19, and supply chains may continue to be disrupted which could adversely affect our results. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period.  Throughout the second quarter of 2020, we slowly ramped up production at various facilities as appropriate and have since returned to full production levels. We incurred certain overhead and other costs during the shutdown period that were not capitalized into inventory.

The COVID-19 pandemic has impacted, and will likely continue to impact, our office locations and our manufacturing and servicing facilities, as well as those of our third party vendors, including the effects of facility closures, reductions in operating hours and other social distancing efforts.  For example, we enacted temporary shutdown of certain of our facilities in the first and second quarters of 2020 to protect the health and safety of our employees, customers, partners and the surrounding communities. We slowly ramped up production during the second quarter, and are currently at full production levels. Although our operations are generally viewed as essential services in the geographies in which we operate, we can give no assurance that our operations will continue to be classified as essential in each of the jurisdictions in which we operate.

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

We are not able to predict the full impact of the pandemic on our future financial results as the situation remains unpredictable. The extent to which the COVID-19 pandemic impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the impact of COVID-19 on economic activity,  and the actions to contain its impacts on public health and the global economy.

The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline.

Steel is a significant raw material used to manufacture our products. During each of 2020, 2019 and 2018, our raw steel purchases were in amounts equivalent to approximately 10% of our revenue. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs and other trade restrictions. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the Unites States. Steel prices are volatile and may also increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions are weak and our distributors and end-users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

If petroleum prices increase, then our results of operations could be adversely affected.

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

Risks Related to our Business and Operations

We depend on outside suppliers and original equipment manufacturers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off-shore sources. We also have OEM partners that supply truck chassis used in our truck upfitting operations across both segments. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. In addition, as was the case in 2020 and 2019, an OEM may encounter difficulties and may be unable to deliver truck chassis according to our production needs, which may result in the deferral of sales to future periods. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products, components or truck chassis from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end-user sales, which could have an adverse effect on our business and financial condition.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. In addition, we currently have portions of our workforce working remotely due to the COVID-19 pandemic, which may heighten these risks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

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

Our end-user base in our Work Truck Attachments segment is highly concentrated among professional snowplowers who comprise over 50% of our end-users, many of whom are individual landscapers who remove snow during the winter and landscape during the rest of the year, rather than large, well-capitalized corporations. These end-users often depend upon credit to purchase our Work Truck Attachments products. If credit is unavailable on favorable terms or at all, then these end-users may not be able to purchase our Work Truck Attachments products from our distributors, which would in turn reduce sales and adversely affect our results of operations and ability to generate cash flow.

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

In our Work Truck Attachments segment, we primarily compete with regional manufacturers of snow and ice control equipment for light trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. Additionally, in our Work Truck Solutions segment, we compete with other market leaders in the municipal snow and ice manufacturing and truck upfit industries. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for light trucks are The Toro Company (the manufacturer of the Boss brand of snow and ice control equipment) and Meyer Products LLC, and that these companies represent our primary competitors for light truck market share for our Work Truck Attachments segment.   Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for heavy trucks are Monroe and Viking, and that these companies represent our primary competitors for heavy truck market share for our Work Truck Solutions segment.  Management believes that, other regional market leaders in the truck upfitting industry are Knapheide, Reading, Palfleet and Autotruck, and that these companies represent our primary competitors for the upfit market share for our Work Truck Solutions segment.

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

The manufacture, sale and usage of our products expose us to a risk of product liability claims. If our products are defective or used incorrectly by our end-users, then injury may result, giving rise to product liability claims against us. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business and financial condition could suffer. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and operating results. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure or other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Any of these issues could also result in loss of market share, reduced sales, and higher warranty expense.

Risks Related to Execution of Strategy

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

Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 19 years of remaining life. Our patent applications date from 2003 through 2020.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 47 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 5 Chinese trademarks, 58 U.S. issued patents, and 9 Canadian patents.  Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

Risks Related to Legal, Compliance and Regulatory Matters

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

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2020, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non-compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

Risks Related to Capital Structure

Our indebtedness could adversely affect our operations, including our ability to perform our obligations and generate cash flow.

As of December 31, 2020, we had approximately $240.1 million of senior secured indebtedness, no outstanding borrowings under our revolving credit facility and $99.1 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

Under our amended revolving credit facility, if a liquidity event occurs because our borrowing availability is less than the greater of $12,500,000 and 12.5% of the aggregate revolving commitments (or an event of default occurs and is continuing), subject to certain limited cure rights, all proceeds of our accounts receivable and other collateral will be applied to reduce obligations under our amended revolving credit facility, jeopardizing our ability to meet other obligations. Our ability to comply with the covenants contained in our senior credit facilities or in the agreements governing our future indebtedness, and our ability to avoid liquidity events, may be affected by events, or our future performance, which are subject to factors beyond our control, including prevailing economic, financial, industry and weather conditions, such as the level, timing and location of snowfall and general economic conditions in the snowbelt regions of North America. A failure to comply with these covenants could result in a default under our senior credit facilities, which could prevent us from paying dividends, borrowing additional amounts and using proceeds of our inventory and accounts receivable, and also permit the lenders to accelerate the payment of such debt. If any of our debt is accelerated or if a liquidity event (or event of default) occurs that results in collateral proceeds being applied to reduce such debt, we may not have sufficient funds available to repay such debt and our other obligations, in which case, our business could be halted and such lenders could proceed against any collateral securing that debt. Further, if the lenders accelerate the payment of the indebtedness under our senior credit facilities, our assets may not be sufficient to repay in full the indebtedness under our senior credit facilities and our other indebtedness, if any. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs to pursue available business opportunities or react to changes in our business and the industry in which we operate.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our significant facilities by location, ownership, and function as of December 31, 2020 are as follows:

Location	Ownership	Products / Use
Milwaukee, Wisconsin (1)	Owned	Corporate headquarters, Work Truck Attachments
Albany, New York	Leased	Work Truck Solutions
Baltimore, Maryland (1)	Leased	Work Truck Solutions
Bucyrus, Ohio	Leased	Work Truck Solutions
Chalfont, Pennsylvania	Leased	Work Truck Solutions
Cinnaminson, New Jersey	Leased	Work Truck Solutions
Fulton, Missouri	Leased	Work Truck Solutions
Huntley, Illinois	Owned	Work Truck Solutions
Kansas City, Missouri	Leased	Work Truck Solutions
Kenvil, New Jersey	Leased	Work Truck Solutions
Kings Park, New York (1)	Leased	Work Truck Solutions
Madison Heights, Michigan	Owned	Work Truck Attachments
Manchester, Iowa	Owned	Work Truck Solutions
Manchester, Iowa	Leased	Work Truck Solutions
Queensbury, New York	Leased	Work Truck Solutions
Rockland, Maine (1)	Owned	Work Truck Attachments
Smithfield, Rhode Island	Leased	Work Truck Solutions
Watertown, New York	Leased	Work Truck Solutions
China	Leased	Sourcing Office

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

Item 4.  Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers as of February 23, 2021 were as follows:

Management

Name	Age	Position
Robert McCormick	60	President and Chief Executive Officer
Sarah Lauber	49	Chief Financial Officer & Secretary
Keith Hagelin	60	President, Work Truck Attachments
Jonathon Sievert	45	President, Work Truck Solutions
Linda Evans	54	Vice President, Human Resources

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

Sarah Lauber has been serving as our Chief Financial Officer and Secretary since August 2017.  Prior to joining us, Ms. Lauber served as Senior Vice President and Chief Financial Officer of Jason Industries, Inc., a global industrial manufacturing company, since January 2016 and as Jason Industries’ Chief Financial Officer since 2015. Prior to joining Jason Industries, Ms. Lauber served as Senior Vice President, Financial Planning and Analysis at Regal Beloit Corporation, a manufacturer of electric motors, electric motion controls, power generation and power transmission products, from 2011 until 2015. Ms. Lauber previously was employed by A.O. Smith Corporation’s Electrical Products Company (“EPC”) from 2002 until 2011 and held various roles, the latest of which was Chief Financial Officer from 2006 until EPC was acquired by Regal Beloit in 2011. Ms. Lauber is a member of the Board of Directors of The Timken Company.

Keith Hagelin has been serving as our President, Worth Truck Attachments, since August 2020. Prior to this role, he served as our President, Commercial Snow & Ice since June 2017, our Senior Vice President, Operations since September 2013 and our Vice President, Operations since 2009, having previously spent 14 years in progressive roles with us, including Plant Manager and General Manager—Rockland and most recently Vice President of Manufacturing from 2007 to 2009. Prior to joining Douglas, he spent 13 years at Raytheon Corporation in various manufacturing, production and new product development roles.

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

Linda Evans has been serving as our Vice President, Human Resources, since June 2008 and became an executive officer in February, 2021. Ms. Evans is an active member of the Society of Human Resources Management and has her Senior Professional HR (SPHR) certification.  Prior to joining Douglas Dynamics, Ms. Evans served as the Director of Human Resources for Pentair Filtration from November 1998 to June 2008.

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

At February 23, 2021, there were 57 registered record holders of our Common Stock.

In accordance with our dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. We paid quarterly dividends to the holders of our Common Stock in 2019 and 2020.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2016 and December 31, 2020, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2016 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

350.00
300.00
250.00
200.00
150.00
100.00
50.00
Dollars
1/1/2016
3/1/2016
5/1/2016
7/1/2016
9/1/2016
11/1/2016
1/1/2017
3/1/2017
5/1/2017
7/1/2017
9/1/2017
11/1/2017
1/1/2018
3/1/2018
5/1/2018
7/1/2018
9/1/2018
11/1/2018
1/1/2019
3/1/2019
5/1/2019
7/1/2019
9/1/2019
11/1/2019
1/1/2020
3/1/2020
5/1/2020
7/1/2020
9/1/2020
11/1/2020
Douglas Dynamics, Inc.
Dow Jones Industrial Average
Russell 2000

We did not sell any equity securities during 2020 in offerings that were not registered under the Securities Act.

Item 6.  Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data for the periods and at the dates indicated. The selected historical consolidated financial data as of December 31, 2019 and 2020 and for the years ended December 31, 2018, 2019 and 2020 are derived from our audited consolidated financial statements.

The selected historical consolidated financial data as of December 2016, 2017 and 2018 and for the years ended December 31, 2016 and 2017 is derived from our historical financial statements not included in this Annual Report on Form 10-K.

	As of December 31, (1)
	2016	2017	2018	2019	2020

	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$18,609	$36,875	$27,820	$35,665	$41,030
Total current assets	176,435	198,113	199,095	211,528	217,187
Total assets	666,173	685,176	676,193	705,695	579,202
Total current liabilities	51,392	80,783	79,068	78,103	66,206
Total debt	313,588	310,830	278,081	245,787	240,078
Total liabilities	445,710	428,498	393,437	392,532	378,998
Total shareholders' equity	220,463	256,678	282,756	313,163	200,204

(1)	Amounts in 2019 and 2020 include operating lease assets and liabilities in conjunction with the adoption of ASU 2016-02.
(2)	Amounts include the results of operations of Dejana, which we acquired in July 2016.
(3)	Certain reclassifications have been made to the prior period financial statements to conform to the 2020 presentation. In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation-Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company adopted ASU No. 2017-07 during the quarter ended March 31, 2018 and applied it retrospectively. The adoption resulted in the reclassification of other net benefit costs from Selling, General and Administrative Expense to Other Expense, Net on the Consolidated Statements of Income of $717 for the year ended December 31, 2017 and $690 for the year ended December 31, 2016. The presentation in the table above has been updated to conform with the current year presentation.

	For the year ended December 31,
	2016	2017	2018	2019	2020

	(in thousands)
Other Data
Adjusted EBITDA	$91,447	$90,927	$96,443	$108,105	$74,892
Capital expenditures	$9,830	$8,380	$9,848	$11,663	$14,682

See “Non-GAAP Financial Measures” section in Item 7 below for a definition of Adjusted EBITDA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2018, 2019 and 2020 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K.

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

See Note 17 to the Consolidated Financial Statements for information concerning individual segment performance for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

COVID-19

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations have been impacted in the year ended December 31, 2020, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic on our future financial results as the situation remains unpredictable, but the pandemic has had a material impact on our results of operations for the year ended December 31, 2020. In particular, we recorded goodwill impairment charges of $127.9 million in the year ended December 31, 2020 in part as a result of the economic conditions stemming from the pandemic. See Note 2 for additional information.

We may have challenges in short-term liquidity which could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  In consideration of the COVID-19 pandemic, cash on hand and cash we generated from operations, as well as available credit under our senior credit facilities as amended during 2020, provided adequate and incremental funds throughout 2020, and we expect will continue to provide us with adequate funds in 2021. We are taking appropriate steps to mitigate the effects of the pandemic where possible. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period.  Throughout the second quarter of 2020, we slowly ramped up production at various facilities as appropriate and have since returned to full production levels. We have not experienced any additional significant shutdowns since the second quarter of 2020, although we have experienced increased absenteeism as we have encouraged employees to stay home if they experience any symptoms or had exposure to COVID-19. We believe that we have taken all of the necessary and appropriate safety steps and precautions for employees who have returned to work. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Overview

While our Work Truck Solutions operations are not as reliant on snowfall, snowfall is still the primary factor in evaluating our business results due to its significant impact on the results of operations of our Work Truck

Attachments segment. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow-belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2020. During this period, snowfall averaged 3,029 inches, with the low in such period being 1,794 inches and the high being 4,502 inches. Meanwhile, over the last 10 years, snowfall averaged 3,112 inches for the snow periods ending March 31, 2011 through 2020.

During the six-month snow season ended March 31, 2020, snowfall was 2,327 inches, which was 23.2% lower than averages from 1980 to 2020. During the six-month snow season ended March 31, 2019, we experienced snowfall that was 3.5% higher than averages from 1980 to 2019. During the six-month snow season ended March 31, 2018, we experienced snowfall that was 9.6% higher than averages from 1980 to 2018.  Snowfall was 25.2% below average during the snow season ended March 31, 2020 when compared to the average over the last 10 years and was the second snow season in a row below this average. Snowfall was 2.6% below average during the snow season ended March 31, 2019 when compared to the average over the previous 10 years. Additionally, the timing and location of snowfall can have an impact on our financial results. We believe the below-average snowfall in the year ended December 31, 2020 was the largest driver that negatively impacted our business in 2020. We believe other factors also had a negative impact, including the COVID-19 pandemic and supply chain constraints. In both 2019 and 2020, we encountered chassis availability issues with certain of our OEM partners, which negatively impacted our business.

The following table sets forth, for the periods presented, the consolidated statements of income (loss) of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2018, 2019 and 2020 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
	2018	2019	2020

	(in thousands)

Net sales	$524,067	$571,710	$480,154
Cost of sales	369,177	402,893	351,874
Gross profit	154,890	168,817	128,280
Selling, general, and administrative expense	69,958	71,288	64,617
Impairment charges	-	-	127,872
Intangibles amortization	11,472	10,956	10,931
Income (loss) from operations	73,460	86,573	(75,140)
Interest expense, net	(16,943)	(16,782)	(20,238)
Debt modification expense	-	-	(3,542)
Pension termination	-	(6,609)	-
Other income (expense), net	(758)	(565)	91
Income (loss) before taxes	55,759	62,617	(98,829)
Income tax expense (benefit)	11,854	13,451	(12,276)
Net income (loss)	$43,905	$49,166	$(86,553)

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2018	2019	2020

Net sales	100.0%	100.0%	100.0%
Cost of sales	70.4%	70.5%	73.3%
Gross profit	29.6%	29.5%	26.7%
Selling, general, and administrative expense	13.3%	12.5%	13.5%
Impairment charges	0.0%	0.0%	26.6%
Intangibles amortization	2.2%	1.9%	2.3%
Income (loss) from operations	14.1%	15.1%	(15.6)%
Interest expense, net	(3.2)%	(2.7)%	(4.2)%
Debt modification expense	0.0%	0.0%	(0.7)%
Pension termination	0.0%	(1.4)%	0.0%
Other income (expense), net	(0.1)%	0.0%	0.0%
Income (loss) before taxes	10.8%	11.0%	(20.6)%
Income tax expense (benefit)	2.3%	2.4%	(2.6)%
Net income (loss)	8.5%	8.6%	(18.0)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Sales.  Net sales were $480.2 million for the year ended December 31, 2020 compared to $571.7 million in 2019, a decrease of $91.5 million, or 16.0%. Net sales decreased for the year ended December 31, 2020 primarily due to lower volumes driven by below average snowfall, class 4-6 chassis availability constraints which we believe was impacted by the COVID-19 pandemic, and the effect of reduced shipments from our facilities being shut down as a result of the COVID-19 pandemic for several weeks throughout the first and second quarters. See below for a discussion of net sales for each of our segments.

	For the year ended December 31,
	2018	2019	2020
Net sales
Work Truck Attachments	$275,244	$293,630	$252,838
Work Truck Solutions	248,823	278,080	227,316
	$524,067	$571,710	$480,154

Net sales at our Work Truck Attachment segment were $252.8 million for the year ended December 31, 2020 compared to $293.6 million in the year ended December 31, 2019, a decrease of $40.8 million primarily due to lower volumes due to below average snowfall for the snow season ended March 31, 2020. Snowfall in this most recent snow season was approximately 25% below the ten year average, and was the second below average snowfall season in a row.

Net sales at our Work Truck Solutions segment were $227.3 million for the year ended December 31, 2020 compared to $278.1 million in the year ended December 31, 2019, a decrease of $50.8 million due primarily to lower volumes as a result of class 4-6 chassis supply constraints, as well as result of the facilities shutdown associated with the COVID-19 pandemic leading to significantly reduced shipments in the first and second quarters of 2020.

Cost of Sales.  Cost of sales was $351.9 million for the year ended December 31, 2020 compared to $402.9 million in 2019, a decrease of $51.0 million, or 12.7%. Cost of sales as a percentage of net sales increased from 70.5% for the year ended December 31, 2019 to 73.3% for the year ended December 31, 2020. The increase in cost of sales as a percentage of sales in the year ended December 31, 2020 when compared to the year ended December 31, 2019 was primarily due to lower sales volumes due to below average snowfall and reduced shipments related to facility shutdowns, as well as shutdown expenses related to COVID-19. Such shutdown expenses include the continuation of wages for employees who were not working during the shutdown, as well as an increase in fixed expenses and overhead, as these costs were not capitalized into inventory for the shutdown period, and increased inefficiencies due to absenteeism.

Gross Profit.  Gross profit was $128.3 million for the year ended December 31, 2020 compared to $168.8 million in 2019, a decrease of $40.5 million, or 24.0%, due to the decrease in net sales described above under “—Net Sales.” As a percentage of net sales, gross profit decreased from 29.5% for the year ended December 31, 2019 to 26.7% for the corresponding period in 2020, as a result of the factors discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense.  Selling, general and administrative expenses, including intangible asset amortization, were $75.5 million for the year ended December 31, 2020 compared to $82.2 million for the year ended December 31, 2019, a decrease of $6.7 million, or 8.2%.  The decrease compared to the year ended December 31, 2019 was in part due to $2.0 million of earnout valuation adjustments in the year ended December 31, 2020 compared to $0.4 million in the year ended December 31, 2019. The remainder of the decrease in the year ended December 31, 2020 is due to lower discretionary spending, including travel and advertising and promotions, as a result of facility shutdowns during the first and second quarters and decreased volumes as a result of the COVID-19 pandemic. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, increased from 14.4% for the year ended December 31, 2019 to 15.8% for the corresponding period in 2020.

Impairment Charges.  Impairment charges were $127.9 million for the year ended December 31, 2020. There were no impairment charges in the prior year. The impairment charges in 2020 relate to goodwill impairment taken on our Municipal and Dejana reporting units of $47.8 and $80.1 million, respectively. The increase in impairment charges was due to reduced performance in the current year and projected future years as a result of the COVID-19 pandemic and chassis and other supply chain constraints. See Note 2 for additional information.

Interest Expense. Interest expense was $20.2 million for the year ended December 31, 2020 compared to $16.8 million in the corresponding period in 2019. The increase in interest expense for the year ended December 31, 2020 was primarily due to $2.9 million in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge, as well as higher interest paid on our term loan of $1.3 million, due to the increase in principal balance from the June 8, 2020 refinancing slightly offset by a $20.0 million voluntary prepayment made in January 2020. This increase in interest expense was somewhat offset by lower revolver interest of $0.7 million in the year ended December 31 2020, as a result of decreased short-term borrowings when compared to the prior year. See Note 9 for additional information.

Debt Modification Expense. Debt modification expense was $3.5 million in the year ended September 30, 2020, compared to $0.0 million in the prior year. The debt modification expense in 2020 related to fees incurred in conjunction with the Company’s June 8, 2020 refinancing of its Term Loan and Revolving Credit Agreement.

Pension Termination. Pension termination costs were $6.6 million in the year ended December 31, 2019, as a result of the Company successfully terminating its pension plans during the period. See Note 13 for additional information on the termination of the pension plans.

Income Tax Expense. Our effective combined federal and state tax rate for 2020 was a tax benefit of 12.4% compared to tax expense 21.5% for 2019. The following items caused the effective tax rate for the year ended December 31, 2020 to be significantly lower than the Company’s historical annual effective tax rate:

●	The Company recorded an impairment of nondeductible goodwill related to the Municipal reporting unit. This decreased the rate by 10.1% for the year ended December 31, 2020.
●	After an evaluation of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that an additional valuation allowance of approximately

$1,670 is necessary for certain state deferred tax assets. This decreased the rate by 1.7% for the year ended December 31, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting the deferred taxes is the difference between book and tax amortization of goodwill and other intangible amortization.

Net Income (Loss).  Net loss for the year ended December 31, 2020 was $86.6 million compared to net income of $49.2 million for 2019, a decrease of $135.8 million. This decrease was driven by the factors described above.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates used in revenue recognition and the impairment assessment of goodwill.

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

Goodwill

We perform an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  We have determined we have three reporting units, and all significant decisions are made on a company-wide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2019 and 2018 resulted in no adjustment to the carrying value of our goodwill. During the second quarter of 2020, the Company identified a triggering event as there had been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test as of June 30, 2020 for each of its reporting units, and subsequently performed its annual impairment testing as of December 31, 2020.

The Work Truck Attachments segment consists of one reporting unit: Commercial Snow & Ice. The impairment tests performed as of June 30, 2020 and December 31, 2020 indicated no impairment for the Commercial Snow & Ice reporting unit. The Work Truck Solutions consists of two reporting units; Municipal and

Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, all $47,799 of the Municipal goodwill balance was recorded as an impairment charge during year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income. At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, all $80,073 of the Dejana goodwill balance was recorded as an impairment charge during the year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income.

Our remaining goodwill balance at Work Truck Attachments could be impaired in future periods. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

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

As of December 31, 2020, we had liquidity comprised of approximately $41.0 million in cash and cash equivalents and borrowing availability of approximately $99.1 million under our revolving credit facility. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. Furthermore, our revolving credit facility requires us to maintain at least $15.0 million of borrowing availability. We expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for at least the next 12 months.

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2018, 2019 and 2020.

	Year ended December 31,
Cash Flows (in thousands)	2018	2019	2020
Net cash provided by operating activities	$58,181	$77,296	$53,366
Net cash used in investing activities	(9,690)	(11,533)	(14,490)
Net cash used in financing activities	(57,546)	(57,918)	(33,511)

Increase (Decrease) in cash	$(9,055)	$7,845	$5,365

Sources and Uses of Cash

During the three-year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre-season shipping period.

The following table shows our cash and cash equivalents and inventories at December 31, 2018, 2019 and 2020.

	December 31,
	2018	2019	2020
	(in thousands)
Cash and cash equivalents	$27,820	$35,665	$41,030
Inventories	81,996	77,942	79,482

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

We had cash and cash equivalents of $41.0 million at December 31, 2020 compared to cash and cash equivalents of $35.7 million at December 31, 2019. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2019	2020	Change
Net cash provided by operating activities	$77,296	$53,366	$(23,930)	(31.0)%
Net cash used in investing activities	(11,533)	(14,490)	(2,957)	(25.6)%
Net cash used in financing activities	(57,918)	(33,511)	24,407	42.1%

Increase (Decrease) in cash	$7,845	$5,365	$(2,480)	31.6%

Net cash provided by operating activities decreased $23.9 million from the year ended December 31, 2019 to the year ended December 31, 2020. The decrease in cash provided by operating activities was due to a $23.8 million decrease in net income (loss) adjusted for reconciling items as a result of the higher net loss in the year ended December 31, 2020 and $0.1 million in unfavorable working capital changes. The largest driver negatively impacting working capital was the buildup of inventory in the current year in anticipation of supply chain constraints related to the COVID-19 pandemic. The increase in inventory was partitially offset by a favorable change related to a decrease in accounts receivable due to entering 2020 with a higher accounts receivable balance when compared to the prior year, as well as lower sales in the year ended December 31, 2020 compared to the year ended December 31, 2019.

Net cash used in investing activities increased $3.0 million for the year ended December 31, 2020, compared to the corresponding period in 2019 due to the increase in capital expenditures related to additional facilities and long-term growth projects.

Net cash used in financing activities decreased $24.6 million for the year ended December 31, 2020 as compared to the corresponding period in 2019.  The decrease in cash used by financing activities was largely due to a $26.3 million net decrease in 2020 resulting from borrowing and payments of long term debt.  The net decrease in 2020 was a result of the Company amending and restating its senior credit facility, which included borrowings of long term debt of $270.9 million, more than offset by current year principal payments on our debt of $277.3 million.  In 2019, we made $32.7 million in repayments of long term debt. In conjunction with amending the Company’s senior credit facility, we paid $1.1 million in financing costs in 2020.  We also paid dividends of $25.9 million in the year ended December 31, 2020, compared to dividends paid of $25.2 million in the year ended December 31, 2019. We had no outstanding borrowings under our revolving credit facility at either December 31, 2020 or December 31, 2019.  See Note 9 for additional information.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

We had cash and cash equivalents of $35.7 million at December 31, 2019 compared to cash and cash equivalents of $27.8 million at December 31, 2018. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2018	2019	Change
Net cash provided by operating activities	$58,181	$77,296	$19,115	32.9%
Net cash used in investing activities	(9,690)	(11,533)	(1,843)	(19.0)%
Net cash used in financing activities	(57,546)	(57,918)	(372)	(0.6)%

Increase (Decrease) in cash	$(9,055)	$7,845	$16,900	186.6%

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

These non-GAAP measures include:

●	Free cash flow; and
●	Adjusted EBITDA; and

●	Adjusted net income (loss) and earnings per share.

These non-GAAP disclosures should not be construed as an alternative to the reported results determined in accordance with GAAP.

Net cash provided by operating activities was $53.4 million in the year ended December 31, 2020 as compared to $77.3 million in the year ended December 31, 2019. Free cash flow (as defined below) for the year ended December 31, 2020 was $38.9 million compared to $65.8 million in 2019, a decrease in free cash flow of $26.9 million, or 40.9%. The decrease in free cash flow is primarily a result of a decrease in cash provided by operating activities of $23.9 million and an increase in capital expenditures of $3.0 million, as discussed above under “Liquidity and Capital Resources.” Free cash flow for the year ended December 31, 2019 was $65.8 million compared to $48.5 million in 2018, an increase in free cash flow of $17.3 million, or 35.7%. The increase in free cash flow is primarily a result of an increase in cash provided by operating activities of $19.1 million slightly offset by an increase in capital expenditures of $1.8 million.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	For the year ended December 31,
	2018	2019	2020

	(in thousands)
Net cash provided by operating activities	$58,181	$77,296	$53,366
Acquisition of property and equipment	(9,690)	(11,533)	(14,490)
Free cash flow	$48,491	$65,763	$38,876

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, pension termination costs, stock based compensation, severance, loss on disposal of fixed assets related to facility relocations, litigation proceeds, certain purchase accounting expenses, impairment charges, expenses related to debt modifications, and incremental costs related to the COVID-19 pandemic. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results.  We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

Adjusted EBITDA for the year ended December 31, 2020 was $74.9 million compared to $108.1 million in 2019, a decrease of $33.2 million, or 30.7%. Adjusted EBITDA for the year ended December 31, 2019 was $108.1 million compared to $96.4 million in 2018, an increase of $11.75 million, or 12.1%. In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2016	2017	2018	2019	2020

	(in thousands)
Net income (loss)	$39,009	$55,324	$43,905	$49,166	$(86,553)

Interest expense—net	15,195	18,336	16,943	16,782	20,238
Income tax expense (benefit)	24,687	(2,409)	11,854	13,451	(12,276)
Depreciation expense	6,146	7,183	7,613	8,256	8,806
Amortization	10,596	11,401	11,472	10,956	10,931
EBITDA	95,633	89,835	91,787	98,611	(58,854)
Purchase accounting (1)	(1,003)	(1,786)	(900)	(417)	(2,017)
Stock based compensation	2,898	3,500	4,550	3,239	2,830
Impairment charges	-	-	-	-	127,872
Debt modification expense	-	-	-	-	3,542
Litigation proceeds	(10,050)	(1,275)	-	(200)	-
Pension termination	-	-	-	6,609	-
COVID-19 (2)	-	-	-	-	1,391
Other charges (3)	3,969	653	1,006	263	128
Adjusted EBITDA	$91,447	$90,927	$96,443	$108,105	$74,892

(1)	Reflects ($1,301) and $173 in earnout compensation expense (benefit) related to TrynEx and Dejana, respectively in the year ended December 31, 2016. Reflects $125 in inventory step up related to Dejana included in cost of sales in the year ended December 31, 2016. Reflects $1,786 in reversal of earnout compensation related to Dejana in the year ended December 31, 2017. Reflects $900 in reversal of earnout compensation related to Dejana in the year ended December 31, 2018. Reflects $217 in reversal of earnout compensation related to Henderson, and $200 in reversal of earnout compensation related to Dejana, in the year ended December 31, 2019. Reflects $17 in reversal of earnout compensation related to Henderson, and $2,000 in reversal of earnout compensation related to Dejana, in the year ended December 31, 2020.
(2)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(3)	Reflects expenses and accrual reversals for one time, unrelated legal, severance and consulting fees and loss on disposal of fixed assets related to facility relocation for the periods presented.

The following table presents Adjusted EBITDA by segment for the years ended December 31, 2020 and 2019.

	For the year ended December 31,
	2019	2020
Adjusted EBITDA
Work Truck Attachments	$80,747	$62,532
Work Truck Solutions	27,358	12,360
	$108,105	$74,892

Adjusted EBITDA at our Work Truck Attachment segment were $62.5 million for the year ended December 31, 2020 compared to $80.7 million in the year ended December 31, 2019, a decrease of $18.2 million primarily due to lower volumes resulting from well-below average snowfall for the snow season ended March 31, 2020. In addition, Adjusted EBITDA was lower in the current year due to additional costs and inefficiencies related to the COVID-19 pandemic.

                Adjusted EBITDA at our Work Truck Solutions segment were $12.4 million for the year ended December 31, 2020 compared to $27.4 million in the year ended December 31, 2019, a decrease of $15.0 million due to lower volumes from chassis availability constraints and the effect of the COVID-19 pandemic, as well as additional costs and inefficiencies related to the pandemic.

Adjusted Net Income (Loss) and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, pension termination costs, severance, litigation proceeds, non-cash purchase accounting adjustments, tax reform, certain charges related to unrelated legal fees and consulting fees, incremental costs incurred related to the COVID-19 pandemic, and adjustments on derivatives not classified as hedges, net of their income tax impact.  Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income (Loss) and Adjusted Earnings Per Share are useful in assessing our financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of Adjusted Net Income (Loss) for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

	For the year ended December 31,
	2016	2017	2018	2019	2020

	(in thousands, except per share amounts)
Net income (loss) (GAAP)	$39,009	$55,324	$43,905	$49,166	$(86,553)
Adjustments:
- Purchase accounting (1)	(1,003)	(1,786)	(900)	(417)	(2,017)
- Stock based compensation	2,898	3,500	4,550	3,239	2,830
- Impairment charges	-	-	-	-	127,872
- Debt modification expense	-	-	-	-	3,542
- Litigation proceeds	(10,050)	(1,275)	-	(200)	-
- Pension termination	-	-	-	6,609	-
- COVID-19 (2)	-	-	-	-	1,391
- Adjustments on derivative not classified as hedge (3)	-	-	-	-	2,854
- Other charges (4)	3,969	653	1,006	263	128
- Tax reform (5)	-	(22,452)	-	-	-
Tax effect on adjustments	1,592	(415)	(1,164)	(2,373)	(22,200)

Adjusted net income (non-GAAP)	$36,415	$33,549	$47,397	$56,287	$27,847

Weighted average common shares outstanding assuming dilution	22,480,679	22,587,648	22,704,856	22,813,711	22,872,032

Adjusted earnings per common share - dilutive (non-GAAP)	$1.58	$1.45	$2.04	$2.42	$1.18

GAAP diluted earnings (loss) per share	$1.70	$2.40	$1.89	$2.11	$(3.81)
Adjustments net of income taxes:
- Purchase accounting (1)	(0.03)	(0.05)	(0.03)	(0.02)	(0.07)
- Stock based compensation	0.07	0.09	0.15	0.11	0.09
- Impairment charges	-	-	-	-	4.72
- Debt modification expense	-	-	-	-	0.10
- Litigation proceeds	(0.27)	(0.04)	-	-	-
- Pension termination	-	-	-	0.22	-
- COVID-19 (2)	-	-	-	-	0.05
- Adjustments on derivative not classified as hedge (3)	-	-	-	-	0.09
- Other charges (4)	0.11	0.02	0.03	-	0.01
- Tax reform (5)	-	(0.97)	-	-	-

Adjusted earnings per common share - dilutive (non-GAAP)	$1.58	$1.45	$2.04	$2.42	$1.18

(1)	Reflects ($1,301) and $173 in earnout compensation expense (benefit) related to TrynEx and Dejana, respectively in the year ended December 31, 2016. Reflects $125 in inventory step up related to Dejana included in cost of sales in the year ended December 31, 2016. Reflects $1,786 in reversal of earnout compensation related to Dejana in the year ended December 31, 2017. Reflects $900 in reversal of earnout compensation related to Dejana in the year ended December 31, 2018. Reflects $217 in reversal of earnout compensation related to Henderson, and $200 in reversal of earnout compensation related to Dejana in the year ended December 31, 2019. Reflects $17 in reversal of earnout compensation related to Henderson, and $2,000 in reversal of earnout compensation related to Dejana in the year ended December 31, 2020.

(2)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(3)	Reflects non-cash mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(4)	Reflects expenses and accrual reversals for one time, unrelated legal and consulting fees and loss on disposal of fixed assets related to facility relocation for the periods presented.
(5)	Reflects one-time benefit associated with the Tax Cuts and Jobs Act of 2017.

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long-term debt and related interest. We have net unrecognized tax benefits of $3.4 million as of December 31, 2020. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2020.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$240,078	$1,666	$3,944	$3,944	$230,524
Operating leases - third parties (2)	24,966	5,322	9,324	6,758	3,562
Interest on long-term debt (3)	62,660	11,939	22,833	22,368	5,520

Total contracted cash obligations	$327,704	$18,927	$36,101	$33,070	$239,606
(1)	Long-term debt obligation is presented net of discount of $4.2 million at December 31, 2020.
(2)	Relates to real estate and equipment operating leases with third parties, including five operating leases for Henderson installation and distribution locations and eleven operating leases for Dejana locations.
(3)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2020.

Senior Credit Facilities

See Note 9 for a description of our senior credit facilities and other debt.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure where annual tax-deductible intangible and goodwill amortization expense may be utilized in the event we have sufficient taxable income to utilize such benefit. As we have previously acquired businesses possessing significant intangible assets and goodwill, we have created a favorable tax structure where income tax expense is greater than book amortization expense. We expect the deductibility of intangible assets and goodwill amortization expense to exceed book by approximately $2.1 million in the year ended December 31, 2021 if we have the taxable income to utilize such benefit.

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

Our Work Truck Attachments segment revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our Work Truck Attachments segment first quarter revenue has varied from approximately $18.0 million to approximately $25.8 million between 2016 and 2020. During the last five-year period, net income (loss) during the first quarter has varied from a net income of approximately $1.7 million to a net loss of approximately $7.2 million, with an average net loss of $0.9 million.

While our Work Truck Attachments monthly working capital has averaged approximately $72.4 million from 2018 to 2020, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $93.5 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and selling, general and administrative expenditures to account for the year-to-year variability of our sales volumes.  Management currently estimates that consolidated annual fixed overhead expenses generally range from approximately $55.0 million in low sales volume years to approximately $75.0 million in high sales volume years. Further, management currently estimates that consolidated annual sales, general and administrative expenses other than amortization generally approximate $75.0 million, but can be reduced to approximately $60.0 million to maximize cash flow in low sales volume years, and can increase to approximately $85.0 million to maintain customer service and responsiveness in high sales volume years.

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

As of December 31, 2020, we had outstanding borrowings under our term loan of $240.1 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2020 by $0.0 million, $0.0 million and $0.2 million, respectively as a result of the 1.0% LIBOR floor on our term loan, and LIBOR being below 1.0% during 2020. The Company is party to an interest rate swap agreement to reduce its exposure to interest rate volatility. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses currently included in Accumulated other comprehensive loss on the Consolidated Balance Sheets will be amortized into interest expense on a straight line basis through the life of the swap. Ongoing mark-to-market adjustments are recorded through earnings. See Note 9 for additional details on our interest rate swap agreement.

The interest rate swap’s negative fair value at December 31, 2020 was $13.1 million, of which $4.1 million and $9.0 million are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.

As of December 31, 2020, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2020 by $0.1 million, $0.1 million and $0.1 million, respectively.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2020.

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

We have adopted a Code of Business Conduct and Ethics that applies to our directors, principal executive officer, principal financial officer and principal accounting officer, as well as all of our employees. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.douglasdynamics.com. The Code of Business Conduct and Ethics is also available in print to any stockholder who requests it in writing from the Corporate Secretary at 7777 North 73rd Street, Milwaukee, Wisconsin 53223. We intend to post on our website any amendments to, or waivers (with respect to our principal executive officer, principal financial officer and controller) from, the Code of Business Conduct and Ethics within four business days of any such amendment or waiver. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2020.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity Compensation plans approved by security holders (1):
2010 Stock Incentive Plan (2):	109,160	$ -	771,135
Equity compensation plans not approved by security holders	-	-	-
Total	109,160	$ -	771,135
(1)	Excludes 204,171 shares of restricted stock previously granted under the Amended and Restated 2010 Stock Incentive Plan.
(2)	Calculated excluding the 109,160 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share unit awards and have no exercise price.

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

10.3#

Employment Agreement between Sarah C. Lauber and Douglas Dynamics, LLC, effective August 28, 2017 [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on August 23, 2017 (File No. 001-34728)].

Exhibit Number	Title
10.4#

Employment Agreement between Keith Hagelin and Douglas Dynamics, LLC, effective June 30, 2020 [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.’s Form 10-Q for the quarterly period ended June 30, 2020 filed with the Securities and Exchange Commission on August 4, 2020 (File No. 001-34728)].

10.5#

Employment Agreement between Jonathon Sievert and Douglas Dynamics, LLC effective June 30, 2020 [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.’s Form 10-Q for the quarterly period ended June 30, 2020 filed with the Securities and Exchange Commission on August 4, 2020 (File No. 001-34728)].

10.6#	Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.7#

Douglas Dynamics, Inc. Annual Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-34728)].

10.8#

Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan [Incorporated by reference to Appendix A to Douglas Dynamics, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 27, 2020 (File No. 001-34728)].

10.9#

Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.33 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.10#

Alternative Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.11#

Form of Restricted Stock Units Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.35 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.12#

Form of Nonqualified Stock Option Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.13#

Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333- 164590)].

10.14#

Form of Restricted Stock Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.15#

Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.16#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.17#	Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.43 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.18#

Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2011 (File No. 001-34728)].

10.19#

Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2012 (File No. 001-34728)].

10.20#

Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2012 (File No. 001-34728)].

Exhibit Number	Title
10.21#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2013 (File No. 001-34728)].

10.22#

Form of Grant Notice for Performance Share Units under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2018 [Incorporated by reference to Exhibit 10.41 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018].

10.23#

Form of Grant Notice for Restricted Stock Units under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2018 [Incorporated by reference to Exhibit 10.42 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018].

10.24#

Amended and Restated Employment Agreement between James L. Janik and Douglas Dynamics, LLC, effective February 22, 2019 [Incorporated by reference to Exhibit 10.47 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018 (File No. 001-34728)].

10.25#

Amended and Restated Employment Agreement between Robert M. McCormick and Douglas Dynamics, LLC, effective February 22, 2019 [Incorporated by reference to Exhibit 10.48 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018 (File No. 001-34728)].

10.26#	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2019.
21.1*	Subsidiaries of Douglas Dynamics, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Proxy Statement for the 2021 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2021; except to the extent specifically incorporated by reference, the Proxy Statement for the 2021 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2021.

DOUGLAS DYNAMICS, INC.

By:	/s/ Robert McCormick
Robert McCormick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2021.

/s/ Robert McCormick Robert McCormick	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Sarah Lauber Sarah Lauber	Chief Financial Officer & Secretary (Principal Financial Officer)

/s/ Jon J. Sisulak Jon J. Sisulak	Corporate Controller, Assistant Secretary (Controller)

/s/ James L. Janik James L. Janik	Chairman and Director

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Margaret S. Dano Margaret S. Dano	Director

/s/ Kenneth W. Krueger Kenneth W. Krueger	Director

/s/ James L. Packard James L. Packard	Director

/s/ James D. Staley James D. Staley	Director

/s/ Donald W. Sturdivant Donald W. Sturdivant	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Douglas Dynamics Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Douglas Dynamics Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America . Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Changes in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2020, the Company modified the measurement of expected credit losses for financial instruments due to adoption of ASU 2016-13, Financial Instruments - Credit Losses.  As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company has changed its method of accounting for leases due to adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective approach.

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

Goodwill – Dejana and Municipal Reporting Units – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

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

The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, tax, depreciation and amortization (“EBITDA”) margins, and the selection of discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of EBITDA multiples (“market multiples”). Changes in these assumptions could have significant impacts on the determination of the fair values of the reporting units and the amount of any goodwill impairment charge.

The Company identified a triggering event during the quarter ended June 30, 2020, as there had been a significant decline in the business climate and in the results of operations due to uncertainty related to the impacts of the COVID-19 pandemic and chassis availability. The Company performed an impairment test as of June 30, 2020 for each of its reporting units.  The Company determined that at June 30, 2020, the carrying value of the Dejana report unit (“Dejana”) and Municipal reporting unit (“Municipal”) exceeded their fair values. As a result, $80,073 of the Dejana goodwill balance was recorded as an impairment charge and $47,799 of the Municipal goodwill balance was recorded as an impairment charge.

Given the significant estimates and assumptions management makes to estimate the fair value of the reporting units and considering the sensitivity of Dejana and Municipal’s operations to changes in demand and efficiency of operations, performing audit procedures to evaluate the reasonableness of assumptions related to future revenue growth, EBITDA margin, the selection of discount rates, and the market multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues and EBITDA margins (“forecasts”), market multiples, and selection of the market multiples and discount rates for the Dejana and Municipal reporting units included the following, among others:

●	We tested the effectiveness of internal controls over the goodwill impairment analysis, including those related to management’s forecasts, revenue growth and EBITDA margin assumptions as well as the selection of market multiples and discount rates.

●	We evaluated management’s ability to accurately forecast revenue and EBITDA margin by performing a retrospective review of prior forecasts compared to actual results.

●	We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports of the Company and companies in its peer group.

●	With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

●	With the assistance of our fair value specialists, we evaluated the market multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to management’s identified peer companies. We considered the reasonableness of the identified peer companies.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 23, 2021

We have served as the Company's auditor since 2017.

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$41,030	$35,665
Accounts receivable, net	83,195	87,871
Inventories	79,482	77,942
Inventories - truck chassis floor plan	8,146	6,539
Prepaid and other current assets	5,334	3,511
Total current assets	217,187	211,528
Property, plant and equipment, net	64,320	58,444
Goodwill	113,134	241,006
Other intangible assets, net	152,791	163,722
Operating leases - right of use asset	21,441	22,557
Non-qualified benefit plan assets	9,041	7,270
Other long-term assets	1,288	1,168
Total assets	$579,202	$705,695

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$16,284	$16,113
Accrued expenses and other current liabilities	30,831	26,496
Floor plan obligations	7,885	6,539
Operating lease liability - current	4,326	3,822
Income tax payable	5,214	2,990
Current portion of long-term debt	1,666	22,143
Total current liabilities	66,206	78,103
Retiree benefits and deferred compensation	15,804	14,017
Deferred income taxes	26,681	47,211
Long-term debt, less current portion	236,676	222,081
Operating lease liability - noncurrent	17,434	18,981
Other long-term liabilities	16,197	12,139
Commitments and contingencies (Note 16)
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,857,457 and 22,795,412 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	229	228
Additional paid-in capital	157,758	155,001
Retained earnings	47,712	160,748
Accumulated other comprehensive loss, net of tax	(5,495)	(2,814)
Total shareholders' equity	200,204	313,163
Total liabilities and shareholders' equity	$579,202	$705,695

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2020	2019	2018
Net sales	$480,154	$571,710	$524,067
Cost of sales	351,874	402,893	369,177
Gross profit	128,280	168,817	154,890
Selling, general, and administrative expense	64,617	71,288	69,958
Impairment charges	127,872	-	-
Intangibles amortization	10,931	10,956	11,472
Income (loss) from operations	(75,140)	86,573	73,460
Interest expense, net	(20,238)	(16,782)	(16,943)
Debt modification expense	(3,542)	-	-
Pension termination	-	(6,609)	-
Other income (expense), net	91	(565)	(758)
Income (loss) before taxes	(98,829)	62,617	55,759
Income tax expense (benefit)	(12,276)	13,451	11,854
Net income (loss)	$(86,553)	$49,166	$43,905
Earnings (loss) per share:
Basic earnings (loss) per common share attributable to common shareholders	$(3.81)	$2.13	$1.91
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(3.81)	$2.11	$1.89
Cash dividends declared and paid per share	$1.12	$1.09	$1.06

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years ended December 31,
	2020	2019	2018
Net income (loss)	$(86,553)	$49,166	$43,905
Other comprehensive income (loss):
Adjustment for pension and postretirement benefit liability, net of tax of $34 in 2020, ($94) in 2019 and ($558) in 2018	(97)	351	1,568
Pension termination, net of tax of ($2,237) in 2019	-	6,380	-
Adjustment for interest rate swap, net of tax of $899 in 2020, $1,211 in 2019 and ($64) in 2018	(2,584)	(3,496)	84
Total other comprehensive income (loss), net of tax	(2,681)	3,235	1,652
Comprehensive income (loss)	$(89,234)	$52,401	$45,557

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total

Balance at December 31, 2017	22,590,897	$226	$147,287	$115,737	$(6,572)	$256,678
Net income	—	—	—	43,905	—	43,905
Dividends paid	—	—	—	(24,383)	—	(24,383)
Impact due to adoption of ASC 2014-09 (revenue recognition)	—	—	—	377	—	377
Adoption of ASU 2018-02 (reclassification of tax effects)	—	—	—	1129	(1,129)	-
Adjustment for pension and postretirement benefit liability, net of tax of ($558)	—	—	—	—	1,568	1,568
Adjustment for interest rate swap, net of tax of ($64)	—	—	—	—	84	84
Shares withheld on restricted stock vesting	—	—	(23)	—	—	(23)
Stock based compensation	110,094	1	4,549	—	—	4,550
Balance at December 31, 2018	22,700,991	$227	$151,813	$136,765	$(6,049)	$282,756
Net income	—	—	—	49,166	—	49,166
Dividends paid	—	—	—	(25,183)	—	(25,183)
Adjustment for pension and postretirement benefit liability, net of tax of ($94)	—	—	—	—	351	351
Adjustment for interest rate swap, net of tax of $1,211	—	—	—	—	(3,496)	(3,496)
Pension termination, net of tax of ($2,237)	—	—	—	—	6,380	6,380
Shares withheld on restricted stock vesting	—	—	(50)	—	—	(50)
Stock based compensation	94,421	1	3,238	—	—	3,239
Balance at December 31, 2019	22,795,412	$228	$155,001	$160,748	$(2,814)	$313,163
Net loss	—	—	—	(86,553)	—	(86,553)
Dividends paid	—	—	—	(25,926)	—	(25,926)
Impact due to adoption of ASC 2016-13 (credit losses), net of tax of $193	—	—	—	(557)	—	(557)
Adjustment for pension and postretirement benefit liability, net of tax of $34	—	—	—	—	(97)	(97)
Adjustment for interest rate swap, net of tax of $899	—	—	—	—	(2,584)	(2,584)
Shares withheld on restricted stock vesting	—	—	(72)	—	—	(72)
Stock based compensation	62,045	1	2,829	—	—	2,830
Balance at December 31, 2020	22,857,457	$229	$157,758	$47,712	$(5,495)	$200,204

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$(86,553)	$49,166	$43,905
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,737	19,212	19,085
Amortization of deferred financing costs and debt discount	1,364	1,214	1,214
Debt modification expense	267	-	-
Loss on disposal of fixed assets	-	-	185
Stock-based compensation	2,830	3,239	4,550
Adjustments on derivatives not designated as hedges	2,854	-	-
Provision for losses on accounts receivable	1,081	1,361	531
Deferred income taxes	(19,598)	(2,123)	9,551
Impairment charges	127,872	-	-
Earnout liability	(2,017)	(417)	(900)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,038	(7,747)	(511)
Inventories	(1,801)	4,054	(12,347)
Prepaid assets, refundable income taxes and other assets	(3,715)	(2,140)	(1,114)
Accounts payable	(21)	(2,562)	3,039
Accrued expenses and other current liabilities	6,577	6,491	312
Benefit obligations and other long-term liabilities	1,451	7,548	(9,319)
Net cash provided by operating activities	53,366	77,296	58,181
Investing activities
Capital expenditures	(14,490)	(11,533)	(9,690)
Net cash used in investing activities	(14,490)	(11,533)	(9,690)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(72)	(50)	(23)
Payments of financing costs	(1,133)	-	-
Borrowings on long-term debt	270,875	-	-
Dividends paid	(25,926)	(25,183)	(24,383)
Repayment of long-term debt	(277,255)	(32,685)	(33,140)
Net cash used in financing activities	(33,511)	(57,918)	(57,546)
Change in cash and cash equivalents	5,365	7,845	(9,055)
Cash and cash equivalents at beginning of year	35,665	27,820	36,875
Cash and cash equivalents at end of year	$41,030	$35,665	$27,820
Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$38,167	$44,929	$38,129
Pension settlement	$-	$6,609	$-
Supplemental disclosure of cash flow information
Income taxes paid	$4,279	$13,283	$8,465
Interest paid	$16,841	$15,779	$15,878

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2020, 2019 and 2018

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

Certain reclassifications have been made to the prior period financial statements to conform to the 2020 presentation related to non-qualified benefit plan assets and liabilities. There was a balance sheet reclassification of non-qualified benefit plan assets from Other long-term assets to Non-qualified benefit plan assets of $7,270 as of December 31, 2019. Additionally, there was a balance sheet reclassification of deferred compensation from Other long-term liabilities to Retiree benefits and deferred compensation of $7,679 as of December 31, 2019.

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board (“FASB”)  issued ASU 2016-13, “Financial Instruments - Credit Losses,” which modifies the measurement of expected credit losses for financial instruments held at the reporting date. The standard is effective for annual periods beginning after December 15, 2019. The Company adopted this standard in the first quarter of fiscal 2020. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings of $557, net of tax. The Company has identified and implemented changes to processes and controls to meet the standard’s updated reporting and disclosure requirements. See Note 2 for additional information.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement benefits (Topic 715-20)”, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. The Company adopted this standard in the fourth quarter of fiscal 2020, and there was no material impact to the Company as a result of its adoption.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

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

Accounts receivable and allowance for credit losses

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

The Company carries its accounts receivable at their face amount less an allowance for credit losses. The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

conditions, and reasonable forecasts about the future. Management evaluated the need for an additional allowance for credit losses related to economic conditions arising from the COVID-19 pandemic. Management has not seen indications of customers going out of business and not being able to pay their bills (although the receivables may become more aged). Management believes customers of the Work Truck Attachments segment have long-standing relationships with the Company, and are mature dealers that are likely able to weather the pandemic. Many Work Truck Solutions customers are governments and municipal entities who management believes are highly unlikely to default. In addition management believes Work Truck Solutions has long-standing relationships with its customers, and the customers are in general mature dealers that are unlikely to default as a result of the pandemic. Therefore, as of December 31, 2020, no additional reserve related to the COVID-19 pandemic was deemed necessary. As of December 31, 2020 the Company had an allowance for credit losses on its trade accounts receivable of $1,480 and $1,449 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the year ended December 31, 2020:

	Balance at	Adoption of	Additions		Changes to	Balance at
	December 31,	ASU 2016-03	charged to	Writeoffs	reserve, net	December 31,
	2019		earnings			2020
Year Ended December 31, 2020
Work Truck Attachments	$600	$400	$401	$(12)	$91	$1,480
Work Truck Solutions	887	350	680	(416)	(52)	1,449
Total	$1,487	$750	$1,081	$(428)	$39	$2,929

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2020, 2019 and 2018, distributors financed purchases of $7,628, $8,644 and $8,497 through this financing program, respectively. At both December 31, 2020 and December 31, 2019, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by distributors to the third party financing company under this program at December 31, 2020 and 2019 was $7,069 and $7,127, respectively. The Company was not required to repurchase any repossessed inventory for the years ended December 31, 2020, 2019 and 2018.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

The Company is a counterparty to interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  On June 13, 2019 the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

monthly basis based on the differential between 2.495% and LIBOR (with a LIBOR floor of 1.0%). The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses currently included in Accumulated other comprehensive loss on the Consolidated Balance Sheets will be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive loss into earnings during the year ended December 31, 2020 was $2,243. The amount expected to be amortized from Accumulated other comprehensive loss into earnings in the next twelve months is $2,991. A mark-to-market adjustment of $611 was recorded as Interest expense in the Consolidated Statements of Income for the year ended December 31, 2020, related to the swap.

The negative fair value of the interest rate swap, net of tax, is ($9,674) and ($5,023) at December 31, 2020 and December 31, 2019, respectively, of which ($7,608) and ($5,023) is included in Accumulated other comprehensive loss on the balance sheet as of December 31, 2020 and 2019, respectively. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820 - Fair Value Measurements and Disclosures.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first-in, first-out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

The Company records inventories to include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 9.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2020 and 2019, the Company had $8,146 and $6,539 of chassis inventory and related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

The Company receives, on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis. The aggregate value of all bailment pool chassis on hand as of December 31, 2020 and 2019 was $21,725 and $28,645, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Leases

As of December 31, 2020, fifteen of the Company’s upfit and distribution centers were subject to a lease agreement.

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

Years ended December 31, 2020, 2019 and 2018

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

Depreciation expense was $8,806, $8,256, and $7,613 for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated useful lives of leasehold improvements is the shorter of the remainder of the lease term and twelve years.

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $6,089, $6,256 and $6,032 for the years ended December 31, 2020, 2019 and 2018, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in results of operations.

Impairment of long-lived assets

Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long-lived assets were impaired as of December 31, 2019. During the second quarter of 2020, the Company identified a triggering event as there had been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test for its long-lived assets, other than goodwill, as of June 30, 2020 and subsequently performed its annual impairment testing as of December 31, 2020, both of which indicated no impairment.

Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite-lived intangible assets is estimated based upon an income and market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting units to its carrying value. The Company has determined it has three reporting units. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss would be recognized. Annual impairment tests conducted by the Company

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

on December 31, 2019 resulted in no adjustment to the carrying value of goodwill. During the second quarter of 2020, the Company identified a triggering event as there had been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test as of June 30, 2020 for each of its reporting units, and subsequently performed its annual impairment testing as of December 31, 2020.

The Work Truck Attachments segment consists of one reporting unit: Commercial Snow & Ice. The impairment tests performed as of June 30, 2020 and December 31, 2020 indicated no impairment for the Commercial Snow & Ice reporting unit, which had goodwill of $113,132 at both December 31, 2020 and 2019. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, all $47,799 of the Municipal goodwill balance was recorded as an impairment charge during year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income. At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, all $80,073 of the Dejana goodwill balance was recorded as an impairment charge during the year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangibles over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15  to 19.5 years and noncompete agreements over 4 to 5 years. There were no indicators of impairment during the years ended December 31, 2020 or 2019. The Company had gross intangible assets and accumulated amortization of $273,755 and $120,964, respectively, for the year ended December 31, 2020, of which $177,765 and $93,429 relate to the Work Truck Attachments segment, and $95,990 and $27,535 relate to the Work Truck Solutions segment, respectively. The Company had gross intangible assets and accumulated amortization of $275,675 and $111,953, respectively for the year ended December 31, 2019, of which $177,785 and $87,964 relate to the Work Truck Attachments segment, and $97,890 and $23,989 relate to the Work Truck Solutions segment, respectively.

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

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2017	$3,209
Amortization of deferred financing costs	(823)
Balance at December 31, 2018	2,386
Amortization of deferred financing costs	(823)
Balance at December 31, 2019	1,563
Deferred financing costs capitalized on new debt	1,133
Write-off of unamortized deferred financing costs	(197)
Amortization of deferred financing costs	(763)
Balance at December 31, 2020	$1,736

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at December 31, 2020	Fair Value at December 31, 2019
Assets:
Non-qualified benefit plan assets (a)	$9,041	$7,270

Total Assets	$9,041	$7,270

Liabilities:
Interest rate swaps (b)	13,073	6,736
Long term debt (c)	241,278	247,630
Earnout - Dejana (d)	-	2,000

Total Liabilities	$254,351	$256,366
(a)	Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.
(b)	Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $4,075 and $8,998 at December 31, 2020 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively. Interest rate swaps of $1,522 and $5,214 at December 31, 2019 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.
(c)	The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which is a Level 2 input for all periods presented. Meanwhile, long-term debt is recorded at carrying amount, net of discount and deferred financing costs, as disclosed on the face of the balance sheet.
(d)	Due to the remote probability of attaining targets related to the obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by the Peter Paul Dejana Family Trust dated 12/31/98 (“Dejana”), the earnout obligation was reduced to $0 during the year ended December 31, 2020, which is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of substantially all of the assets of Dejana Truck & Utility Equipment Company, Inc. and certain entities directly or indirectly owned by Dejana. Included in Other long term liabilities in the amount of $2,000 at December 31, 2019 is the fair value of an obligation for a portion of the potential earnout incurred in conjunction with the acquisition of Dejana. The carrying amount of the earnout approximates its fair value. Fair value is based upon Level 3 inputs of a real options approach where gross sales were simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model, using key inputs of forecasted future sales and financial performance as well as a risk adjusted expected growth rate adjusted appropriately based on its correlation with the market. See reconciliation of liability included below:

	December 31,

	2020	2019
Beginning Balance	$2,000	$2,200
Adjustments to fair value	(2,000)	(200)
Ending balance	$-	$2,000

Concentration of credit risk

The Company’s cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2020, 2019 and 2018.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

Revenue recognition

The Company applies the guidance codified in Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method upon the adoption of ASU 2014-09 in 2018. Revenue is recognized when or as the Company satisfies a performance obligation. See Note 3 for a more detailed description of revenue recognition policies.

Cost of sales

Cost of sales includes all costs associated with the manufacture of the Company’s products, including raw materials, purchased parts, freight, plant operating expenses, property insurance and taxes, and plant depreciation. All payroll costs and employee benefits for the hourly workforce, manufacturing management, and engineering costs are included in cost of sales.

Related party transactions

As a result of the Dejana acquisition, the Company had previously engaged in related party leases during 2018 and 2019 with parties that were affiliated with the former owners of Dejana and remained affiliated with Dejana post - acquisition.  The related parties continued to own land and buildings where Dejana conducts business.  Such leases were entered into at market value. The related party is no longer employed by the Company beginning in April 2019 and therefore was not a related party in 2020.  The Company incurred $2,168 of total lease expense to related parties in the years ended December 31, 2018 and 2019.

There were no other related party transactions during 2018, 2019 or 2020.

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

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, website content and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $3,437, $4,895 and $5,213 for the years ended December 31, 2020, 2019 and 2018, respectively. All costs associated with the Company’s advertising programs are expensed as incurred.

Research and development expenses

Research and development expenses include costs to develop new technologies to enhance existing products and to expand the range of product offerings. Research and development expenses amounted to $6,679, $5,693 and $3,194 for the years ended December 31, 2020, 2019 and 2018, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

The adoption of Topic 606 did not have a significant impact on the Work Truck Attachments segment. In the Work Truck Solutions segment, the standard changed the timing of revenue for truck upfits of customer-owned chassis from a point in time to over time. This change in timing of revenue recognition decreased revenue by $542, decreased revenue by $251, and increased revenue by $299 in the years ended December 31, 2020, 2019 and 2018, respectively.

 Revenue Streams

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. Additionally, contract amounts represent the full amount of the transaction price as agreed upon with the customer at the time of order, resulting in a single performance obligation in all cases. In the case of a single order containing multiple upfits, the transaction price may represent multiple performance obligations.

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

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles decreased revenue by $542, decreased revenue by $251 and increased revenue by $299 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

Disaggregation of Revenue

The following table provides information about disaggregated revenue by customer type and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

Revenue by customer type was as follows:

Year Ended December 31, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 252,838	$ 114,192	$ 367,030
Government	-	62,762	62,762
Fleet	-	42,590	42,590
Other	-	7,772	7,772
Total revenue	$ 252,838	$ 227,316	$ 480,154

Year Ended December 31, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 293,630	$ 127,484	$ 421,114
Government	-	72,810	72,810
Fleet	-	66,306	66,306
Other	-	11,480	11,480
Total revenue	$ 293,630	$ 278,080	$ 571,710

Year Ended December 31, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 275,244	$ 134,140	$ 409,384
Government	-	52,582	52,582
Fleet	-	58,500	58,500
Other	-	3,601	3,601
Total revenue	$ 275,244	$ 248,823	$ 524,067

Revenue by timing of revenue recognition was as follows:

Year Ended December 31, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 252,838	$ 149,675	$ 402,513
Over time	-	77,641	77,641
Total revenue	$ 252,838	$ 227,316	$ 480,154

Year Ended December 31, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 293,630	$ 172,269	$ 465,899
Over time	-	105,811	105,811
Total revenue	$ 293,630	$ 278,080	$ 571,710

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

Year Ended December 31, 2018	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 275,244	$ 153,873	$ 429,117
Over time	-	94,950	94,950
Total revenue	$ 275,244	$ 248,823	$ 524,067

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,187	$14,931	$(14,372)	$2,746

Year Ended December 31, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,006	$16,082	$(15,901)	$2,187

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of December 31, 2020 or 2019. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company’s municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized all of the amount that was included in contract liabilities at the beginning of the period as revenue in the years ended December 31, 2020 and 2019.

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

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

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

4. Acquisitions

On July 15, 2016, the Company acquired  Dejana. The Dejana purchase agreement includes contingent consideration in the form of an earnout capped at $26,000. Under the earnout agreement, the former owners of Dejana are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2016, 2017 and 2018.  The preliminary estimated fair value of the earnout consideration was $10,200 which was further adjusted at December 31, 2016 to $10,373 as a result of the 2016 performance exceeding the 2016 fair value established at the opening balance sheet by $173. Based on the year ended December 31, 2016 results, the new possible range of outcomes was reduced from $26,000 to a maximum earnout of $21,487. The Company made a payment to the former owners of Dejana of $5,487 in the year ended December 31, 2017. The purchase agreement was amended on September 20, 2017 to extend the earnout measurement periods for an additional two years, namely the fiscal years ended December 31, 2019 and December 31, 2020, with the potential for the former owners of Dejana to earn up to 50% of the remaining unearned earnout payments based on the original earnout targets and measurement periods. During the third quarter of 2017, there was a fair value adjustment to reduce the earnout by ($1,186), which was further reduced during the fourth quarter by ($600), for a total fair value adjustment to the earnout for the year of ($1,786). During the fourth quarter of 2018, there was a fair value adjustment to reduce the earnout by ($900), which is included as a reduction to selling, general and administrative expense in the Consolidated Statements of Income (Loss) for the year ended December 31, 2018. During the fourth quarter of 2019, there was a fair value adjustment to reduce the earnout by ($200), which is included as a reduction to selling, general and administrative expense in the Consolidated Statements of Income (Loss) for the year ended December 31, 2019. During the second quarter of 2020, there was a fair value adjustment to reduce the earnout by ($2,000), which is included as a reduction to selling, general and administrative expense in the Consolidated Statements of Income (Loss) for the year ended December 31, 2020 and which reduced the fair value of the earnout consideration to $0.

5. Inventories

Inventories consist of the following:

	December 31,
	2020	2019

Finished goods	$39,496	$42,125
Work-in-process	8,253	6,906
Raw material and supplies	31,733	28,911
	$79,482	$77,942

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 9.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2020 and 2019, the Company had $8,146 and $6,539 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with upfitting and service installations net of

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

the truck chassis.

Unlike the floorplan agreement, the Company does not record inventory related to truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment.  Like the revenue recognized on floorplan arrangement, revenue recognized for upfitting services on chassis acquired through the bailment agreement, are also recognized net of the truck chassis.

6. Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2020	2019

Land	$2,378	$2,378
Land improvements	4,830	4,541
Leasehold improvements	4,087	4,087
Buildings	29,580	28,715
Machinery and equipment	61,154	55,238
Furniture and fixtures	19,782	17,918
Mobile equipment and other	5,200	5,285
Construction-in-process	11,751	6,555
Total property, plant and equipment	138,762	124,717
Less accumulated depreciation	(74,442)	(66,273)
Net property, plant and equipment	$64,320	$58,444

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Consolidated Statements of Income (Loss), were as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating lease expense	$ 5,343	$ 4,857
Short term lease cost	$ 397	$ 380
Total lease cost	$ 5,740	$ 5,237

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$ 5,268	$ 4,679
Non-cash lease expense - right-of-use assets	$ 4,182	$ 3,672
Right-of-use assets obtained in exchange for operating lease obligations	$ 3,866	$ 5,325

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	December 31, 2020		December 31, 2019
Operating Leases
Operating lease right-of-use assets	$ 21,441		$ 22,557

Other current liabilities	4,326		3,822
Operating lease liabilities	17,434		18,981
Total operating lease liabilities	$ 21,760		$ 22,803

Weighted Average Remaining Lease Term
Operating leases	67	months	78	months

Weighted Average Discount Rate
Operating leases	5.16%		5.32%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2021	$ 5,322
2022	4,941
2023	4,383
2024	3,742
2025	3,016
Thereafter	3,562
Total Lease Payments	24,966
Less: imputed interest	(3,206)
Total	$ 21,760

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

		Gross	Less	Net
		Carrying	Accumulated	Carrying
		Amount	Amortization	Amount
December 31, 2020
Indefinite-lived intangibles:
Trademark and tradenames		$77,600	$-	$77,600
Amortizable intangibles:
Dealer network		80,000	67,000	13,000
Customer relationships		80,920	27,196	53,724
Patents		21,136	14,484	6,652
Noncompete agreements		8,640	8,477	163
Trademarks		5,459	3,807	1,652
Amortizable intangibles, net		196,155	120,964	75,191
Total	$		$120,964	$152,791

		Gross	Less	Net
		Carrying	Accumulated	Carrying
		Amount	Amortization	Amount
December 31, 2019
Indefinite-lived intangibles:
Trademark and tradenames		$77,600	$-	$77,600
Amortizable intangibles:
Dealer network		80,000	63,000	17,000
Customer relationships		80,920	21,914	59,006
Patents		21,136	13,229	7,907
Noncompete agreements		8,640	8,177	463
Trademarks		5,459	3,713	1,746
Backlog		1,900	1,900	-
License		20	20	-
Amortizable intangibles, net		198,075	111,953	86,122
Total		$275,675	$111,953	$163,722

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

Amortization expense for intangible assets was $10,931, $10,956 and $11,472 for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense for the next five years is as follows:

2021	$10,670
2022	10,520
2023	10,520
2024	7,520
2025	6,075

The weighted average remaining life for intangible assets is 9.0 years at December 31, 2020.

9. Long-Term Debt

Long-term debt is summarized below:

	December 31,
	2020	2019

Term Loan, net of debt discount of $4,234 and $781 at December 31, 2020 and December 31, 2019, respectively	$240,078	$245,787
Less current maturities	1,666	22,143
Long term debt before deferred financing costs	238,412	223,644
Deferred financing costs, net	1,736	1,563
Long term debt, net	$236,676	$222,081

The scheduled maturities on long term debt at December 31, 2020, are as follows:
2021	$1,666
2022	1,666
2023	1,666
2024	1,666
2025	1,666
Thereafter	231,748
$240,078

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

Following the June 8, 2020 changes to senior credit facilities described above, the new term loan under the Term Loan Credit Agreement generally bears interest at (at the Company’s election) either (i) 2.75% per annum plus the greatest of (which if the following would be less than 2.00%, such rate shall be deemed to be 2.00%) (a) the Prime Rate (as defined in the Term Loan Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Term Loan Credit Agreement) plus 0.50% and (c) 1.00% plus the greater of (1) the London Interbank Offered Rate (“LIBOR”) for a one month interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (2) 1.00% or (ii) 3.75% per annum plus the greater of (a) the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate and (b) 1.00%. If the LIBOR for the applicable interest period is less than 1.00%, such rate shall be deemed to be 1.00% for purposes of calculating the foregoing interest rates in the Term Loan Credit Agreement. The final maturity date of the Term Loan Credit Agreement is June 8, 2026. The principal amount of the term loan will be repaid in quarterly installments in amounts equal to 0.25% of the principal amount of the Term Loan Credit Agreement, with the balance payable on the maturity date. The actual interest rate on the Term Loan Credit Agreement for the years ended December 31, 2020 and December 31, 2019 was 4.75% and 4.71%, respectively.

The Company is required to pay a fee for unused amounts under the Revolving Credit Agreement in an amount ranging from 0.375% to 0.50% of the unused portion of the facility, depending on the utilization of the facility. The Revolving Credit Agreement provides that the Company has the option to select whether borrowings will bear interest at either (i) a margin ranging from 1.75% to 2.25% per annum, depending on the utilization of the facility, plus the LIBOR for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Revolving Credit Agreement) or (ii) a margin ranging from 0.75% to 1.25% per annum, depending on the utilization of the facility, plus the greatest of (which if the following would be less than 2.00%, such rate shall be deemed to be 2.00%) (a) the Prime Rate (as defined in the Revolving Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Revolving Loan Credit Agreement) plus 0.50% and (c) the LIBOR for a one month interest period multiplied by the Statutory Reserve Rate plus 1.00%. If the LIBOR for the applicable interest period is less than 1.00%, such rate shall be deemed to be 1.00% for purposes of calculating the foregoing interest rates in the Revolving Credit Agreement. The final maturity date of the Revolving Credit Agreement is June 8, 2023.

The Term Loan Credit Agreement was issued at a $4,125 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $1,133 are being amortized over the term of the term loan.

The Company’s amendment to its term loan facility resulted in a significant modification to a portion of the Company’s debt under ASC 470-50. The Company recorded debt expense of $3,542 related to third party fees that were expensed as incurred as the debt was deemed to be modified under ASC 470-50, and such costs are included as debt modification expense in the Consolidated Statements of Income (Loss) for the year ended December 31, 2020.

At December 31, 2020, the Company had outstanding borrowings under the term loan of $240,078, no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $99,050.

The Company’s senior credit facilities include certain negative and operating covenants, including restrictions on its ability to pay dividends, and other customary covenants, representations and warranties and events of default. The senior credit facilities entered into and recorded by the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to the Company. The terms of the Company’s revolving credit facility specifically restrict subsidiaries from paying dividends if a minimum availability under the revolving credit facility is not maintained, and both senior credit facilities restrict subsidiaries from paying dividends above certain levels or at all if an event of default has occurred. These restrictions would affect the Company indirectly since the Company relies principally on distributions from its subsidiaries to have funds available for the payment of dividends. In addition, the Company’s revolving credit facility includes a requirement that if certain minimum availability under the revolving credit facility is not maintained, that the Company comply with a monthly minimum fixed charge coverage ratio test of 1.0: 1.0. Compliance with the fixed

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

charge coverage ratio test is subject to certain cure rights under the Company’s revolving credit facility. The credit facilities are collateralized by substantially all assets of the Company.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of the fiscal year, 50% of excess cash flow, as defined, including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for any fiscal year. Excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a working capital adjustment less the sum of repayments of debt and capital expenditures subject to certain adjustments, interest and taxes paid in cash, management fees and certain restricted payments (including dividends or distributions). Working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt. As of December 31, 2020 and 2019, the Company was not required to make an excess cash flow payment.  The Company made a voluntary payment of $20,000 on its debt on January 30, 2020. The Company made a voluntary payment of $30,000 on its debt on December 31, 2020. The Company made a voluntary payment of $30,000 on its debt on February 13, 2019. The Company made a voluntary payment of  of $18,721 on its debt on January 31, 2018.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR (with a LIBOR floor of 1.0%). The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses currently included in Accumulated other comprehensive loss on the Consolidated Balance Sheets will be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive loss into earnings during the year ended December 31, 2020 was $2,243. The amount expected to be amortized from Accumulated other comprehensive loss into earnings in the next twelve months is $2,991. A mark-to-market adjustment of $611 was recorded as Interest expense in the Consolidated Statements of Income for the year ended December 31, 2020 related to the swap.

The interest rate swap’s negative fair value at December 31, 2020 was $13,073, of which $4,075 and $8,998 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  The interest rate swaps’ negative fair value at December 31, 2019 was $6,736, of which $1,522 and $5,214 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets, respectively.

The Company receives on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2020 and 2019 was $21,725 and $28,645, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2020, rates were based on prime (3.25% at December 31, 2020) plus a margin ranging from 0% to 8%.  During 2020, the Company incurred $269 in interest on the bailment pool arrangement. During 2019, the Company incurred $89 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $20,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017,

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

which the Company renewed through December 31, 2021.  Under the floor plan agreement the Company receives truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from the Company to the dealer customer. The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%. The obligation under the floor plan agreement as of December 31, 2020 and 2019 is $8,146 and $6,539, respectively. During 2020, the Company incurred $224 in interest on the floor plan arrangements. During 2019, the Company incurred $382 in interest on the floor plan arrangements.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2020	2019

Payroll and related costs	$10,240	$10,382
Employee benefits	7,642	6,097
Accrued warranty	3,392	3,941
Interest rate swaps	4,075	1,522
Other	5,482	4,554
	$30,831	$26,496

11. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) using the expected value method, and is based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. All of the Company’s warranties are assurance-type warranties. The warranty reserve is $5,812 at December 31, 2020 of which $2,420 is included in Other long term liabilities and $3,392 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.  At December 31, 2019, the warranty reserve is $6,541 of which $2,600 is included in Other long term liabilities and $3,941 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2020	2019	2018

Balance at the beginning of the period	$6,541	$6,174	$5,677
Warranty provision	3,202	3,953	4,076
Claims paid/settlements	(3,931)	(3,586)	(3,579)
Balance at the end of the period	$5,812	$6,541	$6,174

12. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2020	2019	2018
Current:
Federal	$5,509	$12,492	$3,953
State	1,621	3,067	1,736
	7,130	15,559	5,689
Deferred:
Federal	(17,135)	(1,442)	5,001
State	(2,271)	(666)	1,164
	(19,406)	(2,108)	6,165
	$(12,276)	$13,451	$11,854

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Federal income tax expense at statutory rate	$(20,752)	$13,150	$11,709
State taxes, net of federal benefit	(2,820)	2,239	2,349
Valuation allowance	1,762	139	-
Change in uncertain tax positions, net	679	(601)	(1,292)
Research and development credit	(536)	(404)	(226)
State rate change	157	(426)	287
Federal deferred rate change	-	-	(836)
Goodwill impairment	10,038	-	-
Other	(804)	(646)	(137)
	$(12,276)	$13,451	$11,854

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$754	$382
Inventory reserves	1,529	1,388
Warranty liability	1,465	1,643
Deferred compensation	1,437	1,380
Earnout liabilities	354	406
Pension and retiree health benefit obligations	1,738	1,682
Interest rate swap	3,373	1,733
Accrued vacation	1,241	833
Medical claims reserve	84	56
Operating lease liabilities	5,583	6,108
Net operating losses	3,744	3,754
Other accrued liabilities	4,949	2,953
Valuation allowance	(3,374)	(1,612)
Total deferred tax assets	22,877	20,706
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(35,953)	(54,808)
Accelerated depreciation	(8,105)	(7,320)
Operating leases - right of use assets	(5,583)	(6,108)
Other	83	319
Total deferred tax liabilities	(49,558)	(67,917)
Net deferred tax liabilities	$(26,681)	$(47,211)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $2,817. These loss carry-forwards will begin to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $2,447 is necessary at December 31, 2020 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit. The Company also carries a valuation allowance for approximately $927 related to non-state net operating loss carry-forwards which are likely to expire prior to the Company’s ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2020	2019	2018
Balance at beginning of year	$1,219	$1,795	$3,531
Increases for tax positions taken in the current year	238	131	21
Increases for tax positions taken in the prior years	846	15	146
Decreases due to settlements with taxing authorities	(83)	-	(693)
Decreases due to lapses in the statute of limitations	(266)	(722)	(1,210)
Balance at the end of year	$1,954	$1,219	$1,795

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $1,954 at December 31, 2020. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $586 and $487 of accrued interest and penalties is reported as an income tax liability at December 31, 2020 and 2019, respectively. The liability for unrecognized tax benefits is reported in Other Long-term Liabilities on the Consolidated Balance Sheets at December 31, 2020 and 2019.

The Company files income tax returns in the United States (federal) and various states. Tax years open to examination by tax authorities under the statute of limitations include 2017, 2018 and 2019 for Federal and 2016 through 2019 for most states. Tax returns for the 2020 tax year have not yet been filed.

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

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

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

The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

December 31
2019

Benefit obligation at beginning of year	$40,182
Service cost	-
Interest cost	1,642
Actuarial (gain) loss	166
Benefits paid	(1,451)
Pension settlement	(40,539)
Curtailment	-
Benefit obligation at end of year	-
Fair value of plan assets at beginning of year	38,053
Actual return on plan assets	3,477
Employer contributions through December 31	460
Pension settlement	(40,539)
Benefits paid	(1,451)
Fair value of plan assets at end of year	-
Funded status at end of year	$-

The components of net periodic pension cost consisted of the following for the years ended December 31,

	2019	2018
Components of net periodic pension cost:
Service cost	$-	$409
Interest cost	1,642	1,555
Expected return on plan assets	(1,175)	(1,901)
Amortization of net loss	595	706
Effect of settlement for termination	6,380	-
Net periodic pension cost	$7,442	$769

The accumulated benefit obligation for all pension plans as of December 31, 2019 and 2018, was $0 and $40,182, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

The Company used December 31 as its measurement date for all periods presented. Assumptions used in determining net periodic pension cost for the plans consisted of the following:

	Year ended December 31
	2019	2018
Discount rates	N/A	3.6%
Rates of increase in compensation levels:
Salaried	N/A	3.5
Hourly	N/A	N/A
Expected long-term rate of return on assets
Salaried	N/A	5.8
Hourly	N/A	6.5

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

Years ended December 31, 2020, 2019 and 2018

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

Postretirement benefits

The Company provides postretirement healthcare benefits for certain employee groups. The postretirement healthcare plans are contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest until they retire from active employment with the Company and have at least twelve years of service. These benefits can be amended or terminated at any time and are subject to the same ongoing changes as the Company’s healthcare benefits for employees with respect to deductible, co-insurance and participant contributions. Postretirement benefits of $6,486 and $6,338 as of December 31, 2020 and December 31, 2019, respectively, are included in Retiree benefits and deferred compensation in the Consolidated Balance Sheets. Postretirement benefits of $250 and $200 as of December 31, 2020 and December 31, 2019, respectively, are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31
	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,538	$6,420
Service cost	147	149
Interest cost	191	252
Participant contributions	55	38
Changes in actuarial assumptions	(178)	(266)
Benefits paid	(17)	(55)
Projected benefit obligation at end of year	$6,736	$6,538
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$250	$200
Retiree health benefit obligation	6,486	6,338
	$6,736	$6,538

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2020	2019	2018
Components of net postretirement health benefit cost:
Service cost	$147	$149	$189
Interest cost	191	252	233
Amortization of net gain	(310)	(312)	(211)
Net postretirement healthcare benefit cost	$28	$89	$211

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2020	2019	2018
Discount rate	3.0%	4.0%	3.4%
Immediate healthcare cost trend rate	*	**	***
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	60	60
*	Health Care Cost Trend rate is assumed to be 7.0% beginning in 2020 gradually reducing to an ultimate rate of 4.5% in 2029.
**	Health Care Cost Trend rate is assumed to be 6.8% beginning in 2019 gradually reducing to an ultimate rate of 4.5% in 2028.
***	Health Care Cost Trend rate is assumed to be 6.8% beginning in 2018 gradually reducing to an ultimate rate of 4.5% in 2027.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

The discount rate used to determine the benefit obligation at December 31, 2020 and 2019 is 2.1% and 3.0%, respectively. For December 31, 2020, the health care cost trend rate is assumed to be 7.0% beginning in 2020 gradually reducing to an ultimate rate of 4.5% in 2029. For December 31, 2019, the health care cost trend rate is assumed to be 6.8% beginning in 2019 gradually reducing to an ultimate rate of 4.5% in 2028. For December 31, 2018, the health care cost trend rate is assumed to be 6.8%  beginning in 2018 gradually reducing to an ultimate rate of 4.5% in 2027.

No actuarial gains (losses) remain in accumulated other comprehensive loss related to pension due to the termination of the plans. The amount included in accumulated other comprehensive loss, net of tax, at December 31, 2020, which has not yet been recognized in net periodic OPEB cost was a net actuarial gain of $2,113.

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

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. There were certain plan design changes in the year ended December 31, 2019 which changed the nature of the Company match. The Company matching contributions to the plan were approximately $3,899, $3,627 and $1,700 for the years ended December 31, 2020, 2019 and 2018, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non-discretionary employer contributions. The Company made non-discretionary employer contributions of $0, $0 and $1,237 in the years ended December 31, 2020, 2019 and 2018, respectively. The Company merged the separate Henderson plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2016.  The Company merged the separate Dejana plan into the Douglas Dynamics, L.L.C. 401(k) plan in 2018.

Non-qualified plan

The Company also maintains a supplemental non-qualified plan for certain officers and other key employees. Expense for this plan was $523, $553 and $542 for the years ended December 31, 2020, 2019 and 2018, respectively. The amount accrued was $9,318, $7,679 and $5,243 as of December 31, 2020, 2019 and 2018, respectively and is included in Retiree benefits and deferred compensation on the Consolidated Balance Sheets. Amounts were determined based on the fair value of the liability at December 31, 2020, 2019 and 2018, respectively.  The Company holds assets that are substantially equivalent to the liability and are intended to fund the liability. Non-qualified plan assets of $9,041 and $7,270 at December 31, 2020 and December 31, 2019, respectively, are included as Non-qualified benefit plan assets on the Consolidated Balance Sheets.

14. Stock-Based Compensation

2010 Stock Incentive Plan

In in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders and the plan’s term was extended further by the stockholders at the Company’s 2020 annual meeting of stockholders.  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

pursuant to all awards under the 2010 Plan. As of December 31, 2020, the Company had 825,238 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

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

In 2013, the Company’s compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $1,191, $1,374 and $2,968 in additional expense in the years ended December 31, 2020, 2019 and 2018, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. The Company’s nominating and governance committee also approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

A summary of RSU activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2017	47,542	23.95	0.84	years
Granted	134,804	35.73	0.43	years
Vested	(136,747)	32.45
Cancelled and forfeited	—	—
Unvested at December 31, 2018	45,599	33.28	1.32	years
Granted	47,360	36.48	0.76	years
Vested	(56,863)	22.05
Cancelled and forfeited	(420)	36.48
Unvested at December 31, 2019	35,676	36.49	1.40	years
Granted	49,349	49.90	0.80	years
Vested	(48,112)	45.49
Cancelled and forfeited	(891)	49.90

Unvested at December 31, 2020	36,022	$42.73	1.40	years

Expected to vest in the future at December 31, 2020	35,662	$42.73	1.40	years

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

The Company recognized $2,263, $1,819 and $2,670 of compensation expense related to the RSU awards in the years ended December 31, 2020, 2019 and 2018, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2020, expected to be earned through the requisite service period was approximately $899 and is expected to be recognized through 2023.

Beginning in 2019, grants to non-employee directors, vesting occurs as of the grant date. Vested director RSUs are “settled” by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, and in all events no later than the end of the calendar year in which such termination of service occurs or, if later, two and one-half months after such termination of service. Vested management RSU’s are “settled” by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following vesting.

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2020, 2019 and 2018 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. Currently the Company expects participants to earn 23,336, 30,985 and 54,840 shares related to the 2020, 2019 and 2018 performance share grants, respectively. For performance share grants in years prior to 2018, upon meeting the prescribed performance conditions, in the first quarter of the year subsequent to grant, employees were issued RSUs, a portion of which is subject to vesting over the two years following the end of the performance period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. In the first quarter of 2018 there were 64,040 performance share units that converted into RSUs. The fair value per share of the awards is the closing stock price on the date of grant, which was $53.50, $36.48 and $37.40 for the 2020, 2019 and 2018 grants, respectively.  The Company recognized $567, $1,420 and $1,880 of compensation expense related to the awards granted in the years ended December 31, 2020, 2019, and 2018, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2020, expected to be recognized through the requisite service period was $535 and is expected to be recognized through 2023.

15. Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares, using the two-class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings (loss) per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings (loss) per share is calculated by dividing net income (loss)  attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net earnings per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU’s were 25,565 in the year ended December 31, 2020

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

	2020	2019	2018
Basic earnings (loss) per common share
Net income (loss)	$(86,553)	$49,166	$43,905
Less income allocated to participating securities	-	639	584
Net income (loss) allocated to common shareholders	$(86,553)	$48,527	$43,321
Weighted average common shares outstanding	22,846,467	22,779,057	22,681,888
	$(3.81)	$2.13	$1.91
Earnings (loss) per common share assuming dilution
Net income (loss)	$(86,553)	$49,166	$43,905
Less income allocated to participating securities	-	639	584
Net income (loss) allocated to common shareholders	$(86,553)	$48,527	$43,321
Weighted average common shares outstanding	22,846,467	22,779,057	22,681,888
Incremental shares applicable to stock based compensation	-	34,654	22,968
Weighted average common shares assuming dilution	22,846,467	22,813,711	22,704,856
	$(3.81)	$2.11	$1.89

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

Beginning in 2018, sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	2020	2019	2018

Net sales
Work Truck Attachments	$252,838	$293,630	$275,244
Work Truck Solutions	227,316	278,080	248,823
	$480,154	$571,710	$524,067
Adjusted EBITDA
Work Truck Attachments	$62,532	$80,747	$80,396
Work Truck Solutions	12,360	27,358	16,047
	$74,892	$108,105	$96,443
Depreciation and amortization expense
Work Truck Attachments	$10,824	$10,217	$9,609
Work Truck Solutions	8,913	8,995	9,476
	$19,737	$19,212	$19,085
Assets
Work Truck Attachments	$365,210	$361,876	$348,714
Work Truck Solutions	213,992	343,819	327,479
	$579,202	$705,695	$676,193
Capital expenditures
Work Truck Attachments	$13,174	$9,417	$6,931
Work Truck Solutions	1,508	2,246	2,917
	$14,682	$11,663	$9,848

Adjusted EBITDA
Work Truck Attachments	$62,532	$80,747	$80,396
Work Truck Solutions	12,360	27,358	16,047
Total Adjusted EBITDA	$74,892	$108,105	$96,443
Less items to reconcile Adjusted EBITDA to Income (Loss) before taxes:
Interest expense - net	20,238	16,782	16,943
Depreciation expense	8,806	8,256	7,613
Amortization	10,931	10,956	11,472
Purchase accounting (1)	(2,017)	(417)	(900)
Stock based compensation	2,830	3,239	4,550
Impairment charges	127,872	-	-
Debt modification expense	3,542	-	-
Litigation proceeds	-	(200)	-
Pension termination	-	6,609	-
COVID-19 (2)	1,391	-	-
Other charges (3)	128	263	1,006
Income (Loss) before taxes	$(98,829)	$62,617	$55,759

(1)	Reflects $900 in reversal of earnout compensation related to Dejana in the year ended December 31, 2018. Reflects $217 in reversal of earnout compensation related to Henderson, and $200 in reversal of earnout compensation related to Dejana in the year ended December 31, 2019. Reflects $17 in reversal of earnout

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

compensation related to Henderson, and $2,000 in reversal of earnout compensation related to Dejana in the year ended December 31, 2020.
(2)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(3)	Reflects expenses and accrual reversals for one time, unrelated legal, severance and consulting fees and loss on disposal of fixed assets related to facility relocation for the periods presented.

18. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2020 and 2019, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 22,857,457 and 22,795,412 shares were issued and outstanding as of December 31, 2020 and 2019, respectively. The par value of the common stock is $0.01 per share.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

19. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Balance at	Additions	Changes to	Balance at
	beginning	charged to	reserve, net (1)	end of year
	of year	earnings
Year ended December 31, 2020
Allowance for credit losses	$1,487	$1,081	$361	$2,929
Valuation of deferred tax assets	1,612	-	1,762	3,374
Year ended December 31, 2019
Allowance for credit losses	$871	$1,361	$(745)	$1,487
Valuation of deferred tax assets	1,473	-	139	1,612
Year ended December 31, 2018
Allowance for credit losses	$1,056	$531	$(716)	$871
Valuation of deferred tax assets	777	-	696	1,473
(1)

Increases (deductions) from the allowance for credit losses equal accounts receivable written off and increases related to acquired businesses, less recoveries, against the allowance. See Note 2 for additional information. Increases (deductions) to the valuation of deferred tax assets relate to the reversals due to changes in management’s judgments regarding the future realization of the underlying deferred tax assets.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

20. Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2020 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2019	$(5,023)	$2,209	$(2,814)
Other comprehensive gain (loss) before reclassifications	(5,047)	133	(4,914)
Amounts reclassified from accumulated other comprehensive loss: (1)	2,462	(229)	2,233
Balance at December 31, 2020	$(7,608)	$2,113	$(5,495)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	(310)
Tax expense	81
Reclassification net of tax	$(229)

Unrealized losses on interest rate swaps reclassified to interest expense	3,327
Tax benefit	(865)
Reclassification net of tax	$2,462

(a) – These components are included in the computation of benefit plan costs in Note 13.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2019 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit	Pension
	Swap	Obligation	Obligation	Total
Balance at December 31, 2018	$(1,530)	$2,118	$(6,637)	$(6,049)
Other comprehensive gain (loss) before reclassifications	(3,867)	325	(189)	(3,731)
Amounts reclassified from accumulated other comprehensive loss: (1)	374	(234)	446	586
Pension termination	-	-	6,380	6,380
Balance at December 31, 2019	$(5,023)	$2,209	$-	$(2,814)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gain (a)	(312)
Tax expense	78
Reclassification net of tax	$(234)

Amortization of pension obligation:
Actuarial losses (a)	595
Tax benefit	(149)
Reclassification net of tax	$446

Unrealized gains on interest rate swaps reclassified to interest expense	499
Tax expense	(125)
Reclassification net of tax	$374

(a) – These components are included in the computation of benefit plan costs in Note 13.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands Except Per Share Data)

21. Quarterly Financial Information (Unaudited)

	2020
	First	Second	Third	Fourth

Net sales	$68,190	$120,043	$133,761	$158,160
Gross profit	$11,690	$32,075	$36,728	$47,787
Income (loss) before taxes	$(13,348)	$(121,315)	$12,464	$23,370
Net income (loss)	$(10,086)	$(103,859)	$9,230	$18,162
Basic net earnings (loss) per common share attributable to common shareholders	$(0.44)	$(4.55)	$0.40	$0.78
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.44)	$(4.55)	$0.39	$0.78
Dividends per share	$0.28	$0.28	$0.28	$0.28

	2019
	First	Second	Third	Fourth

Net sales	$93,187	$176,356	$141,869	$160,298
Gross profit	$22,946	$59,593	$39,939	$46,339
Income (loss) before taxes	$(760)	$33,773	$15,542	$14,062
Net income (loss)	$(297)	$25,474	$12,429	$11,560
Basic net earnings (loss) per common share attributable to common shareholders	$(0.01)	$1.10	$0.54	$0.50
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.01)	$1.10	$0.53	$0.50
Dividends per share	$0.27	$0.27	$0.27	$0.27

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.

22.  Recent Accounting Pronouncements

The Company believes that all recently issued accounting pronouncements that the company has not adopted as described in Note 1 either will not have a material impact on its Consolidated Financial Statements upon adoption, or do not apply to its operations.