Form 10-Q
period 2021-03-31
DOUGLAS DYNAMICS, INC
filed 2021-05-03
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of registrant’s common shares outstanding as of May 3, 2021 was 22,955,472.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$35,524	$41,030
Accounts receivable, net	45,149	83,195
Inventories	99,873	79,482
Inventories - truck chassis floor plan	12,112	8,146
Prepaid and other current assets	5,209	5,334
Total current assets	197,867	217,187
Property, plant, and equipment, net	64,402	64,320
Goodwill	113,134	113,134
Other intangible assets, net	150,086	152,791
Operating lease - right of use asset	20,404	21,441
Non-qualified benefit plan assets	9,376	9,041
Other long-term assets	1,333	1,288
Total assets	$556,602	$579,202
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,844	$16,284
Accrued expenses and other current liabilities	27,363	30,831
Floor plan obligations	12,029	7,885
Operating lease liability - current	4,359	4,326
Income taxes payable	4,588	5,214
Current portion of long-term debt	1,459	1,666
Total current liabilities	69,642	66,206
Retiree benefits and deferred compensation	16,850	15,804
Deferred income taxes	27,005	26,681
Long-term debt, less current portion	216,588	236,676
Operating lease liability - noncurrent	16,380	17,434
Other long-term liabilities	13,510	16,197
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,955,472 and 22,857,457 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	230	229
Additional paid-in capital	159,722	157,758
Retained earnings	41,664	47,712
Accumulated other comprehensive loss, net of tax	(4,989)	(5,495)
Total stockholders’ equity	196,627	200,204
Total liabilities and stockholders’ equity	$556,602	$579,202

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2021	2020

	(unaudited)

Net sales	$103,342	$68,190
Cost of sales	77,090	56,500
Gross profit	26,252	11,690
Selling, general, and administrative expense	19,899	17,149
Intangibles amortization	2,705	2,738
Income (loss) from operations	3,648	(8,197)
Interest expense, net	(2,975)	(5,040)
Other expense, net	(8)	(111)
Income (loss) before taxes	665	(13,348)
Income tax benefit	(77)	(3,262)
Net income (loss)	$742	$(10,086)
Weighted average number of common shares outstanding:
Basic	22,881,416	22,813,256
Diluted	22,901,979	22,813,256
Earnings (loss) per common share:
Basic	$0.03	$(0.44)
Diluted	$0.03	$(0.44)
Cash dividends declared and paid per share	$0.29	$0.28
Comprehensive income (loss)	$1,248	$(14,380)

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020

	(unaudited)

Operating activities
Net income (loss)	$742	$(10,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,013	4,894
Amortization of deferred financing costs and debt discount	392	303
Stock-based compensation	1,965	1,368
Adjustments on derivatives not classified as hedges	(1,454)	1,413
Provision for losses on accounts receivable	179	204
Deferred income taxes	324	(1,250)
Non-cash lease expense	1,036	1,015
Earnout liability	-	(17)
Changes in operating assets and liabilities:
Accounts receivable	37,867	39,014
Inventories	(20,213)	(34,428)
Prepaid assets, refundable income taxes and other assets	(254)	(2,119)
Accounts payable	3,347	1,161
Accrued expenses and other current liabilities	(4,094)	(7,334)
Benefit obligations and other long-term liabilities	(701)	(3,218)
Net cash provided by (used in) operating activities	24,149	(9,080)
Investing activities
Capital expenditures	(2,177)	(2,304)
Net cash used in investing activities	(2,177)	(2,304)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	-	(72)
Dividends paid	(6,790)	(6,487)
Net revolver borrowings	-	30,000
Repayment of long-term debt	(20,688)	(20,581)
Net cash provided by (used in) financing activities	(27,478)	2,860
Change in cash and cash equivalents	(5,506)	(8,524)
Cash and cash equivalents at beginning of period	41,030	35,665
Cash and cash equivalents at end of period	$35,524	$27,141

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$16,225	$6,215

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total

Three Months Ended March 31, 2021
Balance at December 31, 2020	22,857,457	$229	$157,758	$47,712	$(5,495)	$200,204
Net income	—	—	—	742	—	742
Dividends paid	—	—	—	(6,790)	—	(6,790)
Adjustment for pension and postretirement benefit liability, net of tax of $20	—	—	—	—	(58)	(58)
Adjustment for interest rate swap, net of tax of ($194)	—	—	—	—	564	564
Stock based compensation	98,015	1	1,964	—	—	1,965
Balance at March 31, 2021	22,955,472	$230	$159,722	$41,664	$(4,989)	$196,627

Three Months Ended March 31, 2020
Balance at December 31, 2019	22,795,412	$228	$155,001	$160,748	$(2,814)	$313,163
Net loss	—	—	—	(10,086)	—	(10,086)
Dividends paid	—	—	—	(6,487)	—	(6,487)
Impact due to adoption of ASC 2016-13 (credit losses), net of tax of $193	—	—	—	(557)	—	(557)
Adjustment for pension and postretirement benefit liability, net of tax of $20	—	—	—	—	(57)	(57)
Adjustment for interest rate swap, net of tax of $1,489	—	—	—	—	(4,237)	(4,237)
Shares withheld on restricted stock vesting	—	—	(72)	—	—	(72)
Stock based compensation	62,045	1	1,367	—	—	1,368
Balance at March 31, 2020	22,857,457	$229	$156,296	$143,618	$(7,108)	$293,035

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2020 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on February 23, 2021.

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2021 and 2020, and the Condensed Cash Flows for the three months ended March 31, 2021 and 2020 have been prepared by the Company and have not been audited.

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

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, the Company’s results of operations were significantly impacted in the three months ended March 31, 2020. The Company preventatively and voluntarily closed its facilities on March 18, 2020.  The Company returned to full production during the second quarter of 2020. The results of operations of the Company for any quarter during the pandemic may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. In addition, results in any given period in 2021 may be different than 2020 as a result of the depressed conditions in 2020 stemming from the pandemic.

During the three months ended March 31, 2020, the Company benefited from credits related to the passage of the CARES Act. Under the CARES Act, the Company qualified for an Employee Retention Credit for wages paid to employees who were not working due to the plant shutdown. The Company recorded a total CARES Act benefit of $1,152 for the three months ended March 31, 2020 to Cost of sales and Selling, general and administrative expense on the Consolidated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which increased revenue by $428 and decreased revenue by $106 for the three months ended March 31, 2021 and 2020, respectively.

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

Revenue by customer type was as follows:

Three Months Ended March 31, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 41,981	$ 33,648	$ 75,629
Government	-	12,450	12,450
Fleet	-	11,345	11,345
Other	-	3,918	3,918
Total revenue	$ 41,981	$ 61,361	$ 103,342

Three Months Ended March 31, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 19,120	$ 28,052	$ 47,172
Government	-	10,490	10,490
Fleet	-	9,229	9,229
Other	-	1,299	1,299
Total revenue	$ 19,120	$ 49,070	$ 68,190

Revenue by timing of revenue recognition was as follows:

Three Months Ended March 31, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 41,981	$ 40,710	$ 82,691
Over time	-	20,651	20,651
Total revenue	$ 41,981	$ 61,361	$ 103,342

Three Months Ended March 31, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 19,120	$ 29,714	$ 48,834
Over time	-	19,356	19,356
Total revenue	$ 19,120	$ 49,070	$ 68,190

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three months ended March 31, 2021 and 2020, respectively:

Three Months Ended March 31, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,746	$3,165	$(2,170)	$3,741

Three Months Ended March 31, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,187	$1,637	$(1,789)	$2,035

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of March 31, 2021 or 2020. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $415 and $467 during the three months ended March 31, 2021 and 2020, respectively, which was included in contract liabilities at the beginning of each period.

3.         Credit Losses

Effective January 1, 2020, the Company adopted new accounting guidance that significantly changed the impairment model for estimating credit losses on financial assets to a current expected credit losses (“CECL”) model that requires entities to estimate the lifetime expected credit losses on such assets, leading to earlier recognition of such losses. Effective January 1, 2020, the adoption of CECL accounting, through a modified-retrospective approach, caused an increase to the allowance for credit losses of approximately $400 and $350 for the Work Truck Attachments and Work Truck Solutions segments, respectively.

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of March 31, 2021, the Company had an allowance for credit losses on its trade accounts receivable of $1,582 and $1,464 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2020, the Company had an allowance for credit losses on its trade accounts receivable of $1,480 and $1,449 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the three months ended March 31, 2021 and 2020:

	Balance at	Additions		Changes to	Balance at
	December 31,	charged to	Writeoffs	reserve, net	March 31,
	2020	earnings			2021
Three Months Ended March 31, 2021
Work Truck Attachments	$1,480	$100	$-	$2	$1,582
Work Truck Solutions	1,449	79	(25)	(39)	1,464
Total	$2,929	$179	$(25)	$(37)	$3,046

	Balance at	Adoption of	Additions		Changes to	Balance at
	December 31,	ASU 2016-13	charged to	Writeoffs	reserve, net	March 31,
	2019		earnings			2020
Three Months Ended March 31, 2020
Work Truck Attachments	$600	$400	$100	$-	$51	$1,151
Work Truck Solutions	887	350	104	-	(57)	1,284
Total	$1,487	$750	$204	$-	$(6)	$2,435

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2021	2020
Assets:
Non-qualified benefit plan assets (a)	$9,376	$9,041

Total Assets	$9,376	$9,041

Liabilities:
Interest rate swaps (b)	$10,871	$13,073
Long-term debt (c)	217,936	241,278
Total Liabilities	$228,807	$254,351

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $4,074 and $6,797 at March 31, 2021 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $4,075 and $8,998 at December 31, 2020 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

5.Inventories

Inventories consist of the following:

	March 31,	December 31,
	2021	2020

Finished goods	$61,379	$39,496
Work-in-process	7,156	8,253
Raw material and supplies	31,338	31,733
	$99,873	$79,482

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At March 31, 2021 and December 31, 2020, the Company had $12,112 and $8,146, respectively, of chassis inventory and $12,029 and $7,885 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2021	2020

Land	$2,378	$2,378
Land improvements	4,830	4,830
Leasehold improvements	4,087	4,087
Buildings	29,584	29,580
Machinery and equipment	61,459	61,154
Furniture and fixtures	20,144	19,782
Mobile equipment and other	5,208	5,200
Construction-in-process	12,863	11,751
Total property, plant and equipment	140,553	138,762
Less accumulated depreciation	(76,151)	(74,442)
Net property, plant and equipment	$64,402	$64,320

7.	Leases

The Company has operating leases for manufacturing and upfit facilities, land and parking lots, warehousing space and certain equipment. The leases have remaining lease terms of less than one year to 15 years, some of which include options to extend the leases for up to 10 years. Such renewal options were not included in the determination of the lease term unless deemed reasonably certain of exercise. The discount rate used in measuring the lease liabilities is based on the Company’s interest rate on its secured Term Loan Credit Agreement. Certain of the Company’s leases contain escalating rental payments based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease expense	$ 1,371	$ 1,311
Short term lease cost	$ 115	$ 39
Total lease cost	$ 1,486	$ 1,350

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Cash paid for amounts included in the measurement of operating lease liabilities	$ 1,356	$ 1,303
Non-cash lease expense - right-of-use assets	$ 1,036	$ 1,015
Right-of-use assets obtained in exchange for operating lease obligations	$ 65	$ 321

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	March 31, 2021		December 31, 2020
Operating Leases
Operating lease right-of-use assets	$ 20,404		$ 21,441

Other current liabilities	4,359		4,326
Operating lease liabilities	16,380		17,434
Total operating lease liabilities	$ 20,739		$ 21,760

Weighted Average Remaining Lease Term
Operating leases	64	months	67	months

Weighted Average Discount Rate
Operating leases	5.16%		5.16%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2021 (excluding the three months ended March 31, 2021)	$ 3,981
2022	4,954
2023	4,406
2024	3,745
2025	3,016
Thereafter	3,562
Total Lease Payments	23,664
Less: imputed interest	(2,925)
Total	$ 20,739

l

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2021
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	68,000	12,000
Customer relationships	80,920	28,481	52,439
Patents	21,136	14,798	6,338
Noncompete agreements	8,640	8,559	81
Trademarks	5,459	3,831	1,628
Amortizable intangibles, net	196,155	123,669	72,486
Total	$273,755	$123,669	$150,086

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2020
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	67,000	13,000
Customer relationships	80,920	27,196	53,724
Patents	21,136	14,484	6,652
Noncompete agreements	8,640	8,477	163
Trademarks	5,459	3,807	1,652
Amortizable intangibles, net	196,155	120,964	75,191
Total	$273,755	$120,964	$152,791

Amortization expense for intangible assets was $2,705 and $2,738 for the three months ended March 31, 2021 and 2020, respectively. Estimated amortization expense for the remainder of 2021 and each of the succeeding five years is as follows:

2021	$8,003
2022	10,520
2023	10,520
2024	7,520
2025	6,075
2026	5,450

9.Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2021	2020

Term Loan, net of debt discount of $4,042 and $4,234 at March 31, 2021 and December 31, 2020, respectively	$219,583	$240,078
Less current maturities	1,459	1,666
Long-term debt before deferred financing costs	218,124	238,412
Deferred financing costs, net	1,536	1,736
Long-term debt, net	$216,588	$236,676

At March 31, 2021, the Company had outstanding borrowings under its Term Loan Credit Agreement of $219,583, no outstanding borrowings under its Revolving Credit Agreement, and remaining borrowing availability of $98,058.  At December 31, 2020, the Company had outstanding borrowings under its Term Loan Credit Agreement of $240,078, no outstanding borrowings on its Revolving Credit Agreement, and remaining borrowing availability of $99,050.

In accordance with the senior credit facilities, the Company is required to make additional principal prepayments over the above scheduled payments under certain conditions. This includes, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow is defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment is defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.  As of March 31, 2021, the Company was not required to make additional excess cash flow payments during fiscal 2021. The Company made a voluntary payment of $20,000 on its debt on January 31, 2020, a voluntary payment of $30,000 on its debt on December 31, 2020, and voluntary payment of $20,000 on its debt on March 31, 2021.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR (with a LIBOR floor of 1.0%). The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses currently included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets will be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive loss into earnings during the three months ended March 31, 2021 and 2020 was $748 and $0, respectively. The amount expected to be amortized from Accumulated other comprehensive loss into earnings in the next twelve months is $2,991. A mark-to-market adjustment of ($2,202) and $1,413 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, respectively, related to the swap.

The interest rate swap’s negative fair value at March 31, 2021 was $10,871, of which $4,074 and $6,797 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swap’s negative fair value at December 31, 2020 was $13,073, of which $4,075 and $8,998 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

10.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	March 31,	December 31,
	2021	2020

Payroll and related costs	$7,019	$10,240
Employee benefits	8,592	7,642
Accrued warranty	2,800	3,392
Interest rate swaps	4,074	4,075
Other	4,878	5,482
	$27,363	$30,831

11.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $4,677 at March 31, 2021, of which $1,877 is included in Other long-term liabilities and $2,800 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $5,812 at December 31, 2020, of which $2,420 is included in Other long-term liabilities and $3,392 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2021	2020

Balance at the beginning of the period	$5,812	$6,541
Warranty provision	970	549
Claims paid/settlements	(2,105)	(1,888)
Balance at the end of the period	$4,677	$5,202

12.Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares, using the two-class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings (loss) per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net income (loss) per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU’s were 32,732 in the three months ended March 31, 2020.

	Three Months Ended
	March 31,	March 31,
	2021	2020
Basic earnings (loss) per common share
Net income (loss)	$742	$(10,086)
Less income allocated to participating securities	11	-
Net income (loss) allocated to common shareholders	$731	$(10,086)
Weighted average common shares outstanding	22,881,416	22,813,256
	$0.03	$(0.44)

Earnings (loss) per common share assuming dilution
Net income (loss)	$742	$(10,086)
Less income allocated to participating securities	11	-
Net income (loss) allocated to common shareholders	$731	$(10,086)
Weighted average common shares outstanding	22,881,416	22,813,256
Incremental shares applicable to non-participating RSUs	20,563	-
Weighted average common shares assuming dilution	22,901,979	22,813,256
	$0.03	$(0.44)

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $859 and $303 in the three months ended March 31, 2021 and 2020, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company grants performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $49.96. The Company recognized $811 and $484 of compensation expense related to the awards in the three months ended March 31, 2021 and 2020, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2021 expected to be earned through the requisite service period was approximately $4,807 and is expected to be recognized through 2024.

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

A summary of RSU activity for the three months ended March 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2020	36,022	$42.73	1.40	years
Granted	132,316	$44.49	1.42	years
Vested	(86,375)	$39.69
Cancelled and forfeited	(835)	$44.49

Unvested at March 31, 2021	81,128	$48.81	1.62	years

Expected to vest in the future at March 31, 2021	80,317	$48.81	1.62	years

The Company recognized $1,154 and $884 of compensation expense related to the RSU awards in the three months ended March 31, 2021 and 2020, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2021, expected to be earned through the requisite service period was approximately $3,575 and is expected to be recognized through 2024.

For grants to non-employee directors, vesting occurs as of the grant date. Vested director RSUs are ‘‘settled’’ by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, and in all events no later than the end of the calendar year in which such termination of service occurs or, if later, two and one-half months after such termination of service.  Vested management RSUs are “settled” by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following vesting.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Net sales
Work Truck Attachments	$41,981	$19,120
Work Truck Solutions	61,361	49,070
	$103,342	$68,190
Adjusted EBITDA
Work Truck Attachments	$8,239	$(2,076)
Work Truck Solutions	2,419	361
	$10,658	$(1,715)
Depreciation and amortization expense
Work Truck Attachments	$2,801	$2,659
Work Truck Solutions	2,212	2,235
	$5,013	$4,894
Assets
Work Truck Attachments	$355,428	$349,671
Work Truck Solutions	201,174	342,865
	$556,602	$692,536
Capital Expenditures
Work Truck Attachments	$2,097	$1,858
Work Truck Solutions	293	396
	$2,390	$2,254

Adjusted EBITDA
Work Truck Attachments	$8,239	$(2,076)
Work Truck Solutions	2,419	361
Total Adjusted EBITDA	$10,658	$(1,715)
Less items to reconcile Adjusted EBITDA to Income (Loss) before taxes:
Interest expense - net	2,975	5,040
Depreciation expense	2,308	2,156
Amortization	2,705	2,738
Purchase accounting (1)	-	(17)
Stock based compensation	1,965	1,368
COVID-19 (2)	40	317
Other charges (3)	-	31
Income (loss) before taxes	$665	$(13,348)

(1)	Reflects reversal of earn-out compensation in conjunction with the acquisition of Henderson in the periods presented.
(2)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(3)	Reflects unrelated legal and consulting fees for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was (11.6%) and (24.4%) for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 was lower when compared to the same period in the prior year due to a discrete tax benefit related to excess tax benefits from stock compensation of $274 and $93 in the three months ended March 31, 2021 and 2020, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2021 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2020	$(7,608)	$2,113	$(5,495)
Other comprehensive loss before reclassifications	(213)	—	(213)
Amounts reclassified from accumulated other comprehensive loss: (1)	777	(58)	719
Balance at March 31, 2021	$(7,044)	$2,055	$(4,989)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(78)
Tax expense	20
Reclassification net of tax	$(58)

Realized losses on interest rate swaps reclassified to interest expense	$1,050
Tax benefit	(273)
Reclassification net of tax	$777

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2020 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2019	$(5,023)	$2,209	$(2,814)
Other comprehensive gain before reclassifications	(4,503)	-	(4,503)
Amounts reclassified from accumulated other comprehensive loss: (1)	266	(57)	209
Balance at March 31, 2020	$(9,260)	$2,152	$(7,108)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(77)
Tax expense	20
Reclassification net of tax	$(57)

Realized losses on interest rate swaps reclassified to interest expense	$359
Tax benefit	(93)
Reclassification net of tax	$266

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

Results of Operations

The Company’s two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes commercial snow and ice management attachments sold under the FISHER®, WESTERN® and SNOWEX® brands.  This segment consists of our operations that manufacture and sell snow and ice control products. As described under

“Seasonality and Year-To-Year Variability,” the Work Truck Attachments Segment is seasonal and, as a result, its results of operations can vary from quarter-to-quarter and from year-to-year.

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

COVID-19

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations have been impacted in the three months ended March 31, 2021 and 2020, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic on our future financial results as the situation remains unpredictable, but the pandemic has had and is likely to continue to have a material impact on our results of operations for the year ended December 31, 2021. In addition, results may be impacted in future quarters due to supply chain constraints stemming from the pandemic, including constraints around chassis and other component parts.

 In consideration of the COVID-19 pandemic, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds throughout 2021. We are taking appropriate steps to mitigate the effects of the pandemic where possible. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period.  Throughout the second quarter of 2020, we slowly ramped up production at various facilities as appropriate and returned to full production levels by the end of the second quarter of 2020 and have remained fully operational since. We believe that we have taken all of the necessary and appropriate safety steps and precautions for employees who have returned to work. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Overview

The following table sets forth, for the three months ended March 31, 2021 and 2020, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2021 and 2020 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2021	2020

	(unaudited)
	(in thousands)

Net sales	$103,342	$68,190
Cost of sales	77,090	56,500
Gross profit	26,252	11,690
Selling, general, and administrative expense	19,899	17,149
Intangibles amortization	2,705	2,738
Income (loss) from operations	3,648	(8,197)
Interest expense, net	(2,975)	(5,040)
Other expense, net	(8)	(111)
Income (loss) before taxes	665	(13,348)
Income tax benefit	(77)	(3,262)
Net income (loss)	$742	$(10,086)

The following table sets forth for the three months ended March 31, 2021 and 2020, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2021	2020

	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	74.6%	82.9%
Gross profit	25.4%	17.1%
Selling, general, and administrative expense	19.3%	25.1%
Intangibles amortization	2.6%	4.0%
Income (loss) from operations	3.5%	(12.0)%
Interest expense, net	(2.9)%	(7.4)%
Other expense, net	-%	-%
Income (loss) before taxes	0.6%	(19.4)%
Income tax benefit	(0.1)%	(4.8)%
Net income (loss)	0.7%	(14.6)%

Net Sales

Net sales were $103.3 million for the three months ended March 31, 2021 compared to $68.2 million in the three months ended March 31, 2020, an increase of $35.1 million, or 51.5%. Sales increased for the three months ended March 31, 2021 compared to the same period in the prior year due to increased volumes due to the timing and location of snowfall during the first quarter of 2021, as well as the effect of reduced shipments in the prior year from our facilities being shut down as a result of the COVID-19 pandemic for several weeks throughout the first quarter of 2020. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Net sales
Work Truck Attachments	$41,981	$19,120
Work Truck Solutions	61,361	49,070
	$103,342	$68,190

Net sales at our Work Truck Attachments segment were $42.0 million for the three months ended March 31, 2021 compared to $19.1 million in the three months ended March 31, 2020, an increase of $22.9 million primarily due to snowfall levels during the first quarter of 2021, as well as the deferral of sales from 2020 to 2021 due to pandemic-related dealer conservatism in the prior year. Snowfall in this most recent snow season ended March 2021 was approximately 7% below the ten-year average, compared to the prior snow season ended March 2020 which was approximately 25% below the ten-year average.

Net sales at our Work Truck Solutions segment were $61.4 million for the three months ended March 31, 2021 compared to $49.1 million in the three months ended March 31, 2020, an increase of $12.3 million. Sales were higher for the three months ended March 31, 2021 when compared to the same period in the prior year due to improved class 4-6 chassis availability in the current year, and the effect of lower volumes in the prior year from the facilities shutdown associated with the COVID-19 pandemic leading to significantly reduced shipments in the first quarter of 2020.

Cost of Sales

Cost of sales was $77.1 million for the three months ended March 31, 2021 compared to $56.5 million for the three months ended March 31, 2020, an increase of $20.6 million, or 36.5%. The increase in Cost of sales was driven by increased sales as discussed above under “—Net Sales”. Cost of sales as a percentage of sales were 74.6% for the three month period ended March 31, 2021 compared to 82.9% for the three month period ended March 31, 2020. The decrease in cost of sales as a percentage of sales for the three month period is due to the higher sales volumes in the current year as a result of reduced shipments in the prior year related to facility shutdowns, as well as shutdown expenses related to COVID-19 in the prior year. Such shutdown expenses include the continuation of wages for employees who were not working during the shutdown, as well as an increase in fixed expenses and overhead, as these costs were not capitalized into inventory for the shutdown period.

Gross Profit

Gross profit was $26.3 million for the three months ended March 31, 2021 compared to $11.7 million for the three months ended March 31, 2020, an increase of $14.6 million, or 124.8%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 17.1% for the three months ended March 31, 2020 to 25.4% for the corresponding period in 2021. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $22.6 million for the three months ended March 31, 2021, compared to $19.9 million for the three months ended March 31, 2020, an increase of $2.7 million, or 13.6%. The increase in the three months ended March 31, 2021 is related to increased employee compensation, including $1.7 million in incentive-based compensation and $0.6 million in stock-based compensation due to improved operating results.

Interest Expense

Interest expense was $3.0 million for the three months ended March 31, 2021, which was lower than the $5.0 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended March 31, 2021 was due to a ($1.5) million gain in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge in the current year compared to a $1.4 million loss in the prior year. This decrease in interest expense was somewhat offset by higher interest paid on our term loan of $0.8 million in the three months ended March 31, 2021, due to the increase in principal balance from the June 8, 2020 refinancing. See Note 9 for additional information.

Income Taxes

The Company’s effective tax rate was (11.6%) and (24.4%) for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 was lower when compared to the same period in the prior year due to a discrete tax benefit related to excess tax benefits from stock compensation of $0.3 million and $0.1 million in the three months ended March 31, 2021 and 2020, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income (Loss)

Net income for the three months ended March 31, 2021 was $0.7 million, compared to a net loss of ($10.1) million for the corresponding period in 2020, an increase of $10.8 million. The increase in net income for the three months ended March 31, 2021 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net income (loss) was 0.7% for the three months ended Mach 31, 2021 compared to (14.6%) for the three months ended March 31, 2020.

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

As of March 31, 2021, we had $133.6 million of total liquidity, comprised of $35.5 million in cash and cash equivalents and borrowing availability of $98.1 million under our revolving credit facility, compared with total liquidity as of December 31, 2020 of approximately $140.1 million, comprised of approximately $41.0 million in cash and cash equivalents and borrowing availability of approximately $99.1 million under our revolving credit facility. The decrease in our total liquidity from December 31, 2020 is primarily due to the seasonality of our business. Borrowing availability under our revolving credit facility is governed by a borrowing base, the calculation of which includes cash on hand. Accordingly, use of cash on hand may also result in a reduction in the amount available for borrowing under our revolving credit facility. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. In consideration of the COVID-19 pandemic, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for the foreseeable future.

The following table shows our cash and cash equivalents and inventories in thousands at March 31, 2021, December 31, 2020 and March 31, 2020.

	As of
	March 31,	December 31,	March 31,
	2021	2020	2020
Cash and cash equivalents	$35,524	$41,030	$27,141
Inventories	99,873	79,482	112,370

We had cash and cash equivalents of $35.5 million at March 31, 2021 compared to cash and cash equivalents of $41.0 million and $27.1 million at December 31, 2020 and March 31, 2020, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows (in thousands)	2021	2020	Change	Change

Net cash provided by (used in) operating activities	$24,149	$(9,080)	$33,229	(366.0)%
Net cash used in investing activities	(2,177)	(2,304)	127	(5.5)%
Net cash provided by (used in) financing activities	(27,478)	2,860	(30,338)	(1060.8)%
Change in cash	$(5,506)	$(8,524)	$3,018	35.4%

Net cash provided by operating activities increased $33.2 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase in cash provided by operating activities was due to a $10.3 million increase in net income (loss) adjusted for reconciling items as a result of the higher net income in the three months ended March 31, 2021 from more favorable operating results, as well as favorable changes in working capital of $22.9 million. The largest favorable change in working capital was a decrease in inventory, where in the prior year there was a buildup of inventory in anticipation of supply chain constraints related to the COVID-19 pandemic.

Net cash used in investing activities decreased $0.2 million for the three months ended March 31, 2021 compared to the corresponding period in 2020 due to a decrease in capital expenditures.

Net cash used in financing activities increased $30.3 million for the three months ended March 31, 2021 as compared to the corresponding period in 2020. The increase was primarily a result of there being $30.0 million in outstanding borrowings under our revolving credit facility at March 31, 2020 compared to $0.0 million in short term borrowings at March 31, 2021.

Free Cash Flow

Free cash flow for the three months ended March 31, 2021 was $22.0 million compared to ($11.4) million in the corresponding period in 2020, an increase of $33.4 million. The increase in free cash flow for the three months ended March 31, 2021 is primarily a result of higher cash provided by operating activities of $33.2 million and a decrease in capital expenditures of $0.2 million, as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2021	2020

	(In Thousands)
Net cash provided by (used in) operations	$24,149	$(9,080)
Acquisition of property and equipment	(2,177)	(2,304)
Free cash flow	$21,972	$(11,384)

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock-based compensation, certain purchase accounting expenses, and incremental costs incurred related to the COVID-19 pandemic. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,	March 31,
	2021	2020

	(in thousands)
Net income (loss)	$742	$(10,086)

Interest expense, net	2,975	5,040
Income tax benefit	(77)	(3,262)
Depreciation expense	2,308	2,156
Amortization	2,705	2,738
EBITDA	8,653	(3,414)

Stock-based compensation expense	1,965	1,368
COVID-19 (1)	40	317
Purchase accounting (2)	-	(17)
Other charges (3)	-	31
Adjusted EBITDA	$10,658	$(1,715)
(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(2)	Reflects reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the periods presented.
(3)	Reflects unrelated legal, severance and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Adjusted EBITDA
Work Truck Attachments	$8,239	$(2,076)
Work Truck Solutions	2,419	361
	$10,658	$(1,715)

Adjusted EBITDA at our Work Truck Attachments segment was $8.2 million for the three months ended March 31, 2021 compared to ($2.1) million in the three months ended March 31, 2020, an increase of $10.3 million.  The change in the three months ended March 31, 2021 from the corresponding period in 2020 is primarily due to higher volumes. In addition, Adjusted EBITDA was lower in the prior year due to additional costs and inefficiencies related to the COVID-19 pandemic.

Adjusted EBITDA at our Work Truck Solutions segment was $2.4 million for the three months ended March 31, 2021 compared to $0.4 million in the three months ended March 31, 2020, an increase of $2.0 million. The change in the three months ended Mach 31, 2021 is primarily due to higher volumes. In addition, Adjusted EBITDA was lower in the prior year due to additional costs and inefficiencies related to the COVID-19 pandemic.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, non-cash purchase accounting adjustments, certain charges related to unrelated legal fees and consulting fees, incremental costs incurred related to the COVID-19 pandemic, adjustments on derivatives not classified as hedges, net of their income tax impact.  Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income (loss) for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted net income (loss) as well as a reconciliation of diluted earnings (loss) per share, the most comparable GAAP financial measure, to Adjusted diluted earnings (loss) per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,	March 31,
	2021	2020

	(in thousands)
Net income (loss) (GAAP)	$742	$(10,086)
Adjustments:
- Stock-based compensation	1,965	1,368
- COVID-19 (1)	40	317
- Purchase accounting (2)	-	(17)
- Adjustments on derivative not classified as hedge (3)	(1,454)	1,413
- Other charges (4)	-	31
Tax effect on adjustments	(138)	(778)

Adjusted net income (loss) (non-GAAP)	$1,155	$(7,752)

Weighted average common shares outstanding assuming dilution	22,901,979	22,813,256

Adjusted earnings (loss) per common share - dilutive	$0.04	$(0.34)

GAAP diluted earnings (loss) per share	$0.03	$(0.44)
Adjustments net of income taxes:
- Stock-based compensation	0.07	0.04
- COVID-19 (1)	-	0.01
- Purchase accounting (2)	-	-
- Adjustments on derivative not classified as hedge (3)	(0.06)	0.05
- Other charges (4)	-	-

Adjusted diluted earnings (loss) per share (non-GAAP)	$0.04	$(0.34)

(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.

(2)	Reflects reversal of earn-out compensation acquired in conjunction with the acquisition of Henderson in the periods presented.
(3)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(4)	Reflects unrelated legal, severance and consulting fees for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2021.

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

As of March 31, 2021, we had outstanding borrowings under our term loan of $219.6 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2020 by $0.0 million, $0.0 million, and $0.0 million, respectively.

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

As of March 31, 2021, we had $0.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended March 31, 2021 by $0.0 million, $0.0 million and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 12.7% for the three months ended March 31, 2021 compared to 16.9% for the three months ended March 31, 2020.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 1A.Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2021, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

During the three months ended March 31, 2021, the Company did not purchase any of its equity securities.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2021, filed on May 3, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: May 3, 2021