Form 10-Q
period 2021-06-30
DOUGLAS DYNAMICS, INC
filed 2021-08-03
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of registrant’s common shares outstanding as of August 3, 2021 was 22,980,951.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$15,175	$41,030
Accounts receivable, net	92,127	83,195
Inventories	93,947	79,482
Inventories - truck chassis floor plan	6,999	8,146
Refundable income taxes paid	313	-
Prepaid and other current assets	4,520	5,334
Total current assets	213,081	217,187
Property, plant, and equipment, net	64,332	64,320
Goodwill	113,134	113,134
Other intangible assets, net	147,382	152,791
Operating lease - right of use asset	19,759	21,441
Non-qualified benefit plan assets	9,937	9,041
Other long-term assets	1,298	1,288
Total assets	$568,923	$579,202
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,385	$16,284
Accrued expenses and other current liabilities	33,323	30,831
Floor plan obligations	7,049	7,885
Operating lease liability - current	4,588	4,326
Income taxes payable	-	5,214
Current portion of long-term debt	11,137	1,666
Total current liabilities	75,482	66,206
Retiree benefits and deferred compensation	17,256	15,804
Deferred income taxes	27,158	26,681
Long-term debt, less current portion	211,436	236,676
Operating lease liability - noncurrent	15,516	17,434
Other long-term liabilities	12,836	16,197
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,980,951 and 22,857,457 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	230	229
Additional paid-in capital	163,777	157,758
Retained earnings	49,303	47,712
Accumulated other comprehensive loss, net of tax	(4,071)	(5,495)
Total stockholders’ equity	209,239	200,204
Total liabilities and stockholders’ equity	$568,923	$579,202

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)

Net sales	$157,530	$120,043	$260,872	$188,233
Cost of sales	108,732	87,968	185,822	144,468
Gross profit	48,798	32,075	75,050	43,765
Selling, general, and administrative expense	21,982	13,858	41,881	31,007
Impairment charges	-	127,872	-	127,872
Intangibles amortization	2,705	2,739	5,410	5,477
Income (loss) from operations	24,111	(112,394)	27,759	(120,591)
Interest expense, net	(4,372)	(5,662)	(7,347)	(10,702)
Debt modification expense	-	(3,192)	-	(3,192)
Loss on extinguishment of debt	(4,936)	-	(4,936)	-
Other income (expense), net	116	(67)	108	(178)
Income (loss) before taxes	14,919	(121,315)	15,584	(134,663)
Income tax expense (benefit)	816	(17,456)	739	(20,718)
Net income (loss)	$14,103	$(103,859)	$14,845	$(113,945)
Weighted average number of common shares outstanding:
Basic	22,973,391	22,857,457	22,927,658	22,835,356
Diluted	22,985,233	22,857,457	22,943,836	22,835,356
Earnings (loss) per common share:
Basic	$0.60	$(4.55)	$0.64	$(5.00)
Diluted	$0.60	$(4.55)	$0.63	$(5.00)
Cash dividends declared and paid per share	$0.29	$0.28	$0.57	$0.56
Comprehensive income (loss)	$15,021	$(103,377)	$16,269	$(117,757)

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2021	2020

	(unaudited)

Operating activities
Net income (loss)	$14,845	$(113,945)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,213	9,797
Gain on sales of fixed asset	(57)	-
Amortization of deferred financing costs and debt discount	646	605
Debt modification expense	-	267
Loss on extinguishment of debt	4,936	-
Stock-based compensation	6,020	2,569
Adjustments on derivatives not classified as hedges	(849)	3,057
Provision for losses on accounts receivable	347	491
Deferred income taxes	477	(19,753)
Impairment charges	-	127,872
Non-cash lease expense	1,681	2,076
Earnout liability	-	(2,017)
Changes in operating assets and liabilities:
Accounts receivable	(9,279)	9,996
Inventories	(14,155)	(21,838)
Prepaid assets, refundable income taxes and other assets	(475)	(1,783)
Accounts payable	2,929	2,688
Accrued expenses and other current liabilities	(2,851)	(3,749)
Benefit obligations and other long-term liabilities	(1,287)	(2,357)
Net cash provided by (used in) operating activities	13,141	(6,024)
Investing activities
Capital expenditures	(4,586)	(5,048)
Net cash used in investing activities	(4,586)	(5,048)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	-	(72)
Payments of financing costs	(1,281)	(992)
Dividends paid	(13,254)	(12,926)
Borrowings on long-term debt	224,438	270,875
Repayment of long-term debt	(244,313)	(246,546)
Net cash provided by (used in) financing activities	(34,410)	10,339
Change in cash and cash equivalents	(25,855)	(733)
Cash and cash equivalents at beginning of period	41,030	35,665
Cash and cash equivalents at end of period	$15,175	$34,932

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$26,056	$8,510

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total
Three Months Ended June 30, 2021
Balance at March 31, 2021	22,955,472	$230	$159,722	$41,664	$(4,989)	$196,627
Net income	—	—	—	14,103	—	14,103
Dividends paid	—	—	—	(6,464)	—	(6,464)
Adjustment for postretirement benefit liability, net of tax of $20	—	—	—	—	(58)	(58)
Adjustment for interest rate swap, net of tax of ($340)	—	—	—	—	976	976
Stock based compensation	25,479	—	4,055	—	—	4,055
Balance at June 30, 2021	22,980,951	$230	$163,777	$49,303	$(4,071)	$209,239

Six Months Ended June 30, 2021
Balance at December 31, 2020	22,857,457	$229	$157,758	$47,712	$(5,495)	$200,204
Net income	—	—	—	14,845	—	14,845
Dividends paid	—	—	—	(13,254)	—	(13,254)
Adjustment for pension and postretirement benefit liability, net of tax of $40	—	—	—	—	(116)	(116)
Adjustment for interest rate swap, net of tax of ($534)	—	—	—	—	1,540	1,540
Stock based compensation	123,494	1	6,019	—	—	6,020
Balance at June 30, 2021	22,980,951	$230	$163,777	$49,303	$(4,071)	$209,239

Three Months Ended June 30, 2020
Balance at March 31, 2020	22,857,457	$229	$156,296	$143,618	$(7,108)	$293,035
Net income	—	—	—	(103,859)	—	(103,859)
Dividends paid	—	—	—	(6,439)	—	(6,439)
Adjustment for pension and postretirement benefit liability, net of tax of $20	—	—	—	—	(57)	(57)
Adjustment for interest rate swap, net of tax of ($194)	—	—	—	—	539	539
Shares withheld on restricted stock vesting	—	—	—	—	—	-
Stock based compensation	—	—	1,201	—	—	1,201
Balance at June 30, 2020	22,857,457	$229	$157,497	$33,320	$(6,626)	$184,420

Six Months Ended June 30, 2020
Balance at December 31, 2019	22,795,412	$228	$155,001	$160,748	$(2,814)	$313,163
Net loss	—	—	—	(113,945)	—	(113,945)
Dividends paid	—	—	—	(12,926)	—	(12,926)
Impact due to adoption of ASC 2016-13 (credit losses), net of tax of $193	—	—	—	(557)	—	(557)
Adjustment for pension and postretirement benefit liability, net of tax of $40	—	—	—	—	(114)	(114)
Adjustment for interest rate swap, net of tax of $1,295	—	—	—	—	(3,698)	(3,698)
Shares withheld on restricted stock vesting	—	—	(72)	—	—	(72)
Stock based compensation	62,045	1	2,568	—	—	2,569
Balance at June 30, 2020	22,857,457	$229	$157,497	$33,320	$(6,626)	$184,420

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020, and the Condensed Cash Flows for the six months ended June 30, 2021 and 2020 have been prepared by the Company and have not been audited.

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

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, the Company’s results of operations were significantly impacted in the six months ended June 30, 2020. The Company preventatively and voluntarily closed its facilities on March 18, 2020.  The Company returned to full production during the second quarter of 2020. The results of operations of the Company for any quarter during the pandemic may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. In addition, results in any given period in 2021 may be different than 2020 as a result of the depressed conditions in 2020 stemming from the pandemic.

During the six months ended June 30, 2020, the Company benefited from credits related to the passage of the CARES Act. Under the CARES Act, the Company qualified for an Employee Retention Credit for wages paid to employees who were not working due to the plant shutdown. The Company recorded a total CARES Act benefit of $1,152 for the six months ended June 30, 2020 to Cost of sales and Selling, general and administrative expense on the Consolidated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Goodwill

The Company performs an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  The Company has determined it has three reporting units, and all significant decisions are made on a company-wide basis by the chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with the aggregate carrying value. If the fair value is greater than the carrying amount, there is no impairment. If the carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. During the quarter ended June 30, 2020, the Company identified a triggering event as there had been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test as of June 30, 2020 for each of its reporting units. There were no triggering events identified during the quarter ended June 30, 2021.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which decreased revenue by $168 and decreased revenue by $84 for the three months ended June 30, 2021 and 2020, respectively. The adjustment increased revenue by $260 and decreased revenue by $190 for the six months ended June 30, 2021 and 2020, respectively.

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

Revenue by customer type was as follows:

Three Months Ended June 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 104,638	$ 32,384	$ 137,022
Government	-	9,466	9,466
Fleet	-	9,295	9,295
Other	-	1,747	1,747
Total revenue	$ 104,638	$ 52,892	$ 157,530

Three Months Ended June 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 73,830	$ 25,826	$ 99,656
Government	-	11,700	11,700
Fleet	-	7,133	7,133
Other	-	1,554	1,554
Total revenue	$ 73,830	$ 46,213	$ 120,043

Six Months Ended June 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 146,619	$ 66,032	$ 212,651
Government	-	21,916	21,916
Fleet	-	20,640	20,640
Other	-	5,665	5,665
Total revenue	$ 146,619	$ 114,253	$ 260,872

Six Months Ended June 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 92,950	$ 53,878	$ 146,828
Government	-	22,190	22,190
Fleet	-	16,362	16,362
Other	-	2,853	2,853
Total revenue	$ 92,950	$ 95,283	$ 188,233

Revenue by timing of revenue recognition was as follows:

Three Months Ended June 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 104,638	$ 32,690	$ 137,328
Over time	-	20,202	20,202
Total revenue	$ 104,638	$ 52,892	$ 157,530

Three Months Ended June 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 73,830	$ 30,381	$ 104,211
Over time	-	15,832	15,832
Total revenue	$ 73,830	$ 46,213	$ 120,043

Six Months Ended June 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 146,619	$ 73,400	$ 220,019
Over time	-	40,853	40,853
Total revenue	$ 146,619	$ 114,253	$ 260,872

Six Months Ended June 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 92,950	$ 60,095	$ 153,045
Over time	-	35,188	35,188
Total revenue	$ 92,950	$ 95,283	$ 188,233

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and six months ended June 30, 2021 and 2020, respectively:

Three Months Ended June 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$3,741	$7,564	$(4,702)	$6,603

Three Months Ended June 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,035	$6,869	$(2,588)	$6,316

Six Months Ended June 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,746	$10,729	$(6,872)	$6,603

Six Months Ended June 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,187	$8,506	$(4,377)	$6,316

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of June 30, 2021 or 2020. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $1,730 and $947 during the three months ended June 30, 2021 and 2020, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $2,145 and $1,414 during the six months ended June 30, 2021 and 2020, respectively, which was included in contract liabilities at the beginning of each period.

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

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of June 30, 2021, the Company had an allowance for credit losses on its trade accounts receivable of $1,682 and $1,549 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2020, the Company had an allowance for credit losses on its trade accounts receivable of $1,480 and $1,449 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the six months ended June 30, 2021 and 2020:

	Balance at	Additions		Changes to	Balance at
	December 31,	charged to	Writeoffs	reserve, net	June 30,
	2020	earnings			2021
Six Months Ended June 30,2021
Work Truck Attachments	$1,480	$200	$-	$2	$1,682
Work Truck Solutions	1,449	147	(47)	-	1,549
Total	$2,929	$347	$(47)	$2	$3,231

	Balance at	Adoption of	Additions		Changes to	Balance at
	December 31,	ASU 2016-13	charged to	Writeoffs	reserve, net	June 30,
	2019		earnings			2020
Six Months Ended June 30,2020
Work Truck Attachments	$600	$400	$200	$12	$43	$1,255
Work Truck Solutions	887	350	291	-	(57)	1,471
Total	$1,487	$750	$491	$12	$(14)	$2,726

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2021	2020
Assets:
Non-qualified benefit plan assets (a)	$9,937	$9,041

Total Assets	$9,937	$9,041

Liabilities:
Interest rate swaps (b)	$10,170	$13,073
Long-term debt (c)	224,444	241,278
Total Liabilities	$234,614	$254,351

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $4,110 and $6,060 at June 30, 2021 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $4,075 and $8,998 at December 31, 2020 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

(c)  The fair value of the Company’s long-term debt, including current maturities, is based on rates for instruments with comparable maturities and credit quality (Level 2 inputs), and approximates its carrying value. Prior to the Company’s most recent debt refinancing, the fair value of the Company’s long-term debt, including current maturities, was estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which was a Level 2 input. See Note 9 for additional information. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

5.Inventories

Inventories consist of the following:

	June 30,	December 31,
	2021	2020

Finished goods	$50,495	$39,496
Work-in-process	7,552	8,253
Raw material and supplies	35,900	31,733
	$93,947	$79,482

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At June 30, 2021 and December 31, 2020, the Company had $6,999 and $8,146,

respectively, of chassis inventory and $7,049 and $7,885 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2021	2020

Land	$3,969	$2,378
Land improvements	5,147	4,830
Leasehold improvements	4,087	4,087
Buildings	33,631	29,580
Machinery and equipment	66,937	61,154
Furniture and fixtures	20,441	19,782
Mobile equipment and other	5,231	5,200
Construction-in-process	3,447	11,751
Total property, plant and equipment	142,890	138,762
Less accumulated depreciation	(78,558)	(74,442)
Net property, plant and equipment	$64,332	$64,320

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020
Operating lease expense	$ 1,411	$ 2,782	$ 1,297	$ 2,608
Short term lease cost	$ 43	$ 158	$ 106	$ 145
Total lease cost	$ 1,454	$ 2,940	$ 1,403	$ 2,753

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020

Cash paid for amounts included in the measurement of operating lease liabilities	$ 2,747	$ 2,618
Non-cash lease expense - right-of-use assets	$ 1,681	$ 2,076
Right-of-use assets obtained in exchange for operating lease obligations	$ 360	$ 2,697

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	June 30, 2021		December 31, 2020
Operating Leases
Operating lease right-of-use assets	$ 19,759		$ 21,441

Other current liabilities	4,588		4,326
Operating lease liabilities	15,516		17,434
Total operating lease liabilities	$ 20,104		$ 21,760

Weighted Average Remaining Lease Term
Operating leases	61	months	67	months

Weighted Average Discount Rate
Operating leases	5.14%		5.16%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2021 (excluding the six months ended June 30, 2021)	$ 2,787
2022	5,165
2023	4,524
2024	3,771
2025	3,016
Thereafter	3,562
Total Lease Payments	22,825
Less: imputed interest	(2,721)
Total	$ 20,104

l

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2021
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	69,000	11,000
Customer relationships	80,920	29,767	51,153
Patents	21,136	15,112	6,024
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,854	1,605
Amortizable intangibles, net	196,155	126,373	69,782
Total	$273,755	$126,373	$147,382

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2020
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	67,000	13,000
Customer relationships	80,920	27,196	53,724
Patents	21,136	14,484	6,652
Noncompete agreements	8,640	8,477	163
Trademarks	5,459	3,807	1,652
Amortizable intangibles, net	196,155	120,964	75,191
Total	$273,755	$120,964	$152,791

Amortization expense for intangible assets was $2,705 and $2,739 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense for intangible assets was $5,410 and $5,477 for the six months ended June 30, 2021 and 2020, respectively. Estimated amortization expense for the remainder of 2021 and each of the succeeding five years is as follows:

2021	$5,335
2022	10,520
2023	10,520
2024	7,520
2025	6,075
2026	5,450

9.Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2021	2020

Term Loan, net of debt discount of $556 and $4,234 at June 30, 2021 and December 31, 2020, respectively	$224,444	$240,078
Less current maturities	11,137	1,666
Long-term debt before deferred financing costs	213,307	238,412
Deferred financing costs, net	1,871	1,736
Long-term debt, net	$211,436	$236,676

On June 9, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with a group of banks and financial institutions. The Credit Agreement provides for a senior secured term loan in the amount of $225,000 and a senior secured revolving credit facility in the amount of $100,000, of which $10,000 will be available in the form of letters of credit and $15,000 will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Company to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175,000, subject to specified terms and conditions. The final maturity date of the Credit Agreement is June 9, 2026. The Company applied the proceeds of the senior secured term loan facility under the Credit Agreement to refinance its existing senior secured term loan and revolving credit facilities and for the payment of transaction consideration and expenses in connection with the Credit Agreement.

The Company will be required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on the Company’s Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus (ii) a margin ranging from 1.375% to 2.00%, depending on the Company’s Leverage Ratio. The Credit Agreement provides that the Company has the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the London Interbank Offered Rate for the applicable interest period multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus (b) a margin ranging from 1.375% to 2.00%, depending on the Company’s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.00% per annum, depending on the Company’s Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the London Interbank Offered Rate for a one month interest period multiplied by the Statutory Reserve Rate plus 1%. If the London Interbank Offered Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement.

The Credit Agreement was issued at a $563 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $1,409 are being amortized over the term of the loan. The Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt under ASC 470-50, which resulted in the write off of unamortized capitalized deferred financing costs of $972 as well as the write off of unamortized debt discount of $3,964, resulting in a loss on extinguishment of debt of $4,936 in the Consolidated Statement Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021.

At June 30, 2021, the Company had outstanding borrowings under its term loan of $224,444 and no outstanding borrowings on its revolving credit facility.  At December 31, 2020, the Company had outstanding borrowings under its prior Term Loan Credit Agreement of $240,078, no outstanding borrowings on its prior Revolving Credit Agreement, and remaining borrowing availability of $99,050.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of June 30, 2021, the Company is in compliance with the respective covenants.

In accordance with the Company’s prior credit agreements, the Company was required to make additional principal prepayments over the above scheduled payments under certain conditions. This included, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow was defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment was defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt. The Company made a voluntary payment of $20,000 on its debt on January 31, 2020, a voluntary payment of $30,000 on its debt on December 31, 2020, and voluntary payment of $20,000 on its debt on March 31, 2021.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive loss into earnings during the three months ended June 30, 2021 and 2020 was $402 and $748, respectively. The amount amortized from Accumulated other comprehensive loss into earnings during the six months ended June 30, 2021 and 2020 was $1,150 and $748, respectively. A mark-to-market adjustment of $204 and $897 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2021 and 2020, respectively, related to the swap. A mark-to-market adjustment of ($1,998) and $2,310 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2021 and 2020, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive loss. The amortization from Accumulated other comprehensive income into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive loss into earnings in the next twelve months is $687.

The interest rate swap’s negative fair value at June 30, 2021 was $10,170, of which $4,110 and $6,060 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swap’s negative fair value at December 31, 2020 was $13,073, of which $4,075 and $8,998 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

10.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	June 30,	December 31,
	2021	2020

Payroll and related costs	$10,489	$10,240
Employee benefits	8,760	7,642
Accrued warranty	3,220	3,392
Interest rate swaps	4,110	4,075
Other	6,744	5,482
	$33,323	$30,831

11.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $5,423 at June 30, 2021, of which $2,203 is included in Other long-term liabilities and $3,220 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $5,812 at December 31, 2020, of which $2,420 is included in Other long-term liabilities and $3,392 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Balance at the beginning of the period	$4,677	$5,202	$5,812	$6,541
Warranty provision	1,735	712	2,705	1,261
Claims paid/settlements	(989)	(559)	(3,094)	(2,447)
Balance at the end of the period	$5,423	$5,355	$5,423	$5,355

12.Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares, using the two-class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings (loss) per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net income (loss) per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU’s were 21,910 and 26,823 in the three and six months ended June 30, 2020.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Basic earnings (loss) per common share
Net income (loss)	$14,103	$(103,859)	$14,845	$(113,945)
Less income allocated to participating securities	224	-	255	-
Net income (loss) allocated to common shareholders	$13,879	$(103,859)	$14,590	$(113,945)
Weighted average common shares outstanding	22,973,391	22,857,457	22,927,658	22,835,356
	$0.60	$(4.55)	$0.64	$(5.00)

Earnings (loss) per common share assuming dilution
Net income (loss)	$14,103	$(103,859)	$14,845	$(113,945)
Less income allocated to participating securities	224	-	255	-
Net income (loss) allocated to common shareholders	$13,879	$(103,859)	$14,590	$(113,945)
Weighted average common shares outstanding	22,973,391	22,857,457	22,927,658	22,835,356
Incremental shares applicable to non-participating RSUs	11,842	-	16,178	-
Weighted average common shares assuming dilution	22,985,233	22,857,457	22,943,836	22,835,356
	$0.60	$(4.55)	$0.63	$(5.00)

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $3,286 and $659 in the three months ended June 30, 2021 and 2020, respectively, and $4,145 and $962 in the six months ended June 30, 2021 and 2020, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company grants performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $49.96. The Company recognized $2,463 and $268 of compensation expense related to the awards in the three months ended June 30, 2021 and 2020, respectively. The Company recognized $3,274 and $752 of compensation expense related to the awards in the six months ended June 30, 2021 and 2020, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2021 expected to be earned through the requisite service period was approximately $2,603 and is expected to be recognized through 2024.

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

A summary of RSU activity for the six months ended June 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2020	36,022	$42.73	1.40	years
Granted	133,718	$44.49	1.42	years
Vested	(86,375)	$39.69
Cancelled and forfeited	(835)	$44.49

Unvested at June 30, 2021	82,530	$48.74	2.36	years

Expected to vest in the future at June 30, 2021	81,705	$48.74	2.36	years

The Company recognized $1,592 and $933 of compensation expense related to the RSU awards in the three months ended June 30, 2021 and 2020, respectively. The Company recognized $2,746 and $1,817 of compensation expense related to the RSU awards in the six months ended June 30, 2021 and 2020, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2021, expected to be earned through the requisite service period was approximately $2,046 and is expected to be recognized through 2024.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net sales
Work Truck Attachments	$104,638	$73,830	$146,619	$92,950
Work Truck Solutions	52,892	46,213	114,253	95,283
	$157,530	$120,043	$260,872	$188,233
Adjusted EBITDA
Work Truck Attachments	$32,177	$20,448	$40,416	$18,372
Work Truck Solutions	1,314	(116)	3,733	245
	$33,491	$20,332	$44,149	$18,617
Depreciation and amortization expense
Work Truck Attachments	$2,997	$2,652	$5,798	$5,311
Work Truck Solutions	2,203	2,251	4,415	4,486
	$5,200	$4,903	$10,213	$9,797
Assets
Work Truck Attachments	$379,541	$373,378
Work Truck Solutions	189,382	211,509
	$568,923	$584,887
Capital Expenditures
Work Truck Attachments	$1,884	$2,397	$3,981	$4,255
Work Truck Solutions	484	339	777	735
	$2,368	$2,736	$4,758	$4,990

Adjusted EBITDA
Work Truck Attachments	$32,177	$20,448	$40,416	$18,372
Work Truck Solutions	1,314	(116)	3,733	245
Total Adjusted EBITDA	$33,491	$20,332	$44,149	$18,617
Less items to reconcile Adjusted EBITDA to Income (Loss) before taxes:
Interest expense - net	4,372	5,662	7,347	10,702
Depreciation expense	2,495	2,164	4,803	4,320
Amortization	2,705	2,739	5,410	5,477
Purchase accounting (1)	-	(2,000)	-	(2,017)
Stock based compensation	4,055	1,201	6,020	2,569
Impairment charges	-	127,872	-	127,872
Debt modification expense	-	3,192	-	3,192
Loss on extinguishment of debt	4,936	-	4,936	-
COVID-19 (2)	15	848	55	1,165

Other charges (3)	(6)	(31)	(6)	-
Income (loss) before taxes	$14,919	$(121,315)	$15,584	$(134,663)

(1)	Reflects $2,000 reversal of earn-out compensation in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 reversal of earn-out compensation in conjunction with the acquisition of Henderson in the periods presented.
(2)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(3)	Reflects unrelated legal and consulting fees for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 5.5% and (14.4%) for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was 4.7% and (15.4%) for the six months ended June 30, 2021 and 2020, respectively.  The effective tax rate for the three and six months ended June 30, 2021 was lower than the Company’s historical annual effective tax rate due to a discrete tax benefit of $2,739 related to favorable income tax audit results in states in which the Company files. The following items caused the effective tax rate for the three and six months ended June 30, 2020 to be significantly different from the Company’s historical annual effective tax rate:

●	The Company recorded impairment of nondeductible goodwill related to the Municipal reporting unit. This decreased the rate by 8.4% and 7.5% for the three and six months ended June 30, 2020, respectively.
●	After an evaluation of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that an additional valuation allowance of approximately $1,477 was necessary for certain state deferred tax assets. This decreased the rate by 0.3% and 0.2% for the three and six months ended June 30, 2020, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2021 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2020	$(7,608)	$2,113	$(5,495)
Other comprehensive loss before reclassifications	(21)	—	(21)
Amounts reclassified from accumulated other comprehensive loss: (1)	1,560	(115)	1,445
Balance at June 30, 2021	$(6,069)	$1,998	$(4,071)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(156)
Tax expense	41
Reclassification net of tax	$(115)

Realized losses on interest rate swaps reclassified to interest expense	$2,108
Tax benefit	(548)
Reclassification net of tax	$1,560

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2020 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2019	$(5,023)	$2,209	$(2,814)
Other comprehensive gain before reclassifications	(4,612)	-	(4,612)
Amounts reclassified from accumulated other comprehensive loss: (1)	914	(114)	800
Balance at June 30, 2020	$(8,721)	$2,095	$(6,626)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(154)
Tax expense	40
Reclassification net of tax	$(114)

Realized losses on interest rate swaps reclassified to interest expense	$1,235
Tax benefit	(321)
Reclassification net of tax	$914

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

COVID-19

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations have been impacted in the three and six months ended June 30, 2021 and 2020, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic on our future financial results as the situation remains unpredictable, but the pandemic has had and is likely to continue to have a material impact on our results of operations for the year ended December 31, 2021. In addition, results may be impacted in future quarters due to supply chain constraints stemming from the pandemic, including constraints around chassis and other component parts.

 In consideration of the COVID-19 pandemic, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future. We are taking appropriate steps to mitigate the effects of the pandemic where possible. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period.  Throughout the second quarter of 2020, we slowly ramped up production at various facilities as appropriate and returned to full production levels by the end of the second quarter of 2020 and have remained near fully operational since. We believe that we have taken all of the necessary and appropriate safety steps and precautions for employees who have returned to work. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Goodwill

We assessed our reporting units for impairment as of June 30, 2020 as a result of the market volatility around the COVID-19 pandemic.  Based on facts and circumstances, including a reduction in future projections resulting from the economic slowdown and continued chassis availability challenges, we determined there to be a  triggering event for the quarter ended June 30, 2020.  As a result, we performed an impairment test as of June 30, 2020 for each of our reporting units. The Work Truck Attachments segment consists of one reporting unit: Commercial. The impairment test performed as of June 30, 2020 indicated no impairment for the Commercial reporting unit. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, $47.8 million of the Municipal goodwill balance was written off during the three and six months ended June 30, 2020 and is included in Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, $80.1 million of the Dejana goodwill balance was written off during the three and six months ended June 30, 2020 and is included in Impairment charges on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Overview

The following table sets forth, for the three and six months ended June 30, 2021 and 2020, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2021 and 2020 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$157,530	$120,043	$260,872	$188,233
Cost of sales	108,732	87,968	185,822	144,468
Gross profit	48,798	32,075	75,050	43,765
Selling, general, and administrative expense	21,982	13,858	41,881	31,007
Impairment charges	-	127,872	-	127,872
Intangibles amortization	2,705	2,739	5,410	5,477
Income (loss) from operations	24,111	(112,394)	27,759	(120,591)
Interest expense, net	(4,372)	(5,662)	(7,347)	(10,702)
Debt modification expense	-	(3,192)	-	(3,192)
Loss on extinguishment of debt	(4,936)	-	(4,936)	-
Other income (expense), net	116	(67)	108	(178)
Income (loss) before taxes	14,919	(121,315)	15,584	(134,663)
Income tax expense (benefit)	816	(17,456)	739	(20,718)
Net income (loss)	$14,103	$(103,859)	$14,845	$(113,945)

The following table sets forth for the three and six months ended June 30, 2021 and 2020, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0%	73.3%	71.2%	76.7%
Gross profit	31.0%	26.7%	28.8%	23.3%
Selling, general, and administrative expense	14.0%	11.5%	16.1%	16.5%
Impairment charges	-%	106.5%	-%	67.9%
Intangibles amortization	1.7%	2.3%	2.1%	2.9%
Income (loss) from operations	15.3%	(93.6)%	10.6%	(64.0)%
Interest expense, net	(2.8)%	(4.7)%	(2.8)%	(5.7)%
Debt modification expense	-%	(2.7)%	-%	(1.7)%
Loss on extinguishment of debt	(4.5)%	-%	(2.7)%	-%
Other income (expense), net	0.1%	-%	0.1%	-%
Income (loss) before taxes	8.1%	(101.0)%	5.2%	(71.4)%
Income tax expense (benefit)	0.5%	(14.5)%	0.3%	(11.0)%
Net income (loss)	7.6%	(86.5)%	4.9%	(60.4)%

Net Sales

Net sales were $157.5 million for the three months ended June 30, 2021 compared to $120.0 million in the three months ended June 30, 2020, an increase of $37.5 million, or 31.3%. Net sales were $260.9 million for the six months ended June 30, 2021 compared to $188.2 million in the three months ended June 30, 2020, an increase of $72.7 million, or 38.6%. Sales increased for the three and six months ended June 30, 2021 compared to the same periods in the prior year due to improved snowfall levels for the snow season ended March 31, 2021 when compared to the prior year, the release of pent-up demand after pandemic-related dealer conservatism in 2020, as well as the effect of reduced shipments in the prior year from our facilities being shut down as a result of the COVID-19 pandemic for several weeks throughout the first and second quarters of 2020. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net sales
Work Truck Attachments	$104,638	$73,830	$146,619	$92,950
Work Truck Solutions	52,892	46,213	114,253	95,283
	$157,530	$120,043	$260,872	$188,233

Net sales at our Work Truck Attachments segment were $104.6 million for the three months ended June 30, 2021 compared to $73.8 million in the three months ended June 30, 2020, an increase of $30.8 million. Net sales at our Work Truck Attachments segment were $146.6 million for the six months ended June 30, 2021 compared to $93.0 million in the six months ended June 30, 2020, an increase of $53.6 million The increases in the three and six months ended June 30, 2021 were primarily due to improved snowfall levels, as well as the deferral of sales from 2020 to 2021 due to pandemic-related dealer conservatism in the prior year. Snowfall in this most recent snow season ended March 2021 was approximately 7% below the ten-year average, compared to the prior snow season ended March 2020 which was approximately 25% below the ten-year average.

Net sales at our Work Truck Solutions segment were $52.9 million for the three months ended June 30, 2021 compared to $46.2 million in the three months ended June 30, 2020, an increase of $6.7 million. Net sales at our Work Truck Solutions segment were $114.3 million for the six months ended June 30, 2021 compared to $95.3 million in the six months ended June 30, 2020, an increase of $19.0 million. Sales were higher for the three and six months ended June 30, 2021 when compared to the same period in the prior year due to higher volumes and the effect of lower volumes in the prior year from the facilities shutdown associated with the COVID-19 pandemic leading to significantly reduced shipments in the first and second quarters of 2020.

Cost of Sales

Cost of sales was $108.7 million for the three months ended June 30, 2021 compared to $88.0 million for the three months ended June 30, 2020, an increase of $20.7 million, or 23.5%. Cost of sales was $185.8 million for the six months ended June 30, 2021 compared to $144.5 million for the six months ended June 30, 2020, an increase of $41.3 million, or 28.6%. The increase in Cost of sales was driven by increased sales as discussed above under “—Net Sales”. Cost of sales as a percentage of sales were 69.0% for the three month period ended June 30, 2021 compared to 73.3% for the three month period ended June 30, 2020. Cost of sales as a percentage of sales were 71.2% for the six month period ended June 30, 2021 compared to 76.7% for the six month period ended June 30, 2020. The decrease in cost of sales as a percentage of sales for the three and six month periods is due to the higher sales volumes in the current year, as well as facility shutdown expenses related to COVID-19 in the prior year. Such shutdown expenses include the continuation of wages for employees who were not working during the shutdown, as well as an increase in fixed expenses and overhead, as these costs were not capitalized into inventory for the shutdown period.

Gross Profit

Gross profit was $48.8 million for the three months ended June 30, 2021 compared to $32.1 million for the three months ended June 30, 2020, an increase of $16.7 million, or 52.0%. Gross profit was $75.1 million for the six months ended June 30, 2021 compared to $43.8 million for the six months ended June 30, 2020, an increase of $31.3 million, or 71.5%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 26.7% for the three months ended June 30, 2020 to 31.0% for the corresponding period in 2021. As a percentage of net sales, gross profit increased from 23.3% for the six months ended June 30, 2020 to 28.8% for the corresponding period in 2021. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $24.7 million for the three months ended June 30, 2021, compared to $16.6 million for the three months ended June 30, 2020, an increase of $8.1 million, or 48.8%. Selling, general and administrative expenses, including intangibles amortization, were $47.3 million for the six months ended June 30, 2021, compared to $36.5 million for the six months ended June 30, 2020, an increase of $10.8 million, or 29.6%. The increase in the three and six months ended June 30, 2021 is related to increased stock-based compensation of $2.9 million and $3.5 million, respectively. The increase was also in part due to $2.0 million of earnout valuation adjustments in the three and six months ended June 30, 2020. In addition, the increase in the three and six months ended June 30, 2021 is related to increased incentive-based compensation of $0.5 million and $2.2 million, respectively, on the improved operating results. The remaining increases relate to an increase in discretionary spending, as in 2020 spending was significantly reduced as a result of the COVID-19 pandemic.

Impairment Charges

Impairment charges were $127.9 million for the three and six months ended June 30, 2020. There were no impairment charges in the same periods in the current year. The impairment charges in 2020 relate to goodwill impairment taken on our Municipal and Dejana reporting units of $47.8 and $80.1 million, respectively. The impairment charges were the result of reduced 2020 performance and projected future performance stemming from the COVID-19 pandemic and chassis and other supply chain constraints. See Note 1 for additional information.

Interest Expense

Interest expense was $4.4 million for the three months ended June 30, 2021, which was lower than the $5.7 million incurred in the same period in the prior year. Interest expense was $7.3 million for the six months ended June 30, 2021, which was lower than the $10.7 million incurred in the same period in the prior year. The decrease in interest expense for the three and six months ended June 30, 2021 was due to a $0.6 million loss and a ($0.8) million gain in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge in the three and six months ended June 30, 2021, respectively, compared to a $1.6 million and $3.1 million loss in the three and six months ended June 30, 2020, respectively. The decrease in interest expense in the six months ended June 30, 2021 was somewhat offset by higher interest paid on our term loan of $0.8 million due to the increase in principal balance from the June 8, 2020 refinancing. See Note 9 for additional information.

Debt Modification Expense

Debt modification expense was $3.2 million in the three and six months ended June 30, 2020. The debt modification expense in 2020 related to fees incurred in conjunction with the Company’s June 8, 2020 refinancing of its Term Loan and Revolving Credit Agreement.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $4.9 million in the three and six months ended June 30, 2021. The loss on extinguishment of debt in 2021 related to fees incurred in conjunction with the Company’s June 9, 2021 refinancing of its Credit Agreement. The previous debt was considered extinguished, as all lenders on our previous term loan exited their positions in conjunction with changing from a Term Loan B to a Term Loan A arrangement.

Income Taxes

The Company’s effective tax rate was 5.5% and (14.4%) for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was 4.7% and (15.4%) for the six months ended June 30, 2021 and 2020, respectively.  The effective tax rate for the three and six months ended June 30, 2021 was lower than the Company’s historical annual effective tax rate due to a discrete tax benefit of $2.7 million related to favorable income tax audit results in states in which we file. The following items caused the effective tax rate for the three and six months ended June 30, 2020 to be significantly different from the Company’s historical annual effective tax rate:

●	The Company recorded impairment of nondeductible goodwill related to the Municipal reporting unit. This decreased the rate by 8.4% and 7.5% for the three and six months ended June 30, 2020, respectively.
●	After an evaluation of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that an additional valuation allowance of approximately $1.5 million was necessary for certain state deferred tax assets. This decreased the rate by 0.3% and 0.2% for the three and six months ended June 30, 2020, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income (Loss)

Net income for the three months ended June 30, 2021 was $14.1 million, compared to a net loss of ($103.9) million for the corresponding period in 2020, an increase of $118.0 million. Net income for the six months ended June 30, 2021 was $14.8 million, compared to a net loss of ($113.9) million for the corresponding period in 2020, an increase of $128.7 million. The increase in net income for the three and six months ended June 30, 2021 was driven by the factors described above under “— Net Sales,” “—Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net income (loss) was 7.6% for the three months ended June 30, 2021 compared to (86.5%) for the three months ended June 30, 2020. As a percentage of net sales, net income (loss) was 4.9% for the six months ended June 30, 2021 compared to (60.4%) for the six months ended June 30, 2020.

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

As of June 30, 2021, we had $114.3 million of total liquidity, comprised of $15.2 million in cash and cash equivalents and $99.1 million not borrowed under our revolving credit facility, compared with total liquidity as of December 31, 2020 of approximately $140.1 million, comprised of approximately $41.0 million in cash and cash equivalents and borrowing availability of approximately $99.1 million under our revolving credit facility. The decrease in our total liquidity from December 31, 2020 is primarily due to the seasonality of our business. Prior to the entry into our new Credit Agreement on June 9, 2021, borrowing availability under our revolving credit facility was governed by a borrowing base, the calculation of which included cash on hand. Accordingly, use of cash on hand may have also resulted in a reduction in the amount available for borrowing under our revolving credit facility. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. In consideration of the COVID-19 pandemic, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the purposes described above for the foreseeable future.

The following table shows our cash and cash equivalents and inventories in thousands at June 30, 2021, December 31, 2020 and June 30, 2020.

	As of
	June 30,	December 31,	June 30,
	2021	2020	2020
Cash and cash equivalents	$15,175	$41,030	$34,932
Inventories	93,947	79,482	99,780

We had cash and cash equivalents of $15.2 million at June 30, 2021 compared to cash and cash equivalents of $41.0 million and $34.9 million at December 31, 2020 and June 30, 2020, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows (in thousands)	2021	2020	Change	Change

Net cash provided by (used in) operating activities	$13,141	$(6,024)	$19,165	(318.1)%
Net cash used in investing activities	(4,586)	(5,048)	462	(9.2)%
Net cash provided by (used in) financing activities	(34,410)	10,339	(44,749)	(432.8)%
Change in cash	$(25,855)	$(733)	$(25,122)	(3,427.29)%

Net cash provided by operating activities increased $19.2 million from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase in cash provided by operating activities was due to a $27.2 million increase in net income (loss) adjusted for reconciling items as a result of the higher net income in the six months ended June 30, 2021 from more favorable operating results, slightly offset by unfavorable changes in working capital of $8.0 million. The largest unfavorable change in working capital was an increase in accounts receivable, which is attributable to the increase in sales when compared to the prior year.

Net cash used in investing activities decreased $0.5 million for the six months ended June 30, 2021 when compared to the corresponding period in 2020 due to a decrease in capital expenditures.

Net cash used in financing activities increased $44.7 million for the six months ended June 30, 2021 as compared to the corresponding period in 2020. The increase was primarily a result of our debt refinancing that occurred on June 9, 2021 where we borrowed $225.0 million, compared to our debt refinancing on June 8, 2020, where we borrowed $275.0 million. See Note 9 for additional information.

Free Cash Flow

Free cash flow for the three months ended June 30, 2021 was ($13.4) million compared to $0.3 million in the corresponding period in 2020, a decrease of $13.7 million. Free cash flow for the six months ended June 30, 2021 was $8.6 million compared to ($11.1) million in the corresponding period in 2020, an increase of $19.7 million. The increase in free cash flow for the six months ended June 30, 2021 is primarily a result of higher cash provided by operating activities of $19.2 million and lower cash used in investing activities of $0.5 million, as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Net cash provided by (used in) operations	$(11,008)	$3,056	$13,141	$(6,024)
Acquisition of property and equipment	(2,409)	(2,744)	(4,586)	(5,048)
Free cash flow	$(13,417)	$312	$8,555	$(11,072)

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock-based compensation, certain non-cash purchase accounting expenses, impairment charges, expenses related to debt modifications, loss on extinguishment of debt, and incremental costs incurred related to the COVID-19 pandemic. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income (loss)	$14,103	$(103,859)	$14,845	$(113,945)

Interest expense, net	4,372	5,662	7,347	10,702
Income tax expense (benefit)	816	(17,456)	739	(20,718)
Depreciation expense	2,495	2,164	4,803	4,320
Amortization	2,705	2,739	5,410	5,477
EBITDA	24,491	(110,750)	33,144	(114,164)

Stock-based compensation expense	4,055	1,201	6,020	2,569
Impairment charges	-	127,872	-	127,872
Debt modification expense	-	3,192	-	3,192
Loss on extinguishment of debt	4,936	-	4,936	-
COVID-19 (1)	15	848	55	1,165
Purchase accounting (2)	-	(2,000)	-	(2,017)
Other charges (3)	(6)	(31)	(6)	-
Adjusted EBITDA	$33,491	$20,332	$44,149	$18,617
(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(2)	Reflects $2,000 reversal of earn-out compensation acquired in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 reversal of earn-out compensation in conjunction with the acquisition of Henderson in the periods presented.
(3)	Reflects unrelated legal, severance and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and months ended June 30, 2021 and 2020.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Adjusted EBITDA
Work Truck Attachments	$32,177	$20,448	$40,416	$18,372
Work Truck Solutions	1,314	(116)	3,733	245
	$33,491	$20,332	$44,149	$18,617

Adjusted EBITDA at our Work Truck Attachments segment was $32.2 million for the three months ended June 30, 2021 compared to $20.4 million in the three months ended June 30, 2020, an increase of $11.8 million. Adjusted EBITDA at our Work Truck Attachments segment was $40.4 million for the six months ended June 30, 2021 compared to $18.4 million in the six months ended June 30, 2020, an increase of $22.0 million.  The change in the three and six months ended June 30, 2021 from the corresponding periods in 2020 is primarily due to higher volumes. In addition, Adjusted EBITDA was lower in the prior year due to additional costs and inefficiencies related to the COVID-19 pandemic.

Adjusted EBITDA at our Work Truck Solutions segment was $1.3 million for the three months ended June 30, 2021 compared to ($0.1) million in the three months ended June 30, 2020, an increase of $1.4 million. Adjusted EBITDA at our Work Truck Solutions segment was $3.7 million for the six months ended June 30, 2021 compared to $0.2 million in the six months ended June 30, 2020, an increase of $3.5 million. The change in the three and six months ended June 30, 2021 is primarily due to higher volumes. In addition, Adjusted EBITDA was lower in the prior year due to additional costs and inefficiencies related to the COVID-19 pandemic.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, certain non-cash purchase accounting adjustments, impairment charges, expenses related to debt modifications, loss on extinguishment of debt, certain charges related to unrelated legal fees and consulting fees, incremental costs incurred related to the COVID-19 pandemic, and adjustments on derivatives not classified as hedges, net of their income tax impact.  Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income (loss) for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted net income (loss) as well as a reconciliation of diluted earnings (loss) per share, the most comparable GAAP financial measure, to Adjusted diluted earnings (loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income (loss) (GAAP)	$14,103	$(103,859)	$14,845	$(113,945)
Adjustments:
- Stock-based compensation	4,055	1,201	6,020	2,569
- Impairment charges	-	127,872	-	127,872
- Debt modification expense	-	3,192	-	3,192
- Loss on extinguishment of debt	4,936	-	4,936	-
- COVID-19 (1)	15	848	55	1,165
- Purchase accounting (2)	-	(2,000)	-	(2,017)
- Adjustments on derivative not classified as hedge (3)	605	1,644	(849)	3,057
- Other charges (4)	(6)	(31)	(6)	-
Tax effect on adjustments	(2,401)	(21,232)	(2,539)	(22,010)

Adjusted net income (loss) (non-GAAP)	$21,307	$7,635	$22,462	$(117)

Weighted average common shares outstanding assuming dilution	22,985,233	22,857,457	22,943,836	22,835,356

Adjusted earnings (loss) per common share - dilutive	$0.91	$0.33	$0.95	$(0.02)

GAAP diluted earnings (loss) per share	$0.60	$(4.55)	$0.63	$(5.00)
Adjustments net of income taxes:
- Stock-based compensation	0.14	0.04	0.19	0.07
- Impairment charges	-	4.72	-	4.72
- Debt modification expense	-	0.11	-	0.11
- Loss on extinguishment of debt	0.16	-	0.16	-
- COVID-19 (1)	-	0.03	-	0.05
- Purchase accounting (2)	-	(0.07)	-	(0.07)
- Adjustments on derivative not classified as hedge (3)	0.01	0.05	(0.03)	0.10
- Other charges (4)	-	-	-	-

Adjusted diluted earnings (loss) per share (non-GAAP)	$0.91	$0.33	$0.95	$(0.02)

(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(2)	Reflects $2,000 reversal of earn-out compensation acquired in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 reversal of earn-out compensation in conjunction with the acquisition of Henderson in the periods presented.
(3)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(4)	Reflects unrelated legal, severance and consulting fees for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended June 30, 2021.

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

As of June 30, 2021, we had outstanding borrowings under our term loan of $224.4 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2021 by $0.0 million, $0.0 million, and $0.0 million, respectively.

The Company is party to an interest rate swap agreement to reduce its exposure to interest rate volatility. On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive loss. The amortization from Accumulated other comprehensive income into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional details on our interest rate swap agreement.

As of June 30, 2021, we did not have any outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would not have changed interest incurred for the three months ended June 30, 2021.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 10.0% and 11.1% for the three and six months ended June 30, 2021 compared to 7.0% and 10.6% for the three and six months ended June 30, 2020.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Unregistered Sales of Equity Securities

During the three months ended June 30, 2021, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

During the three months ended June 30, 2021, the Company did not purchase any of its equity securities.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description
10.1#*	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective in 2021.

10.2

Credit Agreement, dated as of June 9, 2021, among Douglas Dynamics, L.L.C., Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC, Douglas Dynamics, Inc., the banks and financial institutions listed therein, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A. and CIBC Bank USA, as joint lead arrangers and joint bookrunners, CIBC Bank USA, as syndication agent, and Bank of America, N.A. and Citizens Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 9, 2021).

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2021, filed on August 3, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

#A management contract or compensatory plan or arrangement

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ SARAH LAUBER
Sarah Lauber
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: August 3, 2021