Form 10-Q
period 2021-09-30
DOUGLAS DYNAMICS, INC
filed 2021-11-02
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Number of shares of registrant’s common shares outstanding as of November 2, 2021 was 22,980,951.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020	4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	5
Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	44
PART II. OTHER INFORMATION	44
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Mine Safety Disclosures	45
Item 5. Other Information	45
Item 6. Exhibits	46
Signatures	47

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,340	$41,030
Accounts receivable, net	124,135	83,195
Inventories	100,134	79,482
Inventories - truck chassis floor plan	7,916	8,146
Refundable income taxes paid	2,552	-
Prepaid and other current assets	5,552	5,334
Total current assets	247,629	217,187
Property, plant, and equipment, net	64,612	64,320
Goodwill	113,134	113,134
Other intangible assets, net	144,739	152,791
Operating lease - right of use asset	19,080	21,441
Non-qualified benefit plan assets	9,837	9,041
Other long-term assets	1,203	1,288
Total assets	$600,234	$579,202
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,861	$16,284
Accrued expenses and other current liabilities	32,652	30,831
Floor plan obligations	7,916	7,885
Operating lease liability - current	4,623	4,326
Income taxes payable	-	5,214
Short term borrowings	37,000	-
Current portion of long-term debt	11,137	1,666
Total current liabilities	110,189	66,206
Retiree benefits and deferred compensation	17,245	15,804
Deferred income taxes	27,553	26,681
Long-term debt, less current portion	208,747	236,676
Operating lease liability - noncurrent	14,840	17,434
Other long-term liabilities	11,431	16,197
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,980,951 and 22,857,457 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	230	229
Additional paid-in capital	163,782	157,758
Retained earnings	49,707	47,712
Accumulated other comprehensive loss, net of tax	(3,490)	(5,495)
Total stockholders’ equity	210,229	200,204
Total liabilities and stockholders’ equity	$600,234	$579,202

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)

Net sales	$127,636	$133,761	$388,508	$321,994
Cost of sales	97,001	97,033	282,823	241,501
Gross profit	30,635	36,728	105,685	80,493
Selling, general, and administrative expense	17,607	16,428	59,488	47,435
Impairment charges	-	-	-	127,872
Intangibles amortization	2,642	2,737	8,052	8,214
Income (loss) from operations	10,386	17,563	38,145	(103,028)
Interest expense, net	(2,167)	(5,007)	(9,514)	(15,709)
Debt modification expense	-	(237)	-	(3,429)
Loss on extinguishment of debt	-	-	(4,936)	-
Other income (expense), net	15	145	123	(33)
Income (loss) before taxes	8,234	12,464	23,818	(122,199)
Income tax expense (benefit)	1,204	3,234	1,943	(17,484)
Net income (loss)	$7,030	$9,230	$21,875	$(104,715)
Weighted average number of common shares outstanding:
Basic	22,980,951	22,857,457	22,945,617	22,842,777
Diluted	22,992,793	22,878,002	22,960,334	22,842,777
Earnings (loss) per common share:
Basic	$0.30	$0.40	$0.94	$(4.60)
Diluted	$0.30	$0.39	$0.92	$(4.60)
Cash dividends declared and paid per share	$0.29	$0.28	$0.86	$0.84
Comprehensive income (loss)	$7,611	$9,719	$23,880	$(108,038)

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2021	2020

	(unaudited)

Operating activities
Net income (loss)	$21,875	$(104,715)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,235	14,704
Gain on sales of fixed asset	(165)	-
Amortization of deferred financing costs and debt discount	770	914
Debt modification expense	-	267
Loss on extinguishment of debt	4,936	-
Stock-based compensation	6,025	2,768
Adjustments on derivatives not classified as hedges	(1,020)	3,133
Provision for losses on accounts receivable	519	778
Deferred income taxes	872	(18,556)
Impairment charges	-	127,872
Non-cash lease expense	2,360	3,095
Earnout liability	-	(2,017)
Changes in operating assets and liabilities:
Accounts receivable	(41,459)	(36,656)
Inventories	(20,391)	(16,057)
Prepaid assets, refundable income taxes and other assets	(3,545)	(3,542)
Accounts payable	538	3,205
Accrued expenses and other current liabilities	(3,433)	(962)
Benefit obligations and other long-term liabilities	(2,598)	(1,313)
Net cash used in operating activities	(19,481)	(27,082)
Investing activities
Capital expenditures	(7,271)	(9,465)
Net cash used in investing activities	(7,271)	(9,465)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	-	(72)
Payments of financing costs	(1,371)	(992)
Dividends paid	(19,880)	(19,411)
Net revolver borrowings	37,000	12,000
Borrowings on long-term debt	224,438	270,875
Repayment of long-term debt	(247,125)	(247,233)
Net cash provided by (used in) financing activities	(6,938)	15,167
Change in cash and cash equivalents	(33,690)	(21,380)
Cash and cash equivalents at beginning of period	41,030	35,665
Cash and cash equivalents at end of period	$7,340	$14,285

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$28,012	$27,691

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total
Three Months Ended September 30, 2021
Balance at June 30, 2021	22,980,951	$230	$163,777	$49,303	$(4,071)	$209,239
Net income	—	—	—	7,030	—	7,030
Dividends paid	—	—	—	(6,626)	—	(6,626)
Adjustment for postretirement benefit liability, net of tax of $20	—	—	—	—	(58)	(58)
Adjustment for interest rate swap, net of tax of ($221)	—	—	—	—	639	639
Stock based compensation	—	—	5	—	—	5
Balance at September 30, 2021	22,980,951	$230	$163,782	$49,707	$(3,490)	$210,229

Nine Months Ended September 30, 2021
Balance at December 31, 2020	22,857,457	$229	$157,758	$47,712	$(5,495)	$200,204
Net income	—	—	—	21,875	—	21,875
Dividends paid	—	—	—	(19,880)	—	(19,880)
Adjustment for pension and postretirement benefit liability, net of tax of $60	—	—	—	—	(174)	(174)
Adjustment for interest rate swap, net of tax of ($755)	—	—	—	—	2,179	2,179
Stock based compensation	123,494	1	6,024	—	—	6,025
Balance at September 30, 2021	22,980,951	$230	$163,782	$49,707	$(3,490)	$210,229

Three Months Ended September 30, 2020
Balance at June 30, 2020	22,857,457	$229	$157,497	$33,320	$(6,626)	$184,420
Net income	—	—	—	9,230	—	9,230
Dividends paid	—	—	—	(6,485)	—	(6,485)
Adjustment for pension and postretirement benefit liability, net of tax of $20	—	—	—	—	(57)	(57)
Adjustment for interest rate swap, net of tax of ($194)	—	—	—	—	546	546
Stock based compensation	—	—	199	—	—	199
Balance at September 30, 2020	22,857,457	$229	$157,696	$36,065	$(6,137)	$187,853

Nine Months Ended September 30, 2020
Balance at December 31, 2019	22,795,412	$228	$155,001	$160,748	$(2,814)	$313,163
Net loss	—	—	—	(104,715)	—	(104,715)
Dividends paid	—	—	—	(19,411)	—	(19,411)
Impact due to adoption of ASC 2016-13 (credit losses), net of tax of $193	—	—	—	(557)	—	(557)
Adjustment for pension and postretirement benefit liability, net of tax of $60	—	—	—	—	(171)	(171)
Adjustment for interest rate swap, net of tax of $1,101	—	—	—	—	(3,152)	(3,152)
Shares withheld on restricted stock vesting	—	—	(72)	—	—	(72)
Stock based compensation	62,045	1	2,767	—	—	2,768
Balance at September 30, 2020	22,857,457	$229	$157,696	$36,065	$(6,137)	$187,853

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and the Condensed Cash Flows for the nine months ended September 30, 2021 and 2020 have been prepared by the Company and have not been audited.

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

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, the Company’s results of operations were significantly impacted in the nine months ended September 30, 2020. The Company preventatively and voluntarily closed its facilities on March 18, 2020.  The Company returned to full production during the second quarter of 2020. The results of operations of the Company for any quarter during the pandemic may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. In addition, results in any given period in 2021 may be different than 2020 as a result of the depressed conditions in 2020 stemming from the pandemic.

During the nine months ended September 30, 2020, the Company benefited from credits related to the passage of the CARES Act. Under the CARES Act, the Company qualified for an Employee Retention Credit for wages paid to employees who were not working due to the plant shutdown. The Company recorded a total CARES Act benefit of $1,152 for the nine months ended September 30, 2020 to Cost of sales and Selling, general and administrative expense on the Consolidated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Goodwill

The Company performs an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  The Company has determined it has three reporting units, and all significant decisions are made on a company-wide basis by the chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with the aggregate carrying value. If the fair value is greater than the carrying amount, there is no impairment. If the carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. During the quarter ended June 30, 2020, the Company identified a triggering event as there had been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test as of June 30, 2020 for each of its reporting units. There were no triggering events identified during the quarter ended September 30, 2021.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which decreased revenue by $92 and decreased revenue by $216 for the three months ended September 30, 2021 and 2020, respectively. The adjustment increased revenue by $168 and decreased revenue by $406 for the nine months ended September 30, 2021 and 2020, respectively.

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

Revenue by customer type was as follows:

Three Months Ended September 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 81,373	$ 25,425	$ 106,798
Government	-	10,942	10,942
Fleet	-	8,539	8,539
Other	-	1,357	1,357
Total revenue	$ 81,373	$ 46,263	$ 127,636

Three Months Ended September 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 76,903	$ 24,768	$ 101,671
Government	-	19,058	19,058
Fleet	-	11,277	11,277
Other	-	1,755	1,755
Total revenue	$ 76,903	$ 56,858	$ 133,761

Nine Months Ended September 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 227,992	$ 91,457	$ 319,449
Government	-	32,858	32,858
Fleet	-	29,179	29,179
Other	-	7,022	7,022
Total revenue	$ 227,992	$ 160,516	$ 388,508

Nine Months Ended September 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 169,853	$ 78,646	$ 248,499
Government	-	41,248	41,248
Fleet	-	27,639	27,639
Other	-	4,608	4,608
Total revenue	$ 169,853	$ 152,141	$ 321,994

Revenue by timing of revenue recognition was as follows:

Three Months Ended September 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 81,373	$ 29,201	$ 110,574
Over time	-	17,062	17,062
Total revenue	$ 81,373	$ 46,263	$ 127,636

Three Months Ended September 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 76,903	$ 38,564	$ 115,467
Over time	-	18,294	18,294
Total revenue	$ 76,903	$ 56,858	$ 133,761

Nine Months Ended September 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 227,992	$ 102,601	$ 330,593
Over time	-	57,915	57,915
Total revenue	$ 227,992	$ 160,516	$ 388,508

Nine Months Ended September 30, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 169,853	$ 98,659	$ 268,512
Over time	-	53,482	53,482
Total revenue	$ 169,853	$ 152,141	$ 321,994

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and nine months ended September 30, 2021 and 2020, respectively:

Three Months Ended September 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$6,603	$4,660	$(7,767)	$3,496

Three Months Ended September 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$6,316	$3,500	$(5,620)	$4,196

Nine Months Ended September 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,746	$15,389	$(14,639)	$3,496

Nine Months Ended September 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,187	$12,006	$(9,997)	$4,196

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of September 30, 2021 or 2020. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $601 and $773 during the three months ended September 30, 2021 and 2020, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $2,746 and $2,187 during the nine months ended September 30, 2021 and 2020, respectively, which was included in contract liabilities at the beginning of each period.

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

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of September 30, 2021, the Company had an allowance for credit losses on its trade accounts receivable of $1,783 and $1,674 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2020, the Company had an allowance for credit losses on its trade accounts receivable of $1,480 and $1,449 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the nine months ended September 30, 2021 and 2020:

	Balance at	Additions		Changes to	Balance at
	December 31,	charged to	Writeoffs	reserve, net	September 30,
	2020	earnings			2021
Nine Months Ended September 30, 2021
Work Truck Attachments	$1,480	$300	$-	$3	$1,783
Work Truck Solutions	1,449	219	(10)	16	1,674
Total	$2,929	$519	$(10)	$19	$3,457

	Balance at	Adoption of	Additions		Changes to	Balance at
	December 31,	ASU 2016-13	charged to	Writeoffs	reserve, net	September 30,
	2019		earnings			2020
Nine Months Ended September 30, 2020
Work Truck Attachments	$600	$400	$300	$(12)	$67	$1,355
Work Truck Solutions	887	350	478	(55)	(60)	1,600
Total	$1,487	$750	$778	$(67)	$7	$2,955

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2021	2020
Assets:
Non-qualified benefit plan assets (a)	$9,837	$9,041

Total Assets	$9,837	$9,041

Liabilities:
Interest rate swaps (b)	$9,149	$13,073
Long-term debt (c)	221,659	241,278
Total Liabilities	$230,808	$254,351

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $4,106 and $5,043 at September 30, 2021 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.  Interest rate swaps of $4,075 and $8,998 at December 31, 2020 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

5.Inventories

Inventories consist of the following:

	September 30,	December 31,
	2021	2020

Finished goods	$49,354	$39,496
Work-in-process	8,653	8,253
Raw material and supplies	42,127	31,733
	$100,134	$79,482

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At September 30, 2021 and December 31, 2020, the Company had $7,916 and $8,146,

respectively, of chassis inventory and $7,916 and $7,885 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2021	2020

Land	$3,969	$2,378
Land improvements	5,278	4,830
Leasehold improvements	4,087	4,087
Buildings	33,732	29,580
Machinery and equipment	67,676	61,154
Furniture and fixtures	20,773	19,782
Mobile equipment and other	4,775	5,200
Construction-in-process	4,738	11,751
Total property, plant and equipment	145,028	138,762
Less accumulated depreciation	(80,416)	(74,442)
Net property, plant and equipment	$64,612	$64,320

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021	September 30, 2020	September 30, 2020
Operating lease expense	$ 1,433	$ 4,215	$ 1,364	$ 3,972
Short term lease cost	$ 34	$ 192	$ 141	$ 286
Total lease cost	$ 1,467	$ 4,407	$ 1,505	$ 4,258

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020

Cash paid for amounts included in the measurement of operating lease liabilities	$ 4,142	$ 3,911
Non-cash lease expense - right-of-use assets	$ 2,360	$ 3,095
Right-of-use assets obtained in exchange for operating lease obligations	$ 865	$ 3,796

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	September 30, 2021		December 31, 2020
Operating Leases
Operating lease right-of-use assets	$ 19,080		$ 21,441

Other current liabilities	4,623		4,326
Operating lease liabilities	14,840		17,434
Total operating lease liabilities	$ 19,463		$ 21,760

Weighted Average Remaining Lease Term
Operating leases	59	months	67	months

Weighted Average Discount Rate
Operating leases	5.06%		5.16%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$ 1,405
2022	5,266
2023	4,634
2024	3,875
2025	3,113
Thereafter	3,619
Total Lease Payments	21,912
Less: imputed interest	(2,449)
Total	$ 19,463

l

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2021
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	70,000	10,000
Customer relationships	80,920	31,073	49,847
Patents	21,136	15,425	5,711
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,878	1,581
Amortizable intangibles, net	196,155	129,016	67,139
Total	$273,755	$129,016	$144,739

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2020
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	67,000	13,000
Customer relationships	80,920	27,196	53,724
Patents	21,136	14,484	6,652
Noncompete agreements	8,640	8,477	163
Trademarks	5,459	3,807	1,652
Amortizable intangibles, net	196,155	120,964	75,191
Total	$273,755	$120,964	$152,791

Amortization expense for intangible assets was $2,642 and $2,737 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for intangible assets was $8,052 and $8,214 for the nine months ended September 30, 2021 and 2020, respectively. Estimated amortization expense for the remainder of 2021 and each of the succeeding five years is as follows:

2021	$2,668
2022	10,520
2023	10,520
2024	7,520
2025	6,075
2026	5,450

9.Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2021	2020

Term Loan, net of debt discount of $527 and $4,234 at September 30, 2021 and December 31, 2020, respectively	$221,659	$240,078
Less current maturities	11,137	1,666
Long-term debt before deferred financing costs	210,522	238,412
Deferred financing costs, net	1,775	1,736
Long-term debt, net	$208,747	$236,676

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

The Credit Agreement was issued at a $563 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $1,409 are being amortized over the term of the loan. The Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt under ASC 470-50, which resulted in the write off of unamortized capitalized deferred financing costs of $972 as well as the write off of unamortized debt discount of $3,964, resulting in a loss on extinguishment of debt of $4,936 in the Consolidated Statement Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2021.

At September 30, 2021, the Company had outstanding borrowings under its term loan of $221,659, $37,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $62,050.  At December 31, 2020, the Company had outstanding borrowings under its prior Term Loan Credit Agreement of

$240,078, no outstanding borrowings on its prior Revolving Credit Agreement, and remaining borrowing availability of $99,050.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of September 30, 2021, the Company was in compliance with the respective covenants.

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

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive loss into earnings during the three months ended September 30, 2021 and 2020 was ($291) and $748, respectively. The amount amortized from Accumulated other comprehensive loss into earnings during the nine months ended September 30, 2021 and 2020 was $859 and $1,496, respectively. A mark-to-market adjustment of $119 and ($673) was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2021 and 2020, respectively, related to the swap. A mark-to-market adjustment of ($1,879) and $1,637 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2021 and 2020, respectively, related to the swap.

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

The interest rate swap’s negative fair value at September 30, 2021 was $9,149, of which $4,106 and $5,043 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swap’s negative fair value at December 31, 2020 was

$13,073, of which $4,075 and $8,998 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

10.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	September 30,	December 31,
	2021	2020

Payroll and related costs	$10,311	$10,240
Employee benefits	7,977	7,642
Accrued warranty	3,499	3,392
Interest rate swaps	4,106	4,075
Other	6,759	5,482
	$32,652	$30,831

11.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $6,065 at September 30, 2021, of which $2,566 is included in Other long-term liabilities and $3,499 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $5,812 at December 31, 2020, of which $2,420 is included in Other long-term liabilities and $3,392 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Balance at the beginning of the period	$5,423	$5,355	$5,812	$6,541
Warranty provision	1,315	864	4,020	2,125
Claims paid/settlements	(673)	(469)	(3,767)	(2,916)
Balance at the end of the period	$6,065	$5,750	$6,065	$5,750

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Basic earnings (loss) per common share
Net income (loss)	$7,030	$9,230	$21,875	$(104,715)
Less income allocated to participating securities	117	121	357	-
Net income (loss) allocated to common shareholders	$6,913	$9,109	$21,518	$(104,715)
Weighted average common shares outstanding	22,980,951	22,857,457	22,945,617	22,842,777
	$0.30	$0.40	$0.94	$(4.60)

Earnings (loss) per common share assuming dilution
Net income (loss)	$7,030	$9,230	$21,875	$(104,715)
Less income allocated to participating securities	117	121	357	-
Net income (loss) allocated to common shareholders	$6,913	$9,109	$21,518	$(104,715)
Weighted average common shares outstanding	22,980,951	22,857,457	22,945,617	22,842,777
Incremental shares applicable to non-participating RSUs	11,842	20,545	14,717	-
Weighted average common shares assuming dilution	22,992,793	22,878,002	22,960,334	22,842,777
	$0.30	$0.39	$0.92	$(4.60)

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $0 and $21 in the three months ended September 30, 2021 and 2020, respectively, and $618 and $983 in the nine months ended September 30, 2021 and 2020, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company grants performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $49.96. The Company recognized ($290) and ($15) of compensation expense related to the awards in the three months ended September 30, 2021 and 2020, respectively. The Company recognized $2,984 and $737 of compensation expense related to the awards in the nine months ended September 30, 2021 and 2020, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2021 expected to be earned through the requisite service period was approximately $1,963 and is expected to be recognized through 2024.

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

A summary of RSU activity for the nine months ended September 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2020	36,022	$42.73	1.40	years
Granted	133,718	$44.49	1.19	years
Vested	(88,225)	$39.73
Cancelled and forfeited	(835)	$44.49

Unvested at September 30, 2021	80,680	$48.90	2.16	years

Expected to vest in the future at September 30, 2021	79,873	$48.90	2.16	years

The Company recognized $295 and $214 of compensation expense related to the RSU awards in the three months ended September 30, 2021 and 2020, respectively. The Company recognized $3,041 and $2,031 of compensation expense related to the RSU awards in the nine months ended September 30, 2021 and 2020, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2021, expected to be earned through the requisite service period was approximately $1,751 and is expected to be recognized through 2024.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net sales
Work Truck Attachments	$81,373	$76,903	$227,992	$169,853
Work Truck Solutions	46,263	56,858	160,516	152,141
	$127,636	$133,761	$388,508	$321,994
Adjusted EBITDA
Work Truck Attachments	$14,790	$20,155	$55,206	$38,527
Work Truck Solutions	700	2,917	4,433	3,162
	$15,490	$23,072	$59,639	$41,689
Depreciation and amortization expense
Work Truck Attachments	$3,038	$2,683	$8,836	$7,994
Work Truck Solutions	1,984	2,224	6,399	6,710
	$5,022	$4,907	$15,235	$14,704
Assets
Work Truck Attachments	$405,401	$396,793
Work Truck Solutions	194,833	214,471
	$600,234	$611,264
Capital Expenditures
Work Truck Attachments	$2,221	$4,850	$6,202	$9,105
Work Truck Solutions	331	375	1,108	1,110
	$2,552	$5,225	$7,310	$10,215

Adjusted EBITDA
Work Truck Attachments	$14,790	$20,155	$55,206	$38,527
Work Truck Solutions	700	2,917	4,433	3,162
Total Adjusted EBITDA	$15,490	$23,072	$59,639	$41,689
Less items to reconcile Adjusted EBITDA to Income (Loss) before taxes:
Interest expense - net	2,167	5,007	9,514	15,709
Depreciation expense	2,380	2,170	7,183	6,490
Amortization	2,642	2,737	8,052	8,214
Purchase accounting (1)	-	-	-	(2,017)
Stock based compensation	5	199	6,025	2,768
Impairment charges	-	-	-	127,872
Debt modification expense	-	237	-	3,429
Loss on extinguishment of debt	-	-	4,936	-
COVID-19 (2)	12	157	67	1,322
Other charges (3)	50	101	44	101
Income (loss) before taxes	$8,234	$12,464	$23,818	$(122,199)

(1)	Reflects $2,000 reversal of earn-out compensation in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 reversal of earn-out compensation in conjunction with the acquisition of Henderson in the periods presented.
(2)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(3)	Reflects unrelated legal and consulting fees for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 14.6% and 26.0% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 8.2% and 14.3% for the nine months ended September 30, 2021 and 2020, respectively.  The effective tax rate for the three and nine months ended September 30, 2021 was lower than the Company’s historical annual effective tax rate due to a discrete tax benefit of $774 and $3,513 related to favorable income tax audit results in states in which the Company files, respectively. The following items caused the effective tax rate for the nine months ended September 30, 2020 to be significantly different from the Company’s historical annual effective tax rate:

●	The Company recorded impairment of nondeductible goodwill related to the Municipal reporting unit. This decreased the rate by 8.2% for the nine months ended September 30, 2020.
●	After an evaluation of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that an additional valuation allowance of approximately $1,652 was necessary for certain state deferred tax assets. This decreased the rate by 0.3% for the nine months ended September 30, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2021 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2020	$(7,608)	$2,113	$(5,495)
Other comprehensive loss before reclassifications	(177)	—	(177)
Amounts reclassified from accumulated other comprehensive loss: (1)	2,355	(173)	2,182
Balance at September 30, 2021	$(5,430)	$1,940	$(3,490)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(234)
Tax expense	61
Reclassification net of tax	$(173)

Realized losses on interest rate swaps reclassified to interest expense	$3,182
Tax benefit	(827)
Reclassification net of tax	$2,355

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2020 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2019	$(5,023)	$2,209	$(2,814)
Other comprehensive gain before reclassifications	(4,837)	-	(4,837)
Amounts reclassified from accumulated other comprehensive loss: (1)	1,685	(171)	1,514
Balance at September 30, 2020	$(8,175)	$2,038	$(6,137)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(231)
Tax expense	60
Reclassification net of tax	$(171)

Realized losses on interest rate swaps reclassified to interest expense	$2,277
Tax benefit	(592)
Reclassification net of tax	$1,685

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic (iii) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (iv) the inability of our suppliers and OEM partners to meet our volume or quality requirements; (v) increases in the price of steel or other materials, including as a result of tariffs, necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel or freight,  (vii) the effects of laws and regulations (including those enacted in response to the COVID-19 pandemic) and their interpretations on our business and financial condition; (viii) a significant decline in economic conditions, including as a result of global health epidemics such as COVID-19; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) the effects of laws and regulations and their interpretations on our business and financial condition; (xiv) our inability to develop new products or improve upon existing products in response to end-user needs; (xv) losses due to lawsuits arising out of personal injuries associated with our products; (xvi) factors that could impact the future declaration and payment of dividends; (xvii) our inability to compete effectively against competition; (xviii) our inability to successfully execute our acquisition strategy; and (xix) our inability to achieve the projected financial performance with the business of Henderson Enterprises Group, Inc. (“Henderson”) which we acquired in 2014 or the assets of Dejana, which we acquired in 2016 and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

COVID-19

As a result of the COVID-19 pandemic, including the market volatility and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations have been impacted in the three and nine months ended September 30, 2021 and 2020, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic on our future financial results as the situation remains unpredictable, but the pandemic has had and is likely to continue to have a material impact on our results of operations for the year ended December 31, 2021. In addition, results may be impacted in future quarters due to supply chain constraints and inflation stemming from the pandemic, including constraints around chassis and other component parts, inflation in materials and freight, and labor availability.

 In consideration of the COVID-19 pandemic, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future. We are taking appropriate steps to mitigate the effects of the pandemic where possible. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period.  Throughout the second quarter of 2020, we slowly ramped up production at various facilities as appropriate and returned to full production levels by the end of the second quarter of 2020. We believe that we have taken all of the necessary and appropriate safety steps and precautions for employees who have returned to work. Throughout 2021, due to supply chain constraints around chassis and other component parts, we implemented temporary rolling shutdowns of certain facilities within our Work Truck Solutions Segment. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

Overview

The following table sets forth, for the three and nine months ended September 30, 2021 and 2020, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2021 and 2020 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$127,636	$133,761	$388,508	$321,994
Cost of sales	97,001	97,033	282,823	241,501
Gross profit	30,635	36,728	105,685	80,493
Selling, general, and administrative expense	17,607	16,428	59,488	47,435
Impairment charges	-	-	-	127,872
Intangibles amortization	2,642	2,737	8,052	8,214
Income (loss) from operations	10,386	17,563	38,145	(103,028)
Interest expense, net	(2,167)	(5,007)	(9,514)	(15,709)
Debt modification expense	-	(237)	-	(3,429)
Loss on extinguishment of debt	-	-	(4,936)	-
Other income (expense), net	15	145	123	(33)
Income (loss) before taxes	8,234	12,464	23,818	(122,199)
Income tax expense (benefit)	1,204	3,234	1,943	(17,484)
Net income (loss)	$7,030	$9,230	$21,875	$(104,715)

The following table sets forth for the three and nine months ended September 30, 2021 and 2020, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.0%	72.5%	72.8%	75.0%
Gross profit	24.0%	27.5%	27.2%	25.0%
Selling, general, and administrative expense	13.8%	12.3%	15.3%	14.7%
Impairment charges	-%	-%	-%	39.7%
Intangibles amortization	2.1%	2.0%	2.1%	2.6%
Income (loss) from operations	8.1%	13.2%	9.8%	(32.0)%
Interest expense, net	(1.7)%	(3.7)%	(2.4)%	(4.9)%
Debt modification expense	-%	(0.2)%	-%	(1.1)%
Loss on extinguishment of debt	-%	-%	(1.7)%	-%
Other income (expense), net	-%	-%	-%	-%
Income (loss) before taxes	6.4%	9.3%	5.7%	(38.0)%
Income tax expense (benefit)	0.9%	2.4%	0.5%	(5.4)%
Net income (loss)	5.5%	6.9%	5.2%	(32.6)%

Net Sales

Net sales were $127.6 million for the three months ended September 30, 2021 compared to $133.8 million in the three months ended September 30, 2020, a decrease of $6.2 million, or 4.6%. The decrease in sales for the three months ended September 30, 2021 compared to the same period in 2020 is a result of chassis and component shortages leading to lower production and deliveries at Work Truck Solutions. In addition, volumes were relatively flat at Work Truck Attachments in the three months ended September 30, 2021 when compared to the same period in the prior year. Sales increased in the three month period as a result of pricing actions. Net sales were $388.5 million for the nine months ended September 30, 2021 compared to $322.0 million in the nine months ended September 30, 2020, an increase of $66.5 million, or 20.7%. Sales increased for the nine months ended September 30, 2021 compared to the same period in the prior year due to pricing actions, improved snowfall levels for the snow season ended March 31, 2021 when compared to the prior year, as well as the release of pent-up demand after pandemic-related dealer conservatism in 2020. In addition, sales for the nine month period ended September 30, 2021 were higher when compared to the same period in the prior year due to the effect of reduced shipments in the prior year from our facilities being shut down as a result of the COVID-19 pandemic for several weeks throughout the first and second quarters of 2020. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net sales
Work Truck Attachments	$81,373	$76,903	$227,992	$169,853
Work Truck Solutions	46,263	56,858	160,516	152,141
	$127,636	$133,761	$388,508	$321,994

Net sales at our Work Truck Attachments segment were $81.4 million for the three months ended September 30, 2021 compared to $76.9 million in the three months ended September 30, 2020, an increase of $4.5 million. Net sales at our Work Truck Attachments segment were $228.0 million for the nine months ended September 30, 2021 compared to $169.9 million in the nine months ended September 30, 2020, an increase of $58.1 million. The increases in the three and nine months ended September 30, 2021 were primarily due to pricing actions, improved snowfall levels, as well as the deferral of sales from 2020 to 2021 due to pandemic-related dealer conservatism in the prior year. Snowfall in this most recent snow season ended March 2021 was approximately 7% below the ten-year average, compared to the prior snow season ended March 2020 which was approximately 25% below the ten-year average.

Net sales at our Work Truck Solutions segment were $46.3 million for the three months ended September 30, 2021 compared to $56.9 million in the three months ended September 30, 2020, a decrease of $10.6 million. The decrease in sales for the three months ended September 30, 2021 compared to the same period in 2020 was a result of chassis and component shortages leading to lower production and deliveries. Net sales at our Work Truck Solutions segment were $160.5 million for the nine months ended September 30, 2021 compared to $152.1 million in the nine months ended September 30, 2020, an increase of $8.4 million. Sales were higher for the nine months ended September 30, 2021 when compared to the same periods in the prior year due to overall higher volumes, somewhat offset by the chassis and component shortages noted above, as well as the effect of lower volumes in the prior year from the facilities shutdown associated with the COVID-19 pandemic leading to significantly reduced shipments in the first and second quarters of 2020.

Cost of Sales

Cost of sales was $97.0 million for the three months ended September 30, 2021, which was flat compared to $97.0 million for the three months ended September 30, 2020. Cost of sales was flat for the three-month period ended September 30, 2021 compared to the same period in the prior year despite a decrease in sales due to the timing of material and freight inflation. Cost of sales was $282.8 million for the nine months ended September 30, 2021 compared to $241.5 million for the nine months ended September 30, 2020, an increase of $41.3 million, or 17.1%. The increase in Cost of sales for the nine-month period was driven by increased sales as discussed above under “—Net Sales”, somewhat offset by the material and freight inflation noted above. Cost of sales as a percentage of sales were 76.0% for the three-month period ended September 30, 2021 compared to 72.5% for the three-month period ended September 30, 2020.  The increase in cost of sales as a percentage of sales for the three-month period is due to the lower volumes and inflation. Cost of sales as a percentage of sales were 72.8% for the nine-month period ended September 30, 2021 compared to 75.0% for the nine-month period ended September 30, 2020. The decrease in cost of sales as a percentage of sales for the nine month period is due to the higher sales volumes in the current year, as well as facility shutdown expenses related to COVID-19 in the prior year, slightly offset by inflation. Such shutdown expenses include the continuation of wages for employees who were not working during the shutdown, as well as an increase in fixed expenses and overhead, as these costs were not capitalized into inventory for the shutdown period.

Gross Profit

Gross profit was $30.6 million for the three months ended September 30, 2021 compared to $36.7 million for the three months ended September 30, 2020, a decrease of $6.1 million, or 16.6%. Gross profit was $105.7 million for the nine months ended September 30, 2021 compared to $80.5 million for the nine months ended September 30, 2020, an increase of $25.2 million, or 31.3%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 27.5% for the three months ended September 30, 2020 to 24.0% for the corresponding period in 2021. As a percentage of net sales, gross profit increased from 25.0% for the nine months ended September 30, 2020 to 27.2% for the corresponding period in 2021. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $20.2 million for the three months ended September 30, 2021, compared to $19.2 million for the three months ended September 30, 2020, an increase of $1.0 million, or 5.2%. The increase in the three months ended September 30, 2021 is related to increased salaries and benefits, as well as discretionary spending as spending was significantly reduced in 2020 as a result of the COVID-19 pandemic. These increases were slightly offset by a decrease in incentive-based compensation as a result of the decrease in operating performance during the quarter. Selling, general and administrative expenses, including intangibles amortization, were $67.5 million for the nine months ended September 30, 2021, compared to $55.6 million for the nine months ended September 30, 2020, an increase of $11.9 million, or 21.4%. The increase in the nine months ended September 30, 2021 is related to increased stock-based compensation of $3.3 million. The increase for the nine-month period was also in part due to $2.0 million of earnout valuation adjustments in the nine months ended September 30, 2020. In addition, the increase in the nine months ended September 30, 2021 is related to increased incentive-based compensation of $1.9 million on the improved operating results. The remaining increases relate to employee salaries and benefits, as well as discretionary spending.

Impairment Charges

Impairment charges were $127.9 million for the nine months ended September 30, 2020. There were no impairment charges in the same period in the current year. The impairment charges in 2020 relate to goodwill impairment taken on our Municipal and Dejana reporting units of $47.8 and $80.1 million, respectively. The impairment charges were the result of reduced 2020 performance and projected future performance stemming from the COVID-19 pandemic and chassis and other supply chain constraints. See Note 1 for additional information.

Interest Expense

Interest expense was $2.2 million for the three months ended September 30, 2021, which was lower than the $5.0 million incurred in the same period in the prior year. Interest expense was $9.5 million for the nine months ended September 30, 2021, which was lower than the $15.7 million incurred in the same period in the prior year. The decrease in interest expense for the three and nine months ended September 30, 2021 was due to a ($0.2) million gain and a ($1.0) million gain in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge in the three and nine months ended September 30, 2021, respectively, compared to a $0.1 million and $3.1 million loss in the three and nine months ended September 30, 2020, respectively. The decrease in interest expense in the three and nine months ended September 30, 2021 was also due to lower interest paid on our term loan of $2.2 million and $1.4 million, respectively due to the decrease in principal balance from the June 9, 2021 refinancing. See Note 9 for additional information. The remaining decreases in the three and nine months ended September 30, 2021 are due to lower interest on our floor plan financing agreement. See Note 5 for additional information.

Debt Modification Expense

Debt modification expense was $0.2 million and $3.4 million in the three and nine months ended September 30, 2020. The debt modification expense in 2020 related to fees incurred in conjunction with the Company’s June 8, 2020 refinancing of its Term Loan and Revolving Credit Agreement.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.0 million and $4.9 million in the three and nine months ended September 30, 2021. The loss on extinguishment of debt in 2021 related to fees incurred in conjunction with the Company’s June 9, 2021 refinancing of its Credit Agreement. The previous debt was considered extinguished, as all lenders on our previous term loan exited their positions in conjunction with changing from a Term Loan B to a Term Loan A arrangement.

Income Taxes

The Company’s effective tax rate was 14.6% and 26.0% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 8.2% and 14.3% for the nine months ended September 30, 2021 and 2020, respectively.  The effective tax rate for the three and nine months ended September 30, 2021 was lower than the Company’s historical annual effective tax rate due to a discrete tax benefit of $0.8 million and $3.5 million related to favorable income tax audit results in states in which we file, respectively. The following items caused the effective tax rate for the nine months ended September 30, 2020 to be significantly different from the Company’s historical annual effective tax rate:

●	The Company recorded impairment of nondeductible goodwill related to the Municipal reporting unit. This decreased the rate by 8.2% for the nine months ended September 30, 2020.
●	After an evaluation of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that an additional valuation allowance of approximately $1.7 million was necessary for certain state deferred tax assets. This decreased the rate by 0.3% for the nine months ended September 30, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income (Loss)

Net income for the three months ended September 30, 2021 was $7.0 million, compared to net income of $9.2 million for the corresponding period in 2020, a decrease of $2.2 million. Net income for the nine months ended September 30, 2021 was $21.9 million, compared to a net loss of ($104.7) million for the corresponding period in 2020, an increase of $126.6 million. The change in net income for the three and nine months ended September 30, 2021 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” “— Impairment Charges,” and “— Income Taxes.”  As a percentage of net sales, net income was 5.5% for the three months ended September 30, 2021 compared to 6.9% for the three months ended September 30, 2020. As a percentage of net sales, net income (loss) was 5.2% for the nine months ended September 30, 2021 compared to (32.6%) for the nine months ended September 30, 2020.

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

As of September 30, 2021, we had $69.4 million of total liquidity, comprised of $7.3 million in cash and cash equivalents and $62.1 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2020 of approximately $140.1 million, comprised of approximately $41.0 million in cash and cash equivalents and borrowing availability of approximately $99.1 million under our revolving credit facility. The change in our total liquidity from December 31, 2020 is primarily due to the seasonality of our business. Prior to the entry into our new Credit Agreement on June 9, 2021, borrowing availability under our revolving credit facility was governed by a borrowing base, the calculation of which included cash on hand. Accordingly, use of cash on hand may have also resulted in a reduction in the amount available for borrowing under our revolving credit facility. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. In consideration of the COVID-19 pandemic, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2021, December 31, 2020 and September 30, 2020.

	As of
	September 30,	December 31,	September 30,
	2021	2020	2020
Cash and cash equivalents	$7,340	$41,030	$14,285
Inventories	100,134	79,482	93,721

We had cash and cash equivalents of $7.3 million at September 30, 2021 compared to cash and cash equivalents of $41.0 million and $14.3 million at December 31, 2020 and September 30, 2020, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows (in thousands)	2021	2020	Change	Change

Net cash used in operating activities	$(19,481)	$(27,082)	$7,601	(28.1)%
Net cash used in investing activities	(7,271)	(9,465)	2,194	(23.2)%
Net cash provided by (used in) financing activities	(6,938)	15,167	(22,105)	(145.7)%
Change in cash	$(33,690)	$(21,380)	$(12,310)	(57.58)%

Net cash used in operating activities decreased $7.6 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The decrease in cash used by operating activities was due to a $23.2 million increase in net income (loss) adjusted for reconciling items as a result of the higher net income in the nine months ended September 30, 2021 from more favorable operating results, slightly offset by unfavorable changes in working capital of $15.6 million. The largest unfavorable change in working capital was an increase in accounts receivable, which is attributable to the increase in sales when compared to the prior year. In addition, there was an unfavorable change in working capital related to inventories, due to the pulling forward of purchases in anticipation of inflationary price increases and supply chain disruptions.

Net cash used in investing activities decreased $2.2 million for the nine months ended September 30, 2021 when compared to the corresponding period in 2020 due to a decrease in capital expenditures.

Net cash used in financing activities increased $22.1 million for the nine months ended September 30, 2021 as compared to the corresponding period in 2020. The increase was primarily a result of our debt refinancing that occurred on June 9, 2021 where we borrowed $225.0 million, compared to our debt refinancing on June 8, 2020, where we borrowed $275.0 million. This increase in cash used was slightly offset by having $37.0 million in revolver borrowings outstanding at September 30, 2021 compared to $12.0 million in revolver borrowings outstanding at September 31, 2020. See Note 9 for additional information.

Free Cash Flow

Free cash flow for the three months ended September 30, 2021 was ($35.3) million compared to ($25.5) million in the corresponding period in 2020, a decrease of $9.8 million. Free cash flow for the nine months ended September 30, 2021 was $(26.7) million compared to ($36.5) million in the corresponding period in 2020, an increase of $9.8 million. The increase in free cash flow for the nine months ended September 30, 2021 is primarily a result of lower cash used in operating activities of $7.6 million and lower cash used in investing activities of $2.2 million, as discussed above under “Liquidity and Capital Resources.”

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

Free cash flow is a non-GAAP financial measure which we define as net cash provided by (used in) operating activities less capital expenditures.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income (loss) and cash flow provided by (used in) operations.  We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Net cash provided by (used in) operations	$(32,622)	$(21,058)	$(19,481)	$(27,082)
Acquisition of property and equipment	(2,685)	(4,417)	(7,271)	(9,465)
Free cash flow	$(35,307)	$(25,475)	$(26,752)	$(36,547)

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income (loss)	$7,030	$9,230	$21,875	$(104,715)

Interest expense, net	2,167	5,007	9,514	15,709
Income tax expense (benefit)	1,204	3,234	1,943	(17,484)
Depreciation expense	2,380	2,170	7,183	6,490
Amortization	2,642	2,737	8,052	8,214
EBITDA	15,423	22,378	48,567	(91,786)

Stock-based compensation expense	5	199	6,025	2,768
Impairment charges	-	-	-	127,872
Debt modification expense	-	237	-	3,429
Loss on extinguishment of debt	-	-	4,936	-
COVID-19 (1)	12	157	67	1,322
Purchase accounting (2)	-	-	-	(2,017)
Other charges (3)	50	101	44	101
Adjusted EBITDA	$15,490	$23,072	$59,639	$41,689
(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(2)	Reflects $2,000 reversal of earn-out compensation acquired in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 reversal of earn-out compensation in conjunction with the acquisition of Henderson in the periods presented.
(3)	Reflects unrelated legal, severance and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and months ended June 30, 2021 and 2020.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Adjusted EBITDA
Work Truck Attachments	$14,790	$20,155	$55,206	$38,527
Work Truck Solutions	700	2,917	4,433	3,162
	$15,490	$23,072	$59,639	$41,689

Adjusted EBITDA at our Work Truck Attachments segment was $14.8 million for the three months ended September 30, 2021 compared to $20.2 million in the three months ended September 30, 2020, a decrease of $5.4 million. The change in the three months ended September 30, 2021 from the corresponding period in 2020 is primarily due to material and freight inflation and the timing of price increases. Adjusted EBITDA at our Work Truck Attachments segment was $55.2 million for the nine months ended September 30, 2021 compared to $38.5 million in the nine months ended September 30, 2020, an increase of $16.7 million.  The change in the nine months ended September 30, 2021 from the corresponding period in 2020 is primarily due to pricing actions and higher volumes, somewhat offset by the material and freight inflation noted above. In addition, Adjusted EBITDA for the nine months ended September 30, 2020 was lower due to additional costs and inefficiencies related to the COVID-19 pandemic.

Adjusted EBITDA at our Work Truck Solutions segment was $0.7 million for the three months ended September 30, 2021 compared to $2.9 million in the three months ended September 30, 2020, a decrease of $2.2 million. The change in the three months ended September 30, 2021 is primarily due to lower volumes as a result of chassis and component shortages affecting production and deliveries. Adjusted EBITDA at our Work Truck Solutions segment was $4.4 million for the nine months ended September 30, 2021 compared to $3.2 million in the nine months ended September 30, 2020, an increase of $1.2 million. The change in the nine months ended September 30, 2021 is primarily due to overall higher volumes. In addition, Adjusted EBITDA for the nine months ended September 30, 2020 was lower due to additional costs and inefficiencies related to the COVID-19 pandemic.

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted net income (loss) as well as a reconciliation of diluted earnings (loss) per share, the most comparable GAAP financial measure, to Adjusted diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income (loss) (GAAP)	$7,030	$9,230	$21,875	$(104,715)
Adjustments:
- Stock-based compensation	5	199	6,025	2,768
- Impairment charges	-	-	-	127,872
- Debt modification expense	-	237	-	3,429
- Loss on extinguishment of debt	-	-	4,936	-
- COVID-19 (1)	12	157	67	1,322
- Purchase accounting (2)	-	-	-	(2,017)
- Adjustments on derivative not classified as hedge (3)	(171)	76	(1,020)	3,133
- Other charges (4)	50	101	44	101
Tax effect on adjustments	26	(192)	(2,513)	(22,202)

Adjusted net income (loss) (non-GAAP)	$6,952	$9,808	$29,414	$9,691

Weighted average common shares outstanding assuming dilution	22,992,793	22,878,002	22,960,334	22,866,909

Adjusted earnings (loss) per common share - dilutive	$0.29	$0.42	$1.24	$0.41

GAAP diluted earnings (loss) per share	$0.30	$0.39	$0.92	$(4.60)
Adjustments net of income taxes:
- Stock-based compensation	-	0.01	0.20	0.09
- Impairment charges	-	-	-	4.72
- Debt modification expense	-	0.01	-	0.11
- Loss on extinguishment of debt	-	-	0.16	-
- COVID-19 (1)	-	0.01	-	0.05
- Purchase accounting (2)	-	-	-	(0.07)
- Adjustments on derivative not classified as hedge (3)	(0.01)	-	(0.04)	0.11
- Other charges (4)	-	-	-	-

Adjusted diluted earnings (loss) per share (non-GAAP)	$0.29	$0.42	$1.24	$0.41

(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(2)	Reflects $2,000 reversal of earn-out compensation acquired in conjunction with the acquisition of Dejana in the periods presented. Reflects $17 reversal of earn-out compensation in conjunction with the acquisition of Henderson in the periods presented.
(3)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(4)	Reflects unrelated legal, severance and consulting fees for the periods presented.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended September 30, 2021.

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

As of September 30, 2021, we had outstanding borrowings under our term loan of $221.6 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2021 by $0.1 million, $0.2 million, and $0.2 million, respectively.

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

As of September 30, 2021, we had $37.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2021 by $0.0 million, $0.0 million, and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 12.2% and 11.4% for the three and nine months ended September 30, 2021 compared to 8.9% and 9.9% for the three and nine months ended September 30, 2020.  Steel costs increased in 2021 when compared to 2020 and historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Unregistered Sales of Equity Securities

During the three months ended September 30, 2021, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

During the three months ended September 30, 2021, the Company did not purchase any of its equity securities.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2021, filed on November 2, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: November 2, 2021