Form 10-K
period 2021-12-31
DOUGLAS DYNAMICS, INC
filed 2022-02-22
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 001-34728

DOUGLAS DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4275891 (I.R.S. Employer Identification No.)
11270 W Park Place Ste. 300 Milwaukee, Wisconsin (Address of principal executive offices)	53223 (Zip Code)

Registrant’s telephone number, including area code (414) 354-2310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	PLOW	New York Stock Exchange

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

At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $935 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At February 22, 2022, the Registrant had outstanding an aggregate of 22,980,951 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 26, 2022, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2021, are incorporated into Part III.

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward - looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change;
●	Our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business;
●	The inability of our suppliers and OEM partners to meet our volume or quality requirements;
●	Increases in the price of steel or other materials, including as a result of tariffs, necessary for the production of our products that cannot be passed on to our distributors;
●	Increases in the price of fuel or freight;
●	The effects of laws and regulations and their interpretations on our business and financial conditions, including policy or regulatory changes related to climate change;
●	A significant decline in economic conditions, including as a result of the COVID-19 pandemic;
●	Our inability to maintain good relationships with our distributors;
●	Lack of available or favorable financing options for our end-users, distributors or customers;
●	Inaccuracies in our estimates of future demand for our products;
●	Our inability to protect or continue to build our intellectual property portfolio;
●	Our inability to develop new products or improve upon existing products in response to end-user needs;
●	Losses due to lawsuits arising out of personal injuries associated with our products;
●	Factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program;
●	Our inability to compete effectively against our competition; and
●	Our inability to achieve the projected financial performance with the business of Henderson Enterprises Group, Inc. (“Henderson”), which we acquired in 2014, or with the assets of Dejana Truck & Utility Equipment Company, Inc. (“Dejana”), which we acquired in 2016 and unexpected costs or liabilities related to such acquisitions.

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

Item 1. Business

Overview

Home to the best-selling brands in the industry, Douglas Dynamics, Inc. (the “Company,” “we,” “us,” “our”) is North America's premier manufacturer and upfitter of commercial work truck attachments and equipment. For more than 75 years, the Company has been innovating products that enable end-users to perform their jobs more efficiently and effectively, providing opportunities for businesses to increase profitability. Our commitment to continuous improvement enables us to consistently produce high quality products and drive shareholder value. The Douglas Dynamics portfolio of products and services is separated into two segments:  First, the Work Truck Attachments segment, which includes our operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, SNOWEX® and WESTERN® brands. Second, the Work Truck Solutions segment, which includes manufactured municipal snow and ice control products under the HENDERSON® brand and the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands. For additional financial information regarding our reportable business segments, see Note 17 of the Notes to Consolidated Financial Statements of this report.

In our Work Truck Attachments segment, we offer a broad product line of snowplows and sand and salt spreaders for light trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. For the years ended December 31, 2021, 2020 and 2019, 84%, 86% and 83% of our net sales in our Work Truck Attachments segment were generated from sales of snow and ice control equipment, respectively, and 16%, 14% and 17% of our net sales in our Work Truck Attachments segment were generated from sales of parts and accessories, respectively. While we measure sales of parts and accessories separately from snow and ice control equipment, they are integrated with one another and are not separable.

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

We believe that our Work Truck Attachments segment has the snow and ice control industry’s most extensive distribution network worldwide, which consists of approximately 2,900 points of sale.  Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high-quality, well-capitalized distributors in select geographic areas and by cross-selling our industry leading brands within our distribution network. We have extended our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

Our Work Truck Solutions segment participates in the manufacture of municipal snow and ice control products and offers a complementary line of upfitting services and products. Our Work Truck Solutions products consist of truck and vehicle upfits where we attach component pieces of equipment, truck bodies, racking, and storage solutions with varying levels of complexity to a vehicle chassis, and which are typically used by end-users for work related purposes.  Our Work Truck Solutions segment is a premier upfitter of Class 4 - 8 trucks and other commercial work vehicles. We also provide customized turnkey solutions to governmental agencies such as Departments of Transportation (“DOTs”) and municipalities. Additionally, we believe that our Work Truck Solutions segment is a leading specialized manufacturer of storage solutions for trucks and vans and cable pulling equipment for trucks. We believe we are a regional market leader in the truck and vehicle upfitting market.  We believe that our Work Truck Solutions business possesses significant customer relationships comprised of approximately 2,800 customers across the truck equipment industry. We have longstanding relationships with many of our Work Truck Solutions customers. We continually seek to grow and strengthen our customer relationships by providing custom solutions to our customers’ evolving specialty upfit needs.  We are able to serve our Work Truck Solutions customers’ needs through our bailment and floor plan agreements with original equipment vehicle manufacturers who supply truck chassis, on which we perform custom upfits for our customers.

We believe we are a leader in operational efficiency in our industries, resulting from our application of lean manufacturing principles, our vertical integration, and a highly variable cost structure We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations.  During the year ended December 31, 2021 we manufactured our products and upfitted vehicles in five facilities that we own in Milwaukee, Wisconsin; Rockland, Maine; Madison Heights, Michigan, Manchester, Iowa; and Huntley, Illinois. We also lease fifteen manufacturing, service and upfit facilities, located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island.  Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers, especially during times of sudden and unpredictable snowfall events when our customers need our products immediately.

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

While snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi-year periods. The following chart depicts aggregate annual and ten-year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2021. As the chart indicates, since 1984, aggregate snowfall levels in any given rolling ten-year period have been fairly consistent, ranging from 2,782 to 3,345 inches.

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

Long-term growth in the overall snow and ice control equipment market also results from geographic expansion of developed areas in the snow belt regions of North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada), as well as consumer demand for technological enhancements in snow and ice control equipment and related parts and accessories that improves efficiency and reliability. Continued construction in the snow belt regions in North America increases the aggregate area requiring snow and ice removal, thereby growing the market for snow and ice control equipment. Additionally, there is continued potential for growth within Work Truck Attachments related to the sale of non-truck snow and ice control equipment, including utility terrain vehicle (“UTV”) plows and other such equipment. In addition, the development and sale of more reliable, more efficient and more sophisticated products have contributed to an approximate 2% to 4% average unit price increase in each of 2017 through 2020. In 2021, more significant price increases were implemented across both Work Truck Attachments and Work Truck Solutions in response to materials, freight and labor inflation. There were multiple price increases ranging from the mid-single digits to low double-digits and were implemented at various points in 2021.

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

Exceptional Customer Loyalty and Brand Equity.  Our brands enjoy exceptional customer loyalty and brand equity in the snow and ice control equipment and truck upfitting industries with both end-users and distributors, which have been developed through over 75 years of superior innovation, productivity, reliability and support, consistently delivered year after year. We believe past brand experience, rather than price, is the key factor impacting our products.

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

Extensive North American Distributor Network in Work Truck Attachments.  With approximately 2,900 points of sale at our Work Truck Attachments segment, we benefit from having what we believe to be the most extensive distributor network in the light truck and heavy duty snow and ice control equipment industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real-time end-user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

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

Experienced Management Team.  We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the light truck and heavy duty snow and ice control equipment and truck upfitting industries. Our senior management team, consisting of four officers as of December 31, 2021, has an average of approximately fifteen years of weather-related industry experience and an average of over fifteen years with our company. On January 1, 2019, Robert McCormick became our President and Chief Executive Officer. He has been with us for over 17 years and has served in various roles, including Chief Operating Officer and Chief Financial Officer, among others. Through management’s strategic vision, we have been able to expand our distributor network and grow our market leading position.

Our Business Strategy

Our business strategy is to capitalize on our competitive strengths to maximize cash flow to reinvest in our business, pay dividends, reduce indebtedness, execute repurchases under our stock repurchase program and to create stockholder value. We have also developed a management system called the Douglas Dynamics Management System (“DDMS”) that is intended to assist in value creation and enhanced customer service and includes a collection of tools to solve problems and deliver greater value to our customers by eliminating waste and improving the way we work. DDMS is an integrated system that continues to evolve with our business to deliver on strategic priorities and goals through a culture of continuous improvement, people who embrace change, world-class processes, and practical tools. The building blocks of our strategy are:

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

Order Backlog

We had total backlog of $315.4 million and $126.4 million at December 31, 2021 and 2020, respectively. Backlog information may not be indicative of results of operations for future periods.

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

Our Culture

For more than 75 years, Douglas Dynamics has been manufacturing the best products available on the market. Every day our employees work hard to meet our customers’ needs, and every day we, as an organization, are focused on fostering a collaborative environment for our employees and offering them the opportunity to have ownership in our company's success. As of December 31, 2021, we employed 1,436 employees, all US based except for 12 employees who work in the Douglas Dynamics Sourcing Office located in Beijing, China. None of our employees are represented by a union and we are not party to any collective bargaining agreements. We believe that we have one of the lowest employee turnover rates in our industry and believe that our focus on integrity, teamwork and high-performance have enabled us to create an ideal work environment for every one of our employees. Our Board of Directors regularly receives updates from our senior management with respect to our health and safety, diversity and inclusion and our internal talent development initiatives and priorities.

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

Financing Program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2021, 2020 and 2019, distributors financed purchases of $10.5 million, $7.6 million and $8.6 million through this financing program, respectively. At both December 31, 2021 and December 31, 2020, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2021 and 2020 was $8.3 million and $7.1 million, respectively. We were not required to repurchase repossessed inventory for the years ended December 31, 2021, 2020 and 2019.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 17 years of remaining life. Our patent applications date from 2005 through 2021.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 43 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 7 Chinese trademarks, 60 U.S. issued patents, and 4 Canadian patents.

Raw Materials

We have recently experienced increased commodity costs due to market conditions causing the inflation of steel prices. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate. See the section titled “–Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further discussion.

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2021, we experienced no significant work stoppages because of shortages of raw materials or commodities, although we did have intermittent shutdowns of various facilities in our Work Truck Solutions segment due to other supply chain disruptions. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

Government Regulation

Our operations are subject to certain federal, state and local laws and regulations relating to, among other things, climate change, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non-hazardous substances and materials into the environment, the manufacturing of motor vehicle accessories, and employee health and safety. Management believes that the Company’s business is operated in material compliance with all such regulations.

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

Risks Related to Weather and Seasonality

Our results of operations for our Work Truck Attachments segment and to a lesser extent our Work Truck Solutions segment depend primarily on the level, timing and location of snowfall. As a result, a decline in snowfall levels in multiple regions for an extended time, including as a result of climate change, could cause our results of operations to decline and adversely affect our ability to generate cash flow.

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

The COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and cash flows

As a result of the COVID-19 pandemic, and the market volatility and other economic implications associated with it, our business, financial condition, results of operations and cash flows have been adversely impacted in the years ended December 31, 2021 and 2020, and may be significantly impacted in future quarters. It may be more difficult to collect from customers as a result of customer bankruptcy or other hardships. Supply chains may be disrupted which could raise prices and impact our ability to obtain inventory timely. During the years ended December 31, 2021 and 2020, we faced supply chain disruptions and additional difficulty obtaining chassis and other inventory, which we attribute in part to the impacts of the COVID-19 pandemic, and supply chains may continue to be disrupted which could adversely affect our results. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period.  Throughout the second quarter of 2020, we slowly ramped up production at various facilities as appropriate and have since returned to full production levels. We incurred certain overhead and other costs during the shutdown period that were not capitalized into inventory.

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

Steel is a significant raw material used to manufacture our products. During 2021, our raw steel purchases were in amounts equivalent to approximately 12% of our revenue. During each of 2020 and 2019, our raw steel purchases were in amounts equivalent to approximately 10% of our revenue. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs and other trade restrictions. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the Unites States. Steel prices are volatile and may also increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions are weak and our distributors and end-users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

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

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off-shore sources. We also have OEM partners that supply truck chassis used in our truck upfitting operations across both segments. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. In addition, as was the case in 2021 and 2020, an OEM may encounter difficulties and may be unable to deliver truck chassis according to our production needs, as a result of computer chip shortages or otherwise, which may result in the deferral of sales to future periods. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products, components or truck chassis from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end-user sales, which could have an adverse effect on our business and financial condition.

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

Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 17 years of remaining life. Our patent applications date from 2005 through 2021.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 43 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 7 Chinese trademarks, 60 U.S. issued patents, and 4 Canadian patents.  Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

If we continue to pay dividends at the level contemplated by our dividend policy, as in effect on the date of this filing, or if we increase the level of our dividend payments in the future, we may not retain a sufficient amount of cash to finance growth opportunities, meet any large unanticipated liquidity requirements, execute repurchases under our stock repurchase program or fund our operations in the event of a significant business downturn. In addition, because a significant portion of cash available will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, including through acquisitions, increased capital spending or other increases of our expenditures, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at all, or at an acceptable cost. If we are unable to take timely advantage of growth opportunities, our future financial condition and competitive position may be harmed, which in turn may adversely affect the market price of our common stock.

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

Our operations are subject to certain federal, state and local laws and regulations relating to, among other things, climate change, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non-hazardous substances and materials into the environment, the manufacturing of motor vehicle accessories and employee health and safety. We cannot be certain that existing and future laws and regulations and their interpretations will not harm our business or financial condition. We currently make and may be required to make large and unanticipated capital expenditures to comply with environmental and other regulations, such as:

●	Applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration;
●	Emissions or other standards related to climate change as established by international, federal, state and local regulatory bodies;
●	Reclamation and remediation and other environmental protection; and
●	Standards for workplace safety established by the Occupational Safety and Health Administration.

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2021, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non-compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

As of December 31, 2021, we had approximately $218.9 million of senior secured indebtedness, no outstanding borrowings under our revolving credit facility and $99.1 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

Our indebtedness could have important consequences, including the following:

●	We could have difficulty satisfying our debt obligations, and if we fail to comply with these requirements, an event of default could result;
●	We may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the cash flow available to pay dividends, execute repurchases under our stock repurchase program or fund working capital, capital expenditures and other general corporate activities;
●	Covenants relating to our indebtedness may restrict our ability to make distributions to our stockholders or execute repurchases under our stock repurchase program;
●	Covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities, which may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	We may be more vulnerable to general adverse economic and industry conditions;
●	We may be placed at a competitive disadvantage compared to our competitors with less debt; and
●	We may have difficulty repaying or refinancing our obligations under our senior credit facilities on their respective maturity dates.

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

Our senior credit facilities contain, and future debt instruments to which we may become subject may contain, covenants that limit our ability to engage in activities that could otherwise benefit our company. Under the credit facilities, these covenants include restrictions on our ability to:

●	incur, assume or permit to exist additional indebtedness or contingent obligations;
●	incur liens and engage in sale and leaseback transactions;
●	make loans and investments in excess of agreed upon amounts;
●	declare dividends, make payments or redeem or repurchase capital stock in excess of agreed upon amounts and subject to certain other limitations;
●	engage in mergers, acquisitions and other business combinations;
●	prepay, redeem or purchase certain indebtedness or amend or alter the terms of our indebtedness;
●	sell assets;
●	make further negative pledges;
●	create restrictions on distributions by subsidiaries;
●	change our fiscal year;
●	engage in activities other than, among other things, incurring the debt under our new senior credit facilities and the activities related thereto, holding our ownership interest in Douglas Dynamics, LLC, making restricted payments, including dividends and repurchasing equity, permitted by our senior credit facilities and conducting activities related to our status as a public company;
●	amend or waive rights under certain agreements;
●	transact with affiliates or our stockholders; and
●	alter the business that we conduct.

Our ability to comply with the covenants contained in our senior credit facilities or in the agreements governing our future indebtedness, and our ability to avoid liquidity events, may be affected by events, or our future performance, which are subject to factors beyond our control, including prevailing economic, financial, industry and weather conditions, such as the level, timing and location of snowfall and general economic conditions in the snowbelt regions of North America. A failure to comply with these covenants could result in a default under our senior credit facilities, which could prevent us from paying dividends, repurchasing equity, borrowing additional amounts and using proceeds of our inventory and accounts receivable, and also permit the lenders to accelerate the payment of such debt. If any of our debt is accelerated or if a liquidity event (or event of default) occurs that results in collateral proceeds being applied to reduce such debt, we may not have sufficient funds available to repay such debt and our other obligations, in which case, our business could be halted and such lenders could proceed against any collateral securing that debt. Further, if the lenders accelerate the payment of the indebtedness under our senior credit facilities, our assets may not be sufficient to repay in full the indebtedness under our senior credit facilities and our other indebtedness, if any. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs to pursue available business opportunities or react to changes in our business and the industry in which we operate.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our significant facilities by location, ownership, and function as of December 31, 2021 are as follows:

Location	Ownership	Products / Use
Milwaukee, Wisconsin	Leased	Corporate headquarters
Milwaukee, Wisconsin (1)	Owned	Work Truck Attachments
Albany, New York	Leased	Work Truck Solutions
Baltimore, Maryland (1)	Leased	Work Truck Solutions
Bucyrus, Ohio	Leased	Work Truck Solutions
Chalfont, Pennsylvania	Leased	Work Truck Solutions
Cinnaminson, New Jersey	Leased	Work Truck Solutions
Fulton, Missouri	Leased	Work Truck Solutions
Huntley, Illinois	Owned	Work Truck Solutions
Kansas City, Missouri	Leased	Work Truck Solutions
Kenvil, New Jersey	Leased	Work Truck Solutions
Kings Park, New York (1)	Leased	Work Truck Solutions
Madison Heights, Michigan	Owned	Work Truck Attachments
Manchester, Iowa	Owned	Work Truck Solutions
Manchester, Iowa	Leased	Work Truck Solutions
Queensbury, New York	Leased	Work Truck Solutions
Rockland, Maine (1)	Owned	Work Truck Attachments
Smithfield, Rhode Island	Leased	Work Truck Solutions
Watertown, New York	Leased	Work Truck Solutions
China	Leased	Sourcing Office

(1) – Two facilities.

Item 3.  Legal Proceedings

In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any climate change or environmental-related claims or legal matters.

Item 4.  Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers as of February 22, 2022 were as follows:

Management

Name	Age	Position
Robert McCormick	61	President and Chief Executive Officer
Sarah Lauber	50	Chief Financial Officer & Secretary
Keith Hagelin	61	President, Work Truck Attachments
Linda Evans	55	Vice President, Human Resources

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

Keith Hagelin has been serving as our President, Worth Truck Attachments since August 2020. Prior to this role, he served as our President, Commercial Snow & Ice since June 2017, our Senior Vice President, Operations since September 2013 and our Vice President, Operations since 2009, having previously spent 14 years in progressive roles with us, including Plant Manager and General Manager—Rockland and most recently Vice President of Manufacturing from 2007 to 2009. Prior to joining Douglas, he spent 13 years at Raytheon Corporation in various manufacturing, production and new product development roles.

Linda Evans has been serving as our Vice President, Human Resources since June 2008 and became an executive officer in February 2021. Ms. Evans is an active member of the Society of Human Resources Management and has her Senior Professional HR (SPHR) certification.  Prior to joining Douglas Dynamics, Ms. Evans served as the Director of Human Resources for Pentair Filtration from November 1998 to June 2008.

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

At February 22, 2022, there were 53 registered record holders of our Common Stock.

In accordance with our dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. We paid quarterly dividends to the holders of our Common Stock in 2020 and 2021.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2017 and December 31, 2021, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2017 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends.

210.00
190.00
170.00
150.00
130.00
110.00
90.00
70.00
50.00
Dollars
1/1/2017
3/1/2017
5/1/2017
7/1/2017
9/1/2017
11/1/2017
1/1/2018
3/1/2018
5/1/2018
7/1/2018
9/1/2018
11/1/2018
1/1/2019
3/1/2019
5/1/2019
7/1/2019
9/1/2019
11/1/2019
1/1/2020
3/1/2020
5/1/2020
7/1/2020
9/1/2020
11/1/2020
1/1/2021
3/1/2021
5/1/2021
7/1/2021
9/1/2021
11/1/2021
Douglas Dynamics, Inc.
Dow Jones Industrial Average
Russell 2000

We did not sell any equity securities during 2021 in offerings that were not registered under the Securities Act.

Item 6.  [Reserved]

This item is no longer required as the Company as applied the amendment to Regulations S-K Item 301 contained in the Securities and Exchange Commission’s Release No. 33-10890.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2019, 2020 and 2021 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K.

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

See Note 17 to the Consolidated Financial Statements for information concerning individual segment performance for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

COVID-19

As a result of the COVID-19 pandemic, including market volatility, supply chain disruptions, labor shortages, inflationary pressures, and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations have been impacted in the years ended December 31, 2021 and 2020, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic on our future financial results as the situation remains unpredictable, but the pandemic has had a material impact on our results of operations for the years ended December 31, 2021 and 2020. In particular, we recorded goodwill impairment charges of $127.9 million in the year ended December 31, 2020 in part as a result of the economic conditions stemming from the pandemic. See Note 2 for additional information.

We may have challenges in short-term liquidity which could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  In consideration of the COVID-19 pandemic, cash on hand and cash we generated from operations, as well as available credit under our senior credit facilities as amended during 2021, provided adequate and incremental funds throughout 2021, and we expect will continue to provide us with adequate funds in the foreseeable future. We are taking appropriate steps to mitigate the effects of the pandemic where possible. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period.  Throughout the second quarter of 2020, we slowly ramped up production at various facilities as appropriate and have since returned to full production levels. We have not experienced any additional significant pandemic-related shutdowns since the second quarter of 2020, although we have experienced increased absenteeism as we have encouraged employees to stay home if they experience any symptoms or had exposure to COVID-19. We believe that we have taken all of the necessary and appropriate safety steps and precautions for employees who have returned to work. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

In the year ended December 31, 2021, we determined that facility leases related to two locations in our Work Truck Solutions segment were impaired. These two facilities are being significantly downsized as part of a restructuring plan, and so it was determined that the carrying value exceeded the fair value of the facilities. As a result, we recorded an impairment of $1.2 million in the year ended December 31, 2021 under Impairment charges in the Company’s Consolidated Statements of Income (Loss), offset with a reduction to the Operating lease - right of use asset on our Consolidated Balance Sheets. Going forward, we will amortize the remaining balance of the right of use asset for the impaired leases on a straight line basis. We will continue to amortize the lease liability for the impaired leases over the life of the lease.

Overview

While our Work Truck Solutions operations are not as reliant on snowfall, snowfall is still the primary factor in evaluating our business results due to its significant impact on the results of operations of our Work Truck Attachments segment. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow-belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2021. During this period, snowfall averaged 3,022 inches, with the low in such period being 1,794 inches and the high being 4,502 inches. Meanwhile, over the last 10 years, snowfall averaged 2,969 inches for the snow periods ending March 31, 2012 through 2021.

During the six-month snow season ended March 31, 2021, snowfall was 2,738 inches, which was 9.4% lower than averages from 1980 to 2021. During the six-month snow season ended March 31, 2020, we experienced snowfall that was 23.2% lower than averages from 1980 to 2020. During the six-month snow season ended March 31, 2019, we experienced snowfall that was 3.5% higher than averages from 1980 to 2019.  Snowfall was 7.8% below average during the snow season ended March 31, 2021 when compared to the average over the last 10 years and was the third snow season in a row below this average. Snowfall was 25.2% below average during the snow season ended March 31, 2020 when compared to the average over the previous 10 years. Additionally, the timing and location of snowfall can have an impact on our financial results. We believe the below-average snowfall in the year ended December 31, 2021 negatively impacted our business in 2021. We believe other factors also had a negative impact, including the COVID-19 pandemic and the resulting supply chain constraints, inflationary pressures and labor shortages. In both 2020 and 2021, we encountered chassis availability issues with certain of our OEM partners, which negatively impacted our business.

The following table sets forth, for the periods presented, the consolidated statements of income (loss) of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2019, 2020 and 2021 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
	2019	2020	2021

	(in thousands)

Net sales	$571,710	$480,154	$541,453
Cost of sales	402,893	351,874	399,581
Gross profit	168,817	128,280	141,872
Selling, general, and administrative expense	71,288	64,617	78,844
Impairment charges	-	127,872	1,211
Intangibles amortization	10,956	10,931	10,682
Income (loss) from operations	86,573	(75,140)	51,135
Interest expense, net	(16,782)	(20,238)	(11,839)
Debt modification expense	-	(3,542)	-
Loss on extinguishment of debt	-	-	(4,936)
Pension termination	(6,609)	-	-
Other income (expense), net	(565)	91	228
Income (loss) before taxes	62,617	(98,829)	34,588
Income tax expense (benefit)	13,451	(12,276)	3,897
Net income (loss)	$49,166	$(86,553)	$30,691

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2019	2020	2021

Net sales	100.0%	100.0%	100.0%
Cost of sales	70.5%	73.3%	73.8%
Gross profit	29.5%	26.7%	26.2%
Selling, general, and administrative expense	12.5%	13.5%	14.6%
Impairment charges	0.0%	26.6%	0.2%
Intangibles amortization	1.9%	2.3%	2.0%
Income (loss) from operations	15.1%	(15.6)%	9.4%
Interest expense, net	(2.7)%	(4.2)%	(2.2)%
Debt modification expense	0.0%	(0.7)%	0.0%
Loss on extinguishment of debt	0.0%	0.0%	(0.9)%
Pension termination	(1.4)%	0.0%	0.0%
Other income (expense), net	0.0%	0.0%	0.0%
Income (loss) before taxes	11.0%	(20.6)%	6.3%
Income tax expense (benefit)	2.4%	(2.6)%	0.7%
Net income (loss)	8.6%	(18.0)%	5.6%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Sales.  Net sales were $541.5 million for the year ended December 31, 2021 compared to $480.2 million in 2020, an increase of $61.3 million, or 12.8%. Net sales increased for the year ended December 31, 2021 primarily due to pricing actions, improved snowfall levels for the snow season ended March 31, 2021 when compared to the prior year, as well as the release of pent-up demand after pandemic-related dealer conservatism in 2020. In addition, sales for year ended December, 2021 were higher when compared to the same period in the prior year due to the effect of reduced shipments in the prior year from our facilities being shut down as a result of the COVID-19 pandemic for several weeks throughout the first and second quarters of 2020. See below for a discussion of net sales for each of our segments.

	For the year ended December 31,
	2019	2020	2021
Net sales
Work Truck Attachments	$293,630	$252,838	$325,707
Work Truck Solutions	278,080	227,316	215,746
	$571,710	$480,154	$541,453

Net sales at our Work Truck Attachment segment were $325.7 million for the year ended December 31, 2021 compared to $252.8 million in the year ended December 31, 2020, an increase of $72.9 million primarily due to pricing actions, improved snowfall levels, as well as the deferral of sales from 2020 to 2021 due to pandemic-related dealer conservatism in the prior year. Snowfall in this most recent snow season ended March 2021 was approximately 8% below the ten-year average, compared to the prior snow season ended March 2020 which was approximately 25% below the ten-year average.

Net sales at our Work Truck Solutions segment were $215.7 million for the year ended December 31, 2021 compared to $227.3 million in the year ended December 31, 2020, a decrease of $11.6 million due primarily to chassis and component shortages leading to lower production and deliveries. This decrease was somewhat offset by an increase related to pricing actions, as well as the effect of lower volumes in the prior year from the facilities shutdown associated with the COVID-19 pandemic leading to significantly reduced shipments in the first and second quarters of 2020.

Cost of Sales.  Cost of sales was $399.6 million for the year ended December 31, 2021 compared to $351.9 million in 2020, an increase of $47.7 million, or 13.6%. Cost of sales as a percentage of net sales increased from 73.3% for the year ended December 31, 2020 to 73.8% for the year ended December 31, 2021. The increase in cost of sales as a percentage of sales in the year ended December 31, 2021 when compared to the year ended December 31, 2020 was primarily due to significant materials, freight and labor inflation. This increase was somewhat offset by a decrease related to facility shutdown expenses associated with COVID-19 in the prior year, slightly offset by inflation. Such shutdown expenses include the continuation of wages for employees who were not working during the shutdown, as well as an increase in fixed expenses and overhead, as these costs were not capitalized into inventory for the shutdown period.

Gross Profit.  Gross profit was $141.9 million for the year ended December 31, 2021 compared to $128.3 million in 2020, an increase of $13.6 million, or 10.6%, due to the increase in net sales described above under “—Net Sales.” As a percentage of net sales, gross profit decreased from 26.7% for the year ended December 31, 2020 to 26.2% for the corresponding period in 2021, as a result of the factors discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense.  Selling, general and administrative expenses, including intangible asset amortization, were $89.5 million for the year ended December 31, 2021 compared to $75.5 million for the year ended December 31, 2020, an increase of $14.0 million, or 18.5%.  The increase compared to the year ended December 31, 2020 was in part due to $2.0 million of earnout valuation adjustments in the year ended December 31, 2020. In addition, the increase in the year ended December 31, 2021 is due to increased incentive-based compensation of $6.2 million on the improved operating results. The remaining increases relate to employee salaries and benefits, as well as a return to more normalized discretionary spending after lower spending in 2020. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, increased from 15.7% for the year ended December 31, 2020 to 16.5% for the corresponding period in 2021.

Impairment Charges.  Impairment charges were $1.2 million and $127.9 million for the years ended December 31, 2021 and 2020, respectively. The impairment charges in 2021 relate to impairments recorded on leases for two Work Truck Solutions locations where we are significantly reducing our footprint. See Note 7 for additional information. The impairment charges in 2020 relate to goodwill impairment taken on our Municipal and Dejana reporting units of $47.8 and $80.1 million, respectively, due to reduced performance in 2020 and projected future years as a result of the COVID-19 pandemic and chassis and other supply chain constraints. See Note 2 for additional information.

Interest Expense. Interest expense was $11.8 million for the year ended December 31, 2021 compared to $20.2 million in the corresponding period in 2020. The decrease in interest expense for the year ended December 31, 2021 was primarily due to lower interest paid on our term loan of $3.7 million due to the decrease in principal balance from the June 9, 2021 refinancing. The decrease in the year ended December 31, 2021 was also due to a ($1.2) million gain in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge in the year ended December 31, 2021, respectively, compared to a $2.9 million loss in the year ended December 31, 2020. The remaining decrease in interest expense was due to lower interest paid on our floor plan financing agreement. See Note 9 for additional information.

Debt Modification Expense. Debt modification expense was $3.5 million in the year ended December 31, 2020. The debt modification expense in 2020 related to fees incurred in conjunction with the Company’s June 8, 2020 refinancing of its Term Loan and Revolving Credit Agreement.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $4.9 million in the year ended December 31, 2021. The loss on extinguishment of debt in 2021 related to fees incurred in conjunction with the Company’s June 9, 2021 refinancing of its Credit Agreement. The previous debt was considered extinguished, as all lenders on our previous term loan exited their positions in conjunction with changing from a Term Loan B to a Term Loan A arrangement.

Income Tax Expense. Our effective combined federal and state tax rate for 2021 was 11.3% compared to 12.4% for 2020. The effective tax rate for the year ended December 31, 2021 was lower than the Company’s historical annual effective tax rates due to a discrete tax benefit of $3.3 million related to favorable income tax audit results in states in which we file. The following items caused the effective tax rate for the year ended December 31, 2020 to be significantly lower than the Company’s historical annual effective tax rate:

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

Net Income (Loss).  Net income for the year ended December 31, 2021 was $30.7 million compared to net loss of $86.6 million for 2020, an increase of $117.3 million. This increase was driven by the factors described above.

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

Interest Expense. Interest expense was $20.2 million for the year ended December 31, 2020 compared to $16.8 million in the corresponding period in 2019. The increase in interest expense for the year ended December 31,

2020 was primarily due to $2.9 million in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge, as well as higher interest paid on our term loan of $1.3 million, due to the increase in principal balance from the June 8, 2020 refinancing slightly offset by a $20.0 million voluntary prepayment made in January 2020. This increase in interest expense was somewhat offset by lower revolver interest of $0.7 million in the year ended December 31, 2020, as a result of decreased short-term borrowings when compared to the prior year. See Note 9 for additional information.

Debt Modification Expense. Debt modification expense was $3.5 million in the year ended December 31, 2020, compared to $0.0 million in the prior year. The debt modification expense in 2020 related to fees incurred in conjunction with the Company’s June 8, 2020 refinancing of its Term Loan and Revolving Credit Agreement.

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

Discussion of Critical Accounting Policies and Estimates

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates used in revenue recognition and the impairment assessment of indefinite lived intangible assets and goodwill.

We believe the following are the critical accounting policies and estimates that affect our financial condition and results of operations.

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

Indefinite Lived Intangible Assets

We perform an annual impairment test for our indefinite lived intangible assets, and more frequently if an event or circumstances indicate that an impairment loss has been incurred. We carry tradenames associated with each of our three reporting units. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of impairment is determined by the amount the carrying value of the intangible asset exceeds its fair value.  If the fair value of the tradename is greater than the carrying amount, there is no impairment. If the carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2021, 2020 and 2019 resulted in no adjustment to the carrying value of our indefinite lived intangible assets.

Our indefinite lived intangible assets could be impaired in future periods. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

●	a prolonged global economic crisis;
●	significant inflation or disruptions in the supply of chassis or component parts, as a result from computer chip shortages or otherwise;
●	a decrease in the demand for our products;
●	the inability to develop new and enhanced products and services in a timely manner;
●	a significant adverse change in legal factors or in the business climate;
●	an adverse action or assessment by a regulator; and
●	successful efforts by our competitors to gain market share in our markets.

At December 31, 2021, our Dejana reporting unit had tradenames of $14.0 million and an estimated fair  value of $17.9 million. If we are unable to attain the financial projections used in calculating the fair value, or if there are significant market conditions impacting the market approach, including the factors noted above, our Dejana tradenames could be at risk of impairment. If we experience further delays by our supplier and OEM partners in the production and delivery of chassis for a prolonged period of time, which could negatively affect our financial results, the Dejana tradenames may be impaired. The discount rate and royalty rate used in the calculation of the fair value are sensitive and based on our assumptions, and changes to those assumptions could cause the Dejana tradenames to be at risk of impairment. There were no indicators of impairment subsequent to the December 31, 2021 impairment test.

Goodwill

We perform an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  We have determined we have three reporting units, and all significant decisions are made on a company-wide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2021 and 2019 resulted in no adjustment to the carrying value of our goodwill. During the second quarter of 2020, the Company identified a triggering event as there had been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test as of June 30, 2020 for each of its reporting units, and subsequently performed its annual impairment testing as of December 31, 2020.

The Work Truck Attachments segment consists of one reporting unit: Commercial Snow & Ice. The impairment tests performed as of June 30, 2020, December 31, 2020 and December 31, 2021 indicated no impairment for the Commercial Snow & Ice reporting unit. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, all $47,799 of the Municipal goodwill balance was recorded as an impairment charge during year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income. At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, all $80,073 of the Dejana goodwill balance was recorded as an impairment charge during the year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income.

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

On February 16, 2022, the Company’s Board of Directors authorized the purchase of up to $50 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. The Company did not make any purchases through February 22, 2022, the filing date of this Form 10-K

As of December 31, 2021, we had liquidity comprised of approximately $37.0 million in cash and cash equivalents and borrowing availability of approximately $99.1 million under our revolving credit facility. Prior to the entry into our new Credit Agreement on June 9, 2021, borrowing availability under our revolving credit facility was governed by a borrowing base, the calculation of which included cash on hand. Accordingly, use of cash on hand may have also resulted in a reduction in the amount available for borrowing under our revolving credit facility. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. In consideration of the COVID-19 pandemic, we expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for both 12 months from the date of this report, as well as beyond 12 months from the date of this report.

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2019, 2020 and 2021.

	Year ended December 31,
Cash Flows (in thousands)	2019	2020	2021
Net cash provided by operating activities	$77,296	$53,366	$60,535
Net cash used in investing activities	(11,533)	(14,490)	(11,208)
Net cash used in financing activities	(57,918)	(33,511)	(53,393)

Increase (Decrease) in cash	$7,845	$5,365	$(4,066)

Sources and Uses of Cash

During the three-year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre-season shipping period.

The following table shows our cash and cash equivalents and inventories at December 31, 2019, 2020 and 2021.

	December 31,
	2019	2020	2021
	(in thousands)
Cash and cash equivalents	$35,665	$41,030	$36,964
Inventories	77,942	79,482	104,019

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

We had cash and cash equivalents of $37.0 million at December 31, 2021 compared to cash and cash equivalents of $41.0 million at December 31, 2020. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2020	2021	Change
Net cash provided by operating activities	$53,366	$60,535	$7,169	13.4%
Net cash used in investing activities	(14,490)	(11,208)	3,282	22.7%
Net cash used in financing activities	(33,511)	(53,393)	(19,882)	(59.3)%

Increase (Decrease) in cash	$5,365	$(4,066)	$(9,431)	175.8%

Net cash provided by operating activities increased $7.2 million from the year ended December 31, 2020 to the year ended December 31, 2021. The increase in cash provided by operating activities was due to a $13.9 million increase in net income (loss) adjusted for reconciling items as a result of the higher net income in the year ended December 31, 2021 and $6.7 million in unfavorable working capital changes. The largest driver negatively impacting working capital was an increase in inventories due to inflationary increases in the cost of inventory, as well as carrying elevated levels of inventory in anticipation of supply chain disruptions. Somewhat offsetting this negative impact on working capital was a favorable increase in accounts payable driven by the increase in inventory, and a favorable decrease in accounts receivable on strong collections.

Net cash used in investing activities decreased $3.3 million for the year ended December 31, 2021, compared to the corresponding period in 2020 due to a decrease in capital expenditures.

Net cash used in financing activities increased $19.9 million for the year ended December 31, 2021 as compared to the corresponding period in 2020. The increase was primarily a result of our debt refinancing that occurred on June 9, 2021 where we borrowed $225.0 million, compared to our debt refinancing on June 8, 2020, where we borrowed $275.0 million. We had no outstanding borrowings under our revolving credit facility at either December 31, 2021 or December 31, 2020.  See Note 9 for additional information.

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

Net cash provided by operating activities decreased $23.9 million from the year ended December 31, 2019 to the year ended December 31, 2020. The decrease in cash provided by operating activities was due to a $23.8 million decrease in net income (loss) adjusted for reconciling items as a result of the higher net loss in the year ended December 31, 2020 and $0.1 million in unfavorable working capital changes. The largest driver negatively impacting working capital was the buildup of inventory in the current year in anticipation of supply chain constraints related to the COVID-19 pandemic. The increase in inventory was partially offset by a favorable change related to a decrease in accounts receivable due to entering 2020 with a higher accounts receivable balance when compared to the prior year, as well as lower sales in the year ended December 31, 2020 compared to the year ended December 31, 2019.

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

Net cash provided by operating activities was $60.5 million in the year ended December 31, 2021 as compared to $53.4 million in the year ended December 31, 2020. Free cash flow (as defined below) for the year ended December 31, 2021 was $49.3 million compared to $38.9 million in 2020, an increase in free cash flow of $10.4 million, or 26.7%. The increase in free cash flow is primarily a result of an increase in cash provided by operating activities of $7.2 million and a decrease in capital expenditures of $3.3 million, as discussed above under “Liquidity and Capital Resources.” Free cash flow for the year ended December 31, 2020 was $38.9 million compared to $65.8 million in 2019, a decrease in free cash flow of $26.9 million, or 40.9%. The decrease in free cash flow is primarily a result of a decrease in cash provided by operating activities of $23.9 million and an increase in capital expenditures of $3.0 million.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	For the year ended December 31,
	2019	2020	2021

	(in thousands)
Net cash provided by operating activities	$77,296	$53,366	$60,535
Acquisition of property and equipment	(11,533)	(14,490)	(11,208)
Free cash flow	$65,763	$38,876	$49,327

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, pension termination costs, stock based compensation, severance, restructuring charges, loss on disposal of fixed assets related to facility relocations, litigation proceeds, certain non-cash purchase accounting expenses, impairment charges, expenses related to debt modifications, loss on extinguishment of debt, and incremental costs related to the COVID-19 pandemic. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results.  We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

Adjusted EBITDA for the year ended December 31, 2021 was $79.5 million compared to $74.9 million in 2020, an increase of $4.6 million, or 6.1%. Adjusted EBITDA for the year ended December 31, 2020 was $74.9 million compared to $108.1 million in 2019, a decrease of $33.2 million, or 30.7%. In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2017	2018	2019	2020	2021

	(in thousands)
Net income (loss)	$55,324	$43,905	$49,166	$(86,553)	$30,691

Interest expense—net	18,336	16,943	16,782	20,238	11,839
Income tax expense (benefit)	(2,409)	11,854	13,451	(12,276)	3,897
Depreciation expense	7,183	7,613	8,256	8,806	9,634
Amortization	11,401	11,472	10,956	10,931	10,682
EBITDA	89,835	91,787	98,611	(58,854)	66,743
Purchase accounting (1)	(1,786)	(900)	(417)	(2,017)	-
Stock based compensation	3,500	4,550	3,239	2,830	5,794
Impairment charges	-	-	-	127,872	1,211
Debt modification expense	-	-	-	3,542	-
Loss on extinguishment of debt	-	-	-	-	4,936
Litigation proceeds	(1,275)	-	(200)	-	-
Pension termination	-	-	6,609	-	-
COVID-19 (2)	-	-	-	1,391	82
Other charges (3)	653	1,006	263	128	770
Adjusted EBITDA	$90,927	$96,443	$108,105	$74,892	$79,536

(1)	Reflects $1,786 in reversal of earnout compensation related to Dejana in the year ended December 31, 2017. Reflects $900 in reversal of earnout compensation related to Dejana in the year ended December 31, 2018. Reflects $217 in reversal of earnout compensation related to Henderson, and $200 in reversal of earnout compensation related to Dejana, in the year ended December 31, 2019. Reflects $17 in reversal of earnout compensation related to Henderson, and $2,000 in reversal of earnout compensation related to Dejana, in the year ended December 31, 2020.

(2)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(3)	Reflects expenses and accrual reversals for one time, unrelated legal, and consulting fees, severance, restructuring charges, and loss on disposal of fixed assets related to facility relocation for the periods presented.

The following table presents Adjusted EBITDA by segment for the years ended December 31, 2021 and 2020.

	For the year ended December 31,
	2020	2021
Adjusted EBITDA
Work Truck Attachments	$62,532	$77,369
Work Truck Solutions	12,360	2,167
	$74,892	$79,536

Adjusted EBITDA at our Work Truck Attachment segment were $77.4 million for the year ended December 31, 2021 compared to $62.5 million in the year ended December 31, 2020, an increase of $14.9 million primarily due to pricing actions and higher volumes on increased end user demand as well as pandemic-related disruptions that negatively impacted 2020 results, somewhat offset by material and freight inflation and the timing of price increases.

                Adjusted EBITDA at our Work Truck Solutions segment were $2.2 million for the year ended December 31, 2021 compared to $12.4 million in the year ended December 31, 2020, a decrease of $10.2 million due to lower volumes as a result of chassis and component shortages affecting production and deliveries, as well as materials and freight inflation.

Adjusted Net Income (Loss) and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, pension termination costs, severance, restructuring charges, loss on disposal of fixed assets related to facility relocations litigation proceeds, non-cash purchase accounting adjustments, tax reform, certain charges related to unrelated legal fees and consulting fees, expenses related to debt modifications, loss on extinguishment of debt, incremental costs incurred related to the COVID-19 pandemic, and adjustments on derivatives not classified as hedges, net of their income tax impact.  Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income (Loss) and Adjusted Earnings Per Share are useful in assessing our financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of Adjusted Net Income (Loss) for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

	For the year ended December 31,
	2017	2018	2019	2020		2021

	(in thousands, except per share amounts)
Net income (loss) (GAAP)	$55,324	$43,905	$49,166		$(86,553)	$30,691
Adjustments:
- Purchase accounting (1)	(1,786)	(900)	(417)		(2,017)	-
- Stock based compensation	3,500	4,550	3,239		2,830	5,794
- Impairment charges	-	-	-		127,872	1,211
- Debt modification expense	-	-	-		3,542	-
- Loss on extinguishment of debt	-	-	-		-	4,936
- Litigation proceeds	(1,275)	-	(200)		-	-
- Pension termination	-	-	6,609		-	-
- COVID-19 (2)	-	-	-		1,391	82
- Adjustments on derivative not classified as hedge (3)	-	-	-		2,854	(1,192)
- Other charges (4)	653	1,006	263		128	770
- Tax reform (5)	(22,452)	-	-		-	-
Tax effect on adjustments	(415)	(1,164)	(2,373)		(22,200)	(2,900)

Adjusted net income (non-GAAP)	$33,549	$47,397	$56,287		$27,847	$39,392

Weighted average common shares outstanding assuming dilution	22,587,648	22,704,856	22,813,711		22,872,032	22,964,732

Adjusted earnings per common share - dilutive (non-GAAP)	$1.45	$2.04	$2.42		$1.18	$1.67

GAAP diluted earnings (loss) per share	$2.40	$1.89	$2.11		$(3.81)	$1.29
Adjustments net of income taxes:
- Purchase accounting (1)	(0.05)	(0.03)	(0.02)		(0.07)	-
- Stock based compensation	0.09	0.15	0.11		0.09	0.20
- Impairment charges	-	-	-		4.72	0.04
- Debt modification expense	-	-	-		0.10	-
- Loss on extinguishment of debt	-	-	-		-	0.16
- Litigation proceeds	(0.04)	-	-		-	-
- Pension termination	-	-	0.22		-	-
- COVID-19 (2)	-	-	-		0.05	-
- Adjustments on derivative not classified as hedge (3)	-	-	-		0.09	(0.04)
- Other charges (4)	0.02	0.03	-		0.01	0.02
- Tax reform (5)	(0.97)	-	-		-	-

Adjusted earnings per common share - dilutive (non-GAAP)	$1.45	$2.04	$2.42	$	$1.18	$1.67

(1)	Reflects $1,786 in reversal of earnout compensation related to Dejana in the year ended December 31, 2017. Reflects $900 in reversal of earnout compensation related to Dejana in the year ended December 31, 2018. Reflects $217 in reversal of earnout compensation related to Henderson, and $200 in reversal of earnout compensation related to Dejana in the year ended December 31, 2019. Reflects $17 in reversal of earnout compensation related to Henderson, and $2,000 in reversal of earnout compensation related to Dejana in the year ended December 31, 2020.

(2)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(3)	Reflects non-cash mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(4)	Reflects expenses and accrual reversals for one time, unrelated legal and consulting fees, severance, restructuring charges, and loss on disposal of fixed assets related to facility relocation for the periods presented.
(5)	Reflects one-time benefit associated with the Tax Cuts and Jobs Act of 2017.

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long-term debt and related interest. We have net unrecognized tax benefits of $3.3 million as of December 31, 2021. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2021.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$218,875	$11,137	$25,087	$182,651	$-
Operating leases - third parties (2)	22,481	5,464	8,934	5,389	2,694
Interest on long-term debt (3)	16,611	4,087	7,541	4,983	-

Total contracted cash obligations	$257,967	$20,688	$41,562	$193,023	$2,694
(1)	Long-term debt obligation is presented net of discount of $0.5 million at December 31, 2021.
(2)	Relates to real estate and equipment operating leases with third parties, including five operating leases for Henderson upfit and service center locations and eleven operating leases for Dejana locations.
(3)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2021.

Senior Credit Facilities

See Note 9 for a description of our senior credit facilities and other debt.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure where annual tax-deductible intangible and goodwill amortization expense may be utilized in the event we have sufficient taxable income to utilize such benefit. As we have previously acquired businesses possessing significant intangible assets and goodwill, we have created a favorable tax structure where income tax expense is greater than book amortization expense. We expect the deductibility of intangible assets and goodwill amortization expense to exceed book by approximately $2.3 million in the year ended December 31, 2022 if we have the taxable income to utilize such benefit.

Impact of Inflation

Inflation in materials, freight and labor had a material impact on our profitability in 2021 and we expect ongoing inflationary pressures may also impact our profitability in 2022. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog.  In 2021 and in previous years, including in 2019, as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward. See “Risk Factors— The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline”.

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

Our Work Truck Attachments segment revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our Work Truck Attachments segment first quarter revenue has varied from approximately $18.0 million to approximately $42.0 million between 2017 and 2021. During the last five-year period,  net income (loss) during the first quarter has varied from net income of approximately $1.5 million to a net loss of approximately $7.2 million, with an average net loss of $1.0 million.

While our Work Truck Attachments monthly working capital has averaged approximately $69.0 million from 2019 to 2021, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre-season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $79.2 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

As of December 31, 2021, we had outstanding borrowings under our term loan of $218.9 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2021 by $0.0 million, $0.0 million and $0.1 million, respectively. The Company is party to an interest rate swap agreement to reduce its exposure to interest rate volatility. On June 9, 2021, in conjunction with entering into our Credit Agreement, we re-designated our swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive loss. The amortization from Accumulated other comprehensive income into earnings from the previous de-designation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional details on our interest rate swap agreement.

The interest rate swap’s negative fair value at December 31, 2021 was $6.4 million, of which $3.5 million and $2.9 million are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.

As of December 31, 2021, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2021 by $0.1 million, $0.1 million and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage the price risk. If the price of steel increases, including as a result of tariffs, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period in which we were not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in that period.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2021.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect such controls.

Item 9B.  Other Information

None

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

We have adopted a Code of Business Conduct and Ethics that applies to our directors, principal executive officer, principal financial officer and principal accounting officer, as well as all of our employees. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.douglasdynamics.com. The Code of Business Conduct and Ethics is also available in print to any stockholder who requests it in writing from the Corporate Secretary at 11270 W. Park Place Suite 300, Milwaukee, WI 53224. We intend to post on our website any amendments to, or waivers (with respect to our principal executive officer, principal financial officer and controller) from, the Code of Business Conduct and Ethics within four business days of any such amendment or waiver. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2021.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity Compensation plans approved by security holders (1):
2010 Stock Incentive Plan (2):	117,158	$ -	647,641
Equity compensation plans not approved by security holders	-	-	-
Total	117,158	$ -	647,641
(1)	Excludes 212,783 shares of restricted stock previously granted under the Amended and Restated 2010 Stock Incentive Plan.
(2)	Calculated excluding the 117,158 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share unit awards and have no exercise price.

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
10.1

Credit Agreement, dated as of June 9, 2021, among Douglas Dynamics, L.L.C., Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC, Douglas Dynamics, Inc., the banks and financial institutions listed therein, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A. and CIBC Bank USA, as joint lead arrangers and joint bookrunners, CIBC Bank USA, as syndication agent, and Bank of America, N.A. and Citizens Bank, N.A., as co-documentation agents [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K dated June 9, 2021 (File No. 001-34728)].

10.2#

Employment Agreement between Sarah C. Lauber and Douglas Dynamics, LLC, effective August 28, 2017 [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed on August 23, 2017 (File No. 001-34728)].

10.3#

Employment Agreement between Keith Hagelin and Douglas Dynamics, LLC, effective June 30, 2020 [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.’s Form 10-Q for the quarterly period ended June 30, 2020 filed with the Securities and Exchange Commission on August 4, 2020 (File No. 001-34728)].

10.4#

Employment Agreement between Jonathon Sievert and Douglas Dynamics, LLC effective December 22, 2021 [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2021 (File No. 001-34728)].

Exhibit Number	Title
10.5#	Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].
10.6#

Douglas Dynamics, Inc. Annual Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-34728)].

10.7#

Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan [Incorporated by reference to Appendix A to Douglas Dynamics, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 27, 2020 (File No. 001-34728)].

10.8#

Form of Restricted Stock Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.33 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1 (Registration No. 333-164590)].

10.9#

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

10.13#

Form of Restricted Stock Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-34728)].

10.14#

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

10.16#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective in 2021[Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q for the Quarterly period Ended June 30, 2021 (File No. 001-34728)].

10.17#

Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.’s Registration Statement on Form S-1/A filed on March 8, 2010 (Registration No. 333-164590)].

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

Exhibit Number	Title
10.22

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

10.26#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2019 [Incorporated by reference to Exhibit 10.49 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018 (File No. 001-34728)].

10.27#*	Employment Agreement between Linda Evans and Douglas Dynamics, LLC, effective July 31, 2020.
21.1*	Subsidiaries of Douglas Dynamics, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Proxy Statement for the 2022 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2021; except to the extent specifically incorporated by reference, the Proxy Statement for the 2022 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2022.

DOUGLAS DYNAMICS, INC.

By:	/s/ Robert McCormick
Robert McCormick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2022.

/s/ Robert McCormick Robert McCormick	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Sarah Lauber Sarah Lauber	Chief Financial Officer & Secretary (Principal Financial Officer)

/s/ Jon J. Sisulak Jon J. Sisulak	Vice President, Corporate Controller and Treasurer (Controller)

/s/ James L. Janik James L. Janik	Chairman and Director

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Margaret S. Dano Margaret S. Dano	Director

/s/ Kenneth W. Krueger Kenneth W. Krueger	Director

/s/ James D. Staley James D. Staley	Director

/s/ Donald W. Sturdivant Donald W. Sturdivant	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Douglas Dynamics Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Douglas Dynamics Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Indefinite Lived Intangible Tradename– Dejana– Refer to Note 2 and 8 to the Financial Statements

Critical Audit Matter Description

The Company tests the Dejana indefinite lived intangible tradename for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable by comparing the fair value of the indefinite lived tradename to its carrying value. The Company determines the fair value of the indefinite lived tradename using the relief from royalty method. The significant assumptions used in the determination of the fair value include revenue attributable to the asset, royalty rate and the discount rate, reflecting the risks inherent in the future cash flow stream. Changes in these assumptions could have significant impacts on the fair value of the indefinite lived intangible amount, and the amount of any impairment charge, if any. The Dejana indefinite lived intangible balance was $14 million as of December 31, 2021. The fair value of the Dejana indefinite lived intangible tradename exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized.

The significant estimates and assumptions management makes to estimate the fair value and the sensitivity of Dejana operations to the near-term business disruption from supply chain constraints and rising costs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenue growth, and the selection of royalty and discount rates for the Dejana indefinite lived tradename included the following, among others:

●	We tested the effectiveness of internal controls over the indefinite lived intangible tradename, including those related to management’s revenue growth assumptions as well as the selection of the royalty and discount rates.
●	We evaluated management’s ability to accurately forecast revenue by performing a retrospective review of prior forecasts compared to actual results.
●	We evaluated the reasonableness of management’s forecasts, including the impact of near-term business disruption from supply chain constraints and rising costs, by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports of the Company and companies in its peer group.
●	With the assistance of our fair value specialists, we evaluated the fair value methodology, the royalty rate and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations. Specific to the discount rate, we considered the inputs and calculations, and we developed a range of independent estimates and compared those to the respective discount rates selected by management. Specific to the royalty rate, we considered the external information used in developing management’s estimate, and we developed a range of independent estimates which we compared to the royalty rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 22, 2022

We have served as the Company's auditor since 2017.

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$36,964	$41,030
Accounts receivable, net	71,035	83,195
Inventories	104,019	79,482
Inventories - truck chassis floor plan	2,655	8,146
Refundable income taxes paid	1,222	-
Prepaid and other current assets	4,536	5,334
Total current assets	220,431	217,187
Property, plant and equipment, net	66,787	64,320
Goodwill	113,134	113,134
Other intangible assets, net	142,109	152,791
Operating leases - right of use asset	18,462	21,441
Non-qualified benefit plan assets	10,347	9,041
Other long-term assets	1,206	1,288
Total assets	$572,476	$579,202

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$27,375	$16,284
Accrued expenses and other current liabilities	36,126	30,831
Floor plan obligations	2,655	7,885
Operating lease liability - current	4,623	4,326
Income tax payable	-	5,214
Current portion of long-term debt	11,137	1,666
Total current liabilities	81,916	66,206
Retiree benefits and deferred compensation	17,170	15,804
Deferred income taxes	29,789	26,681
Long-term debt, less current portion	206,058	236,676
Operating lease liability - noncurrent	15,408	17,434
Other long-term liabilities	7,525	16,197
Commitments and contingencies (Note 16)
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,980,951 and 22,857,457 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	230	229
Additional paid-in capital	163,552	157,758
Retained earnings	51,881	47,712
Accumulated other comprehensive loss, net of tax	(1,053)	(5,495)
Total shareholders' equity	214,610	200,204
Total liabilities and shareholders' equity	$572,476	$579,202

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2021	2020	2019
Net sales	$541,453	$480,154	$571,710
Cost of sales	399,581	351,874	402,893
Gross profit	141,872	128,280	168,817
Selling, general, and administrative expense	78,844	64,617	71,288
Impairment charges	1,211	127,872	-
Intangibles amortization	10,682	10,931	10,956
Income (loss) from operations	51,135	(75,140)	86,573
Interest expense, net	(11,839)	(20,238)	(16,782)
Debt modification expense	-	(3,542)	-
Loss on extinguishment of debt	(4,936)	-	-
Pension termination	-	-	(6,609)
Other income (expense), net	228	91	(565)
Income (loss) before taxes	34,588	(98,829)	62,617
Income tax expense (benefit)	3,897	(12,276)	13,451
Net income (loss)	$30,691	$(86,553)	$49,166
Earnings (loss) per share:
Basic earnings (loss) per common share attributable to common shareholders	$1.31	$(3.81)	$2.13
Earnings (loss) per common share assuming dilution attributable to common shareholders	$1.29	$(3.81)	$2.11
Cash dividends declared and paid per share	$1.14	$1.12	$1.09

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years ended December 31,
	2021	2020	2019
Net income (loss)	$30,691	$(86,553)	$49,166
Other comprehensive income (loss):
Adjustment for pension and postretirement benefit liability, net of tax of ($120) in 2021, $34 in 2020 and ($94) in 2019	329	(97)	351
Pension termination, net of tax of ($2,237) in 2019	-	-	6,380
Adjustment for interest rate swap, net of tax of ($1,370) in 2021, $899 in 2020 and $1,211 in 2019	4,113	(2,584)	(3,496)
Total other comprehensive income (loss), net of tax	4,442	(2,681)	3,235
Comprehensive income (loss)	$35,133	$(89,234)	$52,401

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Loss	Total

Balance at December 31, 2018	22,700,991	$227	$151,813	$136,765	$(6,049)	$282,756
Net income	—	—	—	49,166	—	49,166
Dividends paid	—	—	—	(25,183)	—	(25,183)
Adjustment for pension and postretirement benefit liability, net of tax of ($94)	—	—	—	—	351	351
Adjustment for interest rate swap, net of tax of $1,211	—	—	—	—	(3,496)	(3,496)
Pension termination, net of tax of ($2,237)	—	—	—	—	6,380	6,380
Shares withheld on restricted stock vesting	—	—	(50)	—	—	(50)
Stock based compensation	94,421	1	3,238	—	—	3,239
Balance at December 31, 2019	22,795,412	$228	$155,001	$160,748	$(2,814)	$313,163
Net loss	—	—	—	(86,553)	—	(86,553)
Dividends paid	—	—	—	(25,926)	—	(25,926)
Impact due to adoption of ASC 2016-13 (credit losses), net of tax of $193	—	—	—	(557)	—	(557)
Adjustment for pension and postretirement benefit liability, net of tax of $34	—	—	—	—	(97)	(97)
Adjustment for interest rate swap, net of tax of $899	—	—	—	—	(2,584)	(2,584)
Shares withheld on restricted stock vesting	—	—	(72)	—	—	(72)
Stock based compensation	62,045	1	2,829	—	—	2,830
Balance at December 31, 2020	22,857,457	$229	$157,758	$47,712	$(5,495)	$200,204
Net income	—	—	—	30,691	—	30,691
Dividends paid	—	—	—	(26,522)	—	(26,522)
Adjustment for pension and postretirement benefit liability, net of tax of ($120)	—	—	—	—	329	329
Adjustment for interest rate swap, net of tax of ($1,370)	—	—	—	—	4,113	4,113
Stock based compensation	123,494	1	5,794	—	—	5,795
Balance at December 31, 2021	22,980,951	$230	$163,552	$51,881	$(1,053)	$214,610

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$30,691	$(86,553)	$49,166
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,316	19,737	19,212
Amortization of deferred financing costs and debt discount	894	1,364	1,214
Debt modification expense	-	267	-
Loss on extinguishment of debt	4,936	-	-
Gain on disposal of fixed assets	(220)	-	-
Stock-based compensation	5,794	2,830	3,239
Adjustments on derivatives not designated as hedges	(1,192)	2,854	-
Provision for losses on accounts receivable	67	1,081	1,361
Deferred income taxes	1,618	(19,598)	(2,123)
Impairment charges	1,211	127,872	-
Non-cash lease expense	1,768	4,182	3,672
Earnout liability	-	(2,017)	(417)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,093	3,038	(7,747)
Inventories	(24,276)	(1,801)	4,054
Prepaid assets, refundable income taxes and other assets	(1,714)	(3,715)	(2,140)
Accounts payable	10,418	(21)	(2,562)
Accrued expenses and other current liabilities	42	6,577	6,491
Benefit obligations and other long-term liabilities	(1,911)	(2,731)	3,876
Net cash provided by operating activities	60,535	53,366	77,296
Investing activities
Capital expenditures	(11,208)	(14,490)	(11,533)
Net cash used in investing activities	(11,208)	(14,490)	(11,533)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	-	(72)	(50)
Payments of financing costs	(1,371)	(1,133)	-
Borrowings on long-term debt	224,438	270,875	-
Dividends paid	(26,522)	(25,926)	(25,183)
Repayment of long-term debt	(249,938)	(277,255)	(32,685)
Net cash used in financing activities	(53,393)	(33,511)	(57,918)
Change in cash and cash equivalents	(4,066)	5,365	7,845
Cash and cash equivalents at beginning of year	41,030	35,665	27,820
Cash and cash equivalents at end of year	$36,964	$41,030	$35,665
Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$34,432	$38,167	$44,929
Pension settlement	$-	$-	$6,609
Supplemental disclosure of cash flow information
Income taxes paid	$9,768	$4,279	$13,283
Interest paid	$12,307	$16,841	$15,779

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

Douglas Dynamics, Inc. (the “Company,”) is a premier manufacturer and upfitter of commercial vehicle attachments and equipment. The Company’s portfolio includes snow and ice management attachments sold under the BLIZZARD®, FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands, turf care equipment under the TURFEX® brand, and industrial maintenance equipment under the SWEEPEX® brand.  The Company’s portfolio also includes the up-fit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands. The Company is headquartered in Milwaukee, WI and currently owns manufacturing and upfit facilities in Milwaukee, WI, Manchester Iowa, Rockland, ME,  Madison Heights, MI and Huntley, IL. The Company also leases fifteen manufacturing and upfit and service facilities located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island.  Additionally, the Company operates a sourcing office in China.

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

Recently adopted accounting standards

There were no accounting standards adopted in the year ended December 31, 2021. See Note 22 for a summary of recent accounting pronouncements not yet adopted and the Company’s evaluation of their impact on the financial statements.

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

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

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

The Company carries its accounts receivable at their face amount less an allowance for credit losses. The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. Management evaluated the need for an additional allowance for credit losses related to economic conditions arising from the COVID-19 pandemic. Management has not seen indications of customers going out of business and not being able to pay their bills (although the receivables may become more aged). Management believes customers of the Work Truck Attachments segment have long-standing relationships with the Company, and are mature dealers that are likely able to weather the pandemic. Many Work Truck Solutions customers are governments and municipal entities who management believes are highly unlikely to default. In addition management believes Work Truck Solutions has long-standing relationships with its customers, and the customers are in general mature dealers that are unlikely to default as a result of the pandemic. Therefore, as of December 31, 2021 and 2020, no additional reserve related to the COVID-19 pandemic was deemed necessary. As of December 31, 2021 the Company had an allowance for credit losses on its trade accounts receivable of $1,430 and $1,540 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2020 the Company had an allowance for credit losses on its trade accounts receivable of $1,480 and $1,449 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the years ended December 31, 2021 and 2020:

	Balance at	Additions		Changes to	Balance at
	December 31,	charged to	Writeoffs	reserve, net	December 31,
	2020	Earnings			2021
Year Ended December 31, 2021
Work Truck Attachments	$1,480	$(60)	$-	$10	$1,430
Work Truck Solutions	1,449	127	(10)	(26)	1,540
Total	$2,929	$67	$(10)	$(16)	$2,970

	Balance at	Adoption of	Additions		Changes to	Balance at
	December 31,	ASU 2016-03	charged to	Writeoffs	reserve, net	December 31,
	2019		earnings			2020
Year Ended December 31, 2020
Work Truck Attachments	$600	$400	$401	$(12)	$91	$1,480
Work Truck Solutions	887	350	680	(416)	(52)	1,449
Total	$1,487	$750	$1,081	$(428)	$39	$2,929

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2021, 2020 and 2019, distributors financed purchases of $10,524, $7,628 and $8,644 through this financing program, respectively. At both December 31, 2021 and December 31, 2020, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by distributors to the third party financing company under this program at December 31, 2021 and 2020 was $8,281 and $7,069, respectively. The Company was not required to repurchase any repossessed inventory for the years ended December 31, 2021, 2020 and 2019.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

The Company is a counterparty to interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  On June 13, 2019 the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR. From June 13, 2019 through March 18, 2020, the interest rate swap was accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

included in Accumulated other comprehensive loss on the Consolidated Balance Sheets would be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive loss into earnings during the years ended December 31, 2021 and 2020 was $568 and $2,243, respectively. A mark-to-market adjustment of ($1,760) and $611 was recorded as Interest expense in the Consolidated Statements of Income for the years ended December 31, 2021 and 2020, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described below, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive loss. The amortization from Accumulated other comprehensive income into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive loss into earnings in the next twelve months is $687.

The negative fair value of the interest rate swap, net of tax, is ($4,756) and ($9,674) at December 31, 2021 and December 31, 2020, respectively, of which ($3,524) and ($7,608) is included in Accumulated other comprehensive loss on the balance sheet as of December 31, 2021 and 2020, respectively. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820 - Fair Value Measurements and Disclosures.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first-in, first-out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

The Company records inventories to include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 9.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2021 and 2020, the Company had $2,655 and $8,146 of chassis inventory and related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

The Company receives, on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis. The aggregate value of all bailment pool chassis on hand as of December 31, 2021 and 2020 was $8,439 and $21,725, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Leases

As of December 31, 2021, sixteen of the Company’s office and upfit and distribution centers were subject to a lease agreement. See Note 7 for additional information on the Company’s leases.

In the year ended December 31, 2021, it was determined that facility leases related to two locations in our Work Truck Solutions segment were impaired. As a result, an impairment of $1.2 million was recorded in the year ended December 31, 2021 and is recorded under Impairment charges in the Company’s Consolidated Statements of Income (Loss), with an offset being a reduction to the Operating lease - right of use asset on our Consolidated Balance Sheets. See Note 7 for additional information.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

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

Depreciation expense was $9,634, $8,806, and $8,256 for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated useful lives of leasehold improvements is the shorter of the remainder of the lease term and twelve years.

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $5,974, $6,089 and $6,256 for the years ended December 31, 2021, 2020 and 2019, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in results of operations.

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

In the year ended December 31, 2021, it was determined that facility leases related to two locations in our Work Truck Solutions segment were impaired. As a result, an impairment of $1.2 million was recorded in the year ended December 31, 2021 and is recorded under Impairment charges in the Company’s Consolidated Statements of Income (Loss), with an offset being a reduction to the Operating lease - right of use asset on our Consolidated Balance Sheets. See Note 7 for additional information.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite-lived intangible assets is estimated based upon an income and market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting units to its carrying value. The Company has determined it has three reporting units. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss would be recognized. Annual impairment tests conducted by the Company on December 31, 2021 resulted in no adjustment to the carrying value of goodwill. During the second quarter of 2020, the Company identified a triggering event as there had been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test as of June 30, 2020 for each of its reporting units, and subsequently performed its annual impairment testing as of December 31, 2020.

The Work Truck Attachments segment consists of one reporting unit: Commercial Snow & Ice. The impairment tests performed as of June 30, 2020 and December 31, 2020 indicated no impairment for the Commercial Snow & Ice reporting unit, which had goodwill of $113,132 at both December 31, 2021 and 2020. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, all $47,799 of the Municipal goodwill balance was recorded as an impairment charge during year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income. At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, all $80,073 of the Dejana goodwill balance was recorded as an impairment charge during the year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangibles over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15  to 19.5 years and noncompete agreements over 4 to 5 years. There were no indicators of impairment during the years ended December 31, 2021 or 2020. The Company had gross intangible assets and accumulated amortization of $273,755 and $131,646, respectively, for the year ended December 31, 2021, of which $177,765 and $98,803 relate to the Work Truck Attachments segment, and $95,990 and $32,843 relate to the Work Truck Solutions segment, respectively. The Company had gross intangible assets and accumulated amortization of $273,755 and $120,964, respectively for the year ended December 31, 2020, of which $177,765 and $93,429 relate to the Work Truck Attachments segment, and $95,990 and $27,535 relate to the Work Truck Solutions segment, respectively.

At December 31, 2021, the Company’s Dejana reporting unit had tradenames of $14,000 and an estimated fair value of $17,900. If the Company is unable to attain the financial projections used in calculating the fair value, or if there are significant market conditions impacting the market approach, the Company’s Dejana tradenames could be at risk of impairment. If the Company experiences further delays by its supplier and OEM partners in the production and delivery of chassis for a prolonged period of time, which could negatively affect the Company’s financial results, the Dejana tradenames may be impaired. The discount rate and royalty rate used in the calculation of the fair value are sensitive and based on the Company’s assumptions, and changes to those assumptions could cause the Dejana tradenames to be at risk of impairment. There were no indicators of impairment subsequent to the December 31, 2021 impairment test.

Income taxes

Deferred income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

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

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2018	$2,386
Amortization of deferred financing costs	(823)
Balance at December 31, 2019	1,563
Deferred financing costs capitalized on new debt	1,133
Write-off of unamortized deferred financing costs	(197)
Amortization of deferred financing costs	(763)
Balance at December 31, 2020	1,736
Deferred financing costs capitalized on new debt	1,409
Write-off of unamortized deferred financing costs	(972)
Amortization of deferred financing costs	(493)
Balance at December 31, 2021	$1,680

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

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at December 31, 2021	Fair Value at December 31, 2020
Assets:
Non-qualified benefit plan assets (a)	$10,347	$9,041

Total Assets	$10,347	$9,041

Liabilities:
Interest rate swaps (b)	6,428	13,073
Long term debt (c)	218,875	241,278

Total Liabilities	$225,303	$254,351
(a)	Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.
(b)	Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $3,479 and $2,949 at December 31, 2021 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively. Interest rate swaps of $4,075 and $8,998 at December 31, 2020 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.
(c)	The fair value of the Company’s long-term debt, including current maturities, is based on rates for instruments with comparable maturities and credit quality (Level 2 inputs), and approximates its carrying value. Prior to the Company’s most recent debt refinancing, the fair value of the Company’s long-term debt, including current maturities, was estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which was a Level 2 input for all periods presented. See Note 9 for additional information. Long-term debt is recorded at carrying amount, net of discount and deferred financing costs, as disclosed on the face of the balance sheet.

Concentration of credit risk

The Company’s cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2021, 2020 and 2019.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

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

Related party transactions

As a result of the Dejana acquisition, the Company had previously engaged in related party leases during  2019 with parties that were affiliated with the former owners of Dejana and remained affiliated with Dejana post - acquisition.  The related parties continued to own land and buildings where Dejana conducts business.  Such leases were entered into at market value. The related party is no longer employed by the Company beginning in April 2019 and therefore was not a related party in 2020 or 2021.  The Company incurred $2,168 of total lease expense to related parties in the year ended December 31, 2019.

There were no other related party transactions during 2019, 2020 or 2021.

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

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, website content and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $3,884, $3,437 and $4,895 for the years ended December 31, 2021, 2020 and 2019, respectively. All costs associated with the Company’s advertising programs are expensed as incurred.

Research and development expenses

Research and development expenses include costs to develop new technologies to enhance existing products and to expand the range of product offerings. Research and development expenses amounted to $10,152, $6,679 and $5,693 for the years ended December 31, 2021, 2020 and 2019, respectively.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

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

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

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

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles increased revenue by $373, decreased revenue by $542 and decreased revenue by $251 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

Disaggregation of Revenue

The following table provides information about disaggregated revenue by customer type and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

Revenue by customer type was as follows:

Year Ended December 31, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 325,707	$ 121,349	$ 447,056
Government	-	46,107	46,107
Fleet	-	38,669	38,669
Other	-	9,621	9,621
Total revenue	$ 325,707	$ 215,746	$ 541,453

Year Ended December 31, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 252,838	$ 114,192	$ 367,030
Government	-	62,762	62,762
Fleet	-	42,590	42,590
Other	-	7,772	7,772
Total revenue	$ 252,838	$ 227,316	$ 480,154

Year Ended December 31, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 293,630	$ 127,484	$ 421,114
Government	-	72,810	72,810
Fleet	-	66,306	66,306
Other	-	11,480	11,480
Total revenue	$ 293,630	$ 278,080	$ 571,710

Revenue by timing of revenue recognition was as follows:

Year Ended December 31, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 325,707	$ 137,904	$ 463,611
Over time	-	77,842	77,842
Total revenue	$ 325,707	$ 215,746	$ 541,453

Year Ended December 31, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 252,838	$ 149,675	$ 402,513
Over time	-	77,641	77,641
Total revenue	$ 252,838	$ 227,316	$ 480,154

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

Year Ended December 31, 2019	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 293,630	$ 172,269	$ 465,899
Over time	-	105,811	105,811
Total revenue	$ 293,630	$ 278,080	$ 571,710

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the years ended December 31, 2021 and 2020:

Year Ended December 31, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,746	$17,205	$(17,497)	$2,454

Year Ended December 31, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,187	$14,931	$(14,372)	$2,746

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of December 31, 2021 or 2020. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company’s municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized all of the amount that was included in contract liabilities at the beginning of the period as revenue in the years ended December 31, 2021 and 2020.

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

Years ended December 31, 2021, 2020 and 2019

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

5. Inventories

Inventories consist of the following:

	December 31,
	2021	2020

Finished goods	$50,416	$39,496
Work-in-process	8,916	8,253
Raw material and supplies	44,687	31,733
	$104,019	$79,482

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 9.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2021 and 2020, the Company had $2,655 and $8,146 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with upfitting and service installations net of

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

the truck chassis.

Unlike the floorplan agreement, the Company does not record inventory related to truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment.  Like the revenue recognized on floorplan arrangement, revenue recognized for upfitting services on chassis acquired through the bailment agreement, are also recognized net of the truck chassis.

6. Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2021	2020

Land	$3,969	$2,378
Land improvements	5,278	4,830
Leasehold improvements	5,405	4,087
Buildings	34,635	29,580
Machinery and equipment	68,939	61,154
Furniture and fixtures	22,275	19,782
Mobile equipment and other	4,737	5,200
Construction-in-process	4,235	11,751
Total property, plant and equipment	149,473	138,762
Less accumulated depreciation	(82,686)	(74,442)
Net property, plant and equipment	$66,787	$64,320

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

7. Leases

The Company has operating leases for manufacturing, upfit and office facilities, land and parking lots, warehousing space and certain equipment. The leases have remaining lease terms of less than one year to 15 years, some of which include options to extend the leases for up to 10 years. Such renewal options were not included in the determination of the lease term unless deemed reasonably certain of exercise. The discount rate used in measuring the lease liabilities is based on the Company’s interest rate on its secured Term Loan Credit Agreement. Certain of the Company’s leases contain escalating rental payments based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In the year ended December 31, 2021, it was determined that facility leases related to two locations in the Company’s Work Truck Solutions segment were impaired. These two facilities are being significantly downsized as part of a restructuring plan, and so it was determined that the carrying value exceeded the fair value of the facilities. As a result, an impairment of $1,211 was recorded in the year ended December 31, 2021 and is recorded under Impairment charges in the Company’s Consolidated Statements of Income (Loss), with an offset being a reduction to the Operating lease - right of use asset on the Company’s Consolidated Balance Sheets. Going forward, the remaining balance of the right of use asset for the impaired leases will be amortized on a straight line basis. The lease liability for the impaired leases will continued to be amortized over the life of the lease.

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Consolidated Statements of Income (Loss), were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease expense	$ 5,663	$ 5,343	$ 4,857
Short term lease cost	$ 278	$ 397	$ 380
Total lease cost	$ 5,941	$ 5,740	$ 5,237

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$ 5,566	$ 5,268	$ 4,679
Non-cash lease expense - right-of-use assets	$ 1,768	$ 4,182	$ 3,672
Right-of-use assets obtained in exchange for operating lease obligations	$ 2,671	$ 3,866	$ 5,325

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	December 31, 2021		December 31, 2020
Operating Leases
Operating lease right-of-use assets	$ 18,462		$ 21,441

Other current liabilities	4,623		4,326
Operating lease liabilities	15,408		17,434
Total operating lease liabilities	$ 20,031		$ 21,760

Weighted Average Remaining Lease Term
Operating leases	62	months	67	months

Weighted Average Discount Rate
Operating leases	4.79%		5.16%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2022	$ 5,464
2023	4,902
2024	4,032
2025	3,260
2026	2,129
Thereafter	2,694
Total Lease Payments	22,481
Less: imputed interest	(2,450)
Total	$ 20,031

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2021
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	71,000	9,000
Customer relationships	80,920	32,366	48,554
Patents	21,136	15,739	5,397
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,901	1,558
Amortizable intangibles, net	196,155	131,646	64,509
Total	$273,755	$131,646	$142,109

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2020
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	67,000	13,000
Customer relationships	80,920	27,196	53,724
Patents	21,136	14,484	6,652
Noncompete agreements	8,640	8,477	163
Trademarks	5,459	3,807	1,652
Amortizable intangibles, net	196,155	120,964	75,191
Total	$273,755	$120,964	$152,791

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

Amortization expense for intangible assets was $10,682, $10,931 and $10,956 for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense for the next five years is as follows:

2022	$10,520
2023	10,520
2024	7,520
2025	6,075
2026	5,450

The weighted average remaining life for intangible assets is 8.2 years at December 31, 2021.

9. Long-Term Debt

Long-term debt is summarized below:

	December 31,
	2021	2020

Term Loan, net of debt discount of $499 and $4,234 at December 31, 2021 and December 31, 2020, respectively	$218,875	$240,078
Less current maturities	11,137	1,666
Long term debt before deferred financing costs	207,738	238,412
Deferred financing costs, net	1,680	1,736
Long term debt, net	$206,058	$236,676

The scheduled maturities on long term debt at December 31, 2021, are as follows:
2022	$11,137
2023	11,137
2024	13,950
2025	19,575
2026	163,076
$218,875

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

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

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

The Credit Agreement was issued at a $563 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $1,409 are being amortized over the term of the loan. The Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt under ASC 470-50, which resulted in the write off of unamortized capitalized deferred financing costs of $972 as well as the write off of unamortized debt discount of $3,964, resulting in a loss on extinguishment of debt of $4,936 in the Consolidated Statement Operations and Comprehensive Income (Loss) for the year ended December 31, 2021.

At December 31, 2021, the Company had outstanding borrowings under the term loan of $218,875, no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $99,050.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of December 31, 2021, the Company is in compliance with the respective covenants.

In accordance with the Company’s prior credit agreements, the Company was required to make additional principal prepayments over the above scheduled payments under certain conditions. This included, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow was defined in the senior credit facilities as consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment was defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt. The Company made a voluntary payment of $30,000 on its debt on February 13, 2019, a voluntary payment of $20,000 on its debt on January 31, 2020, a voluntary payment of $30,000 on its debt on December 31, 2020, and voluntary payment of $20,000 on its debt on March 31, 2021.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31,

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR (with a LIBOR floor of 1.0%). The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive loss on the Consolidated Balance Sheets would be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive loss into earnings during the years ended December 31, 2021 and 2020 was $568 and $2,243, respectively. A mark-to-market adjustment of ($1,760) and $611 was recorded as Interest expense in the Consolidated Statements of Income for the years ended December 31, 2021 and 2020, respectively, related to the swap.

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

The interest rate swap’s negative fair value at December 31, 2021 was $6,428, of which $3,479 and $2,949 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.  The interest rate swap’s negative fair value at December 31, 2020 was $13,073, of which $4,075 and $8,998 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets, respectively.

The Company receives on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2021 and 2020 was $8,439 and $21,725, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 20210, rates were based on prime (3.25% at December 31, 2021) plus a margin ranging from 0% to 8%.  During 2021, the Company incurred $72 in interest on the bailment pool arrangement. During 2020, the Company incurred $269 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $10,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017, which the Company renewed through December 31, 2021.  Under the floor plan agreement the Company receives truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from the Company to the dealer customer. The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%. The obligation under the floor plan agreement as of December 31, 2021 and 2020 is $2,655 and $8,146, respectively. During 2021, the Company incurred $108 in interest on the floor plan arrangements. During 2020, the Company incurred $224 in interest on the floor plan arrangements.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2021	2020

Payroll and related costs	$13,299	$10,240
Employee benefits	8,933	7,642
Accrued warranty	3,645	3,392
Interest rate swaps	3,479	4,075
Other	6,770	5,482
	$36,126	$30,831

11. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) using the expected value method, and is based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. All of the Company’s warranties are assurance-type warranties. The warranty reserve is $6,368 at December 31, 2021 of which $2,723 is included in Other long-term liabilities and $3,645 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.  At December 31, 2020, the warranty reserve is $5,812 of which $2,420 is included in Other long term liabilities and $3,392 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2021	2020	2019

Balance at the beginning of the period	$5,812	$6,541	$6,174
Warranty provision	5,270	3,202	3,953
Claims paid/settlements	(4,714)	(3,931)	(3,586)
Balance at the end of the period	$6,368	$5,812	$6,541

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

12. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2021	2020	2019
Current:
Federal	$4,246	$5,509	$12,492
State	(1,967)	1,621	3,067
	2,279	7,130	15,559
Deferred:
Federal	1,874	(17,135)	(1,442)
State	(256)	(2,271)	(666)
	1,618	(19,406)	(2,108)
	$3,897	$(12,276)	$13,451

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Federal income tax expense at statutory rate	$7,264	$(20,752)	$13,150
State taxes, net of federal benefit	(1,329)	(2,820)	2,239
Valuation allowance	(101)	1,762	139
Change in uncertain tax positions, net	(705)	679	(601)
Research and development credit	(859)	(536)	(404)
State rate change	(652)	157	(426)
Goodwill impairment	-	10,038	-
Other	279	(804)	(646)
	$3,897	$(12,276)	$13,451

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$756	$754
Inventory reserves	1,505	1,529
Warranty liability	1,551	1,465
Deferred compensation	1,659	1,437
Earnout liabilities	297	354
Pension and retiree health benefit obligations	1,573	1,738
Interest rate swap	1,615	3,373
Accrued vacation	1,440	1,241
Medical claims reserve	48	84
Operating lease liabilities	5,011	5,583
Net operating losses	3,182	3,744
Other accrued liabilities	5,106	4,949
Other	663	-
Valuation allowance	(3,273)	(3,374)
Total deferred tax assets	21,133	22,877
Deferred tax liabilities:
Tax deductible goodwill and other intangibles	(35,609)	(35,953)
Accelerated depreciation	(9,918)	(8,105)
Operating leases - right of use assets	(4,626)	(5,583)
Other	(769)	83
Total deferred tax liabilities	(50,922)	(49,558)
Net deferred tax liabilities	$(29,789)	$(26,681)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $2,356. These loss carry-forwards began to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $2,447 is necessary at December 31, 2021 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit. The Company also carries a valuation allowance for approximately $826 related to non-state net operating loss carry-forwards which are likely to expire prior to the Company’s ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2021	2020	2019
Balance at beginning of year	$1,954	$1,219	$1,795
Increases for tax positions taken in the current year	311	238	131
Increases for tax positions taken in the prior years	0	846	15
Decreases due to settlements with taxing authorities	(991)	(83)	-
Decreases due to lapses in the statute of limitations	(60)	(266)	(722)
Balance at the end of year	$1,214	$1,954	$1,219

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $1,214 at December 31, 2021. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $466 and $586 of accrued interest and penalties is reported as an income tax liability at December 31, 2021 and 2020, respectively. The liability for unrecognized tax benefits is reported in Other Long-term Liabilities on the Consolidated Balance Sheets at December 31, 2021 and 2020.

The Company files income tax returns in the United States (federal) and various states. Tax years open to examination by tax authorities under the statute of limitations include 2018, 2019 and 2020 for Federal and 2017 through 2020 for most states. Tax returns for the 2021 tax year have not yet been filed.

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

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

The reconciliation of the beginning and ending balances of the fair value of plan assets, funded status of plans, and amounts recognized in the consolidated balance sheets consisted of the following:

December 31,
2019

Benefit obligation at beginning of year	$40,182
Service cost	-
Interest cost	1,642
Actuarial loss	166
Benefits paid	(1,451)
Pension settlement	(40,539)
Benefit obligation at end of year	-
Fair value of plan assets at beginning of year	38,053
Actual return on plan assets	3,477
Employer contributions through December 31	460
Pension settlement	(40,539)
Benefits paid	(1,451)
Fair value of plan assets at end of year	-
Funded status at end of year	$-

The components of net periodic pension cost consisted of the following for the years ended December 31,

2019
Components of net periodic pension cost:
Service cost	$-
Interest cost	1,642
Expected return on plan assets	(1,175)
Amortization of net loss	595
Effect of settlement for termination	6,380
Net periodic pension cost	$7,442

The accumulated benefit obligation for all pension plans as of December 31, 2019 was $0.

The Company made required minimum pension funding contributions of $0 to the pension plans in 2019 as a result of the $7,000 in voluntary contributions in 2018. In conjunction with the termination of the plans, the Company made payments of $464 in the fourth quarter of 2019.

Postretirement benefits

The Company provides postretirement healthcare benefits for certain employee groups. The postretirement healthcare plans are contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest until they retire from active employment with the Company and have at least twelve years of service. These benefits can be amended or terminated at any time and are subject to the same ongoing changes as the Company’s healthcare benefits for employees with respect to deductible, co-insurance and participant contributions. Postretirement benefits of $6,031 and $6,486 as of December 31, 2021 and December 31, 2020, respectively, are included in Retiree benefits and deferred compensation in the Consolidated Balance Sheets. Postretirement benefits of $230 and $250 as of December 31, 2021 and December 31, 2020, respectively, are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

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

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31,
	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,736	$6,538
Service cost	137	147
Interest cost	137	191
Participant contributions	52	55
Changes in actuarial assumptions	(790)	(178)
Benefits paid	(11)	(17)
Projected benefit obligation at end of year	$6,261	$6,736
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$230	$250
Retiree health benefit obligation	6,031	6,486
	$6,261	$6,736

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2021	2020	2019
Components of net postretirement health benefit cost:
Service cost	$137	$147	$149
Interest cost	137	191	252
Amortization of net gain	(312)	(310)	(312)
Net postretirement healthcare benefit cost	$(38)	$28	$89

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31
	2021	2020	2019
Discount rate	2.1%	3.0%	4.0%
Immediate healthcare cost trend rate	*	*	**
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	*	**
Participation	60	60	60
*	Health Care Cost Trend rate is assumed to be 7.0% beginning in 2021 gradually reducing to an ultimate rate of 4.5% in 2030.
**	Health Care Cost Trend rate is assumed to be 7.0% beginning in 2020 gradually reducing to an ultimate rate of 4.5% in 2029.
***	Health Care Cost Trend rate is assumed to be 6.8% beginning in 2019 gradually reducing to an ultimate rate of 4.5% in 2028.

The discount rate used to determine the benefit obligation at December 31, 2021 and 2020 is 2.5% and 2.1%, respectively. For December 31, 2021, the health care cost trend rate is assumed to be 7.0% beginning in 2021 gradually reducing to an ultimate rate of 4.5% in 2030. For December 31, 2020, the health care cost trend rate is assumed to be 7.0% beginning in 2020 gradually reducing to an ultimate rate of 4.5% in 2029. For December 31, 2019, the health care cost trend rate is assumed to be 6.8%  beginning in 2019 gradually reducing to an ultimate rate of 4.5% in 2028.

No actuarial gains (losses) remain in accumulated other comprehensive loss related to pension due to the termination of the plans. The amount included in accumulated other comprehensive loss, net of tax, at December 31, 2021, which has not yet been recognized in net periodic OPEB cost was a net actuarial gain of $2,471.

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

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. There were certain plan design changes in the year ended December 31, 2019 which changed the nature of the Company match. The Company matching contributions to the plan were approximately $4,334, $3,899 and $3,627 for the years ended December 31, 2021, 2020 and 2019, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non-discretionary employer contributions. The Company made non-discretionary employer contributions of $0, $0 and $0 in the years ended December 31, 2021, 2020 and 2019, respectively. The Company made discretionary employer contributions of $470 in the year ended December 31, 2021.

Non-qualified plan

The Company also maintains a supplemental non-qualified plan for certain officers and other key employees. Expense for this plan was $475, $523 and $553 for the years ended December 31, 2021, 2020 and 2019,

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

respectively. The amount accrued was $11,139, $9,318 and $7,679 as of December 31, 2021, 2020 and 2019, respectively and is included in Retiree benefits and deferred compensation on the Consolidated Balance Sheets. Amounts were determined based on the fair value of the liability at December 31, 2021, 2020 and 2019, respectively.  The Company holds assets that are substantially equivalent to the liability and are intended to fund the liability. Non-qualified plan assets of $10,347 and $9,041 at December 31, 2021 and December 31, 2020, respectively, are included as Non-qualified benefit plan assets on the Consolidated Balance Sheets.

14. Stock-Based Compensation

2010 Stock Incentive Plan

In in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders and the plan’s term was extended further by the stockholders at the Company’s 2020 annual meeting of stockholders.  The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2021, the Company had 670,403 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

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

In 2013, the Company’s compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $2,988, $1,191 and $1,374 in additional expense in the years ended December 31, 2021, 2020 and 2019, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. The Company’s nominating and governance committee also approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

A summary of RSU activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2018	45,599	33.28	1.32	years
Granted	47,360	36.48	0.76	years
Vested	(56,863)	22.05
Cancelled and forfeited	(420)	36.48
Unvested at December 31, 2019	35,676	36.49	1.40	years
Granted	49,349	49.90	0.80	years
Vested	(48,112)	45.49
Cancelled and forfeited	(891)	49.90
Unvested at December 31, 2020	36,022	42.73	1.40	years
Granted	134,218	44.48	1.07	years
Vested	(88,225)	39.73
Cancelled and forfeited	(2,112)	44.48

Unvested at December 31, 2021	79,903	$48.87	1.91	years

Expected to vest in the future at December 31, 2021	78,921	$48.87	1.91	years

The Company recognized $3,292, $2,263 and $1,819 of compensation expense related to the RSU awards in the years ended December 31, 2021, 2020 and 2019, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2021, expected to be earned through the requisite service period was approximately $1,289 and is expected to be recognized through 2024.

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

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2021, 2020 and 2019 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. Currently the Company expects participants to earn 71,697, 15,632 and 29,829 shares related to the 2021, 2020 and 2019 performance share grants, respectively. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. In the first quarter of 2021 there were 54,391 performance share units that converted into RSUs. The fair value per share of the awards is the closing stock price on the date of grant, which was $49.96, $53.50 and $36.48 for the 2021, 2020 and 2019 grants, respectively.  The

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

Company recognized $2,502, $567 and $1,420 of compensation expense related to the awards granted in the years ended December 31, 2021, 2020, and 2019, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2021, expected to be recognized through the requisite service period was $1,236 and is expected to be recognized through 2024.

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

	2021	2020	2019
Basic earnings (loss) per common share
Net income (loss)	$30,691	$(86,553)	$49,166
Less income allocated to participating securities	503	-	639
Net income (loss) allocated to common shareholders	$30,188	$(86,553)	$48,527
Weighted average common shares outstanding	22,954,523	22,846,467	22,779,057
	$1.31	$(3.81)	$2.13
Earnings (loss) per common share assuming dilution
Net income (loss)	$30,691	$(86,553)	$49,166
Less income allocated to participating securities	503	-	639
Net income (loss) allocated to common shareholders	$30,188	$(86,553)	$48,527
Weighted average common shares outstanding	22,954,523	22,846,467	22,779,057
Incremental shares applicable to stock based compensation	10,209	-	34,654
Weighted average common shares assuming dilution	22,964,732	22,846,467	22,813,711
	$1.29	$(3.81)	$2.11

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

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	2021	2020	2019

Net sales
Work Truck Attachments	$325,707	$252,838	$293,630
Work Truck Solutions	215,746	227,316	278,080
	$541,453	$480,154	$571,710
Adjusted EBITDA
Work Truck Attachments	$77,369	$62,532	$80,747
Work Truck Solutions	2,167	12,360	27,358
	$79,536	$74,892	$108,105
Depreciation and amortization expense
Work Truck Attachments	$11,937	$10,824	$10,217
Work Truck Solutions	8,379	8,913	8,995
	$20,316	$19,737	$19,212
Assets
Work Truck Attachments	$384,566	$365,210	$361,876
Work Truck Solutions	187,910	213,992	343,819
	$572,476	$579,202	$705,695
Capital expenditures
Work Truck Attachments	$10,434	$13,174	$9,417
Work Truck Solutions	1,447	1,508	2,246
	$11,881	$14,682	$11,663

Adjusted EBITDA
Work Truck Attachments	$77,369	$62,532	$80,747
Work Truck Solutions	2,167	12,360	27,358
Total Adjusted EBITDA	$79,536	$74,892	$108,105

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

Less items to reconcile Adjusted EBITDA to Income (Loss) before taxes:
Interest expense - net	11,839	20,238	16,782
Depreciation expense	9,634	8,806	8,256
Amortization	10,682	10,931	10,956
Purchase accounting (1)	-	(2,017)	(417)
Stock based compensation	5,794	2,830	3,239
Impairment charges	1,211	127,872	-
Debt modification expense	-	3,542	-
Loss on extinguishment of debt	4,936	-	-
Litigation proceeds	-	-	(200)
Pension termination	-	-	6,609
COVID-19 (2)	82	1,391	-
Other charges (3)	770	128	263
Income (Loss) before taxes	$34,588	$(98,829)	$62,617

(1)	Reflects $217 in reversal of earnout compensation related to Henderson, and $200 in reversal of earnout compensation related to Dejana in the year ended December 31, 2019. Reflects $17 in reversal of earnout compensation related to Henderson, and $2,000 in reversal of earnout compensation related to Dejana in the year ended December 31, 2020.
(2)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(3)	Reflects expenses and accrual reversals for one time, unrelated legal, severance and consulting fees and loss on disposal of fixed assets related to facility relocation for the periods presented.

18. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2021 and 2020, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 22,980,951 and 22,857,457 shares were issued and outstanding as of December 31, 2021 and 2020, respectively. The par value of the common stock is $0.01 per share.

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

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

19. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Balance at	Additions	Changes to	Balance at
	beginning	charged to	reserve, net (1)	end of year
	of year	earnings
Year ended December 31, 2021
Allowance for credit losses	$2,929	$67	$(26)	$2,970
Valuation of deferred tax assets	3,374	-	(101)	3,273
Year ended December 31, 2020
Allowance for credit losses	$1,487	$1,081	$361	$2,929
Valuation of deferred tax assets	1,612	-	1,762	3,374
Year ended December 31, 2019
Allowance for credit losses	$871	$1,361	$(745)	$1,487
Valuation of deferred tax assets	1,473	-	139	1,612
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

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

20. Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2021 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2020	$(7,608)	$2,113	$(5,495)
Other comprehensive gain before reclassifications	943	589	1,532
Amounts reclassified from accumulated other comprehensive loss: (1)	3,141	(231)	2,910
Balance at December 31, 2021	$(3,524)	$2,471	$(1,053)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(312)
Tax expense	81
Reclassification net of tax	$(231)

Unrealized gains on interest rate swaps reclassified to interest expense	$4,244
Tax expense	(1,103)
Reclassification net of tax	$3,141

(a) – These components are included in the computation of benefit plan costs in Note 13.

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2020 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2019	$(5,023)	$2,209	$(2,814)
Other comprehensive gain (loss) before reclassifications	(5,047)	133	(4,914)
Amounts reclassified from accumulated other comprehensive loss: (1)	2,462	(229)	2,233
Balance at December 31, 2020	$(7,608)	$2,113	$(5,495)

(1) Amounts reclassified from accumulated other comprehensive loss:
Amortization of Other Postretirement Benefit items:
Actuarial gain (a)	$(310)
Tax expense	81
Reclassification net of tax	$(229)

Unrealized gains on interest rate swaps reclassified to interest expense	$3,327
Tax expense	(865)
Reclassification net of tax	$2,462

(a) – These components are included in the computation of benefit plan costs in Note 13.

21. Quarterly Financial Information (Unaudited)

	2021
	First	Second	Third	Fourth

Net sales	$103,342	$157,530	$127,636	$152,945
Gross profit	$26,252	$48,798	$30,635	$36,187
Income before taxes	$665	$14,919	$8,234	$10,770
Net income	$742	$14,103	$7,030	$8,816
Basic net earnings per common share attributable to common shareholders	$0.03	$0.60	$0.30	$0.38
Earnings per common share assuming dilution attributable to common shareholders	$0.03	$0.60	$0.30	$0.37
Dividends per share	$0.29	$0.29	$0.29	$0.29

Douglas Dynamics, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands Except Per Share Data)

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

23.  Subsequent Events

On February 16, 2022, the Company’s Board of Directors authorized the purchase of up to $50 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. The Company did not make any purchases through February 22, 2022, the filing date of this Form 10-K.