Form 10-Q
period 2022-03-31
DOUGLAS DYNAMICS, INC
filed 2022-05-03
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-34728

DOUGLAS DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4275891
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11270 W Park Place Ste 300

Milwaukee, Wisconsin 53224

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

Number of shares of registrant’s common shares outstanding as of May 3, 2022 was 22,886,793.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,212	$36,964
Accounts receivable, net	43,058	71,035
Inventories	143,839	104,019
Inventories - truck chassis floor plan	1,469	2,655
Refundable income taxes paid	1,473	1,222
Prepaid and other current assets	4,830	4,536
Total current assets	202,881	220,431
Property, plant, and equipment, net	65,635	66,787
Goodwill	113,134	113,134
Other intangible assets, net	139,479	142,109
Operating lease - right of use asset	17,264	18,462
Non-qualified benefit plan assets	10,140	10,347
Other long-term assets	1,927	1,206
Total assets	$550,460	$572,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,218	$27,375
Accrued expenses and other current liabilities	27,243	36,126
Floor plan obligations	1,469	2,655
Operating lease liability - current	4,483	4,623
Short term borrowings	12,000	-
Current portion of long-term debt	11,137	11,137
Total current liabilities	73,550	81,916
Retiree benefits and deferred compensation	17,248	17,170
Deferred income taxes	30,767	29,789
Long-term debt, less current portion	203,367	206,058
Operating lease liability - noncurrent	14,329	15,408
Other long-term liabilities	4,108	7,525
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,976,150 and 22,980,951 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	230	230
Additional paid-in capital	162,451	163,552
Retained earnings	41,225	51,881
Accumulated other comprehensive income (loss), net of tax	3,185	(1,053)
Total stockholders’ equity	207,091	214,610
Total liabilities and stockholders’ equity	$550,460	$572,476

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2022	2021

	(unaudited)

Net sales	$102,601	$103,342
Cost of sales	81,537	77,090
Gross profit	21,064	26,252
Selling, general, and administrative expense	21,373	19,899
Intangibles amortization	2,630	2,705
Income (loss) from operations	(2,939)	3,648
Interest expense, net	(2,113)	(2,975)
Other income (expense), net	127	(8)
Income (loss) before taxes	(4,925)	665
Income tax benefit	(1,017)	(77)
Net income (loss)	$(3,908)	$742
Weighted average number of common shares outstanding:
Basic	22,982,538	22,881,416
Diluted	22,982,538	22,901,979
Earnings (loss) per common share:
Basic	$(0.18)	$0.03
Diluted	$(0.18)	$0.03
Cash dividends declared and paid per share	$0.29	$0.29
Comprehensive income	$330	$1,248

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021

	(unaudited)

Operating activities
Net income (loss)	$(3,908)	$742
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,189	5,013
Gain on sales of fixed asset	(51)	-
Amortization of deferred financing costs and debt discount	121	392
Stock-based compensation	1,900	1,965
Adjustments on derivatives not classified as hedges	(172)	(1,454)
Provision for losses on accounts receivable	75	179
Deferred income taxes	978	324
Non-cash lease expense	1,198	1,036
Changes in operating assets and liabilities:
Accounts receivable	27,902	37,867
Inventories	(39,820)	(20,213)
Prepaid assets, refundable income taxes and other assets	(1,059)	(254)
Accounts payable	(9,315)	3,347
Accrued expenses and other current liabilities	(8,883)	(4,094)
Benefit obligations and other long-term liabilities	(148)	(701)
Net cash provided by (used in) operating activities	(25,993)	24,149
Investing activities
Capital expenditures	(2,198)	(2,177)
Net cash used in investing activities	(2,198)	(2,177)
Financing activities
Repurchase of common stock	(3,001)	-
Dividends paid	(6,748)	(6,790)
Net revolver borrowings	12,000	-
Repayment of long-term debt	(2,812)	(20,688)
Net cash used in financing activities	(561)	(27,478)
Change in cash and cash equivalents	(28,752)	(5,506)
Cash and cash equivalents at beginning of period	36,964	41,030
Cash and cash equivalents at end of period	$8,212	$35,524

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$713	$16,225

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss )	Total
Three Months Ended March 31, 2022
Balance at December 31, 2021	22,980,951	$230	$163,552	$51,881	$(1,053)	$214,610
Net loss	—	—	—	(3,908)	—	(3,908)
Dividends paid	—	—	—	(6,748)	—	(6,748)
Adjustment for postretirement benefit liability, net of tax of $14	—	—	—	—	(41)	(41)
Adjustment for interest rate swap, net of tax of ($1,503)	—	—	—	—	4,279	4,279
Repurchase of common stock	(81,731)	(1)	(3,000)	—	—	(3,001)
Stock based compensation	76,930	1	1,899	—	—	1,900
Balance at March 31, 2022	22,976,150	$230	$162,451	$41,225	$3,185	$207,091

Three Months Ended March 31, 2021
Balance at December 31, 2020	22,857,457	$229	$157,758	$47,712	$(5,495)	$200,204
Net income	—	—	—	742	—	742
Dividends paid	—	—	—	(6,790)	—	(6,790)
Adjustment for pension and postretirement benefit liability, net of tax of $20	—	—	—	—	(58)	(58)
Adjustment for interest rate swap, net of tax of ($194)	—	—	—	—	564	564
Stock based compensation	98,015	1	1,964	—	—	1,965
Balance at March 31, 2021	22,955,472	$230	$159,722	$41,664	$(4,989)	$196,627

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2021 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on February 22, 2022.

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2022 and 2021, and the Condensed Cash Flows for the three months ended March 31, 2022 and 2021 have been prepared by the Company and have not been audited.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which increased revenue by $634 and increased revenue by $428 for the three months ended March 31, 2022 and 2021, respectively.

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

Revenue by customer type was as follows:

Three Months Ended March 31, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 45,776	$ 30,251	$ 76,027
Government	-	12,010	12,010
Fleet	-	11,723	11,723
Other	-	2,841	2,841
Total revenue	$ 45,776	$ 56,825	$ 102,601

Three Months Ended March 31, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$ 41,981	$ 33,648	$ 75,629
Government	-	12,450	12,450
Fleet	-	11,345	11,345
Other	-	3,918	3,918
Total revenue	$ 41,981	$ 61,361	$ 103,342

Revenue by timing of revenue recognition was as follows:

Three Months Ended March 31, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 45,776	$ 34,483	$ 80,259
Over time	-	22,342	22,342
Total revenue	$ 45,776	$ 56,825	$ 102,601

Three Months Ended March 31, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$ 41,981	$ 40,710	$ 82,691
Over time	-	20,651	20,651
Total revenue	$ 41,981	$ 61,361	$ 103,342

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three months ended March 31, 2022 and 2021, respectively:

Three Months Ended March 31, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,454	$2,709	$(2,547)	$2,616

Three Months Ended March 31, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,746	$3,165	$(2,170)	$3,741

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of March 31, 2022 or 2021. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $349 and $415 during the three months ended March 31, 2022 and 2021, respectively, which was included in contract liabilities at the beginning of each period.

3.         Credit Losses

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of March 31, 2022, the Company had an allowance for credit losses on its trade accounts receivable of $1,530 and $1,412 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2021, the Company had an allowance for credit losses on its trade accounts receivable of $1,430 and $1,540 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the three months ended March 31, 2022 and 2021:

	Balance at	Additions		Changes to	Balance at
	December 31,	charged to	Writeoffs	reserve, net	March 31,
	2021	earnings			2022
Three Months Ended March 31, 2022
Work Truck Attachments	$1,430	$100	$-	$-	$1,530
Work Truck Solutions	1,540	(25)	(105)	2	1,412
Total	$2,970	$75	$(105)	$2	$2,942

	Balance at	Additions		Changes to	Balance at
	December 31,	charged to	Writeoffs	reserve, net	March 31,
	2020	earnings			2021
Three Months Ended March 31, 2021
Work Truck Attachments	$1,480	$100	$-	$2	$1,582
Work Truck Solutions	1,449	79	(25)	(39)	1,464
Total	$2,929	$179	$(25)	$(37)	$3,046

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2022	2021
Assets:
Non-qualified benefit plan assets (a)	$10,140	$10,347
Interest rate swaps (b)	725	-

Total Assets	$10,865	$10,347

Liabilities:
Interest rate swaps (b)	$1,199	$6,428
Long-term debt (c)	216,091	218,875
Total Liabilities	$217,290	$225,303

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $1,199 and $725 at March 31, 2022 are included in Accrued expenses and other current liabilities and Other long-term assets, respectively.  Interest rate swaps of $3,479 and $2,949 at December 31, 2021 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

(c)  The fair value of the Company’s long-term debt, including current maturities, is based on rates for instruments with comparable maturities and credit quality (Level 2 inputs), and approximates its carrying value. Prior to the Company’s most recent debt refinancing, the fair value of the Company’s long-term debt, including current maturities, was estimated using discounted cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, which was a Level 2 input. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

5.Inventories

Inventories consist of the following:

	March 31,	December 31,
	2022	2021

Finished goods	$86,654	$50,416
Work-in-process	11,894	8,916
Raw material and supplies	45,291	44,687
	$143,839	$104,019

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  During the fourth quarter of 2021, a separate financing agreement was entered into that does not pass title of the truck chassis upon receipt of the inventory. As a result, most of the floor plan truck chassis previously recorded on the balance sheet fall under this new financing agreement, and only the trucks still covered under the previous floor plan financing agreement remain on the balance sheet. At March 31, 2022 and December 31, 2021, the Company had $1,469 and $2,655, respectively, of chassis inventory and $1,469 and $2,655 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2022	2021

Land	$3,969	$3,969
Land improvements	5,330	5,278
Leasehold improvements	5,423	5,405
Buildings	35,226	34,635
Machinery and equipment	70,026	68,939
Furniture and fixtures	22,587	22,275
Mobile equipment and other	4,724	4,737
Construction-in-process	3,496	4,235
Total property, plant and equipment	150,781	149,473
Less accumulated depreciation	(85,146)	(82,686)
Net property, plant and equipment	$65,635	$66,787

7.	Leases

The Company has operating leases for manufacturing and upfit facilities, land and parking lots, warehousing space and certain equipment. The leases have remaining lease terms of less than one year to 14 years, some of which include options to extend the leases for up to 10 years. Such renewal options were not included in the determination of the lease term unless deemed reasonably certain of exercise. The discount rate used in measuring the lease liabilities is based on the Company’s interest rate on its secured Term Loan Credit Agreement. Certain of the Company’s leases contain escalating rental payments based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In the year ended December 31, 2021, it was determined that facility leases related to two locations in the Company’s Work Truck Solutions segment were impaired. These two facilities are being significantly downsized as part of a restructuring plan, and so it was determined that the carrying value exceeded the fair value of the facilities. As a result, an impairment of $1,211 was recorded in the year ended December 31, 2021, and is recorded under Impairment charges in the Company’s Consolidated Statements of Income (Loss), with an offset being a reduction to the Operating lease - right of use asset on the Company’s Consolidated Balance Sheets. Going forward, the remaining balance of the right of use asset for the impaired leases is being amortized on a straight-line basis. The lease liability for the impaired leases continues to be amortized over the life of the lease.

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease expense	$ 1,399	$ 1,371
Short term lease cost	$ 100	$ 115
Total lease cost	$ 1,499	$ 1,486

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Cash paid for amounts included in the measurement of operating lease liabilities	$ 1,442	$ 1,356
Non-cash lease expense - right-of-use assets	$ 1,198	$ 1,036
Right-of-use assets obtained in exchange for operating lease obligations	$ 46	$ 65

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	March 31, 2022		December 31, 2021
Operating Leases
Operating lease right-of-use assets	$ 17,264		$ 18,462

Other current liabilities	4,483		4,623
Operating lease liabilities	14,329		15,408
Total operating lease liabilities	$ 18,812		$ 20,031

Weighted Average Remaining Lease Term
Operating leases	60	months	62	months

Weighted Average Discount Rate
Operating leases	4.77%		4.79%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2022 (excluding the three months ended March 31, 2022)	$ 4,018
2023	4,899
2024	4,028
2025	3,244
2026	2,118
Thereafter	2,694
Total Lease Payments	21,001
Less: imputed interest	(2,189)
Total	$ 18,812

l

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2022
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	72,000	8,000
Customer relationships	80,920	33,659	47,261
Patents	21,136	16,053	5,083
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,924	1,535
Amortizable intangibles, net	196,155	134,276	61,879
Total	$273,755	$134,276	$139,479

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2021
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	71,000	9,000
Customer relationships	80,920	32,366	48,554
Patents	21,136	15,739	5,397
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,901	1,558
Amortizable intangibles, net	196,155	131,646	64,509
Total	$273,755	$131,646	$142,109

Amortization expense for intangible assets was $2,630 and $2,705 for the three months ended March 31, 2022 and 2021 respectively. Estimated amortization expense for the remainder of 2022 and each of the succeeding five years is as follows:

2022	$7,890
2023	10,520
2024	7,520
2025	6,075
2026	5,450
2027	5,450

9.Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2022	2021

Term Loan, net of debt discount of $472 and $499 at March 31, 2022 and December 31, 2021, respectively	$216,091	$218,875
Less current maturities	11,137	11,137
Long-term debt before deferred financing costs	204,954	207,738
Deferred financing costs, net	1,587	1,680
Long-term debt, net	$203,367	$206,058

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

The Credit Agreement was issued at a $563 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $1,409 are being amortized over the term of the loan. The Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt under ASC 470-50, which resulted in the write off of unamortized capitalized deferred financing costs of $972 as well as the write off of unamortized debt discount of $3,964, resulting in a loss on extinguishment of debt of $4,936 in the Consolidated Statement Operations and Comprehensive Income for the year ended December 31, 2021.

At March 31, 2022, the Company had outstanding borrowings under its term loan of $216,091, $12,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $87,050.  At December 31, 2021, the Company had outstanding borrowings under its term loan of $218,875, no outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $99,050.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of March 31, 2022, the Company was in compliance with the respective covenants.

In accordance with the Company’s prior credit agreements, the Company was required to make additional principal prepayments over the above scheduled payments under certain conditions. This included, in the case of the term loan facility, 100% of the net cash proceeds of certain asset sales, certain insurance or condemnation events, certain debt issuances, and, within 150 days of the end of each fiscal year, 50% of consolidated excess cash flow including a deduction for certain distributions (which percentage is reduced to 0% upon the achievement of certain leverage ratio thresholds), for such fiscal year. Consolidated excess cash flow was defined in the senior credit facilities as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) plus a consolidated working capital adjustment, less the sum of repayments of debt and capital expenditures (subject to certain adjustments), interest and taxes paid in cash, management fees and certain restricted payments (including certain dividends or distributions). Consolidated working capital adjustment was defined in the senior credit facilities as the change in working capital, defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt. The Company made a voluntary payment of $20,000 on its debt on March 31, 2021.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the three months ended March 31, 2022 and 2021 was ($291) and $748, respectively. A mark-to-market adjustment of $119 and ($2,202) was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive income (loss) into earnings in the next twelve months is $687.

The interest rate swap’s negative fair value at March 31, 2022 was $474, of which $1,199 and $725 are included in Accrued expenses and other current liabilities and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swap’s negative fair value at December 31, 2021 was $6,428, of which $3,479 and $2,949 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

10.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	March 31,	December 31,
	2022	2021

Payroll and related costs	$7,000	$13,299
Employee benefits	9,821	8,933
Accrued warranty	3,231	3,645
Interest rate swaps	1,199	3,479
Other	5,992	6,770
	$27,243	$36,126

11.Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $5,451 at March 31, 2022, of which $2,220 is included in Other long-term liabilities and $3,231 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $6,368 at December 31, 2021, of which $2,723 is included in Other long-term liabilities and $3,645 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2022	2021

Balance at the beginning of the period	$6,368	$5,812
Warranty provision	841	970
Claims paid/settlements	(1,758)	(2,105)
Balance at the end of the period	$5,451	$4,677

12.Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares, using the two-class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings (loss) per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net income (loss) per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU’s were 5,194 in the three months ended March 31, 2022.

	Three Months Ended
	March 31,	March 31,
	2022	2021
Basic earnings (loss) per common share
Net income (loss)	$(3,908)	$742
Less income allocated to participating securities	-	11
Net income (loss) allocated to common shareholders	$(3,908)	$731
Weighted average common shares outstanding	22,982,538	22,881,416
	$(0.18)	$0.03

Earnings (loss) per common share assuming dilution
Net income (loss)	$(3,908)	$742
Less income allocated to participating securities	-	11
Net income (loss) allocated to common shareholders	$(3,908)	$731
Weighted average common shares outstanding	22,982,538	22,881,416
Incremental shares applicable to non-participating RSUs	-	20,563
Weighted average common shares assuming dilution	22,982,538	22,901,979
	$(0.18)	$0.03

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $923 and $859 in the three months ended March 31, 2022 and 2021, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s Nominating and Governance Committee of its Board of Directors approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company grants performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $37.57. The Company recognized $659 and $811 of compensation expense related to the awards in the three months ended March 31, 2022 and 2021, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2022 expected to be earned through the requisite service period was approximately $4,274 and is expected to be recognized through 2025.

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

A summary of RSU activity for the three months ended March 31, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term

Unvested at December 31, 2021	79,903	$48.87	1.91	years
Granted	103,358	$36.98	0.93	years
Vested	(77,535)	$40.97
Cancelled and forfeited	(5,612)	$48.58

Unvested at March 31, 2022	100,114	$42.72	1.75	years

Expected to vest in the future at March 31, 2022	97,745	$42.72	1.75	years

The Company recognized $1,241 and $1,154 of compensation expense related to the RSU awards in the three months ended March 31, 2022 and 2021, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2022, expected to be earned through the requisite service period was approximately $2,736 and is expected to be recognized through 2025.

For grants to non-employee directors, vesting occurs as of the grant date. Vested director RSUs are ‘‘settled’’ by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following a termination of service of the participant that constitutes a separation from service, or as soon as reasonably practicable upon grant if such election is made by the non-employee director, and in all events no later than the end of the calendar year in which such termination of service occurs or, if later, two and one-half months after such termination of service. Vested management RSUs are “settled” by the delivery to the participant or a designated brokerage firm of one share of common stock per vested RSU as soon as reasonably practicable following vesting.

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

Separate financial information is available for the two reportable segments. In addition, segment results include an allocation of all corporate costs to Work Truck Attachments and Work Truck Solutions.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Net sales
Work Truck Attachments	$45,776	$41,981
Work Truck Solutions	56,825	61,361
	$102,601	$103,342
Adjusted EBITDA
Work Truck Attachments	$3,044	$8,239
Work Truck Solutions	1,592	2,419
	$4,636	$10,658
Depreciation and amortization expense
Work Truck Attachments	$3,189	$2,801
Work Truck Solutions	2,000	2,212
	$5,189	$5,013
Assets
Work Truck Attachments	$357,438	$355,428
Work Truck Solutions	193,022	201,174
	$550,460	$556,602
Capital Expenditures
Work Truck Attachments	$1,138	$2,097
Work Truck Solutions	218	293
	$1,356	$2,390

Adjusted EBITDA
Work Truck Attachments	$3,044	$8,239
Work Truck Solutions	1,592	2,419
Total Adjusted EBITDA	$4,636	$10,658
Less items to reconcile Adjusted EBITDA to Income (Loss) before taxes:
Interest expense - net	2,113	2,975
Depreciation expense	2,559	2,308
Amortization	2,630	2,705
Stock based compensation	1,900	1,965
COVID-19 (1)	20	40
Other charges (2)	339	-
Income (loss) before taxes	$(4,925)	$665

(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(2)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented.

16.	Income Taxes

The Company’s effective benefit rate was 20.6% and 11.6% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was higher than the same period in the prior year due to discrete tax expense of $93 in the three months ended March 31, 2022 versus a discrete tax benefit of $274 in the three months ended March 31, 2021 related to excess tax from stock compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.Changes in Accumulated Other Comprehensive Income (Loss) by Component

Changes to accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2021	$(3,524)	$2,471	$(1,053)
Other comprehensive gain before reclassifications	3,517	—	3,517
Amounts reclassified from accumulated other comprehensive income (loss): (1)	762	(41)	721
Balance at March 31, 2022	$755	$2,430	$3,185

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(55)
Tax expense	14
Reclassification net of tax	$(41)

Realized losses on interest rate swaps reclassified to interest expense	$1,030
Tax benefit	(268)
Reclassification net of tax	$762

Changes to accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2020	$(7,608)	$2,113	$(5,495)
Other comprehensive loss before reclassifications	(213)	-	(213)
Amounts reclassified from accumulated other comprehensive income (loss): (1)	777	(58)	719
Balance at March 31, 2021	$(7,044)	$2,055	$(4,989)

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(78)
Tax expense	20
Reclassification net of tax	$(58)

Realized losses on interest rate swaps reclassified to interest expense	$1,050
Tax benefit	(273)
Reclassification net of tax	$777

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic (iii) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (iv) the inability of our suppliers and OEM partners to meet our volume or quality requirements; (v) increases in the price of steel or other materials, including as a result of tariffs or inflationary conditions, necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel or freight,  (vii) the effects of laws and regulations (including those enacted in response to the COVID-19 pandemic) and their interpretations on our business and financial condition, including policy or regulatory changes related to climate change; (viii) a significant decline in economic conditions, including as a result of global health epidemics such as COVID-19; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) the effects of laws and regulations and their interpretations on our business and financial condition; (xiv) our inability to develop new products or improve upon existing products in response to end-user needs; (xv) losses due to lawsuits arising out of personal injuries associated with our products; (xvi) factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program; (xvii) our inability to compete effectively against competition; (xviii) our inability to successfully execute our acquisition strategy; and (xix) our inability to achieve the projected financial performance with the business of Henderson Enterprises Group, Inc. (“Henderson”) which we acquired in 2014 or the assets of Dejana, which we acquired in 2016 and unexpected costs or liabilities related to such acquisitions, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

COVID-19 and Other Market Pressures

As a result of the COVID-19 pandemic, including the market volatility, labor shortages, inflationary pressures, especially around the price of steel, and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations were impacted in the three months ended March 31, 2022 and 2021, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic and related market conditions and pressures on our future financial results as the situation remains unpredictable, but the pandemic has had and is likely to continue to have a material impact on our results of operations for the year ended December 31, 2022. In addition, results may continue to be impacted in future quarters due to supply chain constraints and inflation stemming from the pandemic, including constraints around chassis and other component parts, inflation in materials and freight, and labor availability.

 In consideration of the COVID-19 pandemic and other market pressures, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future. We are taking appropriate steps to mitigate the effects of the pandemic where possible. Throughout 2021, due to supply chain constraints around chassis and other component parts, we implemented temporary rolling shutdowns of certain facilities within our Work Truck Solutions Segment. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

In the year ended December 31, 2021, we determined that facility leases related to two locations in our Work Truck Solutions segment were impaired. These two facilities are being significantly downsized as part of a restructuring plan, and so it was determined that the carrying value exceeded the fair value of the facilities. As a result, we recorded an impairment of $1.2 million in the year ended December 31, 2021 under Impairment charges in the Company’s Consolidated Statements of Income (Loss), offset with a reduction to the Operating lease - right of use asset on our Consolidated Balance Sheets. Going forward, we are amortizing the remaining balance of the right of use asset for the impaired leases on a straight line basis. We continue to amortize the lease liability for the impaired leases over the life of the lease.

Overview

The following table sets forth, for the three months ended March 31, 2022 and 2021, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2022 and 2021 have been derived from our unaudited consolidated financial statements.  The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2022	2021

	(unaudited)
	(in thousands)

Net sales	$102,601	$103,342
Cost of sales	81,537	77,090
Gross profit	21,064	26,252
Selling, general, and administrative expense	21,373	19,899
Intangibles amortization	2,630	2,705
Income (loss) from operations	(2,939)	3,648
Interest expense, net	(2,113)	(2,975)
Other income (expense), net	127	(8)
Income (loss) before taxes	(4,925)	665
Income tax benefit	(1,017)	(77)
Net income (loss)	$(3,908)	$742

The following table sets forth for the three months ended March 31, 2022 and 2021, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2022	2021

	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	79.5%	74.6%
Gross profit	20.5%	25.4%
Selling, general, and administrative expense	20.8%	19.3%
Intangibles amortization	2.6%	2.6%
Income (loss) from operations	(2.9)%	3.5%
Interest expense, net	(2.1)%	(2.9)%
Other income (expense), net	-%	-%
Income (loss) before taxes	(5.0)%	0.6%
Income tax benefit	(1.0)%	(0.1)%
Net income (loss)	(4.0)%	0.7%

Net Sales

Net sales were $102.6 million for the three months ended March 31, 2022 compared to $103.3 million in the three months ended March 31, 2022, a decrease of $0.7 million, or 0.7%. The decrease in sales for the three months ended March 31, 2022 compared to the same period in 2021 is a result of chassis and component shortages leading to lower production and deliveries at Work Truck Solutions. In addition, volumes were down at Work Truck Attachments in the three months ended March 31, 2022 when compared to the same period in the prior year. Somewhat offsetting these volume decreases were increases in sales at both segments due to pricing actions. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Net sales
Work Truck Attachments	$45,776	$41,981
Work Truck Solutions	56,825	61,361
	$102,601	$103,342

Net sales at our Work Truck Attachments segment were $45.8 million for the three months ended March 31, 2022 compared to $42.0 million in the three months ended March 31, 2021, an increase of $3.8 million. The increase in the three months ended March 31, 2022 was primarily due to pricing actions. Somewhat offsetting these price increases was a decrease in volume in the three months ended March 31, 2022 compared to the prior year as a result of lower snowfall during the quarter leading to lower customer re-order activity. Snowfall in this most recent snow season ended March 2022 was approximately 12% below the ten-year average, compared to the prior snow season ended March 2021 which was approximately 7% below the ten-year average. Additionally, large snowstorms in the three months ended March 31, 2021 drove higher parts & accessories sales in the prior year.

Net sales at our Work Truck Solutions segment were $56.8 million for the three months ended March 31, 2022 compared to $61.4 million in the three months ended March 31, 2021, a decrease of $4.6 million. The decrease in sales for the three months ended March 31, 2022 compared to the same period in 2021 was a result of chassis and component shortages leading to lower production and deliveries.  Somewhat offsetting this decrease was an increase in sales for the three months ended March 31, 2022 compared to the same period in the prior year related to price increase realization.

Cost of Sales

Cost of sales was $81.5 million for the three months ended March 31, 2022 compared to $77.1 million for the three months ended March 31, 2021, an increase of $4.4 million or 5.7%. The increase in Cost of sales despite a decrease in sales for the three months ended March 31, 2022 compared to the same period in the prior year was driven by material, labor and freight inflation. Cost of sales as a percentage of sales were 79.5% for the three-month period ended March 31, 2022 compared to 74.6% for the three-month period ended March 31, 2021.  The increase in cost of sales as a percentage of sales for the three-month period is due to inflation.

Gross Profit

Gross profit was $21.1 million for the three months ended March 31, 2022 compared to $26.3 million for the three months ended March 31, 2021, a decrease of $5.2 million, or 19.8%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 25.4% for the three months ended March 31, 2021 to 20.5% for the corresponding period in 2022.  The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $24.0 million for the three months ended March 31, 2022, compared to $22.6 million for the three months ended March 31, 2021, an increase of $1.4 million, or 6.2%. The increase in the three months ended March 31, 2022 is related to increased salaries and benefits, advertising and promotions, as well as other discretionary spending as spending was reduced in 2021 as a result of the COVID-19 pandemic.

Interest Expense

Interest expense was $2.1 million for the three months ended March 31, 2022, which was lower than the $3.0 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended March 31, 2022 was due to lower interest paid on our term loan of $1.9 million due to the decrease in principal balance from the June 9, 2021 refinancing. Somewhat offsetting this decrease is an increase in interest expense due to having a ($0.2) million gain in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge in the three months ended March 31, 2022, compared to a ($1.5) million gain in the three months ended March 31, 2021. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes

The Company’s effective tax benefit was 20.6% and 11.6% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was higher than the same period in the prior year due to discrete tax expense of $0.1 million in the three months ended March 31, 2022 versus a discrete tax benefit of $0.3 million in the three months ended March 31, 2021 related to excess tax from stock compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income (Loss)

Net loss for the three months ended March 31, 2022 was ($3.9) million, compared to net income of $0.7 million for the corresponding period in 2021, a decrease of $4.6 million. The change in net income for the three months ended March 31, 2022 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net income (loss) was (4.0%) for the three months ended March 31, 2022 compared to 0.7% for the three months ended March 31, 2021.

Discussion of Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates previously disclosed in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates.”

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

As of March 31, 2022, we had $95.3 million of total liquidity, comprised of $8.2 million in cash and cash equivalents and $87.1 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2021 of approximately $136.1 million, comprised of approximately $37.0 million in cash and cash equivalents and borrowing availability of approximately $99.1 million under our revolving credit facility. The change in our total liquidity from December 31, 2021 is primarily due to the seasonality of our business. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents and inventories in thousands at March 31, 2022, December 31, 2021 and March 31, 2021.

	As of
	March 31,	December 31,	March 31,
	2022	2021	2021
Cash and cash equivalents	$8,212	$36,964	$35,524
Inventories	143,839	104,019	99,873

We had cash and cash equivalents of $8.2 million at March 31, 2022 compared to cash and cash equivalents of $37.0 million and $35.5 million at December 31, 2021 and March 31, 2021, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows (in thousands)	2022	2021	Change	Change

Net cash provided by (used in) operating activities	$(25,993)	$24,149	$(50,142)	(207.6)%
Net cash used in investing activities	(2,198)	(2,177)	(21)	1.0%
Net cash used in financing activities	(561)	(27,478)	26,917	(98.0)%
Change in cash	$(28,752)	$(5,506)	$(23,246)	(422.19)%

Net cash used in operating activities increased $50.1 million from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase in cash used in operating activities was due to a $2.8 million decrease in net income (loss) adjusted for reconciling items as a result of the lower net income in the three months ended March 31, 2022 from less favorable operating results, as well as unfavorable changes in working capital of $47.3 million. The largest unfavorable change in working capital was an increase in inventory due to the pulling forward of purchases in anticipation of inflationary price increases and supply chain disruptions. In addition, there was an unfavorable change in working capital related to accounts payable related to the timing of supplier payments.

Net cash used in investing activities was flat for the three months ended March 31, 2022 when compared to the corresponding period in 2021 due to a similar level of capital expenditures.

Net cash used in financing activities decreased $26.9 million for the three months ended March 31, 2022 as compared to the corresponding period in 2021. The decrease in cash used was primarily a result of having a voluntary $20.0 million prepayment on our debt in the three months ended March 31, 2021 and no corresponding payment in 2022. Additionally, the decrease in cash used was related to having $12.0 million in revolver borrowings outstanding at March 31, 2022 compared to $0.0 million in revolver borrowings outstanding at March 31, 2021. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. Somewhat offsetting this decrease in cash used is an increase related to $3.0 million in stock repurchases executed in the three months ended March 31, 2022 and no repurchases in the same period in the prior year.

Free Cash Flow

Free cash flow for the three months ended March 31, 2022 was ($28.2) million compared to $22.0 million in the corresponding period in 2021, a decrease of $50.2 million. The decrease in free cash flow for the three months ended March 31, 2022 is primarily a result of higher cash used in operating activities of $50.1 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2022	2021

	(In Thousands)
Net cash provided by (used in) operations	$(25,993)	$24,149
Acquisition of property and equipment	(2,198)	(2,177)
Free cash flow	$(28,191)	$21,972

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, severance, restructuring charges, stock-based compensation, certain non-cash purchase accounting expenses, impairment charges, expenses related to debt modifications, loss on extinguishment of debt, and incremental costs incurred related to the COVID-19 pandemic. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,	March 31,
	2022	2021

	(in thousands)
Net income (loss)	$(3,908)	$742

Interest expense, net	2,113	2,975
Income tax benefit	(1,017)	(77)
Depreciation expense	2,559	2,308
Amortization	2,630	2,705
EBITDA	2,377	8,653

Stock-based compensation expense	1,900	1,965
COVID-19 (1)	20	40
Other charges (2)	339	-
Adjusted EBITDA	$4,636	$10,658
(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(2)	Reflects unrelated legal, severance, restructuring, and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Adjusted EBITDA
Work Truck Attachments	$3,044	$8,239
Work Truck Solutions	1,592	2,419
	$4,636	$10,658

Adjusted EBITDA at our Work Truck Attachments segment was $3.0 million for the three months ended March 31, 2022 compared to $8.2 million in the three months ended March 31, 2021, a decrease of $5.2 million. The change in the three months ended March 31, 2022 from the corresponding period in 2021 is primarily due to material, labor and freight inflation and the timing of price increases.

Adjusted EBITDA at our Work Truck Solutions segment was $1.6 million for the three months ended March 31, 2022 compared to $2.4 million in the three months ended March 31, 2021, a decrease of $0.8 million. The change in the three months ended March 31, 2022 is primarily due to lower volumes as a result of chassis and component shortages affecting production and deliveries, as well as inflationary pressures.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, severance, restructuring charges, certain non-cash purchase accounting adjustments, impairment charges, expenses related to debt modifications, loss on extinguishment of debt, certain charges related to unrelated legal fees and consulting fees, incremental costs incurred related to the COVID-19 pandemic, and adjustments on derivatives not classified as hedges, net of their income tax impact.  Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income (loss) for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted net income (loss) as well as a reconciliation of diluted earnings (loss) per share, the most comparable GAAP financial measure, to Adjusted diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,	March 31,
	2022	2021

	(in thousands)
Net income (loss) (GAAP)	$(3,908)	$742
Adjustments:
- Stock-based compensation	1,900	1,965
- COVID-19 (1)	20	40
- Adjustments on derivative not classified as hedge (2)	(172)	(1,454)
- Other charges (3)	339	-
Tax effect on adjustments	(522)	(138)

Adjusted net income (loss) (non-GAAP)	$(2,343)	$1,155

Weighted average common shares outstanding assuming dilution	22,982,538	22,901,979

Adjusted earnings (loss) per common share - dilutive	$(0.11)	$0.04

GAAP diluted earnings (loss) per share	$(0.18)	$0.03
Adjustments net of income taxes:
- Stock-based compensation	0.06	0.07
- COVID-19 (1)	-	-
- Adjustments on derivative not classified as hedge (2)	-	(0.06)
- Other charges (3)	0.01	-

Adjusted diluted earnings (loss) per share (non-GAAP)	$(0.11)	$0.04

(1)	Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.
(2)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(3)	Reflects unrelated legal, severance, restructuring, and consulting fees for the periods presented.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended March 31, 2022.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the three months ended March 31, 2022 and we expect ongoing inflationary pressures may also impact our profitability in the remainder of 2022. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog.  In 2021 and in previous years, including in 2019, as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of March 31, 2022, we had outstanding borrowings under our term loan of $216.1 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2022 by $0.1 million, $0.2 million, and $0.2 million, respectively.

The Company is party to an interest rate swap agreement to reduce its exposure to interest rate volatility. On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional details on our interest rate swap agreement.

As of March 31, 2022, we had $12.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended March 31, 2022 by $0.0 million, $0.0 million, and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 23.3% for the three months ended March 31, 2022 compared to 12.7% for the three months ended March 31, 2022.  Steel costs increased in 2022 when compared to 2021 and are near historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 1A.Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2022, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value (the “2022 repurchase plan”). This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. Shares repurchased under the 2022 repurchase program were retired.

Total share repurchases under the 2022 repurchase plan for the three months ended March 31, 2022 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
1/1/2022 - 2/24/2022	-	$ -	-	$ 50,000
2/25/2022 - 3/9/2022	81,731	$ 36.71	81,731	47,000
3/10/2022 - 3/31/2022	-	$ -	-	47,000
Total	81,731	$ 36.71	81,731	$ 47,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Consolidated Financial Statements.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2022, filed on May 3, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: May 3, 2022