Form 10-Q
period 2022-06-30
DOUGLAS DYNAMICS, INC
filed 2022-08-02
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of registrant’s common shares outstanding as of  August 2, 2022 was 22,886,793.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,041	$36,964
Accounts receivable, net	127,890	71,035
Inventories	131,518	104,019
Inventories - truck chassis floor plan	1,052	2,655
Refundable income taxes paid	—	1,222
Prepaid and other current assets	4,012	4,536
Total current assets	270,513	220,431
Property, plant, and equipment, net	66,171	66,787
Goodwill	113,134	113,134
Other intangible assets, net	136,849	142,109
Operating lease - right of use asset	16,152	18,462
Non-qualified benefit plan assets	8,726	10,347
Other long-term assets	1,939	1,206
Total assets	$613,484	$572,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,092	$27,375
Accrued expenses and other current liabilities	32,140	36,126
Floor plan obligations	1,052	2,655
Operating lease liability - current	4,416	4,623
Income taxes payable	3,848	—
Short term borrowings	58,000	—
Current portion of long-term debt	11,137	11,137
Total current liabilities	128,685	81,916
Retiree benefits and deferred compensation	15,750	17,170
Deferred income taxes	30,838	29,789
Long-term debt, less current portion	200,677	206,058
Operating lease liability - noncurrent	13,302	15,408
Other long-term liabilities	4,577	7,525
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,886,793 and 22,980,951 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	229	230
Additional paid-in capital	162,605	163,552
Retained earnings	52,184	51,881
Accumulated other comprehensive income (loss), net of tax	4,637	(1,053)
Total stockholders’ equity	219,655	214,610
Total liabilities and stockholders’ equity	$613,484	$572,476

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Net sales	$187,561	$157,530	$290,162	$260,872
Cost of sales	136,328	108,732	217,865	185,822
Gross profit	51,233	48,798	72,297	75,050
Selling, general, and administrative expense	23,024	21,982	44,397	41,881
Intangibles amortization	2,630	2,705	5,260	5,410
Income from operations	25,579	24,111	22,640	27,759
Interest expense, net	(2,473)	(4,372)	(4,586)	(7,347)
Loss on extinguishment of debt	—	(4,936)	—	(4,936)
Other income (expense), net	(16)	116	111	108
Income before taxes	23,090	14,919	18,165	15,584
Income tax expense	5,365	816	4,348	739
Net income	$17,725	$14,103	$13,817	$14,845
Weighted average number of common shares outstanding:
Basic	22,907,414	22,973,391	22,944,769	22,927,658
Diluted	22,907,414	22,985,233	22,947,352	22,943,836
Earnings per common share:
Basic	$0.76	$0.60	$0.59	$0.64
Diluted	$0.75	$0.60	$0.58	$0.63
Cash dividends declared and paid per share	$0.29	$0.29	$0.58	$0.57
Comprehensive income	$19,177	$15,021	$19,507	$16,269

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2022	2021
	(unaudited)

Operating activities
Net income	$13,817	$14,845
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,393	10,213
Loss (gain) on disposal of fixed asset	130	(57)
Amortization of deferred financing costs and debt discount	244	646
Loss on extinguishment of debt	—	4,936
Stock-based compensation	5,053	6,020
Adjustments on derivatives not classified as hedges	(344)	(849)
Provision for losses on accounts receivable	50	347
Deferred income taxes	1,049	477
Non-cash lease expense	2,310	1,681
Changes in operating assets and liabilities:
Accounts receivable	(56,905)	(9,279)
Inventories	(27,499)	(14,155)
Prepaid assets, refundable income taxes and other assets	2,634	(475)
Accounts payable	(8,350)	2,929
Accrued expenses and other current liabilities	(139)	(2,851)
Benefit obligations and other long-term liabilities	(647)	(1,287)
Net cash provided by (used in) operating activities	(58,204)	13,141
Investing activities
Capital expenditures	(5,580)	(4,586)
Net cash used in investing activities	(5,580)	(4,586)
Financing activities
Repurchase of common stock	(6,001)	—
Payments of financing costs	—	(1,281)
Dividends paid	(13,514)	(13,254)
Net revolver borrowings	58,000	—
Borrowings on long-term debt	—	224,438
Repayment of long-term debt	(5,624)	(244,313)
Net cash provided by (used in) financing activities	32,861	(34,410)
Change in cash and cash equivalents	(30,923)	(25,855)
Cash and cash equivalents at beginning of period	36,964	41,030
Cash and cash equivalents at end of period	$6,041	$15,175

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$1,303	$26,056

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Total
Three Months Ended June 30, 2022
Balance at March 31, 2022	22,976,150	$230	$162,451	$41,225	$3,185	$207,091
Net income	—	—	—	17,725	—	17,725
Dividends paid	—	—	—	(6,766)	—	(6,766)
Adjustment for postretirement benefit liability, net of tax of $14	—	—	—	—	(41)	(41)
Adjustment for interest rate swap, net of tax of ($525)	—	—	—	—	1,493	1,493
Repurchase of common stock	(89,357)	(1)	(2,999)	—	—	(3,000)
Stock based compensation	—	—	3,153	—	—	3,153
Balance at June 30, 2022	22,886,793	$229	$162,605	$52,184	$4,637	$219,655

Six Months Ended June 30, 2022
Balance at December 31, 2021	22,980,951	$230	$163,552	$51,881	$(1,053)	$214,610
Net income	—	—	—	13,817	—	13,817
Dividends paid	—	—	—	(13,514)	—	(13,514)
Adjustment for pension and postretirement benefit liability, net of tax of $28	—	—	—	—	(82)	(82)
Adjustment for interest rate swap, net of tax of ($2,028)	—	—	—	—	5,772	5,772
Shares withheld on restricted stock vesting	—	—	—	—	—	—
Repurchase of common stock	(171,088)	(2)	(5,999)	—	—	(6,001)
Stock based compensation	76,930	1	5,052	—	—	5,053
Balance at June 30, 2022	22,886,793	$229	$162,605	$52,184	$4,637	$219,655

Three Months Ended June 30, 2021
Balance at March 31, 2021	22,955,472	$230	$159,722	$41,664	$(4,989)	$196,627
Net income	—	—	—	14,103	—	14,103
Dividends paid	—	—	—	(6,464)	—	(6,464)
Adjustment for pension and postretirement benefit liability, net of tax of $20	—	—	—	—	(58)	(58)
Adjustment for interest rate swap, net of tax of ($340)	—	—	—	—	976	976
Stock based compensation	25,479	—	4,055	—	—	4,055
Balance at June 30, 2021	22,980,951	$230	$163,777	$49,303	$(4,071)	$209,239

Six Months Ended June 30, 2021
Balance at December 31, 2020	22,857,457	$229	$157,758	$47,712	$(5,495)	$200,204
Net income	—	—	—	14,845	—	14,845
Dividends paid	—	—	—	(13,254)	—	(13,254)
Adjustment for pension and postretirement benefit liability, net of tax of $40	—	—	—	—	(116)	(116)
Adjustment for interest rate swap, net of tax of ($534)	—	—	—	—	1,540	1,540
Stock based compensation	123,494	1	6,019	—	—	6,020
Balance at June 30, 2021	22,980,951	$230	$163,777	$49,303	$(4,071)	$209,239

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021, and the Condensed Cash Flows for the six months ended June 30, 2022 and 2021 have been prepared by the Company and have not been audited.

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

2.	Revenue Recognition

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

State and Local Bids – The Company records revenue of separately sold snow and ice equipment upon shipment and fully upfit vehicles upon delivery.  The state and local bid process does not obligate the entity to buy any products from the Company, but merely allows the entity to purchase products in the future, typically for a fixed period of time. The entity commits to actually purchasing products from the Company when it issues purchase orders off of a previously awarded bid, which lists out actual quantities of equipment being ordered and the delivery terms. On upfit transactions, the Company is providing a significant service by assembling and integrating the individual products onto the customer’s truck. Each individual product and installation activity is highly interdependent and highly interrelated, and therefore the Company considers the manufacture and upfit of a truck a single performance obligation. Any shipping and handling activities performed by the Company after the transfer of control to the Customer (e.g., when control transfers upon shipment) are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which decreased revenue by $549 and $168 for the three months ended June 30, 2022 and 2021, respectively. The adjustment increased revenue by $85 and $260 for the six months ended June 30, 2022 and 2021, respectively.

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

Revenue by customer type was as follows:

Three Months Ended June 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$130,364	$30,460	$160,824
Government	-	13,998	13,998
Fleet	-	11,428	11,428
Other	-	1,311	1,311
Total revenue	$130,364	$57,197	$187,561

Three Months Ended June 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$104,638	$32,384	$137,022
Government	-	9,466	9,466
Fleet	-	9,295	9,295
Other	-	1,747	1,747
Total revenue	$104,638	$52,892	$157,530

Six Months Ended June 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$176,140	$60,711	$236,851
Government	-	26,008	26,008
Fleet	-	23,151	23,151
Other	-	4,152	4,152
Total revenue	$176,140	$114,022	$290,162

Six Months Ended June 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$146,619	$66,032	$212,651
Government	-	21,916	21,916
Fleet	-	20,640	20,640
Other	-	5,665	5,665
Total revenue	$146,619	$114,253	$260,872

Revenue by timing of revenue recognition was as follows:

Three Months Ended June 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$130,364	$35,051	$165,415
Over time	-	22,146	22,146
Total revenue	$130,364	$57,197	$187,561

Three Months Ended June 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$104,638	$32,690	$137,328
Over time	-	20,202	20,202
Total revenue	$104,638	$52,892	$157,530

Six Months Ended June 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$176,140	$69,534	$245,674
Over time	-	44,488	44,488
Total revenue	$176,140	$114,022	$290,162

Six Months Ended June 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$146,619	$73,400	$220,019
Over time	-	40,853	40,853
Total revenue	$146,619	$114,253	$260,872

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and six months ended June 30, 2022 and 2021, respectively:

Three Months Ended June 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,616	$5,928	$(4,214)	$4,330

Three Months Ended June 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$3,741	$7,564	$(4,702)	$6,603

Six Months Ended June 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,454	$8,637	$(6,761)	$4,330

Six Months Ended June 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,746	$10,729	$(6,872)	$6,603

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of June 30, 2022 or 2021. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $712 and $1,730 during the three months ended June 30, 2022 and 2021, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $1,061 and $2,145 during the six months ended June 30, 2022 and 2021, respectively, which was included in contract liabilities at the beginning of each period.

3.	Credit Losses

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of June 30, 2022, the Company had an allowance for credit losses on its trade accounts receivable of $1,634 and $1,288 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2021, the Company had an allowance for credit losses on its trade accounts receivable of $1,430 and $1,540 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the six months ended June 30, 2022 and 2021:

	Balance at December 31, 2021	Additions charged to earnings	Writeoffs	Changes to reserve, net	Balance at June 30, 2022
Six Months Ended June 30, 2022
Work Truck Attachments	$1,430	$200	$-	$4	$1,634
Work Truck Solutions	1,540	(150)	(105)	3	1,288
Total	$2,970	$50	$(105)	$7	$2,922

	Balance at December 31, 2020	Additions charged to earnings	Writeoffs	Changes to reserve, net	Balance at June 30, 2022
Six Months Ended June 30, 2021
Work Truck Attachments	$1,480	$200	$-	$2	$1,682
Work Truck Solutions	1,449	147	(47)	-	1,549
Total	$2,929	$347	$(47)	$2	$3,231

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2022	2021
Assets:
Non-qualified benefit plan assets (a)	$8,726	$10,347
Interest rate swaps (b)	1,716	-

Total Assets	$10,442	$10,347

Liabilities:
Interest rate swaps (b)	$-	$6,428
Long-term debt (c)	213,306	218,875
Total Liabilities	$213,306	$225,303

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $1,051 and $665 at June 30, 2022 are included in Prepaid and other current assets and Other long-term assets, respectively.  Interest rate swaps of $3,479 and $2,949 at December 31, 2021 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2022	2021

Finished goods	$70,921	$50,416
Work-in-process	14,081	8,916
Raw material and supplies	46,516	44,687
	$131,518	$104,019

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  During the fourth quarter of 2021, a separate financing agreement was entered into that does not pass title of the truck chassis upon receipt of the inventory. As a result, most of the floor plan truck chassis previously recorded on the balance sheet fall under this new financing agreement, and only the trucks still covered under the previous floor plan financing agreement remain on the balance sheet. At June 30, 2022 and December 31, 2021, the Company had $1,052 and $2,655, respectively, of chassis inventory and $1,052 and $2,655 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2022	2021

Land	$3,969	$3,969
Land improvements	5,330	5,278
Leasehold improvements	5,423	5,405
Buildings	35,226	34,635
Machinery and equipment	69,729	68,939
Furniture and fixtures	22,878	22,275
Mobile equipment and other	4,863	4,737
Construction-in-process	5,921	4,235
Total property, plant and equipment	153,339	149,473
Less accumulated depreciation	(87,168)	(82,686)
Net property, plant and equipment	$66,171	$66,787

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease expense	$1,383	$2,782	$1,411	$2,782
Short term lease cost	$89	$189	$43	$158
Total lease cost	$1,472	$2,971	$1,454	$2,940

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Cash paid for amounts included in the measurement of operating lease liabilities	$2,870	$2,747
Non-cash lease expense - right-of-use assets	$2,310	$1,681
Right-of-use assets obtained in exchange for operating lease obligations	$133	$360

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$16,152	$18,462

Other current liabilities	4,416	4,623
Operating lease liabilities	13,302	15,408
Total operating lease liabilities	$17,718	$20,031

Weighted Average Remaining Lease Term
Operating leases (in months)	59	62

Weighted Average Discount Rate
Operating leases	4.74%	4.79%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2022 (excluding the six months ended June 30, 2022)	$2,607
2023	4,929
2024	4,058
2025	3,256
2026	2,118
Thereafter	2,694
Total Lease Payments	19,662
Less: imputed interest	(1,944)
Total	$17,718

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2022
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	73,000	7,000
Customer relationships	80,920	34,951	45,969
Patents	21,136	16,367	4,769
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,948	1,511
Amortizable intangibles, net	196,155	136,906	59,249
Total	$273,755	$136,906	$136,849

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2021
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	71,000	9,000
Customer relationships	80,920	32,366	48,554
Patents	21,136	15,739	5,397
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,901	1,558
Amortizable intangibles, net	196,155	131,646	64,509
Total	$273,755	$131,646	$142,109

Amortization expense for intangible assets was $2,630 and $2,705 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $5,260 and $5,410 for the six months ended June 30, 2022 and 2021, respectively. Estimated amortization expense for the remainder of 2022 and each of the succeeding five years is as follows:

2022	$5,260
2023	10,520
2024	7,520
2025	6,075
2026	5,450
2027	5,450

9.	Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2022	2021

Term Loan, net of debt discount of $444 and $499 at June 30, 2022 and December 31, 2021, respectively	$213,306	$218,875
Less current maturities	11,137	11,137
Long-term debt before deferred financing costs	202,169	207,738
Deferred financing costs, net	1,492	1,680
Long-term debt, net	$200,677	$206,058

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

The Credit Agreement was issued at a $563 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $1,409 are being amortized over the term of the loan. The Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt under ASC 470-50, which resulted in the write off of unamortized capitalized deferred financing costs of $972 as well as the write off of unamortized debt discount of $3,964, resulting in a loss on extinguishment of debt of $4,936 in the Consolidated Statement Operations and Comprehensive Income for the three and six months ended June 30, 2021.

At June 30, 2022, the Company had outstanding borrowings under its term loan of $213,306, $58,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $41,050. At December 31, 2021, the Company had outstanding borrowings under its term loan of $218,875, no outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $99,050.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of  June 30, 2022, the Company was in compliance with the respective covenants.

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

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the three months ended June 30, 2022 and 2021 was ($291) and $402, respectively. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the six months ended June 30, 2022 and 2021 was ($582) and $1,150, respectively. A mark-to-market adjustment of $119 and $204 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended  June 30, 2022 and 2021, respectively, related to the swap. A mark-to-market adjustment of $238 and ($1,998) was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2022 and 2021, respectively, related to the swap.

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

On May 19, 2022, the Company entered into an interest rate swap agreement to further reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $125,000 effective for the period May 31, 2024 through June 9, 2026. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge.

The interest rate swaps' positive fair value at June 30, 2022 was $1,716, of which $1,051 and $665 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps' negative fair value at  December 31, 2021 was $6,428, of which $3,479 and $2,949 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	June 30,	December 31,
	2022	2021

Payroll and related costs	$10,658	$13,299
Employee benefits	9,345	8,933
Accrued warranty	3,784	3,645
Interest rate swaps	-	3,479
Other	8,353	6,770
	$32,140	$36,126

11.	Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $6,518 at June 30, 2022, of which $2,734 is included in Other long-term liabilities and $3,784 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $6,368 at December 31, 2021, of which $2,723 is included in Other long-term liabilities and $3,645 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Balance at the beginning of the period	$5,451	$4,677	$6,368	$5,812
Warranty provision	1,560	1,735	2,401	2,705
Claims paid/settlements	(493)	(989)	(2,251)	(3,094)
Balance at the end of the period	$6,518	$5,423	$6,518	$5,423

12.	Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares, using the two-class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings per share is calculated by dividing net earnings attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net income per share computation are excluded to the extent that they would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Basic earnings per common share
Net income	$17,725	$14,103	$13,817	$14,845
Less income allocated to participating securities	345	224	260	255
Net income allocated to common shareholders	$17,380	$13,879	$13,557	$14,590
Weighted average common shares outstanding	22,907,414	22,973,391	22,944,769	22,927,658
	$0.76	$0.60	$0.59	$0.64

Earnings per common share assuming dilution
Net income	$17,725	$14,103	$13,817	$14,845
Less income allocated to participating securities	345	224	260	255
Net income allocated to common shareholders	$17,380	$13,879	$13,557	$14,590
Weighted average common shares outstanding	22,907,414	22,973,391	22,944,769	22,927,658
Incremental shares applicable to non-participating RSUs	-	11,842	2,583	16,178
Weighted average common shares assuming dilution	22,907,414	22,985,233	22,947,352	22,943,836
	$0.75	$0.60	$0.58	$0.63

13.	Employee Stock Plans

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $2,801 and $3,286 in the three months ended  June 30, 2022 and 2021, respectively, and $3,724 and $4,145 in the in six months ended June 30, 2022 and 2021, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s Nominating and Governance Committee of its Board of Directors approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company grants performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $37.57. The Company recognized $2,052 and $2,463 of compensation expense related to the awards in the three months ended June 30, 2022 and 2021, respectively. The Company recognized $2,711 and $3,274 of compensation expense related to the awards in the six months ended June 30, 2022 and 2021, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of  June 30, 2022 expected to be earned through the requisite service period was approximately $2,708 and is expected to be recognized through 2025.

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

A summary of RSU activity for the six months ended June 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2021	79,903	$48.87	1.91
Granted	113,047	$36.78	1.53
Vested	(77,535)	$40.97	-
Cancelled and forfeited	(5,770)	$48.62	-

Unvested at June 30, 2022	109,645	$42.00	2.20

Expected to vest in the future at June 30, 2022	107,070	$42.00	2.20

The Company recognized $1,101 and $1,592 of compensation expense related to the RSU awards in the three months ended  June 30, 2022 and 2021, respectively. The Company recognized $2,342 and $2,746 of compensation expense related to the RSU awards in the six months ended June 30, 2022 and 2021, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2022, expected to be earned through the requisite service period was approximately $1,963 and is expected to be recognized through 2025.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net sales
Work Truck Attachments	$130,364	$104,638	$176,140	$146,619
Work Truck Solutions	57,197	52,892	114,022	114,253
	$187,561	$157,530	$290,162	$260,872
Adjusted EBITDA
Work Truck Attachments	$33,589	$32,177	$36,633	$40,416
Work Truck Solutions	513	1,314	2,105	3,733
	$34,102	$33,491	$38,738	$44,149
Depreciation and amortization expense
Work Truck Attachments	$3,201	$2,997	$6,390	$5,798
Work Truck Solutions	2,003	2,203	4,003	4,415
	$5,204	$5,200	$10,393	$10,213
Assets
Work Truck Attachments	$421,310	$379,541
Work Truck Solutions	192,174	189,382
	$613,484	$568,923
Capital Expenditures
Work Truck Attachments	$2,928	$1,884	$4,066	$3,981
Work Truck Solutions	363	484	581	777
	$3,291	$2,368	$4,647	$4,758

Adjusted EBITDA
Work Truck Attachments	$33,589	$32,177	$36,633	$40,416
Work Truck Solutions	513	1,314	2,105	3,733
Total Adjusted EBITDA	$34,102	$33,491	$38,738	$44,149
Less items to reconcile Adjusted EBITDA to Income before taxes:
Interest expense - net	2,473	4,372	4,586	7,347
Depreciation expense	2,574	2,495	5,133	4,803
Amortization	2,630	2,705	5,260	5,410
Stock based compensation	3,153	4,055	5,053	6,020
Loss on extinguishment of debt	-	4,936	-	4,936
COVID-19 (1)	12	15	32	55
Other charges (2)	170	(6)	509	(6)
Income before taxes	$23,090	$14,919	$18,165	$15,584

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

The Company’s effective tax rate was 23.2% and 5.5% for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was 23.9% and 4.7% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three and six months ended June 30, 2022 was higher than the same periods in the prior year due to a discrete tax benefit of $2,739 recorded in the three and six months ended June 30, 2021 related to favorable state income tax audit results.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

Changes to accumulated other comprehensive income (loss) by component for the six months ended June 30, 2022 are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2021	$(3,524)	$2,471	$(1,053)
Other comprehensive gain before reclassifications	4,443	—	4,443
Amounts reclassified from accumulated other comprehensive income (loss): (1)	1,329	(82)	1,247
Balance at June 30, 2022	$2,248	$2,389	$4,637

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(110)
Tax expense	28
Reclassification net of tax	$(82)

Realized losses on interest rate swaps reclassified to interest expense	$1,796
Tax benefit	(467)
Reclassification net of tax	$1,329

Changes to accumulated other comprehensive income (loss) by component for the six months ended June 30, 2021, are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2020	$(7,608)	$2,113	$(5,495)
Other comprehensive loss before reclassifications	(21)	—	(21)
Amounts reclassified from accumulated other comprehensive income (loss): (1)	1,560	(115)	1,445
Balance at June 30, 2021	$(6,069)	$1,998	$(4,071)

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(156)
Tax expense	41
Reclassification net of tax	$(115)

Realized losses on interest rate swaps reclassified to interest expense	$2,108
Tax benefit	(548)
Reclassification net of tax	$1,560

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

COVID-19 and Other Market Pressures

As a result of the COVID-19 pandemic, including the market volatility, labor shortages, inflationary pressures, especially around the price of steel, and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations were impacted in the three and six months ended June 30, 2022 and 2021, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic and related market conditions and pressures on our future financial results as the situation remains unpredictable, but the pandemic has had and is likely to continue to have a material impact on our results of operations for the year ended December 31, 2022. In addition, results may continue to be impacted in future quarters due to supply chain constraints and inflation stemming from the pandemic and other market pressures, including the conflict in Ukraine, including constraints around chassis and other component parts, inflation in materials and freight, and labor availability.

In consideration of the COVID-19 pandemic and other market pressures, including the conflict in Ukraine, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future. We are taking appropriate steps to mitigate the effects of the pandemic and other market pressures where possible. Throughout 2021, due to supply chain constraints around chassis and other component parts, we implemented temporary rolling shutdowns of certain facilities within our Work Truck Solutions Segment. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

In the year ended December 31, 2021, we determined that facility leases related to two locations in our Work Truck Solutions segment were impaired. These two facilities are being significantly downsized as part of a restructuring plan, and so it was determined that the carrying value exceeded the fair value of the facilities. As a result, we recorded an impairment of $1.2 million in the year ended December 31, 2021 under Impairment charges in the Company’s Consolidated Statements of Income (Loss), offset with a reduction to the Operating lease - right of use asset on our Consolidated Balance Sheets. Going forward, we are amortizing the remaining balance of the right of use asset for the impaired leases on a straight-line basis. We continue to amortize the lease liability for the impaired leases over the life of the lease.

Overview

The following table sets forth, for the three and six months ended June 30, 2022 and 2021, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2022 and 2021 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$187,561	$157,530	$290,162	$260,872
Cost of sales	136,328	108,732	217,865	185,822
Gross profit	51,233	48,798	72,297	75,050
Selling, general, and administrative expense	23,024	21,982	44,397	41,881
Intangibles amortization	2,630	2,705	5,260	5,410
Income from operations	25,579	24,111	22,640	27,759
Interest expense, net	(2,473)	(4,372)	(4,586)	(7,347)
Loss on extinguishment of debt	-	(4,936)	-	(4,936)
Other income (expense), net	(16)	116	111	108
Income before taxes	23,090	14,919	18,165	15,584
Income tax expense	5,365	816	4,348	739
Net income	$17,725	$14,103	$13,817	$14,845

The following table sets forth for the three and six months ended June 30, 2022 and 2021, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.7%	69.0%	75.1%	71.2%
Gross profit	27.3%	31.0%	24.9%	28.8%
Selling, general, and administrative expense	12.3%	14.0%	15.3%	16.1%
Intangibles amortization	1.4%	1.7%	1.8%	2.1%
Income from operations	13.6%	15.3%	7.8%	10.6%
Interest expense, net	(1.3)%	(2.8)%	(1.6)%	(2.8)%
Loss on extinguishment of debt	-%	(3.1)%	-%	(1.9)%
Other income (expense), net	-%	0.1%	-%	0.1%
Income before taxes	12.3%	9.5%	6.2%	6.0%
Income tax expense	2.8%	0.5%	1.4%	0.3%
Net income	9.5%	9.0%	4.8%	5.7%

Net Sales

Net sales were $187.6 million for the three months ended June 30, 2022 compared to $157.5 million in the three months ended June 30, 2021, an increase of $30.1, or 19.1%. Net sales were $290.2 million for the six months ended June 30, 2022 compared to $260.9 million in the six months ended June 30, 2021, an increase of $29.3 million, or 11.2%. The increase in sales for the three and six months ended June 30, 2022 compared to the same periods in 2021 is a result of pricing actions in both segments, as well as strong preseason order demand in our Work Truck Attachments segment leading to increased volumes. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net sales
Work Truck Attachments	$130,364	$104,638	$176,140	$146,619
Work Truck Solutions	57,197	52,892	114,022	114,253
	$187,561	$157,530	$290,162	$260,872

Net sales at our Work Truck Attachments segment were $130.4 million for the three months ended June 30, 2022 compared to $104.6 million in the three months ended June 30, 2021, an increase of $25.8 million. Net sales at our Work Truck Attachments segment were $176.1 million for the six months ended June 30, 2022 compared to $146.6 million in the six months ended June 30, 2021, an increase of $29.5 million. The increase in the three and six months ended June 30, 2022 was primarily due to pricing actions, as well as strong preseason order demand leading to increased volumes. This increased preseason order volume was despite snowfall in this most recent snow season ended March 2022 being approximately 12% below the ten-year average, compared to the prior snow season ended March 2021 which was approximately 7% below the ten-year average.

Net sales at our Work Truck Solutions segment were $57.2 million for the three months ended June 30, 2022 compared to $52.9 million in the three months ended June 30, 2021, an increase of $4.3 million. Net sales at our Work Truck Solutions segment were $114.0 million for the six months ended June 30, 2022 compared to $114.3 million in the six months ended June 30, 2021, a decrease of $0.3 million. The increase in sales for the three months ended June 30, 2022 compared to the same period in 2021 was a result of price increase realization, as well as improved municipal volumes related to more stable and predictable Class 7-8 chassis supply. The decrease in sales for the six months ended June 30, 2022 compared to the same period in 2021 was a result of chassis and component shortages leading to lower production and deliveries. Somewhat offsetting this decrease was an increase in sales for the six months ended June 30, 2022 compared to the same periods in the prior year related to price increase realization.

Cost of Sales

Cost of sales was $136.3 million for the three months ended June 30, 2022 compared to $108.7 million for the three months ended June 30, 2021, an increase of $27.6 million or 25.4%. Cost of sales was $217.9 million for the six months ended June 30, 2022 compared to $185.8 million for the six months ended June 30, 2021, an increase of $32.1 million or 17.3%. The increase in cost of sales for the three and six months ended June 30, 2022 compared to the same period in the prior year was driven by the higher volumes, as well as material, labor and freight inflation. Cost of sales as a percentage of sales were 72.7% and 75.1% for the three and six months ended June 30, 2022, respectively, compared to 69.0% and 71.2% for the three and six months ended June 30, 2021, respectively. The increase in cost of sales as a percentage of sales for the periods presented is due to inflation.

Gross Profit

Gross profit was $51.2 million for the three months ended June 30, 2022 compared to $48.8 million for the three months ended June 30, 2021, an increase of $2.4 million, or 4.9%. Gross profit was $72.3 million for the six months ended June 30, 2022 compared to $75.1 million for the six months ended June 30, 2021, a decrease of $2.8 million, or 3.7%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 31.0% for the three months ended June 30, 2021 to 27.3% for the corresponding period in 2022. As a percentage of net sales, gross profit decreased from 28.8% for the six months ended June 30, 2021 to 24.9% for the corresponding period in 2022. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $25.7 million for the three months ended June 30, 2022 compared to $24.7 million for the three months ended  June 30, 2021, an increase of $1.0 million, or 4.0%. Selling, general and administrative expenses, including intangibles amortization, were $49.7 million for the six months ended June 30, 2022 compared to $47.3 million for the six months ended June 30, 2021, an increase of $2.4 million, or 5.1%. The increase in the three and six months ended June 30, 2022 is related to increased salaries and benefits, advertising and promotions, as well as other discretionary spending as spending was reduced in 2021 as a result of the COVID-19 pandemic.

Interest Expense

Interest expense was $2.5 million for the three months ended June 30, 2022, a decrease compared to the $4.4 million incurred in the same period in the prior year. Interest expense was $4.6 million for the six months ended June 30, 2022, a decrease compared to the $7.3 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended June 30, 2022 was due to lower interest on our term loan of $1.3 million in the three months ended June 30, 2022, due to the decrease in principal balance from the June 9, 2021 refinancing. In addition, the decrease in the three months ended June 30, 2022 was due to having a $0.2 million gain in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge, compared to a $0.6 million loss in the three months ended June 30, 2021.  Somewhat offsetting this decrease is an increase in interest expense on our revolving line of credit of $0.2 million in the three months ended June 30, 2022 due to having higher revolver borrowings in 2022. The decrease in interest expense for the six months ended June 30, 2022 was due to lower interest on our term loan of $3.4 million in the six months ended June 30, 2022, due to the decrease in principal balance from the June 9, 2021 refinancing. Somewhat offsetting the decrease in the six months ended June 30, 2022 was a $0.3 million gain in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge in the six months ended June 30, 2022, compared to a $0.8 million gain in the six months ended June 30, 2021.  Also somewhat offsetting this decrease is an increase in interest expense on our revolving line of credit of $0.2 million in the six months ended June 30, 2022 due to having higher revolver borrowings in 2022. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $4.9 million in the  three and six months ended June 30, 2021. The loss on extinguishment of debt related to fees incurred in conjunction with the Company’s June 9, 2021 refinancing of its Credit Agreement. The previous debt was considered extinguished, as all lenders on our previous term loan exited their positions in conjunction with changing from a Term Loan B to a Term Loan A arrangement.

Income Taxes

The Company’s effective tax rate was 23.2% and 5.5% for the three months ended June 30, 2022 and June 30, 2021, respectively. The Company’s effective tax rate was 23.9% and 4.7% for the six months ended June 30, 2022  and June 30, 2021, respectively. The effective tax rate for the three and six months ended June 30, 2022 was higher than the same periods in the prior year due to a discrete tax benefit of $2.7 million recorded in the three and six months ended June 30, 2021 related to favorable state income tax audit results.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income

Net income for the three months ended June 30, 2022 was $17.7 million, compared to net income of $14.1 million for the corresponding period in 2021, an increase of $3.6 million. Net income for the six months ended June 30, 2022 was $13.8 million, compared to net income of $14.8 million for the corresponding period in 2021, a decrease of $1.0 million. The change in net income for the three and six months ended June 30, 2022 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net income was 9.5% for the three months ended June 30, 2022 compared to 9.0% for the three months ended June 30, 2021. As a percentage of net sales, net income was 4.8% for the six months ended June 30, 2022 compared to 5.7% for the six months ended June 30, 2021.

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

As of June 30, 2022, we had $47.1 million of total liquidity, comprised of $6.0 million in cash and cash equivalents and $41.1 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2021 of approximately $136.1 million, comprised of approximately $37.0 million in cash and cash equivalents and borrowing availability of approximately $99.1 million under our revolving credit facility. The change in our total liquidity from December 31, 2021 is primarily due to the seasonality of our business. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents and inventories in thousands at June 30, 2022, December 31, 2021 and June 30, 2021.

	As of
	June 30,	December 31,	June 30,
	2022	2021	2021
Cash and cash equivalents	$6,041	$36,964	$15,175
Inventories	131,518	104,019	93,947

We had cash and cash equivalents of $6.0 million at June 30, 2022 compared to cash and cash equivalents of $37.0 million and $15.2 million at December 31, 2021 and June 30, 2021, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows (in thousands)	2022	2021	Change	Change

Net cash provided by (used in) operating activities	$(58,204)	$13,141	$(71,345)	(542.9)%
Net cash used in investing activities	(5,580)	(4,586)	(994)	21.7%
Net cash provided by (used in) financing activities	32,861	(34,410)	67,271	(195.5)%
Change in cash	$(30,923)	$(25,855)	$(5,068)	19.6%

Net cash provided by operating activities decreased $71.3 million from the six months ended June 30, 2021 to the six months ended June 30, 2022. The decrease in cash provided by operating activities was due to a $5.5 million decrease in net income adjusted for reconciling items as a result of the lower net income in the three months ended June 30, 2022 from less favorable operating results, as well as unfavorable changes in working capital of $65.8 million. The largest unfavorable changes in working capital were an increase in accounts receivable attributable to the increase in sales compared to the prior year, as well as an increase in inventory due to the pulling forward of purchases in anticipation of inflationary price increases and supply chain disruptions, as well as higher material costs due to inflation. In addition, there was an unfavorable change in working capital related to accounts payable related to the timing of supplier payments.

Net cash used in investing activities increased $1.0 million for the six months ended June 30, 2022 when compared to the corresponding period in 2021 due to a similar level of capital expenditures.

Net cash provided by financing activities increased $67.3 million for the three months ended June 30, 2022 as compared to the corresponding period in 2021. The increase in cash provided was primarily a result of having a voluntary $20.0 million prepayment on our debt in the six months ended June 30, 2021 and no corresponding payment in 2022. Additionally, the increase in cash provided was related to having $58.0 million in revolver borrowings outstanding at June 30, 2022 compared to $0.0 million in revolver borrowings outstanding at June 30, 2021. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. Somewhat offsetting this increase in cash provided is an increase related to $6.0 million in stock repurchases executed in the six months ended June 30, 2022 and no repurchases in the same period in the prior year.

Free Cash Flow

Free cash flow for the three months ended June 30, 2022 was ($35.6) million compared to ($13.4) million in the corresponding period in 2021, a decrease of $22.2 million. Free cash flow for the six months ended June 30, 2022 was ($63.8) million compared to $8.6 million in the corresponding period in 2021, a decrease of $72.4 million. The decreases in free cash flow for the three and six months ended June 30, 2022 is primarily a result of lower cash provided by operating activities of $71.3 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Net cash provided by (used in) operating activities	$(32,211)	$(11,008)	$(58,204)	$13,141
Acquisition of property and equipment	(3,382)	(2,409)	(5,580)	(4,586)
Free cash flow	$(35,593)	$(13,417)	$(63,784)	$8,555

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	$17,725	$14,103	$13,817	$14,845

Interest expense, net	2,473	4,372	4,586	7,347
Income tax expense	5,365	816	4,348	739
Depreciation expense	2,574	2,495	5,133	4,803
Amortization	2,630	2,705	5,260	5,410
EBITDA	30,767	24,491	33,144	33,144

Stock-based compensation expense	3,153	4,055	5,053	6,020
Loss on extinguishment of debt	-	4,936	-	4,936
COVID-19 (1)	12	15	32	55
Other charges (2)	170	(6)	509	(6)
Adjusted EBITDA	$34,102	$33,491	$38,738	$44,149

(1)

Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.

(2)	Reflects unrelated legal, severance, restructuring, and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Adjusted EBITDA
Work Truck Attachments	$33,589	$32,177	$36,633	$40,416
Work Truck Solutions	513	1,314	2,105	3,733
	$34,102	$33,491	$38,738	$44,149

Adjusted EBITDA at our Work Truck Attachments segment was $33.6 million for the three months ended June 30, 2022 compared to $32.2 million in the three months ended June 30, 2021, an increase of $1.4 million. Adjusted EBITDA at our Work Truck Attachments segment was $36.6 million for the six months ended June 30, 2022 compared to $40.4 million in the six months ended June 30, 2021, a decrease of $3.8 million. The change in the three months ended June 30, 2022 from the corresponding period in 2021 was due to pricing actions and an increase in volumes related to strong preseason order demand, somewhat offset by material, labor and freight inflation. The change in the six months ended June 30, 2022 from the corresponding period in 2021 is primarily due to material, labor and freight inflation, somewhat offset by pricing actions and higher volumes.

Adjusted EBITDA at our Work Truck Solutions segment was $0.5 million for the three months ended June 30, 2022 compared to $1.3 million in the three months ended June 30, 2021, a decrease of $0.8 million. Adjusted EBITDA at our Work Truck Attachments segment was $2.1 million for the  six months ended June 30, 2022 compared to $3.7 million in the six months ended June 30, 2021, a decrease of $1.6 million. The change in the three and six months ended June 30, 2022 is primarily due to lower volumes as a result of chassis and component shortages affecting production and deliveries, as well as inflationary pressures.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income (GAAP)	$17,725	$14,103	$13,817	$14,845
Adjustments:
- Stock-based compensation	3,153	4,055	5,053	6,020
- Loss on extinguishment of debt	-	4,936	-	4,936
- COVID-19 (1)	12	15	32	55
- Purchase accounting (2)	-	-	-	-
- Adjustments on derivative not classified as hedge (2)	(172)	605	(344)	(849)
- Other charges (3)	170	(6)	509	(6)
Tax effect on adjustments	(791)	(2,401)	(1,312)	(2,539)

Adjusted net income (non-GAAP)	$20,097	$21,307	$17,755	$22,462

Weighted average common shares outstanding assuming dilution	22,907,414	22,985,233	22,947,352	22,943,836

Adjusted earnings per common share - dilutive	$0.85	$0.91	$0.75	$0.95

GAAP diluted earnings per share	$0.75	$0.60	$0.58	$0.63
Adjustments net of income taxes:
- Stock-based compensation	0.10	0.14	0.17	0.19
- Loss on extinguishment of debt	-	0.16	-	0.16
- COVID-19 (1)	-	-	-	-
- Adjustments on derivative not classified as hedge (2)	(0.01)	0.01	(0.01)	(0.03)
- Other charges (3)	0.01	-	0.01	-

Adjusted diluted earnings per share (non-GAAP)	0.85	0.91	0.75	0.95

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

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended June 30, 2022.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the three and six months ended June 30, 2022 and we expect ongoing inflationary pressures may also impact our profitability in the remainder of 2022. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog.  In 2021 and in previous years, including in 2019, as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of June 30, 2022, we had outstanding borrowings under our term loan of $213.3 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2022 by $0.1 million, $0.2 million, and $0.2 million, respectively.

The Company is party to interest rate swap agreements to reduce its exposure to interest rate volatility. On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. On May 19, 2022, the Company entered into an interest rate swap agreement to further reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $125,000 effective for the period May 31, 2024 through June 9, 2026. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional details on our interest rate swap agreements.

As of June 30, 2022, we had $58.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2022 by $0.1 million, $0.1 million, and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 11.6% for the three months ended June 30, 2022  compared to 10.0% for the three months ended June 30, 2021. Our steel purchases as a percentage of revenue were 15.8% for the six months ended June 30, 2022  compared to 11.1% for the six months ended June 30, 2021. Steel costs increased in 2022 when compared to 2021 and are near historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic and the conflict in Ukraine. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2022, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Total share repurchases under the 2022 repurchase plan for the three months ended June 30, 2022 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
4/1/2022 - 4/21/2022	89,357	$33.57	89,357	$44,000
4/22/2022 - 6/30/2022	-	$-	-	44,000
Total	89,357	$33.57	89,357	$44,000

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2022, filed on August 2, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: August 2, 2022