Form 10-Q
period 2022-09-30
DOUGLAS DYNAMICS, INC
filed 2022-11-01
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of registrant’s common shares outstanding as of November 1, 2022 was 22,886,793.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,843	$36,964
Accounts receivable, net	165,266	71,035
Inventories	133,799	104,019
Inventories - truck chassis floor plan	564	2,655
Refundable income taxes paid	—	1,222
Prepaid and other current assets	7,491	4,536
Total current assets	309,963	220,431
Property, plant, and equipment, net	66,938	66,787
Goodwill	113,134	113,134
Other intangible assets, net	134,219	142,109
Operating lease - right of use asset	16,980	18,462
Non-qualified benefit plan assets	8,340	10,347
Other long-term assets	5,213	1,206
Total assets	$654,787	$572,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,104	$27,375
Accrued expenses and other current liabilities	33,660	36,126
Floor plan obligations	564	2,655
Operating lease liability - current	4,748	4,623
Income taxes payable	1,579	—
Short term borrowings	84,000	—
Current portion of long-term debt	11,137	11,137
Total current liabilities	161,792	81,916
Retiree benefits and deferred compensation	15,099	17,170
Deferred income taxes	30,679	29,789
Long-term debt, less current portion	197,988	206,058
Operating lease liability - noncurrent	13,726	15,408
Other long-term liabilities	5,065	7,525
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,886,793 and 22,980,951 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	229	230
Additional paid-in capital	163,115	163,552
Retained earnings	58,705	51,881
Accumulated other comprehensive income (loss), net of tax	8,389	(1,053)
Total stockholders’ equity	230,438	214,610
Total liabilities and stockholders’ equity	$654,787	$572,476

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)

Net sales	$166,100	$127,636	$456,262	$388,508
Cost of sales	124,831	97,001	342,696	282,823
Gross profit	41,269	30,635	113,566	105,685
Selling, general, and administrative expense	19,181	17,607	63,578	59,488
Intangibles amortization	2,630	2,642	7,890	8,052
Income from operations	19,458	10,386	42,098	38,145
Interest expense, net	(3,266)	(2,167)	(7,852)	(9,514)
Loss on extinguishment of debt	—	—	—	(4,936)
Other income (expense), net	(17)	15	94	123
Income before taxes	16,175	8,234	34,340	23,818
Income tax expense	2,895	1,204	7,243	1,943
Net income	$13,280	$7,030	$27,097	$21,875
Weighted average number of common shares outstanding:
Basic	22,886,793	22,980,951	22,925,231	22,945,617
Diluted	22,886,793	22,992,793	22,926,943	22,960,334
Earnings per common share:
Basic	$0.57	$0.30	$1.16	$0.94
Diluted	$0.56	$0.30	$1.14	$0.92
Cash dividends declared and paid per share	$0.29	$0.29	$0.87	$0.86
Comprehensive income	$17,032	$7,611	$36,539	$23,880

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
	(unaudited)

Operating activities
Net income	$27,097	$21,875
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,626	15,235
Loss (gain) on disposal of fixed asset	130	(165)
Amortization of deferred financing costs and debt discount	367	770
Loss on extinguishment of debt	—	4,936
Stock-based compensation	5,563	6,025
Adjustments on derivatives not classified as hedges	(516)	(1,020)
Provision (credit) for losses on accounts receivable	(175)	519
Deferred income taxes	890	872
Non-cash lease expense	1,481	2,360
Changes in operating assets and liabilities:
Accounts receivable	(94,056)	(41,459)
Inventories	(29,781)	(20,391)
Prepaid assets, refundable income taxes and other assets	(3,732)	(3,545)
Accounts payable	(365)	538
Accrued expenses and other current liabilities	(888)	(3,433)
Benefit obligations and other long-term liabilities	3,873	(2,598)
Net cash used in operating activities	(74,486)	(19,481)
Investing activities
Capital expenditures	(8,924)	(7,271)
Net cash used in investing activities	(8,924)	(7,271)
Financing activities
Repurchase of common stock	(6,001)	—
Payments of financing costs	—	(1,371)
Dividends paid	(20,273)	(19,880)
Net revolver borrowings	84,000	37,000
Borrowings on long-term debt	—	224,438
Repayment of long-term debt	(8,437)	(247,125)
Net cash provided by (used in) financing activities	49,289	(6,938)
Change in cash and cash equivalents	(34,121)	(33,690)
Cash and cash equivalents at beginning of period	36,964	41,030
Cash and cash equivalents at end of period	$2,843	$7,340

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$2,215	$28,012

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Total
Three Months Ended September 30, 2022
Balance at June 30, 2022	22,886,793	$229	$162,605	$52,184	$4,637	$219,655
Net income	—	—	—	13,280	—	13,280
Dividends paid	—	—	—	(6,759)	—	(6,759)
Adjustment for postretirement benefit liability, net of tax of $14	—	—	—	—	(41)	(41)
Adjustment for interest rate swap, net of tax of ($1,333)	—	—	—	—	3,793	3,793
Repurchase of common stock	—	—	—	—	—	—
Stock based compensation	—	—	510	—	—	510
Balance at September 30, 2022	22,886,793	$229	$163,115	$58,705	$8,389	$230,438

Nine Months Ended September 30, 2022
Balance at December 31, 2021	22,980,951	$230	$163,552	$51,881	$(1,053)	$214,610
Net income	—	—	—	27,097	—	27,097
Dividends paid	—	—	—	(20,273)	—	(20,273)
Adjustment for pension and postretirement benefit liability, net of tax of $42	—	—	—	—	(123)	(123)
Adjustment for interest rate swap, net of tax of ($3,361)	—	—	—	—	9,565	9,565
Shares withheld on restricted stock vesting	—	—	—	—	—	—
Repurchase of common stock	(171,088)	(2)	(5,999)	—	—	(6,001)
Stock based compensation	76,930	1	5,562	—	—	5,563
Balance at September 30, 2022	22,886,793	$229	$163,115	$58,705	$8,389	$230,438

Three Months Ended September 30, 2021
Balance at June 30, 2021	22,980,951	$230	$163,777	$49,303	$(4,071)	$209,239
Net income	—	—	—	7,030	—	7,030
Dividends paid	—	—	—	(6,626)	—	(6,626)
Adjustment for pension and postretirement benefit liability, net of tax of $20	—	—	—	—	(58)	(58)
Adjustment for interest rate swap, net of tax of ($221)	—	—	—	—	639	639
Stock based compensation	—	—	5	—	—	5
Balance at September 30, 2021	22,980,951	$230	$163,782	$49,707	$(3,490)	$210,229

Nine Months Ended September 30, 2021
Balance at December 31, 2020	22,857,457	$229	$157,758	$47,712	$(5,495)	$200,204
Net income	—	—	—	21,875	—	21,875
Dividends paid	—	—	—	(19,880)	—	(19,880)
Adjustment for pension and postretirement benefit liability, net of tax of $60	—	—	—	—	(174)	(174)
Adjustment for interest rate swap, net of tax of ($755)	—	—	—	—	2,179	2,179
Stock based compensation	123,494	1	6,024	—	—	6,025
Balance at September 30, 2021	22,980,951	$230	$163,782	$49,707	$(3,490)	$210,229

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and the Condensed Cash Flows for the nine months ended September 30, 2022 and 2021 have been prepared by the Company and have not been audited.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which increased revenue by $898 and decreased revenue by $92 for the three months ended September 30, 2022 and 2021, respectively. The adjustment increased revenue by $983 and $168 for the nine months ended September 30, 2022 and 2021, respectively.

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

Revenue by customer type was as follows:

Three Months Ended September 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$108,235	$30,090	$138,325
Government	-	13,925	13,925
Fleet	-	11,638	11,638
Other	-	2,212	2,212
Total revenue	$108,235	$57,865	$166,100

Three Months Ended September 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$81,373	$25,425	$106,798
Government	-	10,942	10,942
Fleet	-	8,539	8,539
Other	-	1,357	1,357
Total revenue	$81,373	$46,263	$127,636

Nine Months Ended September 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$284,375	$90,801	$375,176
Government	-	39,933	39,933
Fleet	-	34,789	34,789
Other	-	6,364	6,364
Total revenue	$284,375	$171,887	$456,262

Nine Months Ended September 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$227,992	$91,457	$319,449
Government	-	32,858	32,858
Fleet	-	29,179	29,179
Other	-	7,022	7,022
Total revenue	$227,992	$160,516	$388,508

Revenue by timing of revenue recognition was as follows:

Three Months Ended September 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$108,235	$36,515	$144,750
Over time	-	21,350	21,350
Total revenue	$108,235	$57,865	$166,100

Three Months Ended September 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$81,373	$29,201	$110,574
Over time	-	17,062	17,062
Total revenue	$81,373	$46,263	$127,636

Nine Months Ended September 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$284,375	$106,049	$390,424
Over time	-	65,838	65,838
Total revenue	$284,375	$171,887	$456,262

Nine Months Ended September 30, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$227,992	$102,601	$330,593
Over time	-	57,915	57,915
Total revenue	$227,992	$160,516	$388,508

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and nine months ended September 30, 2022 and 2021, respectively:

Three Months Ended September 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,330	$7,252	$(4,633)	$6,949

Three Months Ended September 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$6,603	$4,660	$(7,767)	$3,496

Nine Months Ended September 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,454	$15,889	$(11,394)	$6,949

Nine Months Ended September 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,746	$15,389	$(14,639)	$3,496

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of September 30, 2022 or 2021. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $630 and $601 during the three months ended September 30, 2022 and 2021, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $1,691 and $2,746 during the nine months ended September 30, 2022 and 2021, respectively, which was included in contract liabilities at the beginning of each period.

3.	Credit Losses

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of September 30, 2022, the Company had an allowance for credit losses on its trade accounts receivable of $1,733 and $943 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2021, the Company had an allowance for credit losses on its trade accounts receivable of $1,430 and $1,540 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the nine months ended September 30, 2022 and 2021:

	Balance at December 31, 2021	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at September 30, 2022
Nine Months Ended September 30, 2022
Work Truck Attachments	$1,430	$300	$-	$3	$1,733
Work Truck Solutions	1,540	(475)	(109)	(13)	943
Total	$2,970	$(175)	$(109)	$(10)	$2,676

	Balance at December 31, 2020	Additions charged to earnings	Writeoffs	Changes to reserve, net	Balance at September 30, 2021
Nine Months Ended September 30, 2021
Work Truck Attachments	$1,480	$300	$-	$3	$1,783
Work Truck Solutions	1,449	219	(10)	16	1,674
Total	$2,929	$519	$(10)	$19	$3,457

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2022	2021
Assets:
Non-qualified benefit plan assets (a)	$8,340	$10,347
Interest rate swaps (b)	7,013	-

Total Assets	$15,353	$10,347

Liabilities:
Interest rate swaps (b)	$-	$6,428
Long-term debt (c)	210,522	218,875
Total Liabilities	$210,522	$225,303

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $3,104 and $3,909 at September 30, 2022 are included in Prepaid and other current assets and Other long-term assets, respectively.  Interest rate swaps of $3,479 and $2,949 at December 31, 2021 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2022	2021

Finished goods	$67,021	$50,416
Work-in-process	15,466	8,916
Raw material and supplies	51,312	44,687
	$133,799	$104,019

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  During the fourth quarter of 2021, a separate financing agreement was entered into that does not pass title of the truck chassis upon receipt of the inventory. As a result, most of the floor plan truck chassis previously recorded on the balance sheet fall under this new financing agreement, and only the trucks still covered under the previous floor plan financing agreement remain on the balance sheet. At September 30, 2022 and December 31, 2021, the Company had $564 and $2,655, respectively, of chassis inventory and $564 and $2,655 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2022	2021

Land	$3,969	$3,969
Land improvements	5,335	5,278
Leasehold improvements	5,442	5,405
Buildings	35,547	34,635
Machinery and equipment	70,867	68,939
Furniture and fixtures	23,316	22,275
Mobile equipment and other	4,910	4,737
Construction-in-process	7,319	4,235
Total property, plant and equipment	156,705	149,473
Less accumulated depreciation	(89,767)	(82,686)
Net property, plant and equipment	$66,938	$66,787

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease expense	$1,376	$4,158	$1,433	$4,215
Short term lease cost	$85	$274	$34	$192
Total lease cost	$1,461	$4,432	$1,467	$4,407

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Cash paid for amounts included in the measurement of operating lease liabilities	$4,301	$4,142
Non-cash lease expense - right-of-use assets	$3,566	$2,360
Right-of-use assets obtained in exchange for operating lease obligations	$2,126	$865

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$16,980	$18,462

Other current liabilities	4,748	4,623
Operating lease liabilities	13,726	15,408
Total operating lease liabilities	$18,474	$20,031

Weighted Average Remaining Lease Term
Operating leases (in months)	57	62

Weighted Average Discount Rate
Operating leases	4.64%	4.79%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$1,397
2023	5,377
2024	4,503
2025	3,694
2026	2,555
Thereafter	2,916
Total Lease Payments	20,442
Less: imputed interest	(1,968)
Total	$18,474

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2022
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	74,000	6,000
Customer relationships	80,920	36,244	44,676
Patents	21,136	16,680	4,456
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,972	1,487
Amortizable intangibles, net	196,155	139,536	56,619
Total	$273,755	$139,536	$134,219

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2021
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	71,000	9,000
Customer relationships	80,920	32,366	48,554
Patents	21,136	15,739	5,397
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,901	1,558
Amortizable intangibles, net	196,155	131,646	64,509
Total	$273,755	$131,646	$142,109

Amortization expense for intangible assets was $2,630 and $2,642 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $7,890 and $8,052 for the nine months ended September 30, 2022 and 2021, respectively. Estimated amortization expense for the remainder of 2022 and each of the succeeding five years is as follows:

2022	$2,630
2023	10,520
2024	7,520
2025	6,075
2026	5,450
2027	5,450

9.	Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2022	2021

Term Loan, net of debt discount of $415 and $499 at September 30, 2022 and December 31, 2021, respectively	$210,522	$218,875
Less current maturities	11,137	11,137
Long-term debt before deferred financing costs	199,385	207,738
Deferred financing costs, net	1,397	1,680
Long-term debt, net	$197,988	$206,058

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

The Credit Agreement was issued at a $563 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $1,409 are being amortized over the term of the loan. The Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt under ASC 470-50, which resulted in the write off of unamortized capitalized deferred financing costs of $972 as well as the write off of unamortized debt discount of $3,964, resulting in a loss on extinguishment of debt of $4,936 in the Consolidated Statement Operations and Comprehensive Income for the nine months ended September 30, 2021.

At September 30, 2022, the Company had outstanding borrowings under its term loan of $210,522, $84,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $15,450. At December 31, 2021, the Company had outstanding borrowings under its term loan of $218,875, no outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $99,050.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of  September 30, 2022, the Company was in compliance with the respective covenants.

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

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the three months ended September 30, 2022 and 2021 was ($291) and ($291), respectively. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the nine months ended September 30, 2022 and 2021 was ($873) and $859, respectively. A mark-to-market adjustment of $119 and $119 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended  September 30, 2022 and 2021, respectively, related to the swap. A mark-to-market adjustment of $357 and ($1,879) was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2022 and 2021, respectively, related to the swap.

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

The interest rate swaps' positive fair value at September 30, 2022 was $7,013, of which $3,104 and $3,909 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps' negative fair value at  December 31, 2021 was $6,428, of which $3,479 and $2,949 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheet, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	September 30,	December 31,
	2022	2021

Payroll and related costs	$12,067	$13,299
Employee benefits	8,257	8,933
Accrued warranty	4,242	3,645
Interest rate swaps	-	3,479
Other	9,094	6,770
	$33,660	$36,126

11.	Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $7,433 at September 30, 2022, of which $3,191 is included in Other long-term liabilities and $4,242 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $6,368 at December 31, 2021, of which $2,723 is included in Other long-term liabilities and $3,645 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Balance at the beginning of the period	$6,518	$5,423	$6,368	$5,812
Warranty provision	1,321	1,315	3,722	4,020
Claims paid/settlements	(406)	(673)	(2,657)	(3,767)
Balance at the end of the period	$7,433	$6,065	$7,433	$6,065

12.	Earnings per Share

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Basic earnings per common share
Net income	$13,280	$7,030	$27,097	$21,875
Less income allocated to participating securities	259	117	517	357
Net income allocated to common shareholders	$13,021	$6,913	$26,580	$21,518
Weighted average common shares outstanding	22,886,793	22,980,951	22,925,231	22,945,617
	$0.57	$0.30	$1.16	$0.94

Earnings per common share assuming dilution
Net income	$13,280	$7,030	$27,097	$21,875
Less income allocated to participating securities	259	117	517	357
Net income allocated to common shareholders	$13,021	$6,913	$26,580	$21,518
Weighted average common shares outstanding	22,886,793	22,980,951	22,925,231	22,945,617
Incremental shares applicable to non-participating RSUs	-	11,842	1,712	14,717
Weighted average common shares assuming dilution	22,886,793	22,992,793	22,926,943	22,960,334
	$0.56	$0.30	$1.14	$0.92

13.	Employee Stock Plans

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $3,724 and $618 in the in nine months ended September 30, 2022 and 2021, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s Nominating and Governance Committee of its Board of Directors approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company grants performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $37.57. The Company recognized $234 and ($290) of compensation expense related to the awards in the three months ended September 30, 2022 and 2021, respectively. The Company recognized $2,945 and $2,984 of compensation expense related to the awards in the nine months ended September 30, 2022 and 2021, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of  September 30, 2022 expected to be earned through the requisite service period was approximately $2,293 and is expected to be recognized through 2025.

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

A summary of RSU activity for the nine months ended September 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2021	79,903	$48.87	1.91
Granted	115,005	$36.72	1.42
Vested	(77,535)	$40.97	-
Cancelled and forfeited	(6,938)	$46.94	-

Unvested at September 30, 2022	110,435	$41.89	1.99

Expected to vest in the future at September 30, 2022	107,527	$41.89	1.99

The Company recognized $276 and $295 of compensation expense related to the RSU awards in the three months ended  September 30, 2022 and 2021, respectively. The Company recognized $2,618 and $3,041 of compensation expense related to the RSU awards in the nine months ended September 30, 2022 and 2021, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2022, expected to be earned through the requisite service period was approximately $1,707 and is expected to be recognized through 2025.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net sales
Work Truck Attachments	$108,235	$81,373	$284,375	$227,992
Work Truck Solutions	57,865	46,263	171,887	160,516
	$166,100	$127,636	$456,262	$388,508
Adjusted EBITDA
Work Truck Attachments	$22,929	$14,790	$59,562	$55,206
Work Truck Solutions	2,202	700	4,307	4,433
	$25,131	$15,490	$63,869	$59,639
Depreciation and amortization expense
Work Truck Attachments	$3,228	$3,038	$9,618	$8,836
Work Truck Solutions	2,005	1,984	6,008	6,399
	$5,233	$5,022	$15,626	$15,235
Assets
Work Truck Attachments	$454,739	$405,401
Work Truck Solutions	200,048	194,833
	$654,787	$600,234
Capital Expenditures
Work Truck Attachments	$2,741	$2,221	$6,807	$6,202
Work Truck Solutions	630	331	1,211	1,108
	$3,371	$2,552	$8,018	$7,310

Adjusted EBITDA
Work Truck Attachments	$22,929	$14,790	$59,562	$55,206
Work Truck Solutions	2,202	700	4,307	4,433
Total Adjusted EBITDA	$25,131	$15,490	$63,869	$59,639
Less items to reconcile Adjusted EBITDA to Income before taxes:
Interest expense - net	3,266	2,167	7,852	9,514
Depreciation expense	2,603	2,380	7,736	7,183
Amortization	2,630	2,642	7,890	8,052
Stock based compensation	510	5	5,563	6,025
Loss on extinguishment of debt	-	-	-	4,936
COVID-19 (1)	7	12	39	67
Other charges (2)	(60)	50	449	44
Income before taxes	$16,175	$8,234	$34,340	$23,818

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

The Company’s effective tax rate was 17.9% and 14.6% for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 21.1% and 8.2% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was higher than the prior year periods due to a discrete tax benefit of $774 and $3,513 in the three and nine months ended September 30, 2021, respectively, related to favorable income tax audit results in states in which the Company files. The effective tax rate for the three and nine months ended September 30, 2022 was impacted by a discrete tax benefit of $916 related to state income rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

Changes to accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2022 are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2021	$(3,524)	$2,471	$(1,053)
Other comprehensive gain before reclassifications	8,138	—	8,138
Amounts reclassified from accumulated other comprehensive income (loss): (1)	1,427	(123)	1,304
Balance at September 30, 2022	$6,041	$2,348	$8,389

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(165)
Tax expense	42
Reclassification net of tax	$(123)

Realized losses on interest rate swaps reclassified to interest expense	$1,928
Tax benefit	(501)
Reclassification net of tax	$1,427

Changes to accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2021, are as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2020	$(7,608)	$2,113	$(5,495)
Other comprehensive loss before reclassifications	(177)	—	(177)
Amounts reclassified from accumulated other comprehensive income (loss): (1)	2,355	(173)	2,182
Balance at September 30, 2021	$(5,430)	$1,940	$(3,490)

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(234)
Tax expense	61
Reclassification net of tax	$(173)

Realized losses on interest rate swaps reclassified to interest expense	$3,182
Tax benefit	(827)
Reclassification net of tax	$2,355

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

COVID-19 and Other Market Pressures

As a result of the COVID-19 pandemic, including the market volatility, labor shortages, inflationary pressures, especially around the price of steel, and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations were impacted in the three and nine months ended September 30, 2022 and 2021, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic and related market conditions and pressures on our future financial results as the situation remains unpredictable, but the pandemic has had and is likely to continue to have a material impact on our results of operations for the year ended December 31, 2022. In addition, results have been and may continue to be impacted in future quarters due to supply chain constraints and inflation stemming from the pandemic and other market pressures, including the conflict in Ukraine, including constraints around chassis and other component parts, inflation in materials and freight, and labor availability.

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

Overview

The following table sets forth, for the three and nine months ended September 30, 2022 and 2021, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2022 and 2021 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$166,100	$127,636	$456,262	$388,508
Cost of sales	124,831	97,001	342,696	282,823
Gross profit	41,269	30,635	113,566	105,685
Selling, general, and administrative expense	19,181	17,607	63,578	59,488
Intangibles amortization	2,630	2,642	7,890	8,052
Income from operations	19,458	10,386	42,098	38,145
Interest expense, net	(3,266)	(2,167)	(7,852)	(9,514)
Loss on extinguishment of debt	-	-	-	(4,936)
Other income (expense), net	(17)	15	94	123
Income before taxes	16,175	8,234	34,340	23,818
Income tax expense	2,895	1,204	7,243	1,943
Net income	$13,280	$7,030	$27,097	$21,875

The following table sets forth for the three and nine months ended September 30, 2022 and 2021, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.2%	76.0%	75.1%	72.8%
Gross profit	24.8%	24.0%	24.9%	27.2%
Selling, general, and administrative expense	11.5%	13.8%	14.0%	15.3%
Intangibles amortization	1.6%	2.1%	1.7%	2.1%
Income from operations	11.7%	8.1%	9.2%	9.8%
Interest expense, net	(2.0)%	(1.7)%	(1.7)%	(2.4)%
Loss on extinguishment of debt	-%	-%	-%	(1.3)%
Other income (expense), net	-%	-%	-%	-%
Income before taxes	9.7%	6.4%	7.5%	6.1%
Income tax expense	1.7%	0.9%	1.6%	0.5%
Net income	8.0%	5.5%	5.9%	5.6%

Net Sales

Net sales were $166.1 million for the three months ended September 30, 2022 compared to $127.6 million in the three months ended September 30, 2021, an increase of $38.5, or 30.2%. Net sales were $456.3 million for the nine months ended September 30, 2022 compared to $388.5 million in the nine months ended September 30, 2021, an increase of $67.8 million, or 17.5%. The increase in sales for the three and nine months ended September 30, 2022 compared to the same periods in 2021 is a result of pricing actions in both segments, as well as strong preseason order demand in our Work Truck Attachments segment leading to increased volumes. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net sales
Work Truck Attachments	$108,235	$81,373	$284,375	$227,992
Work Truck Solutions	57,865	46,263	171,887	160,516
	$166,100	$127,636	$456,262	$388,508

Net sales at our Work Truck Attachments segment were $108.2 million for the three months ended September 30, 2022 compared to $81.4 million in the three months ended September 30, 2021, an increase of $26.8 million. Net sales at our Work Truck Attachments segment were $284.4 million for the nine months ended September 30, 2022 compared to $228.0 million in the nine months ended September 30, 2021, an increase of $56.4 million. The increase in the three and nine months ended September 30, 2022 was primarily due to pricing actions, as well as strong preseason order demand leading to increased volumes. This increased preseason order volume was despite snowfall in this most recent snow season ended March 2022 being approximately 12% below the ten-year average, compared to the prior snow season ended March 2021 which was approximately 7% below the ten-year average.

Net sales at our Work Truck Solutions segment were $57.9 million for the three months ended September 30, 2022 compared to $46.3 million in the three months ended September 30, 2021, an increase of $11.6 million. Net sales at our Work Truck Solutions segment were $171.9 million for the nine months ended September 30, 2022 compared to $160.5 million in the nine months ended September 30, 2021, an increase of $11.4 million. The increase in sales for the three months ended September 30, 2022 compared to the same period in 2021 was a result of price increase realization, as well as improved volumes related to more stable and predictable chassis supply. The increase in sales for the nine months ended September 30, 2022 compared to the same period in 2021 was a result of price increase realization, as well as improved volumes related to more stable and predictable Class 7-8 chassis supply, somewhat offset by component shortages leading to lower production and deliveries.

Cost of Sales

Cost of sales was $124.8 million for the three months ended September 30, 2022 compared to $97.0 million for the three months ended September 30, 2021, an increase of $27.8 million or 28.7%. Cost of sales was $342.7 million for the nine months ended September 30, 2022 compared to $282.8 million for the nine months ended September 30, 2021, an increase of $59.9 million or 21.2%. The increase in cost of sales for the three and nine months ended September 30, 2022 compared to the same period in the prior year was driven by the higher volumes, as well as material, labor and freight inflation. Cost of sales as a percentage of sales were 75.2% and 75.1% for the three and nine months ended September 30, 2022, respectively, compared to 76.0% and 72.8% for the three and nine months ended September 30, 2021, respectively. The decrease in cost of sales as a percentage of sales for the three months ended September 30, 2022 was due to the higher sales, somewhat offset by inflationary pressures. The increase in cost of sales as a percentage of sales for the nine months ended September 30, 2022 was due to inflation.

Gross Profit

Gross profit was $41.3 million for the three months ended September 30, 2022 compared to $30.6 million for the three months ended September 30, 2021, an increase of $10.7 million, or 35.0%. Gross profit was $113.6 million for the nine months ended September 30, 2022 compared to $105.7 million for the nine months ended September 30, 2021, an increase of $7.9 million, or 7.5%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 24.0% for the three months ended September 30, 2021 to 24.8% for the corresponding period in 2022. As a percentage of net sales, gross profit decreased from 27.2% for the nine months ended September 30, 2021 to 24.9% for the corresponding period in 2022. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $21.8 million for the three months ended September 30, 2022 compared to $20.2 million for the three months ended  September 30, 2021, an increase of $1.6 million, or 7.9%. Selling, general and administrative expenses, including intangibles amortization, were $71.5 million for the nine months ended September 30, 2022 compared to $67.5 million for the nine months ended September 30, 2021, an increase of $4.0 million, or 5.9%. The increase in the three and nine months ended September 30, 2022 is related to increased salaries and benefits, travel expenditures, as well as other discretionary spending as spending was reduced in 2021 as a result of the COVID-19 pandemic.

Interest Expense

Interest expense was $3.3 million for the three months ended September 30, 2022, an increase compared to the $2.2 million incurred in the same period in the prior year. Interest expense was $7.9 million for the nine months ended September 30, 2022, a decrease compared to the $9.5 million incurred in the same period in the prior year. The increase in interest expense for the three months ended September 30, 2022 was due to higher interest on our revolver of $0.6 million in the three months ended September 30, 2022, due to having higher revolver borrowings during the quarter compared to the prior year. In addition, the increase in the three months ended September 30, 2022 was due higher interest on our term loan of $0.3 million related to higher interest rates.  The remaining increase relates to interest on our floor plan agreement, see Note 5 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the floor plan agreement. The decrease in interest expense for the nine months ended September 30, 2022 was due to lower interest on our term loan of $2.7 million in the nine months ended September 30, 2022, due to the decrease in principal balance from the June 9, 2021 refinancing. Somewhat offsetting the decrease in the nine months ended September 30, 2022 was a $0.5 million gain in residual non-cash amortization adjustments on an interest rate swap previously not accounted for as a hedge, compared to a $1.0 million gain in the nine months ended September 30, 2021 in non-cash mark-to-market and amortization adjustments on the ineffective interest rate swap.  Also somewhat offsetting this decrease is an increase in interest expense on our revolving line of credit of $0.8 million in the nine months ended September 30, 2022 due to having higher revolver borrowings in 2022. The remaining difference relates to interest on our floor plan agreement. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $4.9 million in the  nine months ended September 30, 2021. The loss on extinguishment of debt related to fees incurred in conjunction with the Company’s June 9, 2021 refinancing of its Credit Agreement. The previous debt was considered extinguished, as all lenders on our previous term loan exited their positions in conjunction with changing from a Term Loan B to a Term Loan A arrangement.

Income Taxes

The Company’s effective tax rate was 17.9% and 14.6% for the three months ended September 30, 2022 and September 30, 2021, respectively. The Company’s effective tax rate was 21.1% and 8.2% for the nine months ended September 30, 2022  and September 30, 2021, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was higher than the prior year periods due to a discrete tax benefit of $0.8 million and $3.5 million in the three and nine months ended September 30, 2021, respectively, related to favorable income tax audit results in states in which the Company files. The effective tax rate for the three and nine months ended September 30, 2022 was impacted by a discrete tax benefit of $0.9 million related to state income rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income

Net income for the three months ended September 30, 2022 was $13.3 million, compared to net income of $7.0 million for the corresponding period in 2021, an increase of $6.3 million. Net income for the nine months ended September 30, 2022 was $27.1 million, compared to net income of $21.9 million for the corresponding period in 2021, an increase of $5.2 million. The change in net income for the three and nine months ended September 30, 2022 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net income was 8.0% for the three months ended September 30, 2022 compared to 5.5% for the three months ended September 30, 2021. As a percentage of net sales, net income was 5.9% for the nine months ended September 30, 2022 compared to 5.6% for the nine months ended September 30, 2021.

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

On February 16, 2022, our Board of Directors authorized the purchase of up to $50 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

As of September 30, 2022, we had $18.3 million of total liquidity, comprised of $2.8 million in cash and cash equivalents and $15.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2021 of approximately $136.1 million, comprised of approximately $37.0 million in cash and cash equivalents and borrowing availability of approximately $99.1 million under our revolving credit facility. The change in our total liquidity from December 31, 2021 is primarily due to the seasonality of our business. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents and inventories in thousands at September 30, 2022, December 31, 2021 and September 30, 2021.

	As of
	September 30,	December 31,	September 30,
	2022	2021	2021
Cash and cash equivalents	$2,843	$36,964	$7,340
Inventories	133,799	104,019	100,134

We had cash and cash equivalents of $2.8 million at September 30, 2022 compared to cash and cash equivalents of $37.0 million and $7.3 million at December 31, 2021 and September 30, 2021, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows (in thousands)	2022	2021	Change	Change

Net cash used in operating activities	$(74,486)	$(19,481)	$(55,005)	282.4%
Net cash used in investing activities	(8,924)	(7,271)	(1,653)	22.7%
Net cash provided by (used in) financing activities	49,289	(6,938)	56,227	(810.4)%
Change in cash	$(34,121)	$(33,690)	$(431)	1.3%

Net cash used in operating activities increased $55.0 million from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase in cash used in operating activities was due to a $0.9 million decrease in net income adjusted for reconciling items, as well as unfavorable changes in working capital of $54.1 million. The largest unfavorable changes in working capital were an increase in accounts receivable attributable to the increase in sales compared to the prior year, as well as an increase in inventory due to the pulling forward of purchases in anticipation of inflationary price increases and supply chain disruptions, as well as higher material costs due to inflation.

Net cash used in investing activities increased $1.7 million for the nine months ended September 30, 2022 when compared to the corresponding period in 2021 due to a higher level of capital expenditures.

Net cash provided by (used in) financing activities increased $56.2 million for the three months ended September 30, 2022 as compared to the corresponding period in 2021. The increase in cash provided was partially a result of having a voluntary $20.0 million prepayment on our debt in the nine months ended September 30, 2021 and no corresponding payment in 2022. Additionally, the increase in cash provided was related to having $84.0 million in revolver borrowings outstanding at September 30, 2022 compared to $37.0 million in revolver borrowings outstanding at September 30, 2021. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. Somewhat offsetting this increase in cash provided is an increase related to $6.0 million in stock repurchases executed in the nine months ended September 30, 2022 and no repurchases in the same period in the prior year.

Free Cash Flow

Free cash flow for the three months ended September 30, 2022 was ($19.6) million compared to ($35.3) million in the corresponding period in 2021, an increase of $15.7 million. Free cash flow for the nine months ended September 30, 2022 was ($83.4) million compared to ($26.8) million in the corresponding period in 2021, a decrease of $56.6 million. The decrease in free cash flow for the nine months ended September 30, 2022 is primarily a result of higher cash used in operating activities of $55.0 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Net cash used in operating activities	$(16,282)	$(32,622)	$(74,486)	$(19,481)
Acquisition of property and equipment	(3,344)	(2,685)	(8,924)	(7,271)
Free cash flow	$(19,626)	$(35,307)	$(83,410)	$(26,752)

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	$13,280	$7,030	$27,097	$21,875

Interest expense, net	3,266	2,167	7,852	9,514
Income tax expense	2,895	1,204	7,243	1,943
Depreciation expense	2,603	2,380	7,736	7,183
Amortization	2,630	2,642	7,890	8,052
EBITDA	24,674	15,423	57,818	48,567

Stock-based compensation expense	510	5	5,563	6,025
Loss on extinguishment of debt	-	-	-	4,936
COVID-19 (1)	7	12	39	67
Other charges (2)	(60)	50	449	44
Adjusted EBITDA	$25,131	$15,490	$63,869	$59,639

(1)

Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.

(2)	Reflects unrelated legal, severance, restructuring, and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Adjusted EBITDA
Work Truck Attachments	$22,929	$14,790	$59,562	$55,206
Work Truck Solutions	2,202	700	4,307	4,433
	$25,131	$15,490	$63,869	$59,639

Adjusted EBITDA at our Work Truck Attachments segment was $22.9 million for the three months ended September 30, 2022 compared to $14.8 million in the three months ended September 30, 2021, an increase of $8.1 million. Adjusted EBITDA at our Work Truck Attachments segment was $59.6 million for the nine months ended September 30, 2022 compared to $55.2 million in the nine months ended September 30, 2021, an increase of $4.4 million. The change in the three and nine months ended September 30, 2022 from the corresponding period in 2021 was due to pricing actions and an increase in volumes related to strong preseason order demand, somewhat offset by material, labor and freight inflation.

Adjusted EBITDA at our Work Truck Solutions segment was $2.2 million for the three months ended September 30, 2022 compared to $0.7 million in the three months ended September 30, 2021, an increase of $1.5 million. Adjusted EBITDA at our Work Truck Attachments segment was $4.3 million for the  nine months ended September 30, 2022 compared to $4.4 million in the nine months ended September 30, 2021, a decrease of $0.1 million. The change in the three months ended September 30, 2022 was due to price increase realization, as well as improved volumes related to more stable and predictable chassis supply, somewhat offset by inflationary pressures. The change in the nine months ended September 30, 2022 was primarily due to chassis and component shortages affecting production and deliveries, as well as inflationary pressures.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income (GAAP)	$13,280	$7,030	$27,097	$21,875
Adjustments:
- Stock-based compensation	510	5	5,563	6,025
- Loss on extinguishment of debt	-	-	-	4,936
- COVID-19 (1)	7	12	39	67
- Purchase accounting (2)	-	-	-	-
- Adjustments on derivative not classified as hedge (2)	(172)	(171)	(516)	(1,020)
- Other charges (3)	(60)	50	449	44
Tax effect on adjustments	(72)	26	(1,384)	(2,513)

Adjusted net income (non-GAAP)	$13,493	$6,952	$31,248	$29,414

Weighted average common shares outstanding assuming dilution	22,886,793	22,992,793	22,926,943	22,960,334

Adjusted earnings per common share - dilutive	$0.57	$0.29	$1.32	$1.24

GAAP diluted earnings per share	$0.56	$0.30	$1.14	$0.92
Adjustments net of income taxes:
- Stock-based compensation	0.02	-	0.18	0.20
- Loss on extinguishment of debt	-	-	-	0.16
- COVID-19 (1)	-	-	-	-
- Adjustments on derivative not classified as hedge (2)	(0.01)	(0.01)	(0.02)	(0.04)
- Other charges (3)	-	-	0.02	-

Adjusted diluted earnings per share (non-GAAP)	0.57	0.29	1.32	1.24

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

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended September 30, 2022.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the three and nine months ended September 30, 2022 and we expect ongoing inflationary pressures may also impact our profitability in the remainder of 2022. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog.  In 2022, 2021 and in previous years, including in 2019, as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of September 30, 2022, we had outstanding borrowings under our term loan of $210.5 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2022 by $0.1 million, $0.2 million, and $0.2 million, respectively.

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

As of September 30, 2022, we had $84.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2022 by $0.2 million, $0.2 million, and $0.3 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 13.2% for the three months ended September 30, 2022  compared to 12.2% for the three months ended September 30, 2021. Our steel purchases as a percentage of revenue were 14.8% for the nine months ended September 30, 2022  compared to 11.4% for the nine months ended September 30, 2021. Steel costs increased in 2022 when compared to 2021 and are near historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic and the conflict in Ukraine. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2022, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Total share repurchases under the 2022 repurchase plan for the three months ended September 30, 2022 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
7/1/2022 - 7/31/2022	-	$-	-	$44,000
8/1/2022 - 8/31/2022	-	-	-	44,000
9/1/2022 - 9/30/2022	-	-	-	44,000
Total	-	$-	-	$44,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On October 31, 2022, the Company entered into amended and restated employment agreements with each of Robert (Bob) McCormick, the Company’s President and Chief Executive Officer; Sarah C. Lauber, the Company’s Chief Financial Officer and Secretary; and Linda R. Evans, the Company’s Vice President of Human Resources.

Pursuant to the terms of Mr. McCormick’s amended and restated employment agreement, upon a qualifying termination of employment without cause or resignation due to a material breach of the agreement by the Company prior to a change of control of the Company, he would be entitled to severance equal to the product of one and one-half (1 ½) multiplied by the sum of his annual base salary plus his target annual bonus.  If Mr. McCormick’s employment is terminated without cause or he resigns with good reason during the 24 months following a change of control of the Company, then he would be entitled to receive severance equal to the product of two and one-quarter (2 ¼) multiplied by the sum of his annual base salary plus his target annual bonus.   Mr. McCormick would also be eligible for continued coverage under the Company’s benefit plans at the active employee rates for up to 18 months following termination of employment.

Pursuant to the terms of Ms. Lauber’s and Ms. Evans’s amended and restated employment agreements, upon a qualifying termination of employment without cause or resignation due to a material breach of the agreement by the Company prior to a change of control of the Company, the executive would be entitled to severance equal to the sum of the executive’s annual base salary plus the executive’s target annual bonus.  If Ms. Lauber’s or Ms. Evans’s employment is terminated without cause or as a result of resignation with good reason during the 24 months following the event of a change of control of the Company, then the executive would be entitled to receive severance equal to the product of one and three-quarters (1 ¾) multiplied by the sum of her annual base salary plus her target annual bonus.  Ms. Lauber and Ms. Evans would also be eligible for continued coverage under the Company’s benefit plans at the active employee rates for up to 12 months following termination of employment.

For purposes of the amended and restated employment agreements, a “change of control” means any time (a) any person, other than certain affiliates, becomes the beneficial owner of 50% or more of the combined voting power of the Company’s outstanding voting securities; (b) during any period of two consecutive years, the majority of the Company’s Board of Directors (the “Board”) changes (other than through Board-approved appointments); (c) certain extraordinary transactions involving the Company become effective or are consummated; or (d) a sale, transfer or any other disposition (including, without limitation, by way of spin-off, distribution, complete liquidation or dissolution) of all or substantially all of the Company’s business and/or assets to an unrelated third party is consummated.  A termination of employment is generally deemed to be for “good reason” under the amended and restated employment agreements if the executive terminates employment following a material reduction in the executive’s base salary, a material adverse change in the executive’s responsibilities or certain required relocations of the executive’s principal place of employment.

The other terms of employment of these executives generally remain unchanged, although certain updates were made to the amended and restated employment agreements to reflect administrative and governance enhancements and clarifications and the executives’ current base salaries.  The foregoing summary of the terms of the amended and restated employment agreements is qualified in its entirety by the terms of the amended and restated employment agreements with each such executive, which are filed herewith as Exhibits 10.1, 10.2 and 10.3 and are incorporated herein by reference.

Item 6. Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description

10.1#*	Employment Agreement between Robert McCormick and Douglas Dynamics, LLC, effective October 31, 2022.

10.2#*	Employment Agreement between Sarah Lauber and Douglas Dynamics, LLC, effective October 31, 2022.

10.3#*	Employment Agreement between Linda Evans and Douglas Dynamics, LLC, effective October 31, 2022.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2022, filed on November 1, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

# A management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ SARAH LAUBER
Sarah Lauber
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: November 1, 2022