Form 10-K
period 2022-12-31
DOUGLAS DYNAMICS, INC
filed 2023-02-21
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 001-34728

DOUGLAS DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4275891 (I.R.S. Employer Identification No.)
11270 W Park Place Ste. 300 Milwaukee, Wisconsin (Address of principal executive offices)	53224 (Zip Code)

Registrant’s telephone number, including area code (414) 354‑2310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	PLOW	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒.

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $658 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At February 21, 2023, the Registrant had outstanding an aggregate of 22,886,793 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 25, 2023, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2022, are incorporated into Part III.

PART  I

Forward Looking Statements

This Annual Report on Form 10‑K contains “forward‑looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward ‑ looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward‑looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward‑looking statements include, but are not limited to:

●	Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change;

●	Our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business;

●	The inability of our suppliers and OEM partners to meet our volume or quality requirements;

●	Increases in the price of steel or other materials, including as a result of tariffs, necessary for the production of our products that cannot be passed on to our distributors;

●	Increases in the price of fuel or freight;

●	The effects of laws and regulations and their interpretations on our business and financial conditions, including policy or regulatory changes related to climate change;

●	A significant decline in economic conditions, including as a result of the COVID-19 pandemic;

●	Our inability to maintain good relationships with our distributors;

●	Lack of available or favorable financing options for our end‑users, distributors or customers;

●	Inaccuracies in our estimates of future demand for our products;

●	Our inability to protect or continue to build our intellectual property portfolio;

●	Our inability to develop new products or improve upon existing products in response to end‑user needs;

●	Losses due to lawsuits arising out of personal injuries associated with our products;

●	Factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program;

●	Our inability to compete effectively against our competition; and

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

Item 1.  Business

Overview

Home to the best-selling brands in the industry, Douglas Dynamics, Inc. (the “Company,” “we,” “us,” “our”) is North America's premier manufacturer and upfitter of commercial work truck attachments and equipment. For more than 75 years, the Company has been innovating products that enable end-users to perform their jobs more efficiently and effectively, providing opportunities for businesses to increase profitability. Our commitment to continuous improvement enables us to consistently produce high quality products and drive shareholder value. The Douglas Dynamics portfolio of products and services is separated into two segments:  First, the Work Truck Attachments segment, which includes our operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, SNOWEX® and WESTERN® brands, as well as our vertically integrated products. Second, the Work Truck Solutions segment, which includes manufactured municipal snow and ice control products under the HENDERSON® brand and the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands. For additional financial information regarding our reportable business segments, see Note 17 of the Notes to Consolidated Financial Statements of this report.

In our Work Truck Attachments segment, we offer a broad product line of snowplows and sand and salt spreaders for light trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. For the years ended December 31, 2022, 2021 and 2020, 85%, 84% and 86% of our net sales in our Work Truck Attachments segment were generated from sales of snow and ice control equipment, respectively, and 15%, 16% and 14% of our net sales in our Work Truck Attachments segment were generated from sales of parts and accessories, respectively. While we measure sales of parts and accessories separately from snow and ice control equipment, they are integrated with one another and are not separable.

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

We believe that our Work Truck Attachments segment has the snow and ice control industry’s most extensive distribution network worldwide, which consists of approximately 3,100 points of sale. Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry leading brands within our distribution network. We have extended our reach to international markets, establishing distribution relationships in Northern Europe and Asia, where we believe meaningful growth opportunities exist.

Our Work Truck Solutions segment participates in the manufacture of municipal snow and ice control products and offers a complementary line of upfitting services and products. Our Work Truck Solutions products consist of truck and vehicle upfits where we attach component pieces of equipment, truck bodies, racking, and storage solutions with varying levels of complexity to a vehicle chassis, and which are typically used by end-users for work related purposes. Our Work Truck Solutions segment is a premier upfitter of Class 3 - 8 trucks and other commercial work vehicles. We also provide customized turnkey solutions to governmental agencies such as Departments of Transportation (“DOTs”) and municipalities. Additionally, we believe that our Work Truck Solutions segment is a leading specialized manufacturer of storage solutions for trucks and vans and cable pulling equipment for trucks. We believe we are a regional market leader in the truck and vehicle upfitting market. We believe that our Work Truck Solutions business possesses significant customer relationships comprised of approximately 2,800 customers across the truck equipment industry. We have longstanding relationships with many of our Work Truck Solutions customers. We continually seek to grow and strengthen our customer relationships by providing custom solutions to our customers’ evolving specialty upfit needs. We are able to serve our Work Truck Solutions customers’ needs through our bailment and floor plan agreements with original equipment vehicle manufacturers who supply truck chassis, on which we perform custom upfits for our customers.

We believe we are a leader in operational efficiency in our industries, resulting from our application of lean manufacturing principles, our vertical integration, and a highly variable cost structure We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations. During the year ended December 31, 2022 we manufactured our products and upfitted vehicles in five facilities that we own in Milwaukee, Wisconsin; Rockland, Maine; Madison Heights, Michigan; Manchester, Iowa; and Huntley, Illinois. We also lease fifteen manufacturing, service and upfit facilities, located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island. Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers, especially during times of sudden and unpredictable snowfall events when our customers need our products immediately.

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

While snowfall levels vary within a given year and from year‑to‑year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi‑year periods. The following chart depicts aggregate annual and ten‑year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1980 to 2022. As the chart indicates, since 1984, aggregate snowfall levels in any given rolling ten‑year period have been fairly consistent, ranging from 2,782 to 3,345 inches.

Snowfall in Snowbelt States (inches)
(for October 1 through March 31)

5,000
4,000
3,000
2,000
1,000
-
'80
'82
'84
'86
'88
'90
'92
'94
'96
'98
'00
'02
'04
'06
'08
'10
'12
'14
'16
'18
'20
'22
Annual Snowfall
10 - year average annual snowfall

Note:

The 10‑year rolling average snowfall is not presented prior to 1984 for purposes of the calculation due to lack of snowfall data prior to 1975. Snowfall data in this chart is not adjusted for snowfall outside of the 66 cities in the 26 states reflected.

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

Long‑term growth in the overall snow and ice control equipment market also results from geographic expansion of developed areas in the snow belt regions of North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada), as well as consumer demand for technological enhancements in snow and ice control equipment and related parts and accessories that improves efficiency and reliability. Continued construction in the snow belt regions in North America increases the aggregate area requiring snow and ice removal, thereby growing the market for snow and ice control equipment. Additionally, there is continued potential for growth within Work Truck Attachments related to the sale of non-truck snow and ice control equipment, including utility terrain vehicle (“UTV”) plows and other such equipment. Additionally, in order to ensure reliable commerce and safe roads, distribution of our ice control equipment continues to expand into states south of the snow belt. The development and sale of more reliable, more efficient and more sophisticated products have contributed to an approximate 2% to 4% average unit price increase in each of 2017 through 2020. In 2021 and 2022, more significant price increases were implemented across both Work Truck Attachments and Work Truck Solutions in response to materials, freight and labor inflation. There were multiple price increases ranging from the mid-single digits to low double-digits and were implemented at various points in 2021 and 2022.

Work Truck Solutions Segment

Our Work Truck Solutions Segment primarily participates in the manufacture of municipal snow and ice control products, as well as in the truck and vehicle upfitting industry in the United States. This industry consists predominantly of domestic participants that upfit work trucks and vehicles. Specifically, there are regional market leaders that operate in close proximity to the original equipment vehicle manufacturers’ facilities and vehicle ports of entry. In addition to the regional market leaders, there exist smaller upfit businesses. Our Work Truck Solutions segment competes against both the other regional market leaders and the smaller market participants. The annual demand for upfit vehicles is subject to the general macro-economic environment trends and municipal budgets.

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

Exceptional Customer Loyalty and Brand Equity. Our brands enjoy exceptional customer loyalty and brand equity in the snow and ice control equipment and truck upfitting industries with both end‑users and distributors, which have been developed through over 75 years of superior innovation, productivity, reliability and support, consistently delivered year after year. We believe past brand experience, rather than price, is the key factor impacting our products.

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

Extensive North American Distributor Network in Work Truck Attachments. With approximately 3,100 points of sale at our Work Truck Attachments segment, we benefit from having what we believe to be the most extensive distributor network in the light truck and heavy duty snow and ice control equipment industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real‑time end‑user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

Leader in Operational Efficiency. We believe we are a leader in operational efficiency in our industries, resulting from our application of lean manufacturing principles and a highly variable cost structure. By utilizing lean principles, we are able to adjust production levels easily to meet fluctuating demand, while controlling costs in slower periods. This operational efficiency is supplemented by our highly variable cost structure, driven in part by our access to a sizable temporary workforce (comprising approximately 10‑15% of our Work Truck Attachments workforce during average snowfall years), which we can quickly adjust, as needed. These manufacturing efficiencies enable us to respond rapidly to urgent customer demand during times of sudden and unpredictable snowfalls, allowing us to provide exceptional service to our existing customer base and capture new customers from competitors that we believe cannot service their customers’ needs with the same speed and reliability.

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

Experienced Management Team. We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the light truck and heavy duty snow and ice control equipment and truck upfitting industries. Our senior management team, consisting of four officers as of December 31, 2022, has an average of approximately sixteen years of weather‑related industry experience and an average of over sixteen years with our company. On January 1, 2019, Robert McCormick became our President and Chief Executive Officer. He has been with us for over 18 years and has served in various roles, including Chief Operating Officer and Chief Financial Officer, among others. Effective December 31, 2022, Keith Hagelin, President, Work Truck Attachments, retired from the Company. Through management’s strategic vision, we have been able to expand our distributor network and grow our market leading position.

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

Continuous Product Innovation. We believe new product innovation is critical to maintaining and growing our market leading position in the snow and ice control equipment industry. We will continue to focus on developing innovative solutions to increase productivity, ease of use, reliability, durability and serviceability of our products and on incorporating lean manufacturing concepts into our product development process, which has allowed us to reduce the overall cost of development and, more importantly, to reduce our time‑to‑market.

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

Aggressive Asset Management and Profit Focus. We will continue to aggressively manage our assets in order to maximize our cash flow generation despite seasonal and annual variability in snowfall levels that affect our Work Truck Attachments segment. We believe our ability is unique in our industry and enables us to achieve attractive margins in all snowfall environments. Key elements of our asset management and profit focus strategies include:

●	employment of a highly variable cost structure, which can allow us to quickly adjust costs in response to real‑time changes in demand;

●	use of enterprise‑wide lean principles, which allow us to easily adjust production levels up or down to meet demand;

●	implementation of a pre‑season order program, which incentivizes distributors to place orders prior to the retail selling season and thereby enables us to more efficiently utilize our assets; and

●	development of a vertically integrated business model, which we believe provides us cost advantages over our competition.

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

Order Backlog

We had total backlog of $368.7 million and $315.4 million at December 31, 2022 and 2021, respectively. Backlog information may not be indicative of results of operations for future periods.

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

Our Culture

For more than 75 years, Douglas Dynamics has been manufacturing the best products available on the market. Every day, our employees work hard to meet our customers’ needs, and every day we, as an organization, are focused on fostering a collaborative environment for our employees and offering them the opportunity to have ownership in our company's success. As of December 31, 2022, we employed 1,813 employees, all US based except for 14 employees who work in the Douglas Dynamics Sourcing Office located in Beijing, China. None of our employees are represented by a union and we are not party to any collective bargaining agreements. We believe that our focus on integrity, teamwork and high-performance have enabled us to create an ideal work environment for every one of our employees. Our Board of Directors and our Compensation Committee regularly receive updates from our senior management with respect to our health and safety, diversity and inclusion and our internal talent development initiatives and priorities.

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

Diversity & Inclusion

Douglas Dynamics is deeply committed to increasing diversity and inclusion; however, we continue to have more work to do across our footprint. We are investing in multiple initiatives focused on identifying diverse talent. These include engaging with recruiting firms, utilizing job-posting sites and collaborating with university programs that specialize in connecting companies like Douglas Dynamics with a diverse array of candidates. Moving forward, we will continue to review and refine our initiatives as we seek to further diversify our workforce.

Health & Safety

We are committed to the health and safety of our employees. The environment we provide is based on our vision to create a working environment that places the highest value on the welfare of our employees, to instill a sense of ownership and to embrace excellence in safety, production and quality of work being done.

●

Our goals are simple: to create added value for our customers through best in class performance in environmental, health and safety practices. We pledge to place the safety and well-being of our employees first and to embody honesty and integrity in the pursuit of our vision of creating a world class safety culture.

●

We are committed to providing world-class products and services that minimize harm to the environment and public health. We are committed not only in regard to our products to our customers but also in the way we conduct internal operations. We look to preserve the environment and will conduct business where feasible in an environmentally, sustainable way.

Financing Program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2022, 2021 and 2020, distributors financed purchases of $15.8 million, $10.5 million and $7.6 million through this financing program, respectively. At both December 31, 2022 and December 31, 2021, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2022 and 2021 was $16.1 million and $8.3 million, respectively. We were not required to repurchase repossessed inventory for the years ended December 31, 2022, 2021 and 2020.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 18 years of remaining life. Our patent applications date from 2005 through 2022.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 44 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 7 Chinese trademarks, 56 U.S. issued patents, and 4 Canadian patents.

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

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2022 and 2021, we experienced no significant work stoppages because of shortages of raw materials or commodities, although we did have intermittent shutdowns of various facilities in our Work Truck Solutions segment due to other supply chain disruptions. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

Government Regulation

Our operations are subject to certain federal, state and local laws and regulations relating to, among other things, climate change, the generation, storage, handling, emission, transportation, disposal and discharge of hazardous and non‑hazardous substances and materials into the environment, the manufacturing of motor vehicle accessories, and employee health and safety. Management believes that the Company’s business is operated in material compliance with all such regulations.

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

The global outbreak of COVID-19 in 2020 severely restricted the level of economic activity in North America. In response to this outbreak, the governments of many countries, states, cities and other geographic regions took preventative or protective actions, such as imposing restrictions on travel and business operations. These measures have and are expected to continue to have significant adverse impacts on domestic and foreign economies of uncertain severity and duration. It is likely that the continued spread of COVID-19 and its lingering impact may cause a further economic slowdown, and it is possible that it could cause a global recession.

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

Weakened economic conditions may lead to significant inflation in raw materials and components, labor, benefits, freight, and other areas, which would adversely affect our results of operations and our ability to generate cash flow.

The COVID-19 pandemic could continue to have an adverse effect on our business, financial condition, results of operations and cash flows

As a result of the COVID-19 pandemic, and the market volatility and other economic implications associated with it, our business, financial condition, results of operations and cash flows have been adversely impacted in the years ended December 31, 2022, 2021, and 2020, and may be significantly impacted in future years. It may be more difficult to collect from customers as a result of customer bankruptcy or other hardships. Supply chains may continue to be disrupted which could raise prices and impact our ability to obtain inventory timely. During the years ended December 31, 2022, 2021 and 2020, we faced supply chain disruptions and additional difficulty obtaining chassis and other inventory, which we attribute in part to the impacts of the COVID-19 pandemic, and supply chains may continue to be disrupted which could adversely affect our results. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period.  Throughout the second quarter of 2020, we slowly ramped up production at various facilities as appropriate and have since returned to full production levels. We incurred certain overhead and other costs during the shutdown period that were not capitalized into inventory.

The COVID-19 pandemic has impacted, and may continue to impact, our office locations and our manufacturing and servicing facilities, as well as those of our third party vendors, including the effects of facility closures, reductions in operating hours and other social distancing efforts.  For example, we enacted temporary shutdown of certain of our facilities in the first and second quarters of 2020 to protect the health and safety of our employees, customers, partners and the surrounding communities. We slowly ramped up production during the second quarter, and are currently at full production levels. Although our operations are generally viewed as essential services in the geographies in which we operate, we can give no assurance that our operations will continue to be classified as essential in each of the jurisdictions in which we operate.

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

Steel is a significant raw material used to manufacture our products. During 2022, our raw steel purchases were in amounts equivalent to approximately 13% of our revenue. During 2021, our raw steel purchases were in amounts equivalent to approximately 12% of our revenue. During 2020, our raw steel purchases were in amounts equivalent to approximately 10% of our revenue. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally as a result of the lingering impacts of the COVID-19 pandemic and otherwise, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs and other trade restrictions. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the Unites States. Steel prices are volatile and may also increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions are weak and our distributors and end‑users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

If petroleum prices increase, then our results of operations could be adversely affected.

Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside of our control. Political events in petroleum‑producing regions, including the conflict in Ukraine, as well as hurricanes and other weather‑related events may cause the price of fuel to increase. If the price of fuel increases, the demand for our products may decline and transportation and freight costs may increase, which would adversely affect our financial condition and results of operations.

Global climate change and related emphasis on ESG matters by various stakeholders could negatively affect our business.

Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions.  There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty.  Such regulatory uncertainty extends to our product portfolio and overall costs of compliance, which may impact the demand for our products and/ or require us to make increased capital expenditures to meet new standards and regulations. Further, our customers and the markets we serve may impose emissions or other environmental standards upon us through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet, or which may not be economically feasible for us, due to the required level of capital investment or technological advancement.

There is a growing consensus that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, create financial risk to our business. For example, the demand for our products and services may be affected by unseasonable weather conditions. Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. We could also face indirect financial risks passed through the supply chain, and process disruptions due to climate changes could result in price modifications for our products and the resources needed to produce them.

Furthermore, customer, investor, and employee expectations in areas such as the environment, social matters and corporate governance (ESG) have been rapidly evolving and increasing.  Specifically, certain customers are requiring information on our environmental sustainability plans and commitments, which we have not yet released publicly as of the date of this filing.  There can be no assurance of the extent to which any of our future plans or commitments will be achieved, or that any investments we make in furtherance of achieving any such plans, targets, goals or other commitments will meet customer, investor, employee or other stakeholder expectations and desires or any legal standards regarding sustainability performance.

Additionally, the enhanced stakeholder focus on ESG issues requires the continuous monitoring of various and evolving standards and the associated reporting requirements.  A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract and retain customers or an inability to attract and retain top talent.

Risks Related to our Business and Operations

We depend on outside suppliers and original equipment manufacturers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off‑shore sources. We also have OEM partners that supply truck chassis used in our truck upfitting operations across both segments. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. In addition, as was the case in 2022, 2021, and 2020, an OEM may encounter difficulties and may be unable to deliver truck chassis according to our production needs, as a result of computer chip shortages or otherwise, which may result in the deferral of sales to future periods. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products, components or truck chassis from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end‑user sales, which could have an adverse effect on our business and financial condition.

We have continued to increase the number of our off‑shore suppliers. Our increased reliance on off‑shore sourcing may cause our business to be more susceptible to the impact of natural disasters, global health epidemics, war and other geopolitical conflict, and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, a weakening of the dollar over an extended period of time and other uncontrollable factors such as changes in foreign regulation, tariffs or economic conditions. In addition, reliance on off‑shore suppliers may make it more difficult for us to respond to sudden changes in demand because of the longer lead time to obtain components from off‑shore sources. We may be unable to mitigate this risk by stocking sufficient materials to satisfy any sudden or prolonged surges in demand for our products. If we cannot satisfy demand for our products in a timely manner, our sales could suffer as distributors can cancel purchase orders without penalty until shipment.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. In addition, we currently have portions of our workforce working remotely, which may heighten these risks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

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

Our end‑user base in our Work Truck Attachments segment is highly concentrated among professional snowplowers who comprise over 50% of our end‑users, many of whom are individual landscapers who remove snow during the winter and landscape during the rest of the year, rather than large, well‑capitalized corporations. These end‑users often depend upon credit to purchase our Work Truck Attachments products. If credit is unavailable on favorable terms or at all, then these end‑users may not be able to purchase our Work Truck Attachments products from our distributors, which would in turn reduce sales and adversely affect our results of operations and ability to generate cash flow.

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

In our Work Truck Attachments segment, we primarily compete with regional manufacturers of snow and ice control equipment for light trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. Additionally, in our Work Truck Solutions segment, we compete with other market leaders in the municipal snow and ice manufacturing and truck upfit industries. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for light trucks are The Toro Company (the manufacturer of the Boss brand of snow and ice control equipment) and Buyers Products Company, and that these companies represent our primary competitors for light truck market share for our Work Truck Attachments segment. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for heavy trucks are Monroe and Viking, and that these companies represent our primary competitors for heavy truck market share for our Work Truck Solutions segment. Management believes that, other regional market leaders in the truck upfitting industry are Knapheide, Reading, Palfleet and Autotruck, and that these companies represent our primary competitors for the upfit market share for our Work Truck Solutions segment.

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

The manufacture, sale and usage of our products expose us to a risk of product liability claims. If our products are defective or used incorrectly by our end‑users, then injury may result, giving rise to product liability claims against us. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business and financial condition could suffer. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and operating results. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure or other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Any of these issues could also result in loss of market share, reduced sales, and higher warranty expense.

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

Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 18 years of remaining life. Our patent applications date from 2005 through 2022.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 44 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, BLIZZARD®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 7 Chinese trademarks, 56 U.S. issued patents, and 4 Canadian patents. Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

If we are unable to develop new products or improve upon our existing products on a timely basis, it could have an adverse effect on our business and financial condition.

We believe that our future success depends, in part, on our ability to develop on a timely basis new technologically advanced products or improve upon our existing products in innovative ways that meet or exceed our competitors’ product and upfit offerings. Continuous product innovation, including through vertical integration efforts, ensures that our consumers have access to the latest products and features when they consider buying snow and ice control equipment and truck upfits. Maintaining our market position will require us to continue to invest in research and development and sales and marketing. Product development requires significant financial, technological and other resources. We may be unsuccessful in making the technological advances necessary to develop new products or improve our existing products to maintain our market position. Industry standards, end‑user expectations or other products may emerge that could render one or more of our products less desirable or obsolete. If any of these events occur, it could cause decreases in sales, a failure to realize premium pricing and an adverse effect on our business and financial condition.

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

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2022, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non‑compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

As of December 31, 2022, we had approximately $207.7 million of senior secured indebtedness, no outstanding borrowings under our revolving credit facility and $99.5 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

Item 2.  Properties

Our significant facilities by location, ownership, and function as of December 31, 2022 are as follows:

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

(1) – Two facilities.

Item 3.  Legal Proceedings

In the ordinary course of business, we are engaged in various litigation primarily including product liability and intellectual property disputes. However, management does not believe that any current litigation is material to our operations or financial position. In addition, we are not currently party to any climate change or environmental‑related claims or legal matters.

Item 4.  Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers as of February 21, 2023 were as follows:

Management

Name	Age	Position
Robert McCormick	62	President and Chief Executive Officer
Sarah Lauber	51	Chief Financial Officer & Secretary
Mark Van Genderen	54	President, Work Truck Attachments
Linda Evans	56	Vice President, Human Resources

Robert McCormick has been serving as our President and Chief Executive Officer and as director since January 2019. Previously, Mr. McCormick served as our Chief Operating Officer from August 2017 until January 2019. Prior to becoming Chief Operating Officer, Mr. McCormick served as our Executive Vice President and Chief Financial Officer from September 2004 through August 2017, as our Secretary from May 2005 through August 2017, as our Assistant Secretary from September 2004 to May 2005 and as our Treasurer from September 2004 through December 2010. Prior to joining us, Mr. McCormick served as President and Chief Executive Officer of Xymox Technology Inc. from 2001 to 2004. Prior to that, Mr. McCormick served in various capacities in the Newell Rubbermaid Corporation, including President from 2000 to 2001 and Vice President Group Controller from 1997 to 2000. Mr. McCormick is a member of the Board of Directors of Mayville Engineering Company, Inc.

Sarah Lauber has been serving as our Chief Financial Officer and Secretary since August 2017. Prior to joining us, Ms. Lauber served as Senior Vice President and Chief Financial Officer of Jason Industries, Inc., a global industrial manufacturing company, since January 2016 and as Jason Industries’ Chief Financial Officer since 2015. Prior to joining Jason Industries, Ms. Lauber served as Senior Vice President, Financial Planning and Analysis at Regal Rexnord Corporation (f/k/a Regal Beloit Corporation), a manufacturer of electric motors, electric motion controls, power generation and power transmission products, from 2011 until 2015. Ms. Lauber previously was employed by A.O. Smith Corporation’s Electrical Products Company (“EPC”) from 2002 until 2011 and held various roles, the latest of which was Chief Financial Officer from 2006 until EPC was acquired by Regal Rexnord in 2011. Ms. Lauber is a member of the Board of Directors of The Timken Company.

Mark Van Genderen has been serving as our President, Work Truck Attachments since January 2023. Prior to this role, he served as our President, Commercial Snow & Ice since September 2021 and Vice President of Business Development since November 2020.  Prior to his time at Douglas Dynamics, Mr. Van Genderen spent 21 years in various leadership roles at the Harley-Davidson Motor Company, manufacturer of premium motorcycles. While at Harley-Davidson, he held a diverse range of responsibilities including leadership roles in manufacturing, product development, sales and marketing, finance, and dealer development. More recently, he led Harley-Davidson’s expansion in Latin America, the company’s parts and accessories product development function, and the riding gear and lifestyle apparel division including the company’s eCommerce business.

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

At February 21, 2023, there were 50 registered record holders of our Common Stock.

In accordance with our dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. We paid quarterly dividends to the holders of our Common Stock in 2021 and 2022.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2017 and December 31, 2022, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2017 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends. The Russell 2000 was chosen because we do not believe we can reasonably identify an industry index or specific peer group that would offer a meaningful comparison. The Russell 2000 represents a broad-based index of companies with similar market capitalization.

.

We did not sell any equity securities during 2022 in offerings that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value (the "2022 repurchase plan"). This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company's discretion. Shares repurchased under the 2022 repurchase program were retired.

Total share repurchases under the 2022 repurchase plan for the year ended December 31, 2022 were as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
1/1/022 - 2/24/2022	-	$-	-	$50,000
2/25/2022 - 3/9/2022	81,731	$36.71	81,731	47,000
3/10/2022 - 3/31/2022	-	$-	-	47,000
4/1/2022 - 4/21/2022	89,357	$33.57	89,357	44,000
4/22/2022 - 6/30/2022	-	$-	-	44,000
7/1/2022 - 7/31/2022	-	$-	-	44,000
8/1/2022 - 8/31/2022	-	$-	-	44,000
9/1/2022 - 9/30/2022	-	$-	-	44,000
10/1/2022 - 10/31/2022	-	$-	-	44,000
11/1/2022 - 11/30/2022	-	$-	-	44,000
12/1/2022 - 12/31/2022	-	$-	-	44,000
Total	171,088	$35.07	171,088	$44,000

Item 6.  [Reserved]

This item is no longer required as the Company as applied the amendment to Regulations S-K Item 301 contained in the Securities and Exchange Commission’s Release No. 33-10890.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2020, 2021 and 2022 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward‑looking statements contained in this Annual Report on Form 10‑K.

Results of Operations

Operating Segments

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. Under this reporting structure, the Company’s two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes our operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN®, and SNOWEX® brands, as well as our vertically integrated products.   As described under “Seasonality and Year-To- Year Variability,” the Work Truck Attachments segment is seasonal and, as a result, its results of operations can vary from quarter-to-quarter and from year-to-year.

Work Truck Solutions.  The Work Truck Solutions segment includes manufactured municipal snow and ice control products under the HENDERSON® brand and the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands.

See Note 17 to the Consolidated Financial Statements for information concerning individual segment performance for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

COVID-19 and the Macroeconomic Environment

As a result of the COVID-19 pandemic and its lingering effects, including market volatility, supply chain disruptions, labor shortages, inflationary pressures (including around materials, freight, labor and benefits), and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations have been impacted in the years ended December 31, 2022, 2021 and 2020, and may be significantly impacted in future years. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic and its lingering effects on our future financial results as the situation remains unpredictable, but the pandemic has had a material impact on our results of operations for the years ended December 31, 2022, 2021 and 2020. In particular, we recorded goodwill impairment charges of $127.9 million in the year ended December 31, 2020 in part as a result of the economic conditions stemming from the pandemic. See Note 2 for additional information.

We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  In addition, as discussed under the section "Liquidity and Capital Resources" below, in January 2023, we expanded the borrowing capacity of our revolving credit facility.  In consideration of the COVID-19 pandemic, cash on hand and cash we generated from operations, as well as available credit under our senior credit facilities as amended during 2021, provided adequate and incremental funds throughout 2022, and we expect will continue to provide us with adequate funds in the foreseeable future. We are continuing to take appropriate steps to mitigate the effects of the pandemic where possible. We preventatively and voluntarily closed our facilities on March 18, 2020, suspending production and shipments at all of our locations, which negatively impacted sales volumes and profitability during the shutdown period. Throughout the second quarter of 2020, we slowly ramped up production at various facilities as appropriate and have since returned to full production levels. We have not experienced any additional significant pandemic-related shutdowns since the second quarter of 2020, although we have experienced increased absenteeism as we have encouraged employees to stay home if they experience any symptoms or had exposure to COVID-19. We believe that we have taken all of the necessary and appropriate safety steps and precautions for employees who have returned to work. We will continue to monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

Overview

While our Work Truck Solutions operations are not as reliant on snowfall, snowfall is still the primary factor in evaluating our business results due to its significant impact on the results of operations of our Work Truck Attachments segment. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow‑belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2022. During this period, snowfall averaged 3,012 inches, with the low in such period being 1,794 inches and the high being 4,502 inches. Meanwhile, over the last 10 years, snowfall averaged 3,051 inches for the snow periods ending March 31, 2013 through 2022.

During the six‑month snow season ended March 31, 2022, snowfall was 2,611 inches, which was 13.3% lower than averages from 1980 to 2022. During the six‑month snow season ended March 31, 2021, we experienced snowfall that was 9.4% lower than averages from 1980 to 2021. During the six-month snow season ended March 31, 2020, we experienced snowfall that was 23.2% lower than averages from 1980 to 2020.  Snowfall was 14.4% below average during the snow season ended March 31, 2022 when compared to the average over the last 10 years and was the fourth snow season in a row below this average. Snowfall was 7.8% below average during the snow season ended March 31, 2021 when compared to the average over the previous 10 years. Additionally, the timing and location of snowfall can have an impact on our financial results. We believe the below-average snowfall in the year ended December 31, 2022 negatively impacted our business in 2022. We believe other factors also had a negative impact, including the continuing impacts of the COVID-19 pandemic and the resulting supply chain constraints, inflationary pressures and labor shortages. In 2020, 2021 and 2022, we encountered chassis availability issues with certain of our OEM partners, which negatively impacted our business, and which we expect to continue into 2023.

The following table sets forth, for the periods presented, the consolidated statements of income (loss) of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income (loss) data for the years ended December 31, 2020, 2021 and 2022 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10‑K.

	For the year ended December 31,
	2020	2021	2022
	(in thousands)

Net sales	$480,154	$541,453	$616,068
Cost of sales	351,874	399,581	464,612
Gross profit	128,280	141,872	151,456
Selling, general, and administrative expense	64,617	78,844	82,183
Impairment charges	127,872	1,211	-
Intangibles amortization	10,931	10,682	10,520
Income (loss) from operations	(75,140)	51,135	58,753
Interest expense, net	(20,238)	(11,839)	(11,253)
Debt modification expense	(3,542)	-	-
Loss on extinguishment of debt	-	(4,936)	-
Other income (expense), net	91	228	(139)
Income (loss) before taxes	(98,829)	34,588	47,361
Income tax expense (benefit)	(12,276)	3,897	8,752
Net income (loss)	$(86,553)	$30,691	$38,609

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income (loss) data, relative to net sales:

	For the year ended December 31,
	2020	2021	2022

Net sales	100.0%	100.0%	100.0%
Cost of sales	73.3%	73.8%	75.4%
Gross profit	26.7%	26.2%	24.6%
Selling, general, and administrative expense	13.5%	14.6%	13.4%
Impairment charges	26.6%	0.2%	0.0%
Intangibles amortization	2.3%	2.0%	1.7%
Income (loss) from operations	(15.6)%	9.4%	9.5%
Interest expense, net	(4.2)%	(2.2)%	(1.8)%
Debt modification expense	(0.7)%	0.0%	0.0%
Loss on extinguishment of debt	0.0%	(0.9)%	0.0%
Other income (expense), net	0.0%	0.0%	(0.0)%
Income (loss) before taxes	(20.6)%	6.3%	7.7%
Income tax expense (benefit)	(2.6)%	0.7%	1.4%
Net income (loss)	(18.0)%	5.6%	6.3%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Sales. Net sales were $616.1 million for the year ended December 31, 2022 compared to $541.5 million in 2021, an increase of $74.6 million, or 13.8%. Net sales increased for the year ended December 31, 2022 primarily due to pricing actions in both segments, as well as strong pre-season order demand in our Work Truck Attachments segment leading to increased volumes. See below for a discussion of net sales for each of our segments.

	For the year ended December 31,
	2020	2021	2022
Net sales
Work Truck Attachments	$252,838	$325,707	$382,296
Work Truck Solutions	227,316	215,746	233,772
	$480,154	$541,453	$616,068

Net sales at our Work Truck Attachment segment were $382.3 million for the year ended December 31, 2022 compared to $325.7 million in the year ended December 31, 2021, an increase of $56.6 million primarily due to pricing actions, as well as strong pre-season order demand leading to increased volumes. This increased pre-season order volume was despite snowfall in this most recent snow season ended March 2022 being approximately 14% below the ten-year average, compared to the prior snow season ended March 2021, which was approximately 8% below the ten-year average.

Net sales at our Work Truck Solutions segment were $233.8 million for the year ended December 31, 2022 compared to $215.7 million in the year ended December 31, 2021, an increase of $18.1 million due primarily to price increase realization, somewhat offset by chassis and component shortages leading to lower production and deliveries.

Cost of Sales. Cost of sales was $464.6 million for the year ended December 31, 2022 compared to $399.6 million in 2021, an increase of $65.0 million, or 16.3%. The increase in cost of sales for the year ended December 31, 2022 compared to the prior year was driven by the higher volumes at Work Truck Attachments, as well as material, labor and freight inflation. Cost of sales as a percentage of net sales increased from 73.8% for the year ended December 31, 2021 to 75.4% for the year ended December 31, 2022. The increase in cost of sales as a percentage of sales in the year ended December 31, 2022 when compared to the year ended December 31, 2021 was primarily due to inflation, slightly offset by product mix and cost savings initiatives.

Gross Profit. Gross profit was $151.5 million for the year ended December 31, 2022 compared to $141.9 million in 2021, an increase of $9.6 million, or 6.8%, due to the increase in net sales described above under “—Net Sales.” As a percentage of net sales, gross profit decreased from 26.2% for the year ended December 31, 2021 to 24.6% for the corresponding period in 2022, as a result of the factors discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense. Selling, general and administrative expenses, including intangible asset amortization, were $92.7 million for the year ended December 31, 2022 compared to $89.5 million for the year ended December 31, 2021, an increase of $3.2 million, or 3.6%. The increase compared to the year ended December 31, 2021 was due to increased salaries and benefits, incentive compensation, travel expenditures, advertising costs, as well as other discretionary spending as spending was reduced in 2021 as a result of the COVID-19 pandemic. This increase was somewhat offset by a decrease in bad debt expense. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, decreased from 16.5% for the year ended December 31, 2021 to 15.1% for the corresponding period in 2022.

Impairment Charges. Impairment charges were $0.0 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. The impairment charges in 2021 relate to impairments recorded on leases for two Work Truck Solutions locations where we are significantly reducing our footprint. See Note 7 for additional information.

Interest Expense. Interest expense was $11.3 million for the year ended December 31, 2022 compared to $11.8 million in the corresponding period in 2021. The decrease in interest expense for the year ended December 31, 2022 was primarily due to lower interest paid on our term loan of $2.4 million due to the decrease in principal balance from the June 9, 2021 refinancing. Somewhat offsetting this decrease is an increase in interest expense on our revolving line of credit of $1.6 million in the year ended December 31, 2022 due to having higher revolver borrowings during the year, as well as an increase in the variable interest rate in 2022. Also offsetting this decrease in interest expense was having a ($0.7) million gain in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge in the year ended December 31, 2022, respectively, compared to a ($1.2) million gain in the year ended December 31, 2021. See Note 9 for additional information.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $4.9 million in the year ended December 31, 2021. The loss on extinguishment of debt in 2021 related to fees incurred in conjunction with our June 9, 2021 refinancing of the Credit Agreement. The previous debt was considered extinguished, as all lenders on our previous term loan exited their positions in conjunction with changing from a Term Loan B to a Term Loan A arrangement.

Income Tax Expense. Our effective combined federal and state tax rate for 2022 was 18.5% compared to 11.3% for 2021. The effective tax rate for the year ended December 31, 2022 was higher than the rate in the prior year due to a discrete tax benefit of $3.3 million in the year ended December 31, 2021 related to favorable income tax audit results in states in which we file. The effective tax rate for the year ended December 31, 2022 was lower than historical averages related to higher tax credits and state income tax rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting the deferred taxes is the difference between book and tax amortization of goodwill and other intangible amortization.

Net Income. Net income for the year ended December 31, 2022 was $38.6 million compared to net income of $30.7 million for 2021, an increase of $7.9 million. This increase was driven by the factors described above.

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

Net sales at our Work Truck Attachment segment were $325.7 million for the year ended December 31, 2021 compared to $252.8 million in the year ended December 31, 2020, an increase of $72.9 million primarily due to pricing actions, improved snowfall levels, as well as the deferral of sales from 2020 to 2021 due to pandemic-related dealer conservatism in the prior year. Snowfall in this most recent snow season ended March 2021 was approximately 8% below the ten-year average, compared to the prior snow season ended March 2020 which was approximately 25% below the ten-year average

Net sales at our Work Truck Solutions segment were $215.7 million for the year ended December 31, 2021 compared to $227.3 million in the year ended December 31, 2020, a decrease of $11.6 million due primarily to chassis and component shortages leading to lower production and deliveries. This decrease was somewhat offset by an increase related to pricing actions, as well as the effect of lower volumes in the prior year from the facilities shutdown associated with the COVID-19 pandemic leading to significantly reduced shipments in the first and second quarters of 2020.

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

Income Tax Expense. Our effective combined federal and state tax rate for 2021 was 11.3% compared to 12.4% for 2020. The effective tax rate for the year ended December 31, 2021 was lower than the Company’s historical annual effective tax rates due to a discrete tax benefit of $3.3 million related to favorable income tax audit results in states in which we file. The following items caused the effective tax rate for the year ended December 31, 2020 to be significantly lower than the Company’s historical annual effective tax rate:

●

The Company recorded an impairment of nondeductible goodwill related to the Municipal reporting unit within the Work Truck Solutions segment. This decreased the rate by 10.1% for the year ended December 31, 2020.

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

See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a more detailed description of our revenue recognition policies.

Indefinite Lived Intangible Assets

We perform an annual impairment test for our indefinite lived intangible assets, and more frequently if an event or circumstances indicate that an impairment loss has been incurred. We carry tradenames associated with our reporting units. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of impairment is determined by the amount the carrying value of the intangible asset exceeds its fair value.  If the fair value of the tradename is greater than the carrying amount, there is no impairment. If the carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2022, 2021 and 2020 resulted in no adjustment to the carrying value of our indefinite lived intangible assets.

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

At December 31, 2022, our Dejana reporting unit had tradenames of $14.0 million and an estimated fair value of $17.1 million. If we are unable to attain the financial projections used in calculating the fair value, or if there are significant market conditions impacting the market approach, including the factors noted above, our Dejana tradenames could be at risk of impairment. If we experience further delays by our supplier and OEM partners in the production and delivery of chassis for a prolonged period of time, which could negatively affect our financial results, the Dejana tradenames may be impaired. The discount rate and royalty rate used in the calculation of the fair value are sensitive and based on our assumptions, and changes to those assumptions could cause the Dejana tradenames to be at risk of impairment. There were no indicators of impairment subsequent to the December 31, 2022 impairment test.

Goodwill

We perform an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  We have determined we have four reporting units, and all significant decisions are made on a company-wide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2022 and 2021 resulted in no adjustment to the carrying value of our goodwill. During the second quarter of 2020, the Company identified a triggering event as there had been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test as of June 30, 2020 for each of its reporting units, and subsequently performed its annual impairment testing as of December 31, 2020.

The Work Truck Attachments segment consists of two reporting units: Commercial Snow & Ice and Douglas Dynamics Vertical Integration. Only the Commercial Snow & Ice reporting unit has goodwill.  The impairment tests performed as of June 30, 2020, December 31, 2020,  December 31, 2021 and December 31, 2022 indicated no impairment for the Commercial Snow & Ice reporting unit. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, all $47,799 of the Municipal goodwill balance was recorded as an impairment charge during year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income (Loss). At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, all $80,073 of the Dejana goodwill balance was recorded as an impairment charge during the year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income (Loss).

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

On February 16, 2022, the Company’s Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. The Company made $6.0 million in share repurchases during the year ended December 31, 2022.

As of December 31, 2022, we had liquidity comprised of approximately $20.7 million in cash and cash equivalents and borrowing availability of approximately $99.5 million under our revolving credit facility, though our borrowing capacity was increased following our fiscal year end as described below. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. In consideration of the COVID-19 pandemic and other macroeconomic factors facing the Company, we expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for both 12 months from the date of this report, as well as beyond 12 months from the date of this report.

On June 9, 2021, Douglas Dynamics, Inc. (the “Company”), as guarantor, and its wholly-owned subsidiaries, Douglas Dynamics, L.L.C. (“DDI LLC” or the “Term Loan Borrower”), Fisher, LLC (“Fisher”), Trynex International LLC (“Trynex”), Henderson Enterprises Group, Inc. (“Enterprises”), Henderson Products, Inc. (“Products”), and Dejana Truck & Utility Equipment Company, LLC (“Dejana”, together with DDI LLC, Fisher, Trynex, Enterprises and Products, the “Revolving Loan Borrowers”, and together with DDI LLC in its capacity as the Term Loan Borrower, the “Borrowers”), as borrowers, entered into a Credit Agreement (following such time as it was amended by the Amendment No. 1 (as defined below), the “Credit Agreement”) with the banks and financial institutions listed in the Credit Agreement, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A. and CIBC Bank USA, as joint lead arrangers and joint bookrunners, CIBC Bank USA, as syndication agent, and Bank of America, N.A. and Citizens Bank, N.A., as co-documentation agents.

The Credit Agreement provides for a senior secured term loan to the Term Loan Borrower in the amount of $225.0 million and a senior secured revolving credit facility available to the Revolving Loan Borrowers in the amount of $100.0 million, of which $10.0 million will be available in the form of letters of credit and $15.0 million will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Revolving Loan Borrowers to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175.0 million (the “Revolving Commitment Increase Option”), subject to specified terms and conditions. The final maturity date of the Credit Agreement is June 9, 2026.

On January 5, 2023, the Company entered into that certain Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option and increased the revolving commitment under the Credit Agreement by $50.0 million for a total of $150.0 million in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option.

Pursuant to Amendment No. 1, the Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.00%, depending on DDI LLC’s Leverage Ratio. The Credit Agreement provides that the Revolving Loan Borrowers have the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) 0.10% plus (c) a margin ranging from 1.375% to 2.00%, depending on DDI LLC’s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.00% per annum, depending on DDI LLC’s Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest plus 0.10% (the “Adjusted Term SOFR Rate”). If the Adjusted Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement.

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2020, 2021 and 2022.

	Year ended December 31,
Cash Flows (in thousands)	2020	2021	2022
Net cash provided by operating activities	$53,366	$60,535	$40,030
Net cash used in investing activities	(14,490)	(11,208)	(12,047)
Net cash used in financing activities	(33,511)	(53,393)	(44,277)

Increase (Decrease) in cash	$5,365	$(4,066)	$(16,294)

Sources and Uses of Cash

During the three‑year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre‑season shipping period.

The following table shows our cash and cash equivalents and inventories at December 31, 2020, 2021 and 2022.

	December 31,
	2020	2021	2022
	(in thousands)
Cash and cash equivalents	$41,030	$36,964	$20,670
Inventories	79,482	104,019	136,501

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

We had cash and cash equivalents of $20.7 million at December 31, 2022 compared to cash and cash equivalents of $37.0 million at December 31, 2021. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2021	2022	Change
Net cash provided by operating activities	$60,535	$40,030	$(20,505)	(33.9%)
Net cash used in investing activities	(11,208)	(12,047)	(839)	(7.5%)
Net cash used in financing activities	(53,393)	(44,277)	9,116	17.1%

Increase (Decrease) in cash	$(4,066)	$(16,294)	$(12,228)	(300.7%)

Net cash provided by operating activities decreased $20.5 million from the year ended December 31, 2021 to the year ended December 31, 2022. The decrease in cash provided by operating activities was due to a $3.4 million decrease in net income adjusted for reconciling items in the year ended December 31, 2022 and $17.1 million in unfavorable working capital changes. The largest drivers negatively impacting working capital were an increase in accounts receivable attributable to the increase in sales compared to the prior year, as well as an increase in inventory due to the pulling forward of purchases in anticipation of inflationary price increases and supply chain disruptions, as well as higher material costs due to inflation, somewhat offset by an increase in accounts payable due to the timing of payments.

Net cash used in investing activities increased $0.8 million for the year ended December 31, 2022, compared to the corresponding period in 2021 due to an increase in capital expenditures.

Net cash used in financing activities decreased $9.1 million for the year ended December 31, 2022 as compared to the corresponding period in 2021. The decrease was primarily a result of making a voluntary $20.0 million prepayment on our debt in the year ended December 31, 2021 and no corresponding payment in 2022. We had no outstanding borrowings under our revolving credit facility at either December 31, 2022 or December 31, 2021.  See Note 9 for additional information. Somewhat offsetting this decrease in cash used in financing activities is an increase related to $6.0 million in stock repurchases executed in the year ended December 31, 2022 and no repurchases in the prior year.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

We had cash and cash equivalents of $37.0 million at December 31, 2021 compared to cash and cash equivalents of $41.0 million at December 31, 2020. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2020	2021	Change
Net cash provided by operating activities	$53,366	$60,535	$7,169	13.4%
Net cash used in investing activities	(14,490)	(11,208)	3,282	22.7%
Net cash used in financing activities	(33,511)	(53,393)	(19,882)	(59.3%)

Increase (Decrease) in cash	$5,365	$(4,066)	$(9,431)	175.8%

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

Net cash provided by operating activities was $40.0 million in the year ended December 31, 2022 as compared to $60.5 million in the year ended December 31, 2021. Free cash flow (as defined below) for the year ended December 31, 2022 was $28.0 million compared to $49.3 million in 2021, a decrease in free cash flow of $21.3 million, or 43.2%. The decrease in free cash flow is primarily a result of a decrease in cash provided by operating activities of $20.5 million and an increase in capital expenditures of $0.8 million, as discussed above under “Liquidity and Capital Resources.” Free cash flow for the year ended December 31, 2021 was $49.3 million compared to $38.9 million in 2020, an increase in free cash flow of $10.4 million, or 26.7%. The increase in free cash flow is primarily a result of an increase in cash provided by operating activities of $7.2 million and a decrease in capital expenditures of $3.3 million.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non‑GAAP measure.

	For the year ended December 31,
	2020	2021	2022
	(in thousands)
Net cash provided by operating activities	$53,366	$60,535	$40,030
Acquisition of property and equipment	(14,490)	(11,208)	(12,047)
Free cash flow	$38,876	$49,327	$27,983

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

Adjusted EBITDA for the year ended December 31, 2022 was $86.8 million compared to $79.5 million in 2021, an increase of $7.3 million, or 9.2%. Adjusted EBITDA for the year ended December 31, 2021 was $79.5 million compared to $74.9 million in 2020, an increase of $4.6 million, or 6.1%. In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2018	2019	2020	2021	2022
	(in thousands)
Net income (loss)	$43,905	$49,166	$(86,553)	$30,691	$38,609

Interest expense—net	16,943	16,782	20,238	11,839	11,253
Income tax expense (benefit)	11,854	13,451	(12,276)	3,897	8,752
Depreciation expense	7,613	8,256	8,806	9,634	10,418
Amortization	11,472	10,956	10,931	10,682	10,520
EBITDA	91,787	98,611	(58,854)	66,743	79,552
Purchase accounting (1)	(900)	(417)	(2,017)	-	-
Stock based compensation	4,550	3,239	2,830	5,794	6,730
Impairment charges	-	-	127,872	1,211	-
Debt modification expense	-	-	3,542	-	-
Loss on extinguishment of debt	-	-	-	4,936	-
Litigation proceeds	-	(200)	-	-	-
Pension termination	-	6,609	-	-	-
COVID-19 (2)	-	-	1,391	82	48
Other charges (3)	1,006	263	128	770	450
Adjusted EBITDA	$96,443	$108,105	$74,892	$79,536	$86,780

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

The following table presents Adjusted EBITDA by segment for the years ended December 31, 2021 and 2022.

	For the year ended December 31,
	2021	2022
Adjusted EBITDA
Work Truck Attachments	$77,369	$78,211
Work Truck Solutions	2,167	8,569
	$79,536	$86,780

Adjusted EBITDA at our Work Truck Attachment segment were $78.2 million for the year ended December 31, 2022 compared to $77.4 million in the year ended December 31, 2021, an increase of $0.8 million primarily due to pricing actions and an increase in volumes related to strong pre-season order demand, somewhat offset by material, labor and freight inflation.

Adjusted EBITDA at our Work Truck Solutions segment were $8.6 million for the year ended December 31, 2022 compared to $2.2 million in the year ended December 31, 2021, an increase of $6.4 million due to price increase realization, favorable sales mix, and cost savings initiatives, somewhat offset by inflationary pressures.

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

	For the year ended December 31,
	2018	2019	2020	2021	2022
	(in thousands, except per share amounts)
Net income (loss) (GAAP)	$43,905	$49,166	$(86,553)	$30,691	$38,609
Adjustments:
- Purchase accounting (1)	(900)	(417)	(2,017)	-	-
- Stock based compensation	4,550	3,239	2,830	5,794	6,730
- Impairment charges	-	-	127,872	1,211	-
- Debt modification expense	-	-	3,542	-	-
- Loss on extinguishment of debt	-	-	-	4,936	-
- Litigation proceeds	-	(200)	-	-	-
- Pension termination	-	6,609	-	-	-
- COVID-19 (2)	-	-	1,391	82	48
- Adjustments on derivative not classified as hedge (3)	-	-	2,854	(1,192)	(688)
- Other charges (4)	1,006	263	128	770	450
Tax effect on adjustments	(1,164)	(2,373)	(22,200)	(2,900)	(1,635)

Adjusted net income (non-GAAP)	$47,397	$56,287	$27,847	$39,392	$43,514

Weighted average common shares outstanding assuming dilution	22,704,856	22,813,711	22,872,032	22,964,732	22,916,824

Adjusted earnings per common share - dilutive (non-GAAP)	$2.04	$2.42	$1.18	$1.67	$1.84

GAAP diluted earnings (loss) per share	$1.89	$2.11	$(3.81)	$1.29	$1.63
Adjustments net of income taxes:
- Purchase accounting (1)	(0.03)	(0.02)	(0.07)	-	-
- Stock based compensation	0.15	0.11	0.09	0.20	0.21
- Impairment charges	-	-	4.72	0.04	-
- Debt modification expense	-	-	0.10	-	-
- Loss on extinguishment of debt	-	-	-	0.16	-
- Litigation proceeds	-	-	-	-	-
- Pension termination	-	0.22	-	-	-
- COVID-19 (2)	-	-	0.05	-	-
- Adjustments on derivative not classified as hedge (3)	-	-	0.09	(0.04)	(0.02)
- Other charges (4)	0.03	-	0.01	0.02	0.02

Adjusted earnings per common share - dilutive (non-GAAP)	$2.04	$2.42	$1.18	$1.67	$1.84

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

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long‑term debt and related interest. We have net unrecognized tax benefits of $2.1 million as of December 31, 2022. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2022.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$207,737	$11,137	$33,525	$163,075	$-
Operating leases - third parties (2)	21,038	5,678	8,800	4,383	2,177
Interest on long-term debt (3)	41,331	12,791	23,363	5,177	-

Total contracted cash obligations	$270,106	$29,606	$65,688	$172,635	$2,177

(1)	Long‑term debt obligation is presented net of discount of $0.4 million at December 31, 2022.

(2)

Relates to real estate and equipment operating leases with third parties, including five operating leases for Henderson upfit and service center locations and eleven operating leases for Dejana locations.

(3)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2022.

Senior Credit Facilities

See Note 9 for a description of our senior credit facilities and other debt.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure where annual tax‑deductible intangible and goodwill amortization expense may be utilized in the event we have sufficient taxable income to utilize such benefit. As we have previously acquired businesses possessing significant intangible assets and goodwill, we have created a favorable tax structure where income tax expense is greater than book amortization expense. We expect the deductibility of intangible assets and goodwill amortization expense to exceed book by approximately $2.3 million in the year ended December 31, 2023 if we have the taxable income to utilize such benefit.

Impact of Inflation

Inflation in materials, freight and labor had a material impact on our profitability in 2021 and 2022, and we expect ongoing inflationary pressures may also impact our profitability in 2023. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In 2022 and in previous years, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward. See “Risk Factors— The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline”.

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

We attempt to manage the seasonal impact of snowfall on our Work Truck Attachments segment revenues in part through our pre‑season sales program, which involves actively soliciting and encouraging pre‑season distributor orders in the second and third quarters by offering our distributors a combination of pricing, payment and freight incentives during this period. These pre‑season sales incentives encourage our distributors to re‑stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre‑season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two‑thirds over the last ten years) during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. By contrast, our revenue and operating results tend to be lowest during the first quarter as management believes our end‑users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre‑season sales incentive period to re‑stock inventory. Fourth quarter sales vary from year‑to‑year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because typically most of our fourth quarter sales and shipments consist of re‑orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

Our Work Truck Attachments segment revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our Work Truck Attachments segment first quarter revenue has varied from approximately $19.1 million to approximately $45.8 million between 2017 and 2022. During the last five‑year period, net income (loss) during the first quarter has varied from net income of approximately $1.5 million to a net loss of approximately $7.2 million, with an average net loss of $1.8 million.

While our Work Truck Attachments monthly working capital has averaged approximately $63.6 million from 2020 to 2022, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre‑season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $73.9 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

●	our enterprise‑wide lean concept, which allows us to adjust production levels up or down to meet demand;

●	the pre‑season order program described above, which incentivizes distributors to place orders prior to the retail selling season; and

●	a vertically integrated business model.

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and selling, general and administrative expenditures to account for the year‑to‑year variability of our sales volumes. Management currently estimates that consolidated annual fixed overhead expenses generally range from approximately $65.0 million in low sales volume years to approximately $80.0 million in high sales volume years. Further, management currently estimates that consolidated annual sales, general and administrative expenses other than amortization generally approximate $80.0 million, but can be reduced to approximately $65.0 million to maximize cash flow in low sales volume years, and can increase to approximately $90.0 million to maintain customer service and responsiveness in high sales volume years.

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

As of December 31, 2022, we had outstanding borrowings under our term loan of $207.7 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2022 by $0.4 million, $0.7 million and $0.9 million, respectively.

We are party to interest rate swap agreements to reduce our exposure to interest rate volatility. On June 9, 2021, in conjunction with entering into our Credit Agreement, we re-designated our swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income into earnings from the previous de-designation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap.  On May 19, 2022, we entered into an interest rate swap agreement to further reduce our exposure to interest rate volatility. The interest rate swap has a notional amount of $125.0 million, effective for the period May 31, 2024 through June 9, 2026. We may have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, we will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional details on our interest rate swap agreements.

The interest rate swaps' positive fair value at December 31, 2022 was $7.0 million, of which $4.1 million and $2.9 million are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.

As of December 31, 2022, we had no outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2022 by $0.4 million, $0.6 million and $0.8 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage the price risk. If the price of steel increases, including as a result of tariffs, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period in which we were not able to pass any of this increase onto our customers and distributors, our gross margins would decline by $1.00 in that period.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. Disclosure controls and procedures are defined by Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10‑K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2022.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2022.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (1) (2)
Equity Compensation plans approved by security holders:
2010 Stock Incentive Plan :	214,085	$-	531,267
Equity compensation plans not approved by security holders	-	-	-
Total	214,085	$-	531,267

(1)	Excludes 246,479 shares of restricted stock previously granted under the Amended and Restated 2010 Stock Incentive Plan.

(2)

Calculated excluding the 214,085 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share unit awards and have no exercise price.

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

See “Index to Consolidated Financial Statements” on page F‑1, the Report of Independent Registered Public Accounting Firm on page F‑2 through F‑4 and the Consolidated Financial Statements beginning on page F‑5, all of which are incorporated herein by reference.

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

4.1	Description of Registrant’s Securities [Incorporated by reference to Exhibit 4.1 to Douglas Dynamics, Inc.'s Annual Report on Form 10-K for the period ending December 31, 2021 (File No. 001-34728)].
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

10.2	Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement, dated as of January 5, 2023, among Douglas Dynamics, L.L.C., Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC, Douglas Dynamics, Inc., the banks and financial institutions listed therein, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Exhibit A thereto) [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed on January 6, 2023 (file No. 001-34728)].
10.3#

Amended and Restated Employment Agreement between Sarah Lauber and Douglas Dynamics, LLC, effective October 31, 2022 [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (File No. 001-34728)].

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
10.6#

Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.18 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1/A filed on March 8, 2010 (Registration No. 333‑164590)].

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

10.17#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective in 2021[Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10‑Q for the Quarterly period Ended June 30, 2021 (File No. 001‑34728)].

10.18#

Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1/A filed on March 8, 2010 (Registration No. 333‑164590)].

10.19#

Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2011 (File No. 001-34728)].

10.20#

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

10.22#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10‑Q for the Quarterly Period Ended March 31, 2013 (File No. 001‑34728)].

Exhibit Number	Title
10.23#

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

10.25#

Amended and Restated Employment Agreement between James L. Janik and Douglas Dynamics, LLC, effective February 22, 2019 [Incorporated by reference to Exhibit 10.47 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018 (File No. 001-34728)].

10.26#

Amended and Restated Employment Agreement between Robert McCormick and Douglas Dynamics, LLC, effective October 31, 2022 [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (File No. 001-34728)].

10.27#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2019 [Incorporated by reference to Exhibit 10.49 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018 (File No. 001-34728)].

10.28#

Amended and Restated Employment Agreement between Linda Evans and Douglas Dynamics, LLC, effective October 31, 2022 [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (File No. 001-34728)].

10.29#*	Employment Agreement between Mark Van Genderen and Douglas Dynamics, LLC, effective January 6, 2023.
21.1*	Subsidiaries of Douglas Dynamics, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
99.1

Proxy Statement for the 2023 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2022; except to the extent specifically incorporated by reference, the Proxy Statement for the 2023 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K]

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2023.

DOUGLAS DYNAMICS, INC.

By:	/s/ Robert McCormick
Robert McCormick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2023.

/s/ Robert McCormick	President and Chief Executive Officer
Robert McCormick	(Principal Executive Officer) and Director

/s/ Sarah Lauber	Chief Financial Officer & Secretary
Sarah Lauber	(Principal Financial Officer)

/s/ Jon J. Sisulak	Vice President, Corporate Controller and Treasurer
Jon J. Sisulak	(Controller)

/s/ James L. Janik	Chairman and Director
James L. Janik

/s/ Joher Akolawala	Director
Joher Akolawala

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Margaret S. Dano	Director
Margaret S. Dano

/s/ Kenneth W. Krueger	Director
Kenneth W. Krueger

/s/ James D. Staley	Director
James D. Staley

/s/ Donald W. Sturdivant	Director
Donald W. Sturdivant

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Douglas Dynamics Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Douglas Dynamics Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Indefinite Lived Intangible Tradename– Dejana– Refer to Note 2 and 8 to the Financial Statements

Critical Audit Matter Description

The Company tests the Dejana indefinite lived intangible tradename for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable by comparing the fair value of the indefinite lived tradename to its carrying value. The Company determines the fair value of the indefinite lived tradename using the relief from royalty method. The significant assumptions used in the determination of the fair value include revenue attributable to the asset, royalty rate and the discount rate, reflecting the risks inherent in the future cash flow stream. Changes in these assumptions could have significant impacts on the fair value of the indefinite lived intangible amount, and the amount of an impairment charge, if any. The Dejana indefinite lived intangible balance was $14 million as of December 31, 2022. The fair value of the Dejana indefinite lived intangible tradename exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized.

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

●	We evaluated management’s ability to accurately forecast revenue by performing a retrospective review of prior forecasts compared to actual results.

●	We evaluated the reasonableness of management’s forecasts, including the impact of near-term business disruption from supply chain constraints and rising costs, by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports of the Company.

●	With the assistance of our fair value specialists, we evaluated the fair value methodology, the royalty rate and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations. Specific to the discount rate, we considered the inputs and calculations, and we developed a range of independent estimates and compared those to the respective discount rates selected by management. Specific to the royalty rate, we considered the external information used in developing management’s estimate, and we developed a range of independent estimates which we compared to the royalty rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 21, 2023

We have served as the Company's auditor since 2017.

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$20,670	$36,964
Accounts receivable, net	86,765	71,035
Inventories	136,501	104,019
Inventories - truck chassis floor plan	1,211	2,655
Refundable income taxes paid	-	1,222
Prepaid and other current assets	7,774	4,536
Total current assets	252,921	220,431
Property, plant and equipment, net	68,660	66,787
Goodwill	113,134	113,134
Other intangible assets, net	131,589	142,109
Operating leases - right of use asset	17,432	18,462
Non-qualified benefit plan assets	8,874	10,347
Other long-term assets	4,281	1,206
Total assets	$596,891	$572,476

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$49,252	$27,375
Accrued expenses and other current liabilities	30,484	36,126
Floor plan obligations	1,211	2,655
Operating lease liability - current	4,862	4,623
Income tax payable	3,485	-
Current portion of long-term debt	11,137	11,137
Total current liabilities	100,431	81,916
Retiree benefits and deferred compensation	14,650	17,170
Deferred income taxes	29,837	29,789
Long-term debt, less current portion	195,299	206,058
Operating lease liability - noncurrent	14,025	15,408
Other long-term liabilities	5,547	7,525
Commitments and contingencies (Note 16)
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,886,793 and 22,980,951 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	229	230
Additional paid-in capital	164,281	163,552
Retained earnings	63,464	51,881
Accumulated other comprehensive income (loss), net of tax	9,128	(1,053)
Total shareholders' equity	237,102	214,610
Total liabilities and shareholders' equity	$596,891	$572,476

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2022	2021	2020
Net sales	$616,068	$541,453	$480,154
Cost of sales	464,612	399,581	351,874
Gross profit	151,456	141,872	128,280
Selling, general, and administrative expense	82,183	78,844	64,617
Impairment charges	-	1,211	127,872
Intangibles amortization	10,520	10,682	10,931
Income (loss) from operations	58,753	51,135	(75,140)
Interest expense, net	(11,253)	(11,839)	(20,238)
Debt modification expense	-	-	(3,542)
Loss on extinguishment of debt	-	(4,936)	-
Other income (expense), net	(139)	228	91
Income (loss) before taxes	47,361	34,588	(98,829)
Income tax expense (benefit)	8,752	3,897	(12,276)
Net income (loss)	$38,609	$30,691	$(86,553)
Earnings (loss) per share:
Basic earnings (loss) per common share attributable to common shareholders	$1.65	$1.31	$(3.81)
Earnings (loss) per common share assuming dilution attributable to common shareholders	$1.63	$1.29	$(3.81)
Cash dividends declared and paid per share	$1.16	$1.14	$1.12

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years ended December 31,
	2022	2021	2020
Net income (loss)	$38,609	$30,691	$(86,553)
Other comprehensive income (loss):
Adjustment for pension and postretirement benefit liability, net of tax of ($176) in 2022, ($120) in 2021 and $34 in 2020	541	329	(97)
Adjustment for interest rate swap, net of tax of ($3,140) in 2022, ($1,370) in 2021 and $899 in 2020	9,640	4,113	(2,584)
Total other comprehensive income (loss), net of tax	10,181	4,442	(2,681)
Comprehensive income (loss)	$48,790	$35,133	$(89,234)

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2019	22,795,412	$228	$155,001	$160,748	$(2,814)	$313,163
Net loss	—	—	—	(86,553)	—	(86,553)
Dividends paid	—	—	—	(25,926)	—	(25,926)
Impact due to adoption of ASC 2016-13 (credit losses), net of tax of $193	—	—	—	(557)	—	(557)
Adjustment for pension and postretirement benefit liability, net of tax of $34	—	—	—	—	(97)	(97)
Adjustment for interest rate swap, net of tax of $899	—	—	—	—	(2,584)	(2,584)
Shares withheld on restricted stock vesting	—	—	(72)	—	—	(72)
Stock based compensation	62,045	1	2,829	—	—	2,830
Balance at December 31, 2020	22,857,457	$229	$157,758	$47,712	$(5,495)	$200,204
Net income	—	—	—	30,691	—	30,691
Dividends paid	—	—	—	(26,522)	—	(26,522)
Adjustment for pension and postretirement benefit liability, net of tax of ($120)	—	—	—	—	329	329
Adjustment for interest rate swap, net of tax of ($1,370)	—	—	—	—	4,113	4,113
Stock based compensation	123,494	1	5,794	—	—	5,795
Balance at December 31, 2021	22,980,951	$230	$163,552	$51,881	$(1,053)	$214,610
Net income	—	—	—	38,609	—	38,609
Dividends paid	—	—	—	(27,026)	—	(27,026)
Adjustment for pension and postretirement benefit liability, net of tax of ($176)	—	—	—	—	541	541
Adjustment for interest rate swap, net of tax of ($3,140)	—	—	—	—	9,640	9,640
Repurchase of common stock	(171,088)	(2)	(5,999)	—	—	(6,001)
Stock based compensation	76,930	1	6,728	—	—	6,729
Balance at December 31, 2022	22,886,793	$229	$164,281	$63,464	$9,128	$237,102

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$38,609	$30,691	$(86,553)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,938	20,316	19,737
Amortization of deferred financing costs and debt discount	491	894	1,364
Debt modification expense	-	-	267
Loss on extinguishment of debt	-	4,936	-
Loss (gain) on disposal of fixed assets	111	(220)	-
Stock-based compensation	6,730	5,794	2,830
Adjustments on derivatives not designated as hedges	(688)	(1,192)	2,854
Provision (credit) for losses on accounts receivable	(1,476)	67	1,081
Deferred income taxes	(3,268)	1,618	(19,598)
Impairment charges	-	1,211	127,872
Non-cash lease expense	1,030	1,768	4,182
Earnout liability	-	-	(2,017)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,253)	12,093	3,038
Inventories	(32,483)	(24,276)	(1,801)
Prepaid assets, refundable income taxes and other assets	3,422	(1,714)	(3,715)
Accounts payable	21,522	10,418	(21)
Accrued expenses and other current liabilities	1,321	42	6,577
Benefit obligations and other long-term liabilities	(1,976)	(1,911)	(2,731)
Net cash provided by operating activities	40,030	60,535	53,366
Investing activities
Capital expenditures	(12,047)	(11,208)	(14,490)
Net cash used in investing activities	(12,047)	(11,208)	(14,490)
Financing activities
Repurchase of common stock	(6,001)	-	-
Shares withheld on restricted stock vesting paid for employees’ taxes	-	-	(72)
Payments of financing costs	-	(1,371)	(1,133)
Borrowings on long-term debt	-	224,438	270,875
Dividends paid	(27,026)	(26,522)	(25,926)
Repayment of long-term debt	(11,250)	(249,938)	(277,255)
Net cash used in financing activities	(44,277)	(53,393)	(33,511)
Change in cash and cash equivalents	(16,294)	(4,066)	5,365
Cash and cash equivalents at beginning of year	36,964	41,030	35,665
Cash and cash equivalents at end of year	$20,670	$36,964	$41,030
Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$4,725	$34,432	$38,167
Supplemental disclosure of cash flow information
Income taxes paid	$7,025	$9,768	$4,279
Interest paid	$11,662	$12,307	$16,841

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

Douglas Dynamics, Inc. (the “Company,”) is a premier manufacturer and upfitter of commercial vehicle attachments and equipment. The Company’s portfolio includes snow and ice management attachments sold under the BLIZZARD®, FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands, turf care equipment under the TURFEX® brand, and industrial maintenance equipment under the SWEEPEX® brand.  The Company’s portfolio also includes the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands. The Company is headquartered in Milwaukee, WI and currently owns manufacturing and upfit facilities in Milwaukee, WI, Manchester Iowa, Rockland, ME, Madison Heights, MI and Huntley, IL. The Company also leases fifteen manufacturing and upfit and service facilities located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island. Additionally, the Company operates a sourcing office in China.

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. Financial information regarding these segments is in Note 17 to the Consolidated Financial Statements.

Recently adopted accounting standards

There were no accounting standards adopted in the year ended December 31, 2022.

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
Years ended December 31, 2022, 2021 and 2020
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

The Company carries its accounts receivable at their face amount less an allowance for credit losses. The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. Management evaluated the need for an additional allowance for credit losses related to economic conditions arising from the COVID-19 pandemic. Management has not seen indications of customers going out of business and not being able to pay their bills (although the receivables may become more aged). Management believes customers of the Work Truck Attachments segment have long-standing relationships with the Company, and are mature dealers that are likely able to weather the pandemic and related macroeconomic challenges. Many Work Truck Solutions customers are governments and municipal entities who management believes are highly unlikely to default. In addition management believes Work Truck Solutions has long-standing relationships with its customers, and the customers are in general mature dealers that are unlikely to default as a result of the pandemic and its lingering effects. Therefore, as of December 31, 2022 and 2021, no additional reserve related to the COVID-19 pandemic was deemed necessary. As of December 31, 2022 the Company had an allowance for credit losses on its trade accounts receivable of $1,000 and $366 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of  December 31, 2021 the Company had an allowance for credit losses on its trade accounts receivable of $1,430 and $1,540 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the years ended December 31, 2022 and 2021:

	Balance at	Additions (reductions)			Balance at
	December 31,	charged to		Changes to	December 31,
	2021	earnings	Writeoffs	reserve, net	2022
Year Ended December 31, 2022
Work Truck Attachments	$1,430	$(432)	$-	$2	$1,000
Work Truck Solutions	1,540	(1,044)	(109)	(21)	366
Total	$2,970	$(1,476)	$(109)	$(19)	$1,366

	Balance at	Additions (reductions)			Balance at
	December 31,	charged to		Changes to	December 31,
	2020	earnings	Writeoffs	reserve, net	2021
Year Ended December 31, 2021
Work Truck Attachments	$1,480	$(60)	$-	$10	$1,430
Work Truck Solutions	1,449	127	(10)	(26)	1,540
Total	$2,929	$67	$(10)	$(16)	$2,970

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2022, 2021 and 2020, distributors financed purchases of $15,782, $10,524 and $7,628 through this financing program, respectively. At both  December 31, 2022 and December 31, 2021, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by distributors to the third party financing company under this program at December 31, 2022 and 2021 was $16,089 and $8,281, respectively. The Company was not required to repurchase any repossessed inventory for the years ended December 31, 2022, 2021 and 2020.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

The Company is a counterparty to interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. On June 13, 2019 the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR. From June 13, 2019 through March 18, 2020, the interest rate swap was accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets would be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the years ended December 31, 2022 and 2021 was ($1,163) and $568, respectively. A mark-to-market adjustment of $476 and ($1,760) was recorded as Interest expense in the Consolidated Statements of Income (Loss) for the years ended December 31, 2022 and 2021, respectively, related to the swap.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

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

On May 19, 2022, the Company entered into an interest rate swap agreement to further reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $125,000 effective for the period May 31, 2024 through June 9, 2026. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge

The fair value of the interest rate swaps, net of tax, is $5,208 and ($4,756) at December 31, 2022 and December 31, 2021, respectively, of which $6,115 and ($3,524) is included in Accumulated other comprehensive income (loss) on the balance sheet as of December 31, 2022 and 2021, respectively. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820 - Fair Value Measurements and Disclosures.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first‑in, first‑out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

The Company records inventories to include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 9.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2022 and 2021, the Company had $1,211 and $2,655 of chassis inventory and related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

The Company receives, on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis. The aggregate value of all bailment pool chassis on hand as of December 31, 2022 and 2021 was $7,847 and $8,439, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Leases

As of December 31, 2022, sixteen of the Company’s office and upfit and distribution centers were subject to a lease agreement. See Note 7 for additional information on the Company’s leases.

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
Years ended December 31, 2022, 2021 and 2020
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

Depreciation expense was $10,418, $9,634, and $8,806 for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated useful lives of leasehold improvements is the shorter of the remainder of the lease term and twelve years.

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $6,750, $5,974 and $6,089 for the years ended December 31, 2022, 2021 and 2020, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in results of operations.

Impairment of long‑lived assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long-lived assets were impaired as of  December 31, 2022.

In the year ended December 31, 2021, it was determined that facility leases related to two locations in the Company's Work Truck Solutions segment were impaired. As a result, an impairment of $1.2 million was recorded in the year ended December 31, 2021 and is recorded under Impairment charges in the Company’s Consolidated Statements of Income (Loss), with an offset being a reduction to the Operating lease - right of use asset on the Company's Consolidated Balance Sheets. See Note 7 for additional information.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

Goodwill and other intangible assets

Goodwill and indefinite‑lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite-lived intangible assets is estimated based upon an income and market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting units to its carrying value. The Company has determined it has four reporting units. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss would be recognized. Annual impairment tests conducted by the Company on December 31, 2022 and December 31, 2021 resulted in no adjustment to the carrying value of goodwill. During the second quarter of 2020, the Company identified a triggering event as there had been a significant decline in the business climate and in results of operations as a result of uncertainty related to the COVID-19 pandemic and chassis availability. Given these indicators, the Company determined that there was a higher degree of uncertainty in achieving its financial projections. Therefore, the Company performed an impairment test as of June 30, 2020 for each of its reporting units, and subsequently performed its annual impairment testing as of December 31, 2020.

The Work Truck Attachments segment consists of two reporting units: Commercial Snow & Ice and Douglas Dynamics Vertical Integration. Only the Commercial Snow & Ice reporting unit has goodwill. The impairment tests performed as of June 30, 2020 and December 31, 2020 indicated no impairment for the Commercial Snow & Ice reporting unit, which had goodwill of $113,132 at both December 31, 2022 and 2021. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. At June 30, 2020, the Municipal reporting unit’s carrying value exceeded its fair value. As a result, all $47,799 of the Municipal goodwill balance was recorded as an impairment charge during year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income (Loss). At June 30, 2020, the Dejana reporting unit’s carrying value exceeded its fair value. As a result, all $80,073 of the Dejana goodwill balance was recorded as an impairment charge during the year ended December 31, 2020 and is included in Impairment charges on the Consolidated Statements of Income (Loss).

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangibles over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15 to 19.5 years and noncompete agreements over 4 to 5 years. There were no indicators of impairment during the years ended December 31, 2022 or 2021. The Company had gross intangible assets and accumulated amortization of $273,755 and $142,166, respectively, for the year ended December 31, 2022, of which $177,765 and $104,196 relate to the Work Truck Attachments segment, and $95,990 and $37,970 relate to the Work Truck Solutions segment, respectively. The Company had gross intangible assets and accumulated amortization of $273,755 and $131,646, respectively for the year ended December 31, 2021, of which $177,765 and $98,803 relate to the Work Truck Attachments segment, and $95,990 and $32,843 relate to the Work Truck Solutions segment, respectively.

At December 31, 2022, the Company’s Dejana reporting unit had tradenames of $14,000 and an estimated fair value of $17,100. If the Company is unable to attain the financial projections used in calculating the fair value, or if there are significant market conditions impacting the market approach, the Company’s Dejana tradenames could be at risk of impairment. If the Company experiences further delays by its supplier and OEM partners in the production and delivery of chassis for a prolonged period of time, which could negatively affect the Company’s financial results, the Dejana tradenames may be impaired. The discount rate and royalty rate used in the calculation of the fair value are sensitive and based on the Company’s assumptions, and changes to those assumptions could cause the Dejana tradenames to be at risk of impairment. There were no indicators of impairment subsequent to the December 31, 2022 impairment test.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
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

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2019	$1,563
Deferred financing costs capitalized on new debt	1,133
Write-off of unamortized deferred financing costs	(197)
Amortization of deferred financing costs	(763)
Balance at December 31, 2020	1,736
Deferred financing costs capitalized on new debt	1,409
Write-off of unamortized deferred financing costs	(972)
Amortization of deferred financing costs	(493)
Balance at December 31, 2021	1,680
Amortization of deferred financing costs	(379)
Balance at December 31, 2022	$1,301

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
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long‑term debt:

	Fair Value at December 31, 2022	Fair Value at December 31, 2021
Assets:
Non-qualified benefit plan assets (a)	$8,874	$10,347
Interest rate swaps (b)	7,039	-

Total Assets	$15,913	$10,347

Liabilities:
Interest rate swaps (b)	-	6,428
Long term debt (c)	207,737	218,875

Total Liabilities	$207,737	$225,303

(a)

Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

(b)

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $4,120 and $2,919 at December 31, 2022 are included in Prepaid and other current assets and Other long-term assets, respectively. Interest rate swaps of $3,479 and $2,949 at  December 31, 2021 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

(c)

The fair value of the Company’s long‑term debt, including current maturities, is based on rates for instruments with comparable maturities and credit quality (Level 2 inputs), and approximates its carrying value. Long‑term debt is recorded at carrying amount, net of discount and deferred financing costs, as disclosed on the face of the balance sheet.

Concentration of credit risk

The Company’s cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2022, 2021 and 2020.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
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

Related party transactions

There were no related party transactions during 2020, 2021 or 2022.

Warranty cost recognition

The Company accrues for estimated warranty costs as revenue is recognized. All warranties are assurance-type warranties. See Note 11 for further details.

Defined benefit plans

The Company has noncontributory, defined benefit postretirement benefit plans covering certain employees. Management reviews underlying assumptions on an annual basis.  Refer to Note 13 for additional information.

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, website content and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $4,699, $3,884 and $3,437 for the years ended December 31, 2022, 2021 and 2020, respectively. All costs associated with the Company’s advertising programs are expensed as incurred.

Research and development expenses

Research and development expenses include costs to develop new technologies to enhance existing products and to expand the range of product offerings. Research and development expenses amounted to $12,159, $10,152 and $6,679 for the years ended December 31, 2022, 2021 and 2020, respectively.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
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

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non‑owner resources and is comprised of net income or loss and “other comprehensive income (loss)”. The Company’s other comprehensive income (loss) is comprised of the adjustments for postretirement benefit liabilities as well as the impact of its interest rate swaps. See Note 20 for the components of accumulated other comprehensive income (loss).

Segment reporting

The Company operates through two operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company’s two current reportable business segments are described below.

Work Truck Attachments.  The Work Truck Attachments segment includes our operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN® and SNOWEX® brands, as well as our vertically integrated products.

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
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

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
Years ended December 31, 2022, 2021 and 2020
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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This change to over time recognition for customer owned vehicles decreased revenue by $136, increased revenue by $373 and decreased revenue by $542 for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

Disaggregation of Revenue

The following table provides information about disaggregated revenue by customer type and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

Revenue by customer type was as follows:

Year Ended December 31, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$382,296	$119,900	$502,196
Government	-	56,319	56,319
Fleet	-	49,094	49,094
Other	-	8,459	8,459
Total revenue	$382,296	$233,772	$616,068

Year Ended December 31, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$325,707	$121,349	$447,056
Government	-	46,107	46,107
Fleet	-	38,669	38,669
Other	-	9,621	9,621
Total revenue	$325,707	$215,746	$541,453

Year Ended December 31, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$252,838	$114,192	$367,030
Government	-	62,762	62,762
Fleet	-	42,590	42,590
Other	-	7,772	7,772
Total revenue	$252,838	$227,316	$480,154

Revenue by timing of revenue recognition was as follows:

Year Ended December 31, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$382,296	$145,022	$527,318
Over time	-	88,750	88,750
Total revenue	$382,296	$233,772	$616,068

Year Ended December 31, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$325,707	$137,904	$463,611
Over time	-	77,842	77,842
Total revenue	$325,707	$215,746	$541,453

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

Year Ended December 31, 2020	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$252,838	$149,675	$402,513
Over time	-	77,641	77,641
Total revenue	$252,838	$227,316	$480,154

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,454	$20,511	$(18,434)	$4,531

Year Ended December 31, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,746	$17,205	$(17,497)	$2,454

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of December 31, 2022 or 2021. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company’s municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized all of the amount that was included in contract liabilities at the beginning of the period as revenue in the years ended December 31, 2022 and 2021.

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
Years ended December 31, 2022, 2021 and 2020
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

4. Acquisitions

On  July 15, 2016, the Company acquired  Dejana. The Dejana purchase agreement includes contingent consideration in the form of an earnout capped at $26,000. Under the earnout agreement, the former owners of Dejana are entitled to receive payments contingent upon the revenue growth and financial performance of the acquired business for the years 2016, 2017 and 2018.  The preliminary estimated fair value of the earnout consideration was $10,200 which was further adjusted at December 31, 2016 to $10,373 as a result of the 2016 performance exceeding the 2016 fair value established at the opening balance sheet by $173. Based on the year ended December 31, 2016 results, the new possible range of outcomes was reduced from $26,000 to a maximum earnout of $21,487. The Company made a payment to the former owners of Dejana of $5,487 in the year ended December 31, 2017. The purchase agreement was amended on September 20, 2017 to extend the earnout measurement periods for an additional two years, namely the fiscal years ended December 31, 2019 and December 31, 2020, with the potential for the former owners of Dejana to earn up to 50% of the remaining unearned earnout payments based on the original earnout targets and measurement periods. During the third quarter of 2017, there was a fair value adjustment to reduce the earnout by ($1,186), which was further reduced during the fourth quarter by ($600), for a total fair value adjustment to the earnout for the year of ($1,786). During the fourth quarter of 2018, there was a fair value adjustment to reduce the earnout by ($900). During the fourth quarter of 2019, there was a fair value adjustment to reduce the earnout by ($200). During the second quarter of 2020, there was a fair value adjustment to reduce the earnout by ($2,000), which is included as a reduction to selling, general and administrative expense in the Consolidated Statements of Income (Loss) for the year ended December 31, 2020 and which reduced the fair value of the earnout consideration to $0.

5. Inventories

Inventories consist of the following:

	December 31,
	2022	2021

Finished goods	$67,006	$50,416
Work-in-process	19,037	8,916
Raw material and supplies	50,458	44,687
	$136,501	$104,019

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 9.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2022 and 2021, the Company had $1,211 and $2,655 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

Unlike the floorplan agreement, the Company does not record inventory related to truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment. Like the revenue recognized on floorplan arrangement, revenue recognized for upfitting services on chassis acquired through the bailment agreement, are also recognized net of the truck chassis.

6. Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2022	2021

Land	$3,969	$3,969
Land improvements	5,431	5,278
Leasehold improvements	5,844	5,405
Buildings	35,858	34,635
Machinery and equipment	75,190	68,939
Furniture and fixtures	24,605	22,275
Mobile equipment and other	4,927	4,737
Construction-in-process	5,272	4,235
Total property, plant and equipment	161,096	149,473
Less accumulated depreciation	(92,436)	(82,686)
Net property, plant and equipment	$68,660	$66,787

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Consolidated Statements of Income (Loss), were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease expense	$5,555	$5,663	$5,343
Short term lease cost	$395	$278	$397
Total lease cost	$5,950	$5,941	$5,740

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Cash paid for amounts included in the measurement of operating lease liabilities	$5,753	$5,566	$5,268
Non-cash lease expense - right-of-use assets	$4,745	$1,768	$4,182
Right-of-use assets obtained in exchange for operating lease obligations	$3,768	$2,671	$3,866

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$17,432	$18,462

Other current liabilities	4,862	4,623
Operating lease liabilities	14,025	15,408
Total operating lease liabilities	$18,887	$20,031

Weighted Average Remaining Lease Term (in months)
Operating leases	59	62

Weighted Average Discount Rate
Operating leases	4.69%	4.79%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2023	$5,678
2024	4,808
2025	3,992
2026	2,823
2027	1,560
Thereafter	2,177
Total Lease Payments	21,038
Less: imputed interest	(2,151)
Total	$18,887

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

8. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2022
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	75,000	5,000
Customer relationships	80,920	37,537	43,383
Patents	21,136	16,994	4,142
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,995	1,464
Amortizable intangibles, net	196,155	142,166	53,989
Total	$273,755	$142,166	$131,589

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2021
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	71,000	9,000
Customer relationships	80,920	32,366	48,554
Patents	21,136	15,739	5,397
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,901	1,558
Amortizable intangibles, net	196,155	131,646	64,509
Total	$273,755	$131,646	$142,109

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

Amortization expense for intangible assets was $10,520, $10,682 and $10,931 for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense for the next five years is as follows:

2023	$10,520
2024	7,520
2025	6,075
2026	5,450
2027	5,450

The weighted average remaining life for intangible assets is 7.6 years at December 31, 2022.

9. Long‑Term Debt

Long‑term debt is summarized below:

	December 31,
	2022	2021

Term Loan, net of debt discount of $387 and $499 at December 31, 2022 and December 31, 2021, respectively	$207,737	$218,875
Less current maturities	11,137	11,137
Long term debt before deferred financing costs	196,600	207,738
Deferred financing costs, net	1,301	1,680
Long term debt, net	$195,299	$206,058

The scheduled maturities on long term debt at December 31, 2022, are as follows:
2023	$11,137
2024	13,950
2025	19,575
2026	163,075
$207,737

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
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

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

At December 31, 2022, the Company had outstanding borrowings under the term loan of $207,737, no outstanding borrowings on the revolving credit facility and remaining borrowing availability of $99,450.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of December 31, 2022, the Company is in compliance with the respective covenants.

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

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR (with a LIBOR floor of 1.0%). The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive loss on the Consolidated Balance Sheets would be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive loss into earnings during the years ended December 31, 2022 and 2021 was ($1,163) and $568, respectively. A mark-to-market adjustment of $476 and ($1,760) was recorded as Interest expense in the Consolidated Statements of Income (Loss) for the years ended December 31, 2022 and 2021, respectively, related to the swap.

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

The interest rate swaps' positive fair value at  December 31, 2022 was $7,039, of which $4,120 and $2,919 are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.  The interest rate swap’s negative fair value at  December 31, 2021 was $6,428, of which $3,479 and $2,949 are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet, respectively.

The Company receives on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2022 and 2021 was $7,847 and $8,439, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2022, rates were based on prime (7.50% at December 31, 2022) plus a margin ranging from 0% to 8%. During 2022, the Company incurred $11 in interest on the bailment pool arrangement. During 2021, the Company incurred $72 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $5,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017, which the Company renewed through February 28, 2023.  Under the floor plan agreement the Company receives truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from the Company to the dealer customer. The note bears interest at an adjusted LIBOR rate, plus an applicable rate of 1.75%. The obligation under the floor plan agreement as of December 31, 2022 and 2021 is $1,211 and $2,655, respectively. During 2022, the Company incurred $321 in interest on the floor plan arrangements. During 2021, the Company incurred $108 in interest on the floor plan arrangements.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2022	2021

Payroll and related costs	$10,805	$13,299
Employee benefits	8,863	8,933
Accrued warranty	4,558	3,645
Interest rate swaps	-	3,479
Other	6,258	6,770
	$30,484	$36,126

11. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to two years after the date of purchase by the end‑user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end‑user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) using the expected value method, and is based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. All of the Company’s warranties are assurance-type warranties. The warranty reserve is $7,876 at December 31, 2022 of which $3,318 is included in Other long-term liabilities and $4,558 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.  At December 31, 2021, the warranty reserve is $6,368 of which $2,723 is included in Other long term liabilities and $3,645 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2022	2021	2020

Balance at the beginning of the period	6,368	5,812	6,541
Warranty provision	4,835	5,270	3,202
Claims paid/settlements	(3,327)	(4,714)	(3,931)
Balance at the end of the period	7,876	6,368	5,812

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

12. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2022	2021	2020
Current:
Federal	$10,515	$4,246	$5,509
State	1,505	(1,967)	1,621
	12,020	2,279	7,130
Deferred:
Federal	(2,187)	1,874	(17,135)
State	(1,081)	(256)	(2,271)
	(3,268)	1,618	(19,406)
	$8,752	$3,897	$(12,276)

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Federal income tax expense at statutory rate	$9,946	$7,264	$(20,752)
State taxes, net of federal benefit	1,445	(1,329)	(2,820)
Valuation allowance	(1,202)	(101)	1,762
Change in uncertain tax positions, net	356	(705)	679
Research and development credit	(1,333)	(859)	(536)
State rate change	(168)	(652)	157
Goodwill impairment	-	-	10,038
Other	(292)	279	(804)
	$8,752	$3,897	$(12,276)

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$341	$756
Inventory reserves	1,367	1,505
Warranty liability	1,856	1,551
Deferred compensation	2,349	1,659
Earnout liabilities	245	297
Pension and retiree health benefit obligations	1,344	1,573
Interest rate swap	-	1,615
Accrued vacation	1,278	1,440
Medical claims reserve	-	48
Research expenditures	3,711	-
Operating lease liabilities	4,648	5,011
Net operating losses	2,126	3,182
Other accrued liabilities	4,301	5,106
Other	990	663
Valuation allowance	(2,071)	(3,273)
Total deferred tax assets	22,485	21,133
Deferred tax liabilities:
Interest rate swaps	(1,729)	-
Tax deductible goodwill and other intangibles	(35,492)	(35,609)
Accelerated depreciation	(10,225)	(9,918)
Operating leases - right of use assets	(4,288)	(4,626)
Other	(588)	(769)
Total deferred tax liabilities	(52,322)	(50,922)
Net deferred tax liabilities	$(29,837)	$(29,789)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $1,422. These loss carry-forwards began to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $1,368 is necessary at December 31, 2022 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit. The Company also carries a valuation allowance for approximately $704 related to non-state net operating loss carry-forwards which are likely to expire prior to the Company’s ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2022	2021	2020
Balance at beginning of year	$1,214	$1,954	$1,219
Increases for tax positions taken in the current year	350	311	238
Increases for tax positions taken in the prior years	-	-	846
Decreases due to settlements with taxing authorities	-	(991)	(83)
Decreases due to lapses in the statute of limitations	(45)	(60)	(266)
Balance at the end of year	$1,519	$1,214	$1,954

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $1,519 at December 31, 2022. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $581 and $466 of accrued interest and penalties is reported as an income tax liability at December 31, 2022 and 2021, respectively. The liability for unrecognized tax benefits is reported in Other Long‑term Liabilities on the Consolidated Balance Sheets at December 31, 2022 and 2021.

The Company files income tax returns in the United States (federal) and various states. Tax years open to examination by tax authorities under the statute of limitations include 2019, 2020 and 2021 for Federal and 2018 through 2021 for most states. Tax returns for the 2022 tax year have not yet been filed.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and required taxpayers to amortize them over a period of five years for tax purposes. This mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities.

13. Employee Retirement Plans

Postretirement benefits

The Company provides postretirement healthcare benefits for certain employee groups. The postretirement healthcare plans are contributory and contain certain other cost‑sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest until they retire from active employment with the Company and have at least twelve years of service. These benefits can be amended or terminated at any time and are subject to the same ongoing changes as the Company’s healthcare benefits for employees with respect to deductible, co‑insurance and participant contributions. Postretirement benefits of $5,230 and $6,031 as of  December 31, 2022 and December 31, 2021, respectively, are included in Retiree benefits and deferred compensation in the Consolidated Balance Sheets. Postretirement benefits of $240 and $230 as of December 31, 2022 and December 31, 2021, respectively, are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
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

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31,
	2022	2021
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,261	$6,736
Service cost	115	137
Interest cost	153	137
Participant contributions	59	52
Changes in actuarial assumptions	(972)	(790)
Benefits paid	(146)	(11)
Projected benefit obligation at end of year	$5,470	$6,261
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$240	$230
Retiree health benefit obligation	5,230	6,031
	$5,470	$6,261

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2022	2021	2020
Components of net postretirement health benefit cost:
Service cost	$115	$137	$147
Interest cost	153	137	191
Amortization of net gain	(400)	(312)	(310)
Net postretirement healthcare benefit cost	$(132)	$(38)	$28

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Discount rate	2.5%	2.1%	3.0%
Immediate healthcare cost trend rate	*	**	***
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	60	60

*	Health Care Cost Trend rate is assumed to be 7.5% beginning in 2022 gradually reducing to an ultimate rate of 4.5% in 2031.

**	Health Care Cost Trend rate is assumed to be 7.0% beginning in 2021 gradually reducing to an ultimate rate of 4.5% in 2030.

***	Health Care Cost Trend rate is assumed to be 7.0% beginning in 2020 gradually reducing to an ultimate rate of 4.5% in 2029.

The discount rate used to determine the benefit obligation at December 31, 2022 and 2021 is 5.0% and 2.5%, respectively. For December 31, 2022, the health care cost trend rate is assumed to be 7.5% beginning in 2022 gradually reducing to an ultimate rate of 4.5% in 2031. For December 31, 2021, the health care cost trend rate is assumed to be 7.0% beginning in 2021 gradually reducing to an ultimate rate of 4.5% in 2030. For December 31, 2020, the health care cost trend rate is assumed to be 7.0% beginning in 2020 gradually reducing to an ultimate rate of 4.5% in 2029.

No actuarial gains (losses) remain in accumulated other comprehensive income (loss) related to pension due to the termination of the plans. The amount included in accumulated other comprehensive income (loss), net of tax, at December 31, 2022, which has not yet been recognized in net periodic OPEB cost was a net actuarial gain of $3,013.

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

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. There were certain plan design changes in the year ended December 31, 2019 which changed the nature of the Company match. The Company matching contributions to the plan were approximately $4,999, $4,334 and $3,899 for the years ended December 31, 2022, 2021 and 2020, respectively. Beginning January 1, 2012, the Company amended its defined contribution plan to permit non‑discretionary employer contributions. The Company made non‑discretionary employer contributions of $0, $0 and $0 in the years ended December 31, 2022, 2021 and 2020, respectively. The Company made discretionary employer contributions of $470 in the year ended December 31, 2021.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

Non‑qualified plan

The Company also maintains a supplemental non‑qualified plan for certain officers and other key employees. Expense for this plan was $378, $475 and $523 for the years ended December 31, 2022, 2021 and 2020, respectively. The amount accrued was $9,420, $11,139 and $9,318 as of December 31, 2022, 2021 and 2020, respectively and is included in Retiree benefits and deferred compensation on the Consolidated Balance Sheets. Amounts were determined based on the fair value of the liability at December 31, 2022, 2021 and 2020, respectively. The Company holds assets that are substantially equivalent to the liability and are intended to fund the liability. Non-qualified plan assets of $8,874 and $10,347 at December 31, 2022 and December 31, 2021, respectively, are included as Non-qualified benefit plan assets on the Consolidated Balance Sheets.

14. Stock‑Based Compensation

2010 Stock Incentive Plan

In in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders and the plan’s term was extended further by the stockholders at the Company’s 2020 annual meeting of stockholders. The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance‑based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non‑employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2022, the Company had 531,267 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

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

In 2013, the Company’s compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $3,724, $2,988 and $1,191 in additional expense in the years ended December 31, 2022, 2021 and 2020, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. The Company’s nominating and governance committee also approved a retirement provision for the RSUs issued to non‑employee directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

A summary of RSU activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2019	35,676	$36.49	1.40
Granted	49,349	49.90	0.80
Vested	(48,112)	45.49
Cancelled and forfeited	(891)	49.9
Unvested at December 31, 2020	36,022	42.73	1.40
Granted	134,218	44.48	1.07
Vested	(88,225)	39.73
Cancelled and forfeited	(2,112)	44.48
Unvested at December 31, 2021	79,903	48.87	1.91
Granted	117,969	36.70	1.27
Vested	(79,265)	40.80
Cancelled and forfeited	(7,343)	46.15

Unvested at December 31, 2022	111,264	$41.89	1.76

Expected to vest in the future at December 31, 2022	108,242	$41.89	1.76

The Company recognized $2,947, $3,292 and $2,263 of compensation expense related to the RSU awards in the years ended December 31, 2022, 2021 and 2020, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2022, expected to be earned through the requisite service period was approximately $1,471 and is expected to be recognized through 2025.

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

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2022, 2021 and 2020 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. Currently the Company expects participants to earn 131,232, 66,364 and 16,488 shares related to the 2022, 2021 and 2020 performance share grants, respectively. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. In the first quarter of 2022 there were 29,399 performance share units that converted into RSUs. The fair value per share of the awards is the closing stock price on the date of grant, which was $37.57, $49.96 and $53.50 for the 2022, 2021 and 2020 grants, respectively. The Company recognized $3,783, $2,502 and $567 of compensation expense related to the awards in the years ended December 31, 2022, 2021 and 2020, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2022, expected to be recognized through the requisite service period was $2,126 and is expected to be recognized through 2025.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

15. Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares, using the two‑class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings (loss) per share pursuant to the two‑class method, which is an earnings allocation formula that determines earnings (loss) per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net earnings per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU’s were 25,565 in the year ended December 31, 2020.

	2022	2021	2020
Basic earnings (loss) per common share
Net income (loss)	$38,609	$30,691	$(86,553)
Less income allocated to participating securities	741	503	-
Net income (loss) allocated to common shareholders	$37,868	$30,188	$(86,553)
Weighted average common shares outstanding	22,915,543	22,954,523	22,846,467
	$1.65	$1.31	$(3.81)
Earnings (loss) per common share assuming dilution
Net income (loss)	$38,609	$30,691	$(86,553)
Less income allocated to participating securities	741	503	-
Net income (loss) allocated to common shareholders	$37,868	$30,188	$(86,553)
Weighted average common shares outstanding	22,915,543	22,954,523	22,846,467
Incremental shares applicable to stock based compensation	1,281	10,209	-
Weighted average common shares assuming dilution	22,916,824	22,964,732	22,846,467
	$1.63	$1.29	$(3.81)

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

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

Work Truck Attachments.  The Work Truck Attachments segment includes the Company’s operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN®, and SNOWEX® brands, as well as our vertically integrated products.

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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	2022	2021	2020

Net sales
Work Truck Attachments	$382,296	$325,707	$252,838
Work Truck Solutions	233,772	215,746	227,316
	$616,068	$541,453	$480,154
Adjusted EBITDA
Work Truck Attachments	$78,211	$77,369	$62,532
Work Truck Solutions	8,569	2,167	12,360
	$86,780	$79,536	$74,892
Depreciation and amortization expense
Work Truck Attachments	$12,901	$11,937	$10,824
Work Truck Solutions	8,037	8,379	8,913
	$20,938	$20,316	$19,737
Assets
Work Truck Attachments	$397,557	$384,566	$365,210
Work Truck Solutions	199,334	187,910	213,992
	$596,891	$572,476	$579,202
Capital expenditures
Work Truck Attachments	$9,526	$10,434	$13,174
Work Truck Solutions	2,876	1,447	1,508
	$12,402	$11,881	$14,682

Adjusted EBITDA
Work Truck Attachments	$78,211	$77,369	$62,532
Work Truck Solutions	8,569	2,167	12,360
Total Adjusted EBITDA	$86,780	$79,536	$74,892
Less items to reconcile Adjusted EBITDA to Income (Loss) before taxes:
Interest expense - net	11,253	11,839	20,238
Depreciation expense	10,418	9,634	8,806
Amortization	10,520	10,682	10,931
Purchase accounting (1)	-	-	(2,017)
Stock based compensation	6,730	5,794	2,830
Impairment charges	-	1,211	127,872
Debt modification expense	-	-	3,542
Loss on extinguishment of debt	-	4,936	-
COVID-19 (2)	48	82	1,391
Other charges (3)	450	770	128
Income (Loss) before taxes	$47,361	$34,588	$(98,829)

(1)	Reflects $17 in reversal of earnout compensation related to Henderson, and $2,000 in reversal of earnout compensation related to Dejana in the year ended December 31, 2020.

(2)

Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.

(3)	Reflects expenses and accrual reversals for one time, unrelated legal, severance, restructuring and consulting fees for the periods presented.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

18. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2022 and 2021, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 22,886,793 and 22,980,951 shares were issued and outstanding as of December 31, 2022 and 2021, respectively. The par value of the common stock is $0.01 per share.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company’s assets and funds remaining after payment of liabilities.

19. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended  December 31, 2022, 2021 and 2020 are as follows:

	Balance at	Additions
	beginning	charged to	Changes to	Balance at
	of year	earnings	reserve, net (1)	end of year
Year ended December 31, 2022
Allowance for credit losses	$2,970	$(1,476)	$(128)	$1,366
Valuation of deferred tax assets	3,273	-	(1,202)	2,071
Year ended December 31, 2021
Allowance for credit losses	$2,929	$67	$(26)	$2,970
Valuation of deferred tax assets	3,374	-	(101)	3,273
Year ended December 31, 2020
Allowance for credit losses	$1,487	$1,081	$361	$2,929
Valuation of deferred tax assets	1,612	-	1,762	3,374

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
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

20. Changes in Accumulated Other Comprehensive Income (Loss) by Component

Changes to accumulated other comprehensive income (loss) by component for the year ended December 31, 2022 is as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2021	$(3,524)	$2,471	$(1,053)
Other comprehensive gain before reclassifications	8,587	838	9,425
Amounts reclassified from accumulated other comprehensive income (loss): (1)	1,052	(296)	756
Balance at December 31, 2022	$6,115	$3,013	$9,128

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(400)
Tax expense	104
Reclassification net of tax	$(296)

Realized losses on interest rate swaps reclassified to interest expense	$1,421
Tax expense	(369)
Reclassification net of tax	$1,052

(a)     – These components are included in the computation of benefit plan costs in Note 13.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive income (loss) by component for the year ended  December 31, 2021 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2020	$(7,608)	$2,113	$(5,495)
Other comprehensive gain before reclassifications	943	589	1,532
Amounts reclassified from accumulated other comprehensive income (loss): (1)	3,141	(231)	2,910
Balance at December 31, 2021	$(3,524)	$2,471	$(1,053)

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gain (a)	$(312)
Tax expense	81
Reclassification net of tax	$(231)

Realized losses on interest rate swaps reclassified to interest expense	$4,244
Tax expense	(1,103)
Reclassification net of tax	$3,141

(a) – These components are included in the computation of benefit plan costs in Note 13.

21. Quarterly Financial Information (Unaudited)

	2022
	First	Second	Third	Fourth

Net sales	$102,601	$187,561	$166,100	$159,806
Gross profit	$21,064	$51,233	$41,269	$37,890
Income (loss) before taxes	$(4,925)	$23,090	$16,175	$13,021
Net income (loss)	$(3,908)	$17,725	$13,280	$11,512
Basic net earnings (loss) per common share attributable to common shareholders	$(0.18)	$0.76	$0.57	$0.49
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.18)	$0.75	$0.56	$0.49
Dividends per share	$0.29	$0.29	$0.29	$0.29

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2022, 2021 and 2020
(Dollars in Thousands Except Per Share Data)

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

Due to the timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.

22. Subsequent Events

On June 9, 2021, Douglas Dynamics, Inc. (the “Company”), as guarantor, and its wholly-owned subsidiaries, Douglas Dynamics, L.L.C. (“DDI LLC” or the “Term Loan Borrower”), Fisher, LLC (“Fisher”), Trynex International LLC (“Trynex”), Henderson Enterprises Group, Inc. (“Enterprises”), Henderson Products, Inc. (“Products”), and Dejana Truck & Utility Equipment Company, LLC (“Dejana”, together with DDI LLC, Fisher, Trynex, Enterprises and Products, the “Revolving Loan Borrowers”, and together with DDI LLC in its capacity as the Term Loan Borrower, the “Borrowers”), as borrowers, entered into a Credit Agreement (following such time as it was amended by the Amendment No. 1 (as defined below), the “Credit Agreement”) with the banks and financial institutions listed in the Credit Agreement, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A. and CIBC Bank USA, as joint lead arrangers and joint bookrunners, CIBC Bank USA, as syndication agent, and Bank of America, N.A. and Citizens Bank, N.A., as co-documentation agents.

The Credit Agreement provides for a senior secured term loan to the Term Loan Borrower in the amount of $225.0 million and a senior secured revolving credit facility available to the Revolving Loan Borrowers in the amount of $100.0 million, of which $10.0 million will be available in the form of letters of credit and $15.0 million will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Revolving Loan Borrowers to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175.0 million (the “Revolving Commitment Increase Option”), subject to specified terms and conditions. The final maturity date of the Credit Agreement is June 9, 2026.

On January 5, 2023, the Company entered into that certain Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option and increased the revolving commitment under the Credit Agreement by $50.0 million for a total of $150.0 million in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option.

Pursuant to Amendment No. 1, the Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.00%, depending on DDI LLC’s Leverage Ratio. The Credit Agreement provides that the Revolving Loan Borrowers have the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) 0.10% plus (c) a margin ranging from 1.375% to 2.00%, depending on DDI LLC’s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.00% per annum, depending on DDI LLC’s Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest plus 0.10% (the “Adjusted Term SOFR Rate”). If the Adjusted Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement.