Form 10-Q
period 2023-03-31
DOUGLAS DYNAMICS, INC
filed 2023-05-02
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of registrant’s common shares outstanding as of May 2, 2023 was 22,983,965.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,900	$20,670
Accounts receivable, net	48,223	86,765
Inventories	184,583	136,501
Inventories - truck chassis floor plan	1,213	1,211
Refundable income taxes paid	3,408	-
Prepaid and other current assets	7,280	7,774
Total current assets	247,607	252,921
Property, plant, and equipment, net	67,461	68,660
Goodwill	113,134	113,134
Other intangible assets, net	128,959	131,589
Operating lease - right of use asset	16,414	17,432
Non-qualified benefit plan assets	9,158	8,874
Other long-term assets	2,555	4,281
Total assets	$585,288	$596,891
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,081	$49,252
Accrued expenses and other current liabilities	22,086	30,484
Floor plan obligations	1,213	1,211
Operating lease liability - current	4,888	4,862
Income taxes payable	—	3,485
Short term borrowings	52,000	—
Current portion of long-term debt	11,137	11,137
Total current liabilities	114,405	100,431
Retiree benefits and deferred compensation	15,526	14,650
Deferred income taxes	28,713	29,837
Long-term debt, less current portion	192,298	195,299
Operating lease liability - noncurrent	12,951	14,025
Other long-term liabilities	4,995	5,547
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,956,204 and 22,886,793 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	230	229
Additional paid-in capital	165,237	164,281
Retained earnings	43,394	63,464
Accumulated other comprehensive income, net of tax	7,539	9,128
Total stockholders’ equity	216,400	237,102
Total liabilities and stockholders’ equity	$585,288	$596,891

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2023	2022
	(unaudited)

Net sales	$82,545	$102,601
Cost of sales	71,270	81,537
Gross profit	11,275	21,064
Selling, general, and administrative expense	22,442	21,373
Intangibles amortization	2,630	2,630
Loss from operations	(13,797)	(2,939)
Interest expense, net	(2,864)	(2,113)
Other income, net	35	127
Loss before taxes	(16,626)	(4,925)
Income tax benefit	(3,516)	(1,017)
Net loss	$(13,110)	$(3,908)
Weighted average number of common shares outstanding:
Basic	22,906,845	22,982,538
Diluted	22,906,845	22,982,538
Loss per common share:
Basic	$(0.58)	$(0.18)
Diluted	$(0.58)	$(0.18)
Cash dividends declared and paid per share	$0.30	$0.29
Comprehensive income (loss)	$(14,699)	$330

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2023	2022
	(unaudited)

Operating activities
Net loss	$(13,110)	$(3,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,357	5,189
Gain on disposal of fixed asset	(60)	(51)
Amortization of deferred financing costs and debt discount	145	121
Stock-based compensation	957	1,900
Adjustments on derivatives not classified as hedges	(172)	(172)
Provision for losses on accounts receivable	175	75
Deferred income taxes	(1,125)	978
Non-cash lease expense	1,018	1,198
Changes in operating assets and liabilities:
Accounts receivable	38,367	27,902
Inventories	(48,082)	(39,820)
Prepaid assets, refundable income taxes and other assets	(3,376)	(1,059)
Accounts payable	(24,891)	(9,315)
Accrued expenses and other current liabilities	(11,882)	(8,883)
Benefit obligations and other long-term liabilities	(237)	(148)
Net cash used in operating activities	(56,916)	(25,993)
Investing activities
Capital expenditures	(2,748)	(2,198)
Net cash used in investing activities	(2,748)	(2,198)
Financing activities
Repurchase of common stock	-	(3,001)
Payments of financing costs	(334)	-
Dividends paid	(6,960)	(6,748)
Net revolver borrowings	52,000	12,000
Repayment of long-term debt	(2,812)	(2,812)
Net cash provided by (used in) financing activities	41,894	(561)
Change in cash and cash equivalents	(17,770)	(28,752)
Cash and cash equivalents at beginning of period	20,670	36,964
Cash and cash equivalents at end of period	$2,900	$8,212

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$1,042	$713

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Total
Three Months Ended March 31, 2023
Balance at December 31, 2022	22,886,793	$229	$164,281	$63,464	$9,128	$237,102
Net loss	—	—	—	(13,110)	—	(13,110)
Dividends paid	—	—	—	(6,960)	—	(6,960)
Adjustment for postretirement benefit liability, net of tax of $19	—	—	—	—	(53)	(53)
Adjustment for interest rate swap, net of tax of $540	—	—	—	—	(1,536)	(1,536)
Stock based compensation	69,411	1	956	—	—	957
Balance at March 31, 2023	22,956,204	$230	$165,237	$43,394	$7,539	$216,400

Three Months Ended March 31, 2022
Balance at December 31, 2021	22,980,951	$230	$163,552	$51,881	$(1,053)	$214,610
Net loss	—	—	—	(3,908)	—	(3,908)
Dividends paid	—	—	—	(6,748)	—	(6,748)
Adjustment for pension and postretirement benefit liability, net of tax of $14	—	—	—	—	(41)	(41)
Adjustment for interest rate swap, net of tax of ($1,503)	—	—	—	—	4,279	4,279
Repurchase of common stock	(81,731)	(1)	(3,000)	—	—	(3,001)
Stock based compensation	76,930	1	1,899	—	—	1,900
Balance at March 31, 2022	22,976,150	$230	$162,451	$41,225	$3,185	$207,091

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.	Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2022 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on February 21, 2023.

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. Under this reporting structure, the Company’s two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes commercial snow and ice management attachments sold under the FISHER®, WESTERN® and SNOWEX® brands, as well as our vertically integrated products.  This segment consists of our operations that manufacture and sell snow and ice control products.

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and 2022, and the Condensed Cash Flows for the three months ended March 31, 2023 and 2022, have been prepared by the Company and have not been audited.

The Company’s Work Truck Attachments segment is seasonal and, consequently, its results of operations and financial condition vary from quarter-to-quarter.  Because of this seasonality, the results of operations of the Work Truck Attachments segment for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. The Company attempts to manage the seasonal impact of snowfall on its revenues in part through its pre-season sales program. This pre-season sales program encourages the Company’s distributors to re-stock their inventory of Work Truck Attachments products during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre-season pricing and payment deferral until the fourth quarter. Thus, the Company’s Work Truck Attachments segment tends to generate its greatest volume of sales during the second and third quarters. By contrast, its revenue and operating results tend to be lowest during the first quarter, as management believes the end-users of Work Truck Attachments products prefer to wait until the beginning of a snow season to purchase new equipment and as the Company’s distributors sell off Work Truck Attachments inventory and wait for the pre-season sales incentive period to re-stock inventory. Fourth quarter sales vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of the Company’s Work Truck Attachments fourth quarter sales and shipments consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months. In addition, due to the factors noted above, Work Truck Attachments working capital needs are highest in the second and third quarters as its accounts receivable rise from pre-season sales. These working capital needs decline in the fourth quarter as the Company receives payments for its pre-season shipments.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which increased revenue by $291 and increased revenue by $634 for the three months ended March 31, 2023 and 2022, respectively.

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

Revenue by customer type was as follows:

Three Months Ended March 31, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$19,246	$30,512	$49,758
Government	-	17,590	17,590
Fleet	-	12,868	12,868
Other	-	2,329	2,329
Total revenue	$19,246	$63,299	$82,545

Three Months Ended March 31, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$45,776	$30,251	$76,027
Government	-	12,010	12,010
Fleet	-	11,723	11,723
Other	-	2,841	2,841
Total revenue	$45,776	$56,825	$102,601

Revenue by timing of revenue recognition was as follows:

Three Months Ended March 31, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$19,246	$40,720	$59,966
Over time	-	22,579	22,579
Total revenue	$19,246	$63,299	$82,545

Three Months Ended March 31, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$45,776	$34,483	$80,259
Over time	-	22,342	22,342
Total revenue	$45,776	$56,825	$102,601

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three months ended March 31, 2023 and 2022, respectively:

Three Months Ended March 31, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,531	$3,374	$(5,061)	$2,844

Three Months Ended March 31, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,454	$2,709	$(2,547)	$2,616

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of March 31, 2023 or 2022. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $1,735 and $349 during the three months ended March 31, 2023 and 2022, respectively, which was included in contract liabilities at the beginning of each period.

3.	Credit Losses

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of March 31, 2023, the Company had an allowance for credit losses on its trade accounts receivable of $1,098 and $432 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2022, the Company had an allowance for credit losses on its trade accounts receivable of $1,000 and $366 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the three months ended March 31, 2023 and 2022:

	Balance at December 31, 2022	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at March 31, 2023
Three Months Ended March 31, 2023
Work Truck Attachments	$1,000	$100	$-	$(2)	$1,098
Work Truck Solutions	366	75	-	(9)	432
Total	$1,366	$175	$-	$(11)	$1,530

	Balance at December 31, 2021	Additions charged to earnings	Writeoffs	Changes to reserve, net	Balance at March 31, 2022
Three Months Ended March 31, 2022
Work Truck Attachments	$1,430	$100	$-	$-	$1,530
Work Truck Solutions	1,540	(25)	(105)	2	1,412
Total	$2,970	$75	$(105)	$2	$2,942

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2023	2022
Assets:
Non-qualified benefit plan assets (a)	$9,158	$8,874
Interest rate swaps (b)	5,134	7,039

Total Assets	$14,292	$15,913

Liabilities:
Long-term debt (c)	$204,953	$207,737
Total Liabilities	$204,953	$207,737

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $3,938 and $1,196 at March 31, 2023 are included in Prepaid and other current assets and Other long-term assets, respectively.  Interest rate swaps of $4,120 and $2,919 at December 31, 2022 are included in Prepaid  and other current assets and Other long-term assets, respectively.

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

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2023	2022

Finished goods	$115,177	$67,006
Work-in-process	19,136	19,037
Raw material and supplies	50,270	50,458
	$184,583	$136,501

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  During the fourth quarter of 2021, a separate financing agreement was entered into that does not pass title of the truck chassis upon receipt of the inventory. As a result, most of the floor plan truck chassis previously recorded on the balance sheet fall under this new financing agreement, and only the trucks still covered under the previous floor plan financing agreement remain on the balance sheet. At March 31, 2023 and December 31, 2022, the Company had $1,213 and $1,211, respectively, of chassis inventory and $1,213 and $1,211 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2023	2022

Land	$3,969	$3,969
Land improvements	5,431	5,431
Leasehold improvements	6,028	5,844
Buildings	36,031	35,858
Machinery and equipment	73,921	75,190
Furniture and fixtures	25,018	24,605
Mobile equipment and other	5,142	4,927
Construction-in-process	4,946	5,272
Total property, plant and equipment	160,486	161,096
Less accumulated depreciation	(93,025)	(92,436)
Net property, plant and equipment	$67,461	$68,660

7.	Leases

The Company has operating leases for manufacturing and upfit facilities, land and parking lots, warehousing space and certain equipment. The leases have remaining lease terms of less than one year to 13 years, some of which include options to extend the leases for up to 10 years. Such renewal options were not included in the determination of the lease term unless deemed reasonably certain of exercise. The discount rate used in measuring the lease liabilities is based on the Company’s interest rate on its secured Term Loan Credit Agreement. Certain of the Company’s leases contain escalating rental payments based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease expense	$1,394	$1,399
Short term lease cost	$178	$100
Total lease cost	$1,572	$1,499

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cash paid for amounts included in the measurement of operating lease liabilities	$1,437	$1,442
Non-cash lease expense - right-of-use assets	$1,197	$1,198
Right-of-use assets obtained in exchange for operating lease obligations	$179	$46

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$16,414	$17,432

Other current liabilities	4,888	4,862
Operating lease liabilities	12,951	14,025
Total operating lease liabilities	$17,839	$18,887

Weighted Average Remaining Lease Term
Operating leases (in months)	57	59

Weighted Average Discount Rate
Operating leases	4.70%	4.69%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2023 (excluding the three months ended March 31, 2023)	$4,251
2024	4,873
2025	4,057
2026	2,828
2027	1,560
Thereafter	2,176
Total Lease Payments	19,745
Less: imputed interest	(1,906)
Total	$17,839

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2023
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	76,000	4,000
Customer relationships	80,920	38,830	42,090
Patents	21,136	17,308	3,828
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,018	1,441
Amortizable intangibles, net	196,155	144,796	51,359
Total	$273,755	$144,796	$128,959

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2022
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	75,000	5,000
Customer relationships	80,920	37,537	43,383
Patents	21,136	16,994	4,142
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,995	1,464
Amortizable intangibles, net	196,155	142,166	53,989
Total	$273,755	$142,166	$131,589

Amortization expense for intangible assets was $2,630 and $2,630 for the three months ended March 31, 2023 and 2022, respectively. Estimated amortization expense for the remainder of 2023 and each of the succeeding five years is as follows:

2023	$7,890
2024	7,520
2025	6,075
2026	5,450
2027	5,450
2028	5,450

9.	Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2023	2022

Term Loan, net of debt discount of $359 and $387 at March 31, 2023 and December 31, 2022, respectively	$204,953	$207,737
Less current maturities	11,137	11,137
Long-term debt before deferred financing costs	193,816	196,600
Deferred financing costs, net	1,518	1,301
Long-term debt, net	$192,298	$195,299

On January 5, 2023, the Company entered into that certain Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of  June 9, 2021 (as amended by Amendment No. 1, the “Credit Agreement”), and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option (as defined below) and increased the revolving commitment under the Credit Agreement by $50,000 for a total of $150,000 in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option. Deferred financing costs of $334 are being amortized over the term of the loan.

The Company will be required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on Douglas Dynamics, L.L.C.'s ("DDI LLC") Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.00%, depending on the DDI LLC’s Leverage Ratio. The Credit Agreement provides that the Revolving Loan Borrowers have the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) 0.10% plus (c) a margin ranging from 1.375% to 2.00%, depending on DDI LLC’s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.00% per annum, depending on DDI LLC’s Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest plus 0.10% (the “Adjusted Term SOFR Rate”). If the Adjusted Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement.

Following Amendment No. 1, the Credit Agreement provides for a senior secured term loan in the amount of $225,000 and a senior secured revolving credit facility in the amount of $150,000, of which $10,000 will be available in the form of letters of credit and $15,000 will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Company to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175,000 (the "Revolving Commitment Increase Option"), subject to specified terms and conditions. The final maturity date of the Credit Agreement is June 9, 2026. The Company applied the proceeds of the senior secured term loan facility under the Credit Agreement to refinance its existing senior secured term loan and revolving credit facilities and for the payment of transaction consideration and expenses in connection with the Credit Agreement.

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

At March 31, 2023, the Company had outstanding borrowings under its term loan of $204,953, $52,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $97,450. At December 31, 2022, the Company had outstanding borrowings under its term loan of $207,737, no outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $99,450.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of  March 31, 2023, the Company was in compliance with the respective covenants.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.495% and LIBOR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the three months ended March 31, 2023 and 2022 was ($291) and ($291), respectively. A mark-to-market adjustment of $119 and $119 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended  March 31, 2023 and 2022, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive income (loss) into earnings in the next twelve months is $687.

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

The interest rate swaps' positive fair value at March 31, 2023 was $5,134, of which $3,938 and $1,196 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps' positive fair value at  December 31, 2022 was $7,039, of which $4,120 and $2,919 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	March 31,	December 31,
	2023	2022

Payroll and related costs	$5,108	$10,805
Employee benefits	8,486	8,863
Accrued warranty	4,090	4,558
Other	4,402	6,258
	$22,086	$30,484

11.	Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $6,817 at March 31, 2023, of which $2,727 is included in Other long-term liabilities and $4,090 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $7,876 at December 31, 2022, of which $3,318 is included in Other long-term liabilities and $4,558 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2023	2022

Balance at the beginning of the period	$7,876	$6,368
Warranty provision	464	841
Claims paid/settlements	(1,523)	(1,758)
Balance at the end of the period	$6,817	$5,451

12.	Loss per Share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net loss by the weighted average number of common shares, using the two-class method. As the Company has granted RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU's were 0 and 5,194 in the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended
	March 31,	March 31,
	2023	2022
Basic loss per common share
Net loss	$(13,110)	$(3,908)
Less income allocated to participating securities	-	-
Net loss allocated to common shareholders	$(13,110)	$(3,908)
Weighted average common shares outstanding	22,906,845	22,982,538
	$(0.58)	$(0.18)

Loss per common share assuming dilution
Net loss	$(13,110)	$(3,908)
Less income allocated to participating securities	-	-
Net loss allocated to common shareholders	$(13,110)	$(3,908)
Weighted average common shares outstanding	22,906,845	22,982,538
Incremental shares applicable to non-participating RSUs	-	-
Weighted average common shares assuming dilution	22,906,845	22,982,538
	$(0.58)	$(0.18)

13.	Employee Stock Plans

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $1,020 and $923 in the in three months ended March 31, 2023 and 2022, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s Nominating and Governance Committee of its Board of Directors approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company grants performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $37.36. The Company recognized ($417) and $659 of compensation expense related to the awards in the three months ended March 31, 2023 and 2022, respectively.  The unrecognized compensation expense calculated under the fair value method for shares that were, as of  March 31, 2023 expected to be earned through the requisite service period was approximately $5,074 and is expected to be recognized through 2026.

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

A summary of RSU activity for the three months ended March 31, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2022	111,264	$41.89	1.76
Granted	106,764	$40.81	1.29
Vested	(79,592)	$44.47	-
Cancelled and forfeited	(178)	$34.74	-

Unvested at March 31, 2023	138,258	$39.58	1.76

Expected to vest in the future at March 31, 2023	135,251	$39.58	1.76

The Company recognized $1,374 and $1,241 of compensation expense related to the RSU awards in the three months ended  March 31, 2023 and 2022, respectively.  The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2023, expected to be earned through the requisite service period was approximately $3,578 and is expected to be recognized through 2026.

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

The Company’s two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes commercial snow and ice management attachments sold under the FISHER®, WESTERN® and SNOWEX® brands, as well as our vertically integrated products.  This segment consists of our operations that manufacture and sell snow and ice control products.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Net sales
Work Truck Attachments	$19,246	$45,776
Work Truck Solutions	63,299	56,825
	$82,545	$102,601
Adjusted EBITDA
Work Truck Attachments	$(10,231)	$3,044
Work Truck Solutions	2,857	1,592
	$(7,374)	$4,636
Depreciation and amortization expense
Work Truck Attachments	$3,338	$3,189
Work Truck Solutions	2,019	2,000
	$5,357	$5,189
Assets
Work Truck Attachments	$387,909	$357,438
Work Truck Solutions	197,379	193,022
	$585,288	$550,460
Capital Expenditures
Work Truck Attachments	$932	$1,138
Work Truck Solutions	536	218
	$1,468	$1,356

Adjusted EBITDA
Work Truck Attachments	$(10,231)	$3,044
Work Truck Solutions	2,857	1,592
Total Adjusted EBITDA	$(7,374)	$4,636
Less items to reconcile Adjusted EBITDA to Loss before taxes:
Interest expense - net	2,864	2,113
Depreciation expense	2,727	2,559
Amortization	2,630	2,630
Stock based compensation	957	1,900
Other charges (1)	74	359
Loss before taxes	$(16,626)	$(4,925)

(1)	Reflects unrelated legal, severance, restructuring, consulting fees, and incremental costs incurred related to the COVID-19 pandemic for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 21.1% and 20.6% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 was higher than the prior year periods due to discrete tax expense of $148 in the three months ended March 31, 2023 versus discrete tax expense of $93 in the three months ended March 31, 2022 related to excess tax from stock compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

Changes to accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023 are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2022	$6,115	$3,013	$9,128
Other comprehensive loss before reclassifications	(871)	—	(871)
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(665)	(53)	(718)
Balance at March 31, 2023	$4,579	$2,960	$7,539

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(72)
Tax expense	19
Reclassification net of tax	$(53)

Realized gains on interest rate swaps reclassified to interest expense	$(899)
Tax expense	234
Reclassification net of tax	$(665)

Changes to accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022, are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2021	$(3,524)	$2,471	$(1,053)
Other comprehensive gain before reclassifications	3,517	—	3,517
Amounts reclassified from accumulated other comprehensive income (loss): (1)	762	(41)	721
Balance at March 31, 2022	$755	$2,430	$3,185

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(55)
Tax expense	14
Reclassification net of tax	$(41)

Realized losses on interest rate swaps reclassified to interest expense	$1,030
Tax benefit	(268)
Reclassification net of tax	$762

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, adverse developments affecting the banking and financial services industries, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic (iii) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (iv) the inability of our suppliers and OEM partners to meet our volume or quality requirements; (v) increases in the price of steel or other materials, including as a result of tariffs or inflationary conditions, necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel or freight,  (vii) the effects of laws and regulations (including those enacted in response to the COVID-19 pandemic) and their interpretations on our business and financial condition, including policy or regulatory changes related to climate change; (viii) a significant decline in economic conditions, including as a result of global health epidemics such as COVID-19; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) the effects of laws and regulations and their interpretations on our business and financial condition; (xiv) our inability to develop new products or improve upon existing products in response to end-user needs; (xv) losses due to lawsuits arising out of personal injuries associated with our products; (xvi) factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program; (xvii) our inability to compete effectively against competition; (xviii) our inability to successfully execute our acquisition strategy; and (xix) our inability to achieve the projected financial performance with the assets of Dejana, which we acquired in 2016 and unexpected costs or liabilities related to such acquisition, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

Results of Operations

The Company’s two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes commercial snow and ice management attachments sold under the FISHER®, WESTERN® and SNOWEX® brands, as well as our vertically integrated products.  This segment consists of our operations that manufacture and sell snow and ice control products. As described under “Seasonality and Year-To-Year Variability,” the Work Truck Attachments Segment is seasonal and, as a result, its results of operations can vary from quarter-to-quarter and from year-to-year.

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

Market Pressures and COVID-19

 As a result of the COVID-19 pandemic, including the market volatility, labor shortages, inflationary pressures, especially around the price of steel, and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations were impacted in the three months ended March 31, 2023 and 2022, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic and related market conditions and pressures on our future financial results as the situation remains unpredictable, but the pandemic and market pressures have had and are likely to continue to have a material impact on our results of operations for the year ended December 31, 2023. In addition, results have been and may continue to be impacted in future quarters due to supply chain constraints and inflation stemming from the pandemic and other market pressures, including the conflict in Ukraine, including constraints around chassis and other component parts, inflation in materials and freight, and labor availability. In consideration of the COVID-19 pandemic and other market pressures, including the conflict in Ukraine, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future. We are taking appropriate steps to mitigate the effects of the pandemic and other market pressures where possible.

Overview

The following table sets forth, for the three months ended March 31, 2023 and 2022, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2023 and 2022 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2023	2022
	(unaudited)
	(in thousands)

Net sales	$82,545	$102,601
Cost of sales	71,270	81,537
Gross profit	11,275	21,064
Selling, general, and administrative expense	22,442	21,373
Intangibles amortization	2,630	2,630
Loss from operations	(13,797)	(2,939)
Interest expense, net	(2,864)	(2,113)
Other income, net	35	127
Loss before taxes	(16,626)	(4,925)
Income tax benefit	(3,516)	(1,017)
Net loss	$(13,110)	$(3,908)

The following table sets forth for the three months ended March 31, 2023 and 2022, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2023	2022
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	86.3%	79.5%
Gross profit	13.7%	20.5%
Selling, general, and administrative expense	27.2%	20.8%
Intangibles amortization	3.2%	2.6%
Loss from operations	(16.7)%	(2.9)%
Interest expense, net	(3.5)%	(2.1)%
Other income, net	-%	-%
Loss before taxes	(20.2)%	(5.0)%
Income tax benefit	(4.3)%	(1.0)%
Net loss	(15.9)%	(4.0)%

Net Sales

Net sales were $82.5 million for the three months ended March 31, 2023 compared to $102.6 million in the three months ended March 31, 2022, a decrease of $20.1, or 19.6%. The decrease in sales for the three months ended March 31, 2023 compared to the same period in 2022 is a result of lower volumes at our Work Truck Attachments segment attributable to low snowfall during the snow season ended in March 2023. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Net sales
Work Truck Attachments	$19,246	$45,776
Work Truck Solutions	63,299	56,825
	$82,545	$102,601

Net sales at our Work Truck Attachments segment were $19.2 million for the three months ended March 31, 2023 compared to $45.8 million in the three months ended March 31, 2022, a decrease of $26.6 million. The decrease in the three months ended March 31, 2023 was primarily due to low snowfall in our core markets leading to lower volumes. The most recent snow season ended March 2023 was approximately 14% below the 10-year average. In particular, many large metropolitan areas on the East Coast saw the lowest snowfall levels in decades for the season, which significantly impacted volumes for the segment in the three months ended March 31, 2023.

Net sales at our Work Truck Solutions segment were $63.3 million for the three months ended March 31, 2023 compared to $56.8 million in the three months ended March 31, 2022, an increase of $6.5 million. The increase in sales for the three months ended March 31, 2023 compared to the same period in 2022 was a result of improved volumes, as well as price increase realization.

Cost of Sales

Cost of sales was $71.3 million for the three months ended March 31, 2023 compared to $81.5 million for the three months ended March 31, 2022, a decrease of $10.2 million or 12.5%. The decrease in cost of sales for the three months ended March 31, 2023 compared to the same period in the prior year was driven by the lower volumes at Work Truck Attachments. Cost of sales as a percentage of sales were 86.3% for the three months ended March 31, 2023, compared to 79.5% for the three months ended March 31, 2022. The increase in cost of sales as a percentage of sales for the three months ended March 31, 2023 was due to the lower volumes at Work Truck Attachments.

Gross Profit

Gross profit was $11.3 million for the three months ended March 31, 2023 compared to $21.1 million for the three months ended March 31, 2022, a decrease of $9.8 million, or 46.4%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 20.5% for the three months ended March 31, 2022 to 13.7% for the corresponding period in 2023. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $25.1 million for the three months ended March 31, 2023 compared to $24.0 million for the three months ended  March 31, 2022, an increase of $1.1 million, or 4.6%. The increase in the three months ended March 31, 2023 is related to increased salaries and benefits as a result of inflation, travel expenditures, as well as other discretionary spending as spending was lower in the first quarter of 2022 due to the impact of the Omicron variant of COVID-19.

Interest Expense

Interest expense was $2.9 million for the three months ended March 31, 2023, an increase compared to the $2.1 million incurred in the same period in the prior year. The increase in interest expense for the three months ended March 31, 2023 was due to higher interest on our revolver of $0.3 million in the three months ended March 31, 2023, due to having higher revolver borrowings during the quarter compared to the prior year. In addition, the increase in the three months ended March 31, 2023 was due higher interest on our term loan of $0.3 million related to higher interest rates. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes

The Company’s effective tax rate was 21.1% and 20.6% for the three months ended March 31, 2023 and March 31, 2022, respectively. The effective tax rate for the three months ended March 31, 2023 was higher than the prior year periods due to discrete tax expense of $0.2 million in the three months ended March 31, 2023 versus discrete tax expense of $0.1 million in the three months ended March 31, 2022 related to excess tax from stock compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Loss

Net loss for the three months ended March 31, 2023 was ($13.1) million, compared to a net loss of ($3.9) million for the corresponding period in 2022, an increase of $9.2 million. The change in net loss for the three months ended March 31, 2023 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net loss was (15.9%) for the three months ended March 31, 2023 compared to (4.0%) for the three months ended March 31, 2022.

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

As of March 31, 2023, we had $100.4 million of total liquidity, comprised of $2.9 million in cash and cash equivalents and $97.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2022 of approximately $120.2 million, comprised of approximately $20.7 million in cash and cash equivalents and borrowing availability of approximately $99.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2022 is primarily due to the seasonality of our business, as well as an increase of $50.0 million in the borrowing capacity of our revolving credit facility as a result of the January 5, 2023 amendment; see Note 9 for additional information. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories in thousands at March 31, 2023, December 31, 2022 and March 31, 2022.

	As of
	March 31,	December 31,	March 31,
	2023	2022	2022
Cash and cash equivalents	$2,900	$20,670	$8,212
Accounts receivable, net	48,223	86,765	43,058
Inventories	184,583	136,501	143,839

We had cash and cash equivalents of $2.9 million at March 31, 2023 compared to cash and cash equivalents of $20.7 million and $8.2 million at December 31, 2022 and March 31, 2022, respectively.  The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows (in thousands)	2023	2022	Change	Change

Net cash used in operating activities	$(56,916)	$(25,993)	$(30,923)	119.0%
Net cash used in investing activities	(2,748)	(2,198)	(550)	25.0%
Net cash provided by (used in) financing activities	41,894	(561)	42,455	(7567.7)%
Change in cash	$(17,770)	$(28,752)	$10,982	(38.2)%

Net cash used in operating activities increased $30.9 million from the three months ended March 31, 2022 to the three months ended March 31, 2023. The increase in cash used in operating activities was due to a $12.2 million increase in net loss adjusted for reconciling items, as well as unfavorable changes in working capital of $18.8 million. The largest unfavorable changes in working capital were a decrease in accounts payable attributable to the timing of supplier payments, as well as an increase in inventory due to a higher level of finished goods at Work Truck Attachments, as inventory in the prior year was affected by production disruptions related to the Omicron variant of COVID-19, as well as the pulling forward of purchases in anticipation of inflationary price increases and supply chain disruptions, and higher material costs due to inflation.

Net cash used in investing activities increased $0.6 million for the three months ended March 31, 2023 when compared to the corresponding period in 2022 due to a higher level of capital expenditures.

Net cash provided by (used in) financing activities increased $42.5 million for the three months ended March 31, 2023 as compared to the corresponding period in 2022. The increase in cash provided was related to having $52.0 million in revolver borrowings outstanding at March 31, 2023 compared to $12.0 million in revolver borrowings outstanding at March 31, 2022. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. In addition, the increase in cash provided is an increase related to executing no stock repurchases in the three months ended March 31, 2023, compared to $3.0 million in repurchases in the same period in the prior year.

Free Cash Flow

Free cash flow for the three months ended March 31, 2023 was ($59.7) million compared to ($28.2) million in the corresponding period in 2022, a decrease of $31.5 million. The decrease in free cash flow for the three months ended March 31, 2023 is primarily a result of higher cash used in operating activities of $30.9 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2023	2022
	(In Thousands)
Net cash used in operating activities	$(56,916)	$(25,993)
Acquisition of property and equipment	(2,748)	(2,198)
Free cash flow	$(59,664)	$(28,191)

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, severance, restructuring charges, stock-based compensation, certain non-cash purchase accounting expenses, impairment charges, expenses related to debt modifications, loss on extinguishment of debt, and incremental costs incurred in 2022 related to the COVID-19 pandemic. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,	March 31,
	2023	2022
	(in thousands)
Net loss	$(13,110)	$(3,908)

Interest expense, net	2,864	2,113
Income tax benefit	(3,516)	(1,017)
Depreciation expense	2,727	2,559
Amortization	2,630	2,630
EBITDA	(8,405)	2,377

Stock-based compensation expense	957	1,900
Other charges (1)	74	359
Adjusted EBITDA	$(7,374)	$4,636

(1)	Reflects unrelated legal, severance, restructuring, consulting fees, and incremental costs incurred related to the COVID-19 pandemic for the periods presented.

The following table presents Adjusted EBITDA by segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Adjusted EBITDA
Work Truck Attachments	$(10,231)	$3,044
Work Truck Solutions	2,857	1,592
	$(7,374)	$4,636

Adjusted EBITDA at our Work Truck Attachments segment was ($10.2) million for the three months ended March 31, 2023 compared to $3.0 million in the three months ended March 31, 2022, a decrease of $13.2 million.  The change in the three months ended March 31, 2023 from the corresponding period in 2022 was due to low snowfall in our core markets leading to lower volumes. The most recent snow season ended March 2023 was approximately 14% below the 10-year average. In particular, many large metropolitan areas on the East Coast saw the lowest snowfall levels in decades for the season, which significantly impacted volumes for the segment in the three months ended March 31, 2023

Adjusted EBITDA at our Work Truck Solutions segment was $2.9 million for the three months ended March 31, 2023 compared to $1.6 million in the three months ended March 31, 2022, an increase of $1.3 million.  The change in the three months ended March 31, 2023 was due to improved volumes and slightly favorable product mix, as well as price increase realization.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, severance, restructuring charges, certain non-cash purchase accounting adjustments, impairment charges, expenses related to debt modifications, loss on extinguishment of debt, certain charges related to unrelated legal fees and consulting fees, incremental costs incurred in 2022 related to the COVID-19 pandemic, and adjustments on derivatives not classified as hedges, net of their income tax impact.  Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs are out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income (loss) for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted net loss as well as a reconciliation of diluted loss per share, the most comparable GAAP financial measure, to Adjusted diluted loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,	March 31,
	2023	2022
	(in thousands)
Net loss (GAAP)	$(13,110)	$(3,908)
Adjustments:
- Stock-based compensation	957	1,900
- Adjustments on derivative not classified as hedge (1)	(172)	(172)
- Other charges (2)	74	359
Tax effect on adjustments	(215)	(522)

Adjusted net loss (non-GAAP)	$(12,466)	$(2,343)

Weighted average common shares outstanding assuming dilution	22,906,845	22,982,538

Adjusted loss per common share - dilutive	$(0.55)	$(0.11)

GAAP diluted loss per share	$(0.58)	$(0.18)
Adjustments net of income taxes:
- Stock-based compensation	0.03	0.06
- Adjustments on derivative not classified as hedge (1)	-	-
- Other charges (2)	-	0.01

Adjusted diluted loss per share (non-GAAP)	(0.55)	(0.11)

(1)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.

(2)	Reflects unrelated legal, severance, restructuring, consulting fees, and incremental costs incurred related to the COVID-19 pandemic for the periods presented.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended March 31, 2023.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the three months ended March 31, 2023 and we expect ongoing inflationary pressures may also impact our profitability in the remainder of 2023. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog.  In 2022 and in previous years, including in 2019, as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

Additionally, although our annual capital expenditures are modest, they can be temporarily reduced by up to approximately 40% in response to actual or anticipated decreases in sales volumes. If we are unsuccessful in our asset management initiatives, the seasonality and year-to-year variability effects on our business may be compounded and in turn our results of operations and financial condition may suffer.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We do not use financial instruments for speculative trading purposes, and do not hold any derivative financial instruments that could expose us to significant market risk. Other than the broad effects of recent macro-economic trends and their negative impact on the global economy and major financial markets, our primary market risk exposures are changes in interest rates and steel price fluctuations.

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

As of March 31, 2023, we had outstanding borrowings under our term loan of $205.0 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2023 by $0.1 million, $0.2 million, and $0.2 million, respectively.

The Company is party to interest rate swap agreements to reduce its exposure to interest rate volatility. On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. On May 19, 2022, the Company entered into an interest rate swap agreement to further reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $125,000 effective for the period May 31, 2024 through June 9, 2026. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional details on our interest rate swap agreements.

As of March 31, 2023, we had $52.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended March 31, 2023 by $0.1 million, $0.1 million, and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 19.0% for the three months ended March 31, 2023 compared to 23.3% for the three months ended March 31, 2022. Steel costs increased significantly in 2022 and were near historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic and the conflict in Ukraine. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2023, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Total share repurchases under the 2022 repurchase plan for the three months ended March 31, 2023 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
1/1/2023 - 1/31/2023	-	$-	-	$44,000
2/1/2023 - 2/28/2023	-	-	-	44,000
3/1/2023 - 3/31/2023	-	-	-	44,000
Total	-	$-	-	$44,000

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2023, filed on May 2, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: May 2, 2023