Form 10-Q
period 2023-06-30
DOUGLAS DYNAMICS, INC
filed 2023-08-01
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of registrant’s common shares outstanding as of August 1, 2023 was 22,983,965.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,384	$20,670
Accounts receivable, net	139,354	86,765
Inventories	148,912	136,501
Inventories - truck chassis floor plan	5,264	1,211
Prepaid and other current assets	7,677	7,774
Total current assets	304,591	252,921
Property, plant, and equipment, net	67,417	68,660
Goodwill	113,134	113,134
Other intangible assets, net	126,329	131,589
Operating lease - right of use asset	16,376	17,432
Non-qualified benefit plan assets	9,482	8,874
Other long-term assets	3,871	4,281
Total assets	$641,200	$596,891
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,686	$49,252
Accrued expenses and other current liabilities	30,276	30,484
Floor plan obligations	5,264	1,211
Operating lease liability - current	5,023	4,862
Income taxes payable	2,656	3,485
Short term borrowings	74,000	—
Current portion of long-term debt	11,137	11,137
Total current liabilities	151,042	100,431
Retiree benefits and deferred compensation	15,770	14,650
Deferred income taxes	28,575	29,837
Long-term debt, less current portion	189,632	195,299
Operating lease liability - noncurrent	12,696	14,025
Other long-term liabilities	5,325	5,547
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,983,965 and 22,886,793 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	230	229
Additional paid-in capital	168,516	164,281
Retained earnings	60,508	63,464
Accumulated other comprehensive income, net of tax	8,906	9,128
Total stockholders’ equity	238,160	237,102
Total liabilities and stockholders’ equity	$641,200	$596,891

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)

Net sales	$207,267	$187,561	$289,812	$290,162
Cost of sales	145,904	136,328	217,174	217,865
Gross profit	61,363	51,233	72,638	72,297
Selling, general, and administrative expense	24,172	23,024	46,614	44,397
Intangibles amortization	2,630	2,630	5,260	5,260
Income from operations	34,561	25,579	20,764	22,640
Interest expense, net	(3,736)	(2,473)	(6,600)	(4,586)
Other income (expense), net	(89)	(16)	(54)	111
Income before taxes	30,736	23,090	14,110	18,165
Income tax expense	6,772	5,365	3,256	4,348
Net income	$23,964	$17,725	$10,854	$13,817
Weighted average number of common shares outstanding:
Basic	22,974,508	22,907,414	22,940,863	22,944,769
Diluted	22,974,508	22,907,414	22,940,863	22,947,352
Earnings per common share:
Basic	$1.02	$0.76	$0.46	$0.59
Diluted	$1.01	$0.75	$0.45	$0.58
Cash dividends declared and paid per share	$0.30	$0.29	$0.59	$0.58
Comprehensive income	$25,331	$19,177	$10,632	$19,507

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2023	2022
	(unaudited)

Operating activities
Net income	$10,854	$13,817
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,799	10,393
Loss (gain) on disposal of fixed asset	(60)	130
Amortization of deferred financing costs and debt discount	292	244
Stock-based compensation	4,236	5,053
Adjustments on derivatives not classified as hedges	(344)	(344)
Provision for losses on accounts receivable	350	50
Deferred income taxes	(1,262)	1,049
Non-cash lease expense	1,055	2,310
Changes in operating assets and liabilities:
Accounts receivable	(52,939)	(56,905)
Inventories	(12,411)	(27,499)
Prepaid assets, refundable income taxes and other assets	81	2,634
Accounts payable	(25,513)	(8,350)
Accrued expenses and other current liabilities	(1,037)	(139)
Benefit obligations and other long-term liabilities	(328)	(647)
Net cash used in operating activities	(66,227)	(58,204)
Investing activities
Capital expenditures	(5,290)	(5,580)
Net cash used in investing activities	(5,290)	(5,580)
Financing activities
Repurchase of common stock	-	(6,001)
Payments of financing costs	(334)	-
Dividends paid	(13,810)	(13,514)
Net revolver borrowings	74,000	58,000
Repayment of long-term debt	(5,625)	(5,624)
Net cash provided by financing activities	54,231	32,861
Change in cash and cash equivalents	(17,286)	(30,923)
Cash and cash equivalents at beginning of period	20,670	36,964
Cash and cash equivalents at end of period	$3,384	$6,041

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$5,627	$1,303

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended June 30, 2023
Balance at March 31, 2023	22,956,204	$230	$165,237	$43,394	$7,539	$216,400
Net income	—	—	—	23,964	—	23,964
Dividends paid	—	—	—	(6,850)	—	(6,850)
Adjustment for postretirement benefit liability, net of tax of $19	—	—	—	—	(53)	(53)
Adjustment for interest rate swap, net of tax of ($497)	—	—	—	—	1,420	1,420
Stock based compensation	27,761	—	3,279	—	—	3,279
Balance at June 30, 2023	22,983,965	$230	$168,516	$60,508	$8,906	$238,160

Six Months Ended June 30, 2023
Balance at December 31, 2022	22,886,793	$229	$164,281	$63,464	$9,128	$237,102
Net income	—	—	—	10,854	—	10,854
Dividends paid	—	—	—	(13,810)	—	(13,810)
Adjustment for pension and postretirement benefit liability, net of tax of $38	—	—	—	—	(106)	(106)
Adjustment for interest rate swap, net of tax of $43	—	—	—	—	(116)	(116)
Stock based compensation	97,172	1	4,235	—	—	4,236
Balance at June 30, 2023	22,983,965	$230	$168,516	$60,508	$8,906	$238,160

Three Months Ended June 30, 2022
Balance at March 31, 2022	22,976,150	$230	$162,451	$41,225	$3,185	$207,091
Net income	—	—	—	17,725	—	17,725
Dividends paid	—	—	—	(6,766)	—	(6,766)
Adjustment for pension and postretirement benefit liability, net of tax of $14	—	—	—	—	(41)	(41)
Adjustment for interest rate swap, net of tax of ($525)	—	—	—	—	1,493	1,493
Repurchase of common stock	(89,357)	(1)	(2,999)	—	—	(3,000)
Stock based compensation	—	—	3,153	—	—	3,153
Balance at June 30, 2022	22,886,793	$229	$162,605	$52,184	$4,637	$219,655

Six Months Ended June 30, 2022
Balance at December 31, 2021	22,980,951	$230	$163,552	$51,881	$(1,053)	$214,610
Net income	—	—	—	13,817	—	13,817
Dividends paid	—	—	—	(13,514)	—	(13,514)
Adjustment for pension and postretirement benefit liability, net of tax of $28	—	—	—	—	(82)	(82)
Adjustment for interest rate swap, net of tax of ($2,028)	—	—	—	—	5,772	5,772
Repurchase of common stock	(171,088)	(2)	(5,999)	—	—	(6,001)
Stock based compensation	76,930	1	5,052	—	—	5,053
Balance at June 30, 2022	22,886,793	$229	$162,605	$52,184	$4,637	$219,655

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022, and the Condensed Cash Flows for the six months ended June 30, 2023 and 2022, have been prepared by the Company and have not been audited.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which increased revenue by $337 and decreased revenue by $549 for the three months ended June 30, 2023 and 2022, respectively. The adjustment increased revenue by $628 and increased revenue by $85 for the six months ended June 30, 2023 and 2022, respectively.

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

Revenue by customer type was as follows:

Three Months Ended June 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$141,221	$34,717	$175,938
Government	-	16,955	16,955
Fleet	-	12,786	12,786
Other	-	1,588	1,588
Total revenue	$141,221	$66,046	$207,267

Three Months Ended June 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$130,364	$30,460	$160,824
Government	-	13,998	13,998
Fleet	-	11,428	11,428
Other	-	1,311	1,311
Total revenue	$130,364	$57,197	$187,561

Six Months Ended June 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$160,467	$65,229	$225,696
Government	-	34,545	34,545
Fleet	-	25,654	25,654
Other	-	3,917	3,917
Total revenue	$160,467	$129,345	$289,812

Six Months Ended June 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$176,140	$60,711	$236,851
Government	-	26,008	26,008
Fleet	-	23,151	23,151
Other	-	4,152	4,152
Total revenue	$176,140	$114,022	$290,162

Revenue by timing of revenue recognition was as follows:

Three Months Ended June 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$141,221	$43,646	$184,867
Over time	-	22,400	22,400
Total revenue	$141,221	$66,046	$207,267

Three Months Ended June 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$130,364	$35,051	$165,415
Over time	-	22,146	22,146
Total revenue	$130,364	$57,197	$187,561

Six Months Ended June 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$160,467	$84,366	$244,833
Over time	-	44,979	44,979
Total revenue	$160,467	$129,345	$289,812

Six Months Ended June 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$176,140	$69,534	$245,674
Over time	-	44,488	44,488
Total revenue	$176,140	$114,022	$290,162

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and six months ended June 30, 2023 and 2022, respectively:

Three Months Ended June 30, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,844	$9,876	$(4,791)	$7,929

Three Months Ended June 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,616	$5,928	$(4,214)	$4,330

Six Months Ended June 30, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,531	$13,250	$(9,852)	$7,929

Six Months Ended June 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,454	$8,637	$(6,761)	$4,330

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of June 30, 2023 or 2022. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $1,202 and $712 during the three months ended June 30, 2023 and 2022, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $2,937 and $1,061 during the six months ended June 30, 2023 and 2022, respectively, which was included in contract liabilities at the beginning of each period.

3.	Credit Losses

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of June 30, 2023, the Company had an allowance for credit losses on its trade accounts receivable of $1,196 and $497 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2022, the Company had an allowance for credit losses on its trade accounts receivable of $1,000 and $366 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the six months ended June 30, 2023 and 2022:

	Balance at December 31, 2022	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at June 30, 2023
Six Months Ended June 30, 2023
Work Truck Attachments	$1,000	$200	$-	$(4)	$1,196
Work Truck Solutions	366	150	-	(19)	497
Total	$1,366	$350	$-	$(23)	$1,693

	Balance at December 31, 2021	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at June 30, 2022
Six Months Ended June 30, 2022
Work Truck Attachments	$1,430	$200	$-	$4	$1,634
Work Truck Solutions	1,540	(150)	(105)	3	1,288
Total	$2,970	$50	$(105)	$7	$2,922

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2023	2022
Assets:
Non-qualified benefit plan assets (a)	$9,482	$8,874
Interest rate swaps (b)	7,220	7,039

Total Assets	$16,702	$15,913

Liabilities:
Long-term debt (c)	$202,169	$207,737
Total Liabilities	$202,169	$207,737

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $4,702 and $2,518 at June 30, 2023 are included in Prepaid and other current assets and Other long-term assets, respectively.  Interest rate swaps of $4,120 and $2,919 at December 31, 2022 are included in Prepaid and other current assets and Other long-term assets, respectively.

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

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2023	2022

Finished goods	$83,347	$67,006
Work-in-process	17,501	19,037
Raw material and supplies	48,064	50,458
	$148,912	$136,501

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs up-fitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  During the fourth quarter of 2021, a separate financing agreement was entered into that does not pass title of the truck chassis upon receipt of the inventory. As a result, most of the floor plan truck chassis previously recorded on the balance sheet fall under this new financing agreement, and only the trucks still covered under the previous floor plan financing agreement remain on the balance sheet. At June 30, 2023 and December 31, 2022, the Company had $5,264 and $1,211, respectively, of chassis inventory and $5,264 and $1,211 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with up-fitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2023	2022

Land	$3,969	$3,969
Land improvements	5,431	5,431
Leasehold improvements	6,082	5,844
Buildings	36,247	35,858
Machinery and equipment	74,035	75,190
Furniture and fixtures	25,535	24,605
Mobile equipment and other	5,094	4,927
Construction-in-process	6,699	5,272
Total property, plant and equipment	163,092	161,096
Less accumulated depreciation	(95,675)	(92,436)
Net property, plant and equipment	$67,417	$68,660

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease expense	$1,415	$2,809	$1,383	$2,782
Short term lease cost	$90	$268	$89	$189
Total lease cost	$1,505	$3,077	$1,472	$2,971

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash paid for amounts included in the measurement of operating lease liabilities	$2,948	$2,870
Non-cash lease expense - right-of-use assets	$2,418	$2,310
Right-of-use assets obtained in exchange for operating lease obligations	$1,362	$133

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$16,376	$17,432

Other current liabilities	5,023	4,862
Operating lease liabilities	12,696	14,025
Total operating lease liabilities	$17,719	$18,887

Weighted Average Remaining Lease Term
Operating leases (in months)	55	59

Weighted Average Discount Rate
Operating leases	4.84%	4.69%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2023 (excluding the six months ended June 30, 2023)	$2,956
2024	5,214
2025	4,407
2026	3,056
2027	1,719
Thereafter	2,241
Total Lease Payments	19,593
Less: imputed interest	(1,874)
Total	$17,719

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2023
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	77,000	3,000
Customer relationships	80,920	40,122	40,798
Patents	21,136	17,622	3,514
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,042	1,417
Amortizable intangibles, net	196,155	147,426	48,729
Total	$273,755	$147,426	$126,329

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2022
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	75,000	5,000
Customer relationships	80,920	37,537	43,383
Patents	21,136	16,994	4,142
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,995	1,464
Amortizable intangibles, net	196,155	142,166	53,989
Total	$273,755	$142,166	$131,589

Amortization expense for intangible assets was $2,630 and $2,630 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $5,260 and $5,260 for the six months ended June 30, 2023 and 2022, respectively. Estimated amortization expense for the remainder of 2023 and each of the succeeding five years is as follows:

2023	$5,260
2024	7,520
2025	6,075
2026	5,450
2027	5,450
2028	5,450

9.	Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2023	2022

Term Loan, net of debt discount of $331 and $387 at June 30, 2023 and December 31, 2022, respectively	$202,169	$207,737
Less current maturities	11,137	11,137
Long-term debt before deferred financing costs	191,032	196,600
Deferred financing costs, net	1,400	1,301
Long-term debt, net	$189,632	$195,299

On January 5, 2023, the Company entered into that certain Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of  June 9, 2021 (as amended by Amendment No. 1, the “Credit Agreement”), and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option (as defined below) and increased the revolving commitment under the Credit Agreement by $50,000 for a total of $150,000 in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option. Deferred financing costs of $334 are being amortized over the term of the loan. On July 11, 2023, the Company entered into Amendment No. 2 to the Credit Agreement, which allows the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets.

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

At June 30, 2023, the Company had outstanding borrowings under its term loan of $202,169, $74,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $75,450. At December 31, 2022, the Company had outstanding borrowings under its term loan of $207,737, no outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $99,450.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of  June 30, 2023, the Company was in compliance with the respective covenants.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the three months ended June 30, 2023 and 2022 was ($291) and ($291), respectively. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the six months ended June 30, 2023 and 2022 was ($582) and ($582), respectively. A mark-to-market adjustment of $119 and $119 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended  June 30, 2023 and 2022, respectively, related to the swap. A mark-to-market adjustment of $238 and $238 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2023 and 2022, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive income (loss) into earnings in the next twelve months is $630.

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

The interest rate swaps' positive fair value at June 30, 2023 was $7,220, of which $4,702 and $2,518 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps' positive fair value at  December 31, 2022 was $7,039, of which $4,120 and $2,919 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	June 30,	December 31,
	2023	2022

Payroll and related costs	$9,310	$10,805
Employee benefits	8,985	8,863
Accrued warranty	4,656	4,558
Other	7,325	6,258
	$30,276	$30,484

11.	Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment.  The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $7,844 at June 30, 2023, of which $3,188 is included in Other long-term liabilities and $4,656 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $7,876 at December 31, 2022, of which $3,318 is included in Other long-term liabilities and $4,558 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Balance at the beginning of the period	$6,817	$5,451	$7,876	$6,368
Warranty provision	1,543	1,560	2,007	2,401
Claims paid/settlements	(516)	(493)	(2,039)	(2,251)
Balance at the end of the period	$7,844	$6,518	$7,844	$6,518

12.	Earnings per Share

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Basic earnings per common share
Net income	$23,964	$17,725	$10,854	$13,817
Less income allocated to participating securities	540	345	240	260
Net income allocated to common shareholders	$23,424	$17,380	$10,614	$13,557
Weighted average common shares outstanding	22,974,508	22,907,414	22,940,863	22,944,769
	$1.02	$0.76	$0.46	$0.59

Earnings per common share assuming dilution
Net income	$23,964	$17,725	$10,854	$13,817
Less income allocated to participating securities	540	345	240	260
Net income allocated to common shareholders	$23,424	$17,380	$10,614	$13,557
Weighted average common shares outstanding	22,974,508	22,907,414	22,940,863	22,944,769
Incremental shares applicable to non-participating RSUs	-	-	-	2,583
Weighted average common shares assuming dilution	22,974,508	22,907,414	22,940,863	22,947,352
	$1.01	$0.75	$0.45	$0.58

13.	Employee Stock Plans

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $2,229 and $2,801 in the in the three months ended  June 30, 2023 and 2022, respectively, and $3,249 and $3,724 in the six months ended June 30, 2023 and 2022, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s Nominating and Governance Committee of its Board of Directors approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company grants performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $37.36. The Company recognized $1,961 and $2,052 of compensation expense related to the awards in the three months ended June 30, 2023 and 2022, respectively.  The Company recognized $1,544 and $2,711 of compensation expense related to the awards in the six months ended June 30, 2023 and 2022, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of  June 30, 2023 expected to be earned through the requisite service period was approximately $3,194 and is expected to be recognized through 2026.

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

A summary of RSU activity for the six months ended June 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2022	111,264	$41.89	1.76
Granted	118,878	$39.50	1.91
Vested	(79,592)	$44.47	-
Cancelled and forfeited	(242)	$38.77	-

Unvested at June 30, 2023	150,308	$38.64	2.10

Expected to vest in the future at June 30, 2023	147,097	$38.64	2.10

The Company recognized $1,318 and $1,101 of compensation expense related to the RSU awards in the three months ended  June 30, 2023 and 2022, respectively.  The Company recognized $2,692 and $2,342 of compensation expense related to the RSU awards in the six months ended June 30, 2023 and 2022, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2023, expected to be earned through the requisite service period was approximately $2,594 and is expected to be recognized through 2026.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net sales
Work Truck Attachments	$141,221	$130,364	$160,467	$176,140
Work Truck Solutions	66,046	57,197	129,345	114,022
	$207,267	$187,561	$289,812	$290,162
Adjusted EBITDA
Work Truck Attachments	$42,296	$33,589	$32,065	$36,633
Work Truck Solutions	965	513	3,822	2,105
	$43,261	$34,102	$35,887	$38,738
Depreciation and amortization expense
Work Truck Attachments	$3,403	$3,201	$6,741	$6,390
Work Truck Solutions	2,039	2,003	4,058	4,003
	$5,442	$5,204	$10,799	$10,393
Assets
Work Truck Attachments	$439,940	$421,310
Work Truck Solutions	201,260	192,174
	$641,200	$613,484
Capital Expenditures
Work Truck Attachments	$1,933	$2,928	$2,865	$4,066
Work Truck Solutions	836	363	1,372	581
	$2,769	$3,291	$4,237	$4,647

Adjusted EBITDA
Work Truck Attachments	$42,296	$33,589	$32,065	$36,633
Work Truck Solutions	965	513	3,822	2,105
Total Adjusted EBITDA	$43,261	$34,102	$35,887	$38,738
Less items to reconcile Adjusted EBITDA to Income before taxes:
Interest expense - net	3,736	2,473	6,600	4,586
Depreciation expense	2,812	2,574	5,539	5,133
Amortization	2,630	2,630	5,260	5,260
Stock based compensation	3,279	3,153	4,236	5,053
Other charges (1)	68	182	142	541
Income before taxes	$30,736	$23,090	$14,110	$18,165

(1)	Reflects unrelated legal, severance, restructuring, consulting fees, and incremental costs incurred related to the COVID-19 pandemic for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 22.0% and 23.2% for the three months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was 23.1% and 23.9% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 was lower than the prior year periods due to the release of reserves for uncertain tax positions of $129 in the three and six months ended June 30, 2023 compared to $64 in the three and six months ended June 30, 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

Changes to accumulated other comprehensive income by component for the six months ended June 30, 2023 are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2022	$6,115	$3,013	$9,128
Other comprehensive gain before reclassifications	1,401	—	1,401
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(1,516)	(107)	(1,623)
Balance at June 30, 2023	$6,000	$2,906	$8,906

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(144)
Tax expense	37
Reclassification net of tax	$(107)

Realized gains on interest rate swaps reclassified to interest expense	$(2,048)
Tax expense	532
Reclassification net of tax	$(1,516)

Changes to accumulated other comprehensive income (loss) by component for the six months ended June 30, 2022, are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2021	$(3,524)	$2,471	$(1,053)
Other comprehensive gain before reclassifications	4,443	—	4,443
Amounts reclassified from accumulated other comprehensive income (loss): (1)	1,329	(82)	1,247
Balance at June 30, 2022	$2,248	$2,389	$4,637

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(110)
Tax expense	28
Reclassification net of tax	$(82)

Realized losses on interest rate swaps reclassified to interest expense	$1,796
Tax benefit	(467)
Reclassification net of tax	$1,329

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

Market Pressures and COVID-19

 As a result of the COVID-19 pandemic, including the market volatility, labor shortages, inflationary pressures, especially around the price of steel, and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations were impacted in the six months ended June 30, 2023 and 2022, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic and related market conditions and pressures on our future financial results as the situation remains unpredictable, but the pandemic and market pressures have had and are likely to continue to have a material impact on our results of operations for the year ended December 31, 2023. In addition, results have been and may continue to be impacted in future quarters due to supply chain constraints and inflation stemming from the pandemic and other market pressures, including the conflict in Ukraine, constraints around chassis and other component parts, inflation in materials and freight, and labor availability. In consideration of the COVID-19 pandemic and other market pressures, including the conflict in Ukraine, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future. We are taking appropriate steps to mitigate the effects of the pandemic and other market pressures where possible.

Overview

The following table sets forth, for the three and six months ended June 30, 2023 and 2022, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2023 and 2022 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$207,267	$187,561	$289,812	$290,162
Cost of sales	145,904	136,328	217,174	217,865
Gross profit	61,363	51,233	72,638	72,297
Selling, general, and administrative expense	24,172	23,024	46,614	44,397
Intangibles amortization	2,630	2,630	5,260	5,260
Income from operations	34,561	25,579	20,764	22,640
Interest expense, net	(3,736)	(2,473)	(6,600)	(4,586)
Other income (expense), net	(89)	(16)	(54)	111
Income before taxes	30,736	23,090	14,110	18,165
Income tax expense	6,772	5,365	3,256	4,348
Net income	$23,964	$17,725	$10,854	$13,817

The following table sets forth for the three and six months ended June 30, 2023 and 2022, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.4%	72.7%	74.9%	75.1%
Gross profit	29.6%	27.3%	25.1%	24.9%
Selling, general, and administrative expense	11.7%	12.3%	16.1%	15.3%
Intangibles amortization	1.3%	1.4%	1.8%	1.8%
Income from operations	16.6%	13.6%	7.2%	7.8%
Interest expense, net	(1.8)%	(1.3)%	(2.3)%	(1.6)%
Other income (expense), net	-%	-%	-%	-%
Income before taxes	14.8%	12.3%	4.9%	6.2%
Income tax expense	3.3%	2.8%	1.2%	1.4%
Net income	11.5%	9.5%	3.7%	4.8%

Net Sales

Net sales were $207.3 million for the three months ended June 30, 2023 compared to $187.6 million in the three months ended June 30, 2022, an increase of $19.7, or 10.5%. Net sales were $289.8 million for the six months ended June 30, 2023 compared to $290.2 million in the six months ended June 30, 2022, a decrease of $0.4 million, or 0.1%. The increase in sales for the three months ended June 30, 2023 compared to the same period in 2022 is a result of higher pricing and volumes at our Work Truck Attachments segment, and higher volumes and pricing at our Work Truck Solutions segment. The decrease in sales for the six months ended June 30, 2023 compared to the same period in 2022 is a result of lower volumes at our Work Truck Attachments segment. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net sales
Work Truck Attachments	$141,221	$130,364	$160,467	$176,140
Work Truck Solutions	66,046	57,197	129,345	114,022
	$207,267	$187,561	$289,812	$290,162

Net sales at our Work Truck Attachments segment were $141.2 million for the three months ended June 30, 2023 compared to $130.4 million in the three months ended June 30, 2022, an increase of $10.8 million. Net sales at our Work Truck Attachments segment were $160.5 million for the six months ended June 30, 2023 compared to $176.1 million in the six months ended June 30, 2022, a decrease of $15.6 million. The increase in sales in the three months ended June 30, 2023 was due to pricing actions implemented to offset inflation, as well as an increase in preseason orders shipped during the quarter compared to the prior year. The decrease in sales in the six months ended June 30, 2023 was primarily due to low snowfall in our core markets leading to lower volumes in the first quarter of 2023. The most recent snow season ended March 2023 was approximately 14% below the 10-year average. In particular, many large metropolitan areas on the East Coast saw the lowest snowfall levels in decades for the season, which significantly impacted volumes for the segment in the first quarter of 2023.

Net sales at our Work Truck Solutions segment were $66.0 million for the three months ended June 30, 2023 compared to $57.2 million in the three months ended June 30, 2022, an increase of $8.8 million. Net sales at our Work Truck Solutions segment were $129.3 million for the six months ended June 30, 2023 compared to $114.0 million in the six months ended June 30, 2022, an increase of $15.3 million. The increase in sales for the three and six months ended June 30, 2023 compared to the same periods in 2022 was a result of higher volumes on improved chassis availability, higher sales of Company purchased chassis, which are typically sold at cost, as well as price increase realization.

Cost of Sales

Cost of sales was $145.9 million for the three months ended June 30, 2023 compared to $136.3 million for the three months ended June 30, 2022, an increase of $9.6 million or 7.0%. Cost of sales was $217.2 million for the six months ended June 30, 2023 compared to $217.9 million for the six months ended June 30, 2022, a decrease of $0.7 million or 0.3%. The increase in cost of sales for the three months ended June 30, 2023 compared to the same period in the prior year was driven by the higher volumes. The decrease in cost of sales for the six months ended June 30, 2023 compared to the same period in the prior year was driven by the lower volumes. Cost of sales as a percentage of sales were 70.4% and 74.9% for the three and six months ended June 30, 2023, respectively, compared to 72.7% and 75.1% for the three and six months ended June 30, 2022, respectively. The decrease in cost of sales as a percentage of sales for the three and six months ended June 30, 2023 was due to fewer inflationary pressures during 2023 compared to the prior year.

Gross Profit

Gross profit was $61.4 million for the three months ended June 30, 2023 compared to $51.2 million for the three months ended June 30, 2022, an increase of $10.2 million, or 19.9%. Gross profit was $72.6 million for the six months ended June 30, 2023 compared to $72.3 million for the six months ended June 30, 2022, an increase of $0.3 million, or 0.4%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 27.3% for the three months ended June 30, 2022 to 29.6% for the corresponding period in 2023. As a percentage of net sales, gross profit increased from 24.9% for the six months ended June 30, 2022 to 25.1% for the corresponding period in 2023. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $26.8 million for the three months ended June 30, 2023 compared to $25.7 million for the three months ended June 30, 2022, an increase of $1.1 million, or 4.3%. Selling, general and administrative expenses, including intangibles amortization, were $51.9 million for the six months ended June 30, 2023 compared to $49.7 million for the six months ended June 30, 2022, an increase of $2.2 million, or 4.4%. The increase in the three and six months ended June 30, 2023 is related to increased employee compensation and benefits as a result of inflation, increased healthcare claims, as well as an increase in bad debt expense compared to the prior year related to the release of previously recorded reserves in the prior year.

Interest Expense

Interest expense was $3.7 million for the three months ended June 30, 2023, an increase compared to the $2.5 million incurred in the same period in the prior year. The increase in interest expense for the three months ended June 30, 2023 was due to higher interest on our revolver of $1.0 million in the three months ended June 30, 2023, due to having higher revolver borrowings during the quarter compared to the prior year. In addition, the increase in the three months ended June 30, 2023 was due higher interest on our term loan of $0.2 million related to higher interest rates. Interest expense was $6.6 million for the six months ended June 30, 2023, an increase compared to the $4.6 million incurred in the same period in the prior year. The increase in interest expense for the six months ended June 30, 2023 was due to higher interest on our revolver of $1.3 million in the six months ended June 30, 2023, due to having higher revolver borrowings during the quarter compared to the prior year. In addition, the increase in the six months ended June 30, 2023 was due to higher interest on our term loan of $0.5 million related to higher interest rates. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. The remaining increase in the six months ended June 30, 2023 relates to an increase in interest on our floor plan agreement, see Note 5 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the floor plan agreement.

Income Taxes

The Company’s effective tax rate was 22.0% and 23.2% for the three months ended June 30, 2023 and June 30, 2022, respectively. The Company’s effective tax rate was 23.1% and 23.9% for the six months ended June 30, 2023 and June 30, 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 was lower than the prior year periods due to the release of a higher value of reserves for uncertain tax positions in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income

Net income for the three months ended June 30, 2023 was $24.0 million, compared to $17.7 million for the corresponding period in 2022, an increase of $6.3 million. Net income for the six months ended June 30, 2023 was $10.9 million, compared to $13.8 million for the corresponding period in 2022, a decrease of $2.9 million. The change in net income for the three and six months ended June 30, 2023 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net income was 11.5% for the three months ended June 30, 2023 compared to 9.5% for the three months ended June 30, 2022. As a percentage of net sales, net income was 3.7% for the six months ended June 30, 2023 compared to 4.8% for the six months ended June 30, 2022.

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

As of June 30, 2023, we had $78.9 million of total liquidity, comprised of $3.4 million in cash and cash equivalents and $75.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2022 of approximately $120.2 million, comprised of approximately $20.7 million in cash and cash equivalents and borrowing availability of approximately $99.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2022 is primarily due to the seasonality of our business, as well as an increase of $50.0 million in the borrowing capacity of our revolving credit facility as a result of the January 5, 2023 amendment; see Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories in thousands at June 30, 2023, December 31, 2022 and June 30, 2022.

	As of
	June 30,	December 31,	June 30,
	2023	2022	2022
Cash and cash equivalents	$3,384	$20,670	$6,041
Accounts receivable, net	139,354	86,765	127,890
Inventories	148,912	136,501	131,518

We had cash and cash equivalents of $3.4 million at June 30, 2023 compared to cash and cash equivalents of $20.7 million and $6.0 million at December 31, 2022 and June 30, 2022, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows (in thousands)	2023	2022	Change	Change

Net cash used in operating activities	$(66,227)	$(58,204)	$(8,023)	13.8%
Net cash used in investing activities	(5,290)	(5,580)	290	(5.2)%
Net cash provided by financing activities	54,231	32,861	21,370	65.0%
Change in cash	$(17,286)	$(30,923)	$13,637	(44.1)%

Net cash used in operating activities increased $8.0 million from the six months ended June 30, 2022 to the six months ended June 30, 2023. The increase in cash used in operating activities was due to a $6.8 million decrease in net income adjusted for reconciling items, as well as unfavorable changes in working capital of $1.2 million. The largest unfavorable changes in working capital were a decrease in accounts payable attributable to the timing of supplier payments.

Net cash used in investing activities decreased $0.3 million for the six months ended June 30, 2023 compared to the corresponding period in 2022 due to a lower level of capital expenditures.

Net cash provided by financing activities increased $21.4 million for the three months ended June 30, 2023 as compared to the corresponding period in 2022. The increase in cash provided was related to having $74.0 million in revolver borrowings outstanding at June 30, 2023 compared to $58.0 million in revolver borrowings outstanding at June 30, 2022. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. In addition, the increase in cash provided is related to executing no stock repurchases in the six months ended June 30, 2023, compared to $6.0 million in repurchases in the same period in the prior year.

Free Cash Flow

Free cash flow for the three months ended June 30, 2023 was ($11.9) million compared to ($35.6) million in the corresponding period in 2022, an increase of $23.7 million. Free cash flow for the six months ended June 30, 2023 was ($71.5) million compared to ($63.8) million in the corresponding period in 2022, a decrease of $7.7 million. The decrease in free cash flow for the six months ended June 30, 2023 is primarily a result of higher cash used in operating activities of $8.0 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
Net cash used in operating activities	$(9,311)	$(32,211)	$(66,227)	$(58,204)
Acquisition of property and equipment	(2,542)	(3,382)	(5,290)	(5,580)
Free cash flow	$(11,853)	$(35,593)	$(71,517)	$(63,784)

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, severance, restructuring charges, stock-based compensation, and incremental costs incurred in 2022 related to the COVID-19 pandemic. Such COVID-19 related costs included increased expenses directly related to the pandemic, and did not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs were out of the ordinary, unrelated to our business and not representative of our results. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$23,964	$17,725	$10,854	$13,817

Interest expense, net	3,736	2,473	6,600	4,586
Income tax expense	6,772	5,365	3,256	4,348
Depreciation expense	2,812	2,574	5,539	5,133
Amortization	2,630	2,630	5,260	5,260
EBITDA	39,914	30,767	31,509	33,144

Stock-based compensation expense	3,279	3,153	4,236	5,053
Other charges (1)	68	182	142	541
Adjusted EBITDA	$43,261	$34,102	$35,887	$38,738

(1)	Reflects unrelated legal, severance, restructuring, consulting fees, and incremental costs incurred related to the COVID-19 pandemic for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Adjusted EBITDA
Work Truck Attachments	$42,296	$33,589	$32,065	$36,633
Work Truck Solutions	965	513	3,822	2,105
	$43,261	$34,102	$35,887	$38,738

Adjusted EBITDA at our Work Truck Attachments segment was $42.3 million for the three months ended June 30, 2023 compared to $33.6 million in the three months ended June 30, 2022, an increase of $8.7 million.  Adjusted EBITDA at our Work Truck Attachments segment was $32.1 million for the six months ended June 30, 2023 compared to $36.6 million in the six months ended June 30, 2022, a decrease of $4.5 million. The change in the three months ended June 30, 2023 was due to higher sales resulting from pricing actions implemented to offset inflation, as well as an increase in preseason orders shipped during the quarter compared to the prior year. The change in the six months ended June 30, 2023 from the corresponding period in 2022 was due to low snowfall in our core markets leading to lower volumes in the first quarter of 2023. The most recent snow season ended March 2023 was approximately 14% below the 10-year average. In particular, many large metropolitan areas on the East Coast saw the lowest snowfall levels in decades for the season, which significantly impacted volumes for the segment in the first quarter of 2023.

Adjusted EBITDA at our Work Truck Solutions segment was $1.0 million for the three months ended June 30, 2023 compared to $0.5 million in the three months ended June 30, 2022, an increase of $0.5 million.  Adjusted EBITDA at our Work Truck Solutions segment was $3.8 million for the six months ended June 30, 2023 compared to $2.1 million in the six months ended June 30, 2022, an increase of $1.7 million. The change in the three and six months ended June 30, 2023 was due to improved volumes and price increase realization.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings per share (as defined by GAAP), excluding the impact of stock based compensation, severance, restructuring charges, certain charges related to unrelated legal fees and consulting fees, incremental costs incurred in 2022 related to the COVID-19 pandemic, and adjustments on derivatives not classified as hedges, net of their income tax impact. Such COVID-19 related costs included increased expenses directly related to the pandemic, and did not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs were out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income (GAAP)	$23,964	$17,725	$10,854	$13,817
Adjustments:
- Stock-based compensation	3,279	3,153	4,236	5,053
- Adjustments on derivative not classified as hedge (1)	(172)	(172)	(344)	(344)
- Other charges (2)	68	182	142	541
Tax effect on adjustments	(794)	(791)	(1,009)	(1,312)

Adjusted net income (non-GAAP)	$26,345	$20,097	$13,879	$17,755

Weighted average common shares outstanding assuming dilution	22,974,508	22,907,414	22,940,863	22,947,352

Adjusted income per common share - dilutive	$1.11	$0.85	$0.58	$0.75

GAAP diluted earnings per share	$1.01	$0.75	$0.45	$0.58
Adjustments net of income taxes:
- Stock-based compensation	0.11	0.10	0.14	0.17
- Adjustments on derivative not classified as hedge (1)	(0.01)	(0.01)	(0.01)	(0.01)
- Other charges (2)	-	0.01	-	0.01

Adjusted diluted earnings per share (non-GAAP)	1.11	0.85	0.58	0.75

(1)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.

(2)	Reflects unrelated legal, severance, restructuring, consulting fees, and incremental costs incurred related to the COVID-19 pandemic for the periods presented.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended June 30, 2023.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the six months ended June 30, 2023 and, although we are starting to see such inflationary pressures ease, we expect ongoing inflationary pressures may also impact our profitability in the remainder of 2023. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog.  In 2022 and in previous years, including in 2019, as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of June 30, 2023, we had outstanding borrowings under our term loan of $202.2 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2023 by $0.1 million, $0.2 million, and $0.2 million, respectively.

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

As of June 30, 2023, we had $74.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2023 by $0.2 million, $0.2 million, and $0.3 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 7.3% for the three months ended June 30, 2023 compared to 11.6% for the three months ended June 30, 2022. Our steel purchases as a percentage of revenue were 10.6% for the six months ended June 30, 2023 compared to 15.8% for the six months ended June 30, 2022. Steel costs increased significantly in 2022 and were near historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic and the conflict in Ukraine. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2023, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value (the “2022 repurchase plan”). This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. Shares repurchased under the 2022 repurchase plan are retired.

Total share repurchases under the 2022 repurchase plan for the three months ended June 30, 2023 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
4/1/2023 - 4/30/2023	-	$-	-	$44,000
5/1/2023 - 5/31/2023	-	-	-	44,000
6/1/2023 - 6/30/2023	-	-	-	44,000
Total	-	$-	-	$44,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description

10.1*	Amendment No. 2 to Credit Agreement, dated as of July 11, 2023, among Douglas Dynamics, L.L.C., Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC, Douglas Dynamics, Inc., the banks and financial institutions listed therein, as lenders, and JP Morgan Chase Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Exhibit A thereto).

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2023, filed on August 1, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: August 1, 2023