Form 10-Q
period 2023-09-30
DOUGLAS DYNAMICS, INC
filed 2023-10-31
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of registrant’s common shares outstanding as of October 31, 2023 was 22,983,965.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,088	$20,670
Accounts receivable, net	165,302	86,765
Inventories	147,246	136,501
Inventories - truck chassis floor plan	4,459	1,211
Prepaid and other current assets	9,034	7,774
Total current assets	337,129	252,921
Property, plant, and equipment, net	67,306	68,660
Goodwill	113,134	113,134
Other intangible assets, net	123,699	131,589
Operating lease - right of use asset	17,145	17,432
Non-qualified benefit plan assets	9,148	8,874
Other long-term assets	4,384	4,281
Total assets	$671,945	$596,891
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,596	$49,252
Accrued expenses and other current liabilities	29,009	30,484
Floor plan obligations	4,459	1,211
Operating lease liability - current	5,149	4,862
Income taxes payable	3,980	3,485
Short term borrowings	101,000	—
Current portion of long-term debt	2,544	11,137
Total current liabilities	187,737	100,431
Retiree benefits and deferred compensation	14,462	14,650
Deferred income taxes	27,660	29,837
Long-term debt, less current portion	185,562	195,299
Operating lease liability - noncurrent	13,261	14,025
Other long-term liabilities	6,331	5,547
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,983,965 and 22,886,793 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	230	229
Additional paid-in capital	168,516	164,281
Retained earnings	59,421	63,464
Accumulated other comprehensive income, net of tax	8,765	9,128
Total stockholders’ equity	236,932	237,102
Total liabilities and stockholders’ equity	$671,945	$596,891

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)

Net sales	$144,121	$166,100	$433,933	$456,262
Cost of sales	111,992	124,831	329,166	342,696
Gross profit	32,129	41,269	104,767	113,566
Selling, general, and administrative expense	17,998	19,181	64,612	63,578
Intangibles amortization	2,630	2,630	7,890	7,890
Income from operations	11,501	19,458	32,265	42,098
Interest expense, net	(4,607)	(3,266)	(11,207)	(7,852)
Other income (expense), net	35	(17)	(19)	94
Income before taxes	6,929	16,175	21,039	34,340
Income tax expense	1,137	2,895	4,393	7,243
Net income	$5,792	$13,280	$16,646	$27,097
Weighted average number of common shares outstanding:
Basic	22,983,965	22,886,793	22,955,388	22,925,231
Diluted	22,983,965	22,886,793	22,955,388	22,926,943
Earnings per common share:
Basic	$0.25	$0.57	$0.71	$1.16
Diluted	$0.24	$0.56	$0.69	$1.14
Cash dividends declared and paid per share	$0.30	$0.29	$0.89	$0.87
Comprehensive income	$5,651	$17,032	$16,283	$36,539

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
	(unaudited)

Operating activities
Net income	$16,646	$27,097
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,180	15,626
Loss (gain) on disposal of fixed asset	(45)	130
Amortization of deferred financing costs and debt discount	440	367
Stock-based compensation	4,236	5,563
Adjustments on derivatives not classified as hedges	(516)	(516)
Provision (credit) for losses on accounts receivable	329	(175)
Deferred income taxes	(2,177)	890
Non-cash lease expense	287	1,481
Changes in operating assets and liabilities:
Accounts receivable	(78,866)	(94,056)
Inventories	(10,745)	(29,781)
Prepaid assets, refundable income taxes and other assets	(1,403)	(3,732)
Accounts payable	(6,826)	(365)
Accrued expenses and other current liabilities	(979)	(888)
Benefit obligations and other long-term liabilities	(709)	3,873
Net cash used in operating activities	(64,148)	(74,486)
Investing activities
Capital expenditures	(7,723)	(8,924)
Net cash used in investing activities	(7,723)	(8,924)
Financing activities
Repurchase of common stock	-	(6,001)
Proceeds from life insurance policy loans	750	-
Payments of financing costs	(334)	-
Dividends paid	(20,689)	(20,273)
Net revolver borrowings	101,000	84,000
Repayment of long-term debt	(18,438)	(8,437)
Net cash provided by financing activities	62,289	49,289
Change in cash and cash equivalents	(9,582)	(34,121)
Cash and cash equivalents at beginning of period	20,670	36,964
Cash and cash equivalents at end of period	$11,088	$2,843

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$7,245	$2,215

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended September 30, 2023
Balance at June 30, 2023	22,983,965	$230	$168,516	$60,508	$8,906	$238,160
Net income	—	—	—	5,792	—	5,792
Dividends paid	—	—	—	(6,879)	—	(6,879)
Adjustment for postretirement benefit liability, net of tax of $19	—	—	—	—	(53)	(53)
Adjustment for interest rate swap, net of tax of $31	—	—	—	—	(88)	(88)
Stock based compensation	—	—	—	—	—	—
Balance at September 30, 2023	22,983,965	$230	$168,516	$59,421	$8,765	$236,932

Nine Months Ended September 30, 2023
Balance at December 31, 2022	22,886,793	$229	$164,281	$63,464	$9,128	$237,102
Net income	—	—	—	16,646	—	16,646
Dividends paid	—	—	—	(20,689)	—	(20,689)
Adjustment for pension and postretirement benefit liability, net of tax of $57	—	—	—	—	(159)	(159)
Adjustment for interest rate swap, net of tax of $74	—	—	—	—	(204)	(204)
Stock based compensation	97,172	1	4,235	—	—	4,236
Balance at September 30, 2023	22,983,965	$230	$168,516	$59,421	$8,765	$236,932

Three Months Ended September 30, 2022
Balance at June 30, 2022	22,886,793	$229	$162,605	$52,184	$4,637	$219,655
Net income	—	—	—	13,280	—	13,280
Dividends paid	—	—	—	(6,759)	—	(6,759)
Adjustment for pension and postretirement benefit liability, net of tax of $14	—	—	—	—	(41)	(41)
Adjustment for interest rate swap, net of tax of ($1,333)	—	—	—	—	3,793	3,793
Stock based compensation	—	—	510	—	—	510
Balance at September 30, 2022	22,886,793	$229	$163,115	$58,705	$8,389	$230,438

Nine Months Ended September 30, 2022
Balance at December 31, 2021	22,980,951	$230	$163,552	$51,881	$(1,053)	$214,610
Net income	—	—	—	27,097	—	27,097
Dividends paid	—	—	—	(20,273)	—	(20,273)
Adjustment for pension and postretirement benefit liability, net of tax of $42	—	—	—	—	(123)	(123)
Adjustment for interest rate swap, net of tax of ($3,361)	—	—	—	—	9,565	9,565
Repurchase of common stock	(171,088)	(2)	(5,999)	—	—	(6,001)
Stock based compensation	76,930	1	5,562	—	—	5,563
Balance at September 30, 2022	22,886,793	$229	$163,115	$58,705	$8,389	$230,438

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, have been prepared by the Company and have not been audited.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which increased revenue by $709 and $898 for the three months ended September 30, 2023 and 2022, respectively. The adjustment increased revenue by $1,337 and $983 for the nine months ended September 30, 2023 and 2022, respectively.

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

Revenue by customer type was as follows:

Three Months Ended September 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$75,879	$36,593	$112,472
Government	-	13,711	13,711
Fleet	-	15,777	15,777
Other	-	2,161	2,161
Total revenue	$75,879	$68,242	$144,121

Three Months Ended September 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$108,235	$30,090	$138,325
Government	-	13,925	13,925
Fleet	-	11,638	11,638
Other	-	2,212	2,212
Total revenue	$108,235	$57,865	$166,100

Nine Months Ended September 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$236,346	$101,822	$338,168
Government	-	48,256	48,256
Fleet	-	41,431	41,431
Other	-	6,078	6,078
Total revenue	$236,346	$197,587	$433,933

Nine Months Ended September 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$284,375	$90,801	$375,176
Government	-	39,933	39,933
Fleet	-	34,789	34,789
Other	-	6,364	6,364
Total revenue	$284,375	$171,887	$456,262

Revenue by timing of revenue recognition was as follows:

Three Months Ended September 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$75,879	$43,921	$119,800
Over time	-	24,321	24,321
Total revenue	$75,879	$68,242	$144,121

Three Months Ended September 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$108,235	$36,515	$144,750
Over time	-	21,350	21,350
Total revenue	$108,235	$57,865	$166,100

Nine Months Ended September 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$236,346	$128,287	$364,633
Over time	-	69,300	69,300
Total revenue	$236,346	$197,587	$433,933

Nine Months Ended September 30, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$284,375	$106,049	$390,424
Over time	-	65,838	65,838
Total revenue	$284,375	$171,887	$456,262

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and nine months ended September 30, 2023 and 2022, respectively:

Three Months Ended September 30, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$7,929	$3,988	$(8,012)	$3,905

Three Months Ended September 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,330	$7,252	$(4,633)	$6,949

Nine Months Ended September 30, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,531	$17,238	$(17,864)	$3,905

Nine Months Ended September 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,454	$15,889	$(11,394)	$6,949

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of September 30, 2023 or 2022. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $1,594 and $630 during the three months ended September 30, 2023 and 2022, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $4,531 and $1,691 during the nine months ended September 30, 2023 and 2022, respectively, which was included in contract liabilities at the beginning of each period.

3.	Credit Losses

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of September 30, 2023, the Company had an allowance for credit losses on its trade accounts receivable of $1,300 and $362 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2022, the Company had an allowance for credit losses on its trade accounts receivable of $1,000 and $366 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the nine months ended September 30, 2023 and 2022:

	Balance at December 31, 2022	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at September 30, 2023
Nine Months Ended September 30, 2023
Work Truck Attachments	$1,000	$300	$-	$-	$1,300
Work Truck Solutions	366	29	-	(33)	362
Total	$1,366	$329	$-	$(33)	$1,662

	Balance at December 31, 2021	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at September 30, 2022
Nine Months Ended September 30, 2022
Work Truck Attachments	$1,430	$300	$-	$3	$1,733
Work Truck Solutions	1,540	(475)	(109)	(13)	943
Total	$2,970	$(175)	$(109)	$(10)	$2,676

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2023	2022
Assets:
Non-qualified benefit plan assets (a)	$9,148	$8,874
Interest rate swaps (b)	$7,272	7,039

Total Assets	$16,420	$15,913

Liabilities:
Long-term debt (c)	$189,385	$207,737
Total Liabilities	$189,385	$207,737

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs. The Company had outstanding loans of $750 against these Non-qualified benefit plan assets as of September 30, 2023 included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $4,376 and $2,896 at September 30, 2023 are included in Prepaid and other current assets and Other long-term assets, respectively.  Interest rate swaps of $4,120 and $2,919 at December 31, 2022 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)  The fair value of the Company’s long-term debt, including current maturities, is based on rates for instruments with comparable maturities and credit quality (Level 2 inputs), and approximates its carrying value. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2023	2022

Finished goods	$77,467	$67,006
Work-in-process	17,342	19,037
Raw material and supplies	52,437	50,458
	$147,246	$136,501

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  During the fourth quarter of 2021, a separate financing agreement was entered into that does not pass title of the truck chassis upon receipt of the inventory. As a result, most of the floor plan truck chassis previously recorded on the balance sheet fall under this new financing agreement, and only the trucks still covered under the previous floor plan financing agreement remain on the balance sheet. At September 30, 2023 and December 31, 2022, the Company had $4,459 and $1,211, respectively, of chassis inventory and $4,459 and $1,211 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2023	2022

Land	$3,969	$3,969
Land improvements	5,431	5,431
Leasehold improvements	6,489	5,844
Buildings	36,446	35,858
Machinery and equipment	75,379	75,190
Furniture and fixtures	25,751	24,605
Mobile equipment and other	5,134	4,927
Construction-in-process	6,853	5,272
Total property, plant and equipment	165,452	161,096
Less accumulated depreciation	(98,146)	(92,436)
Net property, plant and equipment	$67,306	$68,660

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease expense	$1,545	$4,354	$1,376	$4,158
Short term lease cost	$48	$316	$85	$274
Total lease cost	$1,593	$4,670	$1,461	$4,432

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Cash paid for amounts included in the measurement of operating lease liabilities	$4,597	$4,301
Non-cash lease expense - right-of-use assets	$3,735	$3,566
Right-of-use assets obtained in exchange for operating lease obligations	$3,411	$2,126

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$17,145	$17,432

Other current liabilities	5,149	4,862
Operating lease liabilities	13,261	14,025
Total operating lease liabilities	$18,410	$18,887

Weighted Average Remaining Lease Term
Operating leases (in months)	54	59

Weighted Average Discount Rate
Operating leases	5.09%	4.69%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2023 (excluding the nine months ended September 30, 2023)	$1,572
2024	5,684
2025	4,862
2026	3,498
2027	2,152
Thereafter	2,690
Total Lease Payments	20,458
Less: imputed interest	(2,048)
Total	$18,410

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2023
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	78,000	2,000
Customer relationships	80,920	41,415	39,505
Patents	21,136	17,935	3,201
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,066	1,393
Amortizable intangibles, net	196,155	150,056	46,099
Total	$273,755	$150,056	$123,699

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2022
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	75,000	5,000
Customer relationships	80,920	37,537	43,383
Patents	21,136	16,994	4,142
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,995	1,464
Amortizable intangibles, net	196,155	142,166	53,989
Total	$273,755	$142,166	$131,589

Amortization expense for intangible assets was $2,630 and $2,630 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $7,890 and $7,890 for the nine months ended September 30, 2023 and 2022, respectively. Estimated amortization expense for the remainder of 2023 and each of the succeeding five years is as follows:

2023	$2,630
2024	7,520
2025	6,075
2026	5,450
2027	5,450
2028	5,450

9.	Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2023	2022

Term Loan, net of debt discount of $303 and $387 at September 30, 2023 and December 31, 2022, respectively	$189,385	$207,737
Less current maturities	2,544	11,137
Long-term debt before deferred financing costs	186,841	196,600
Deferred financing costs, net	1,279	1,301
Long-term debt, net	$185,562	$195,299

On January 5, 2023, the Company entered into that certain Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of  June 9, 2021 (as amended by Amendment No. 1, the “Credit Agreement”), and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option (as defined below) and increased the revolving commitment under the Credit Agreement by $50,000 for a total of $150,000 in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option. Deferred financing costs of $334 are being amortized over the term of the loan. On July 11, 2023, the Company entered into Amendment No. 2 to the Credit Agreement, which allows the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. Pursuant to Amendment No. 2, the Company had outstanding loans of $750 against its corporate-owned life insurance policies as of September 30, 2023 included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

At September 30, 2023, the Company had outstanding borrowings under its term loan of $189,385, $101,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $48,450. At December 31, 2022, the Company had outstanding borrowings under its term loan of $207,737, no outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $99,450. During the three and nine months ended September 30, 2023 the Company made a voluntary pre-payment of $10,000 of debt amortization principal payments under the Company's Credit Agreement.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of  September 30, 2023, the Company was in compliance with the respective covenants.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the three months ended September 30, 2023 and 2022 was ($291) and ($291), respectively. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the nine months ended September 30, 2023 and 2022 was ($873) and ($873), respectively. A mark-to-market adjustment of $119 and $119 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended  September 30, 2023 and 2022, respectively, related to the swap. A mark-to-market adjustment of $357 and $357 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2023 and 2022, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive income (loss) into earnings in the next twelve months is $458.

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

The interest rate swaps' positive fair value at September 30, 2023 was $7,272, of which $4,376 and $2,896 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps' positive fair value at  December 31, 2022 was $7,039, of which $4,120 and $2,919 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	September 30,	December 31,
	2023	2022

Payroll and related costs	$8,051	$10,805
Employee benefits	8,180	8,863
Accrued warranty	4,724	4,558
Other	8,054	6,258
	$29,009	$30,484

11.	Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $8,161 at September 30, 2023, of which $3,437 is included in Other long-term liabilities and $4,724 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $7,876 at December 31, 2022, of which $3,318 is included in Other long-term liabilities and $4,558 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Balance at the beginning of the period	$7,844	$6,518	$7,876	$6,368
Warranty provision	897	1,321	2,904	3,722
Claims paid/settlements	(580)	(406)	(2,619)	(2,657)
Balance at the end of the period	$8,161	$7,433	$8,161	$7,433

12.	Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares, using the two-class method. As the Company may grant RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net earnings per share is calculated by dividing net earnings attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net income per share computation are excluded to the extent that they would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Basic earnings per common share
Net income	$5,792	$13,280	$16,646	$27,097
Less income allocated to participating securities	128	259	368	517
Net income allocated to common shareholders	$5,664	$13,021	$16,278	$26,580
Weighted average common shares outstanding	22,983,965	22,886,793	22,955,388	22,925,231
	$0.25	$0.57	$0.71	$1.16

Earnings per common share assuming dilution
Net income	$5,792	$13,280	$16,646	$27,097
Less income allocated to participating securities	128	259	368	517
Net income allocated to common shareholders	$5,664	$13,021	$16,278	$26,580
Weighted average common shares outstanding	22,983,965	22,886,793	22,955,388	22,925,231
Incremental shares applicable to non-participating RSUs	-	-	-	1,712
Weighted average common shares assuming dilution	22,983,965	22,886,793	22,955,388	22,926,943
	$0.24	$0.56	$0.69	$1.14

13.	Employee Stock Plans

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

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred  $3,249 and $3,724 in the nine months ended September 30, 2023 and 2022, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s Nominating and Governance Committee of its Board of Directors approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company grants performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome.  The fair value per share of the awards is the closing stock price on the date of grant, which was $37.36. The Company recognized ($361) and $234 of compensation expense related to the awards in the three months ended September 30, 2023 and 2022, respectively.  The Company recognized $1,183 and $2,945 of compensation expense related to the awards in the nine months ended September 30, 2023 and 2022, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of  September 30, 2023 expected to be earned through the requisite service period was approximately $2,371 and is expected to be recognized through 2026.

Restricted Stock Unit Awards

RSUs are granted to both non-employee directors and management.  RSUs do not carry voting rights. While all non-employee director RSUs participate in dividend equivalents, there are two potential classes of management RSUs, one that participates in dividend equivalents, and a second that does not participate in dividend equivalents.  Each RSU represents the right to receive one share of the Company’s common stock and is subject to time-based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

A summary of RSU activity for the nine months ended September 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2022	111,264	$41.89	1.76
Granted	120,834	$39.37	1.74
Vested	(79,592)	$44.47	-
Cancelled and forfeited	(3,805)	$39.43	-

Unvested at September 30, 2023	148,701	$38.52	1.86

Expected to vest in the future at September 30, 2023	144,512	$38.52	1.86

The Company recognized $361 and $276 of compensation expense related to the RSU awards in the three months ended  September 30, 2023 and 2022, respectively.  The Company recognized $3,053 and $2,618 of compensation expense related to the RSU awards in the nine months ended September 30, 2023 and 2022, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2023, expected to be earned through the requisite service period was approximately $2,154 and is expected to be recognized through 2026.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net sales
Work Truck Attachments	$75,879	$108,235	$236,346	$284,375
Work Truck Solutions	68,242	57,865	197,587	171,887
	$144,121	$166,100	$433,933	$456,262
Adjusted EBITDA
Work Truck Attachments	$12,328	$22,929	$44,393	$59,562
Work Truck Solutions	4,985	2,202	8,807	4,307
	$17,313	$25,131	$53,200	$63,869
Depreciation and amortization expense
Work Truck Attachments	$3,298	$3,228	$10,039	$9,618
Work Truck Solutions	2,083	2,005	6,141	6,008
	$5,381	$5,233	$16,180	$15,626
Assets
Work Truck Attachments	$459,138	$454,739
Work Truck Solutions	212,807	200,048
	$671,945	$654,787
Capital Expenditures
Work Truck Attachments	$1,320	$2,741	$4,185	$6,807
Work Truck Solutions	1,335	630	2,707	1,211
	$2,655	$3,371	$6,892	$8,018

Adjusted EBITDA
Work Truck Attachments	$12,328	$22,929	$44,393	$59,562
Work Truck Solutions	4,985	2,202	8,807	4,307
Total Adjusted EBITDA	$17,313	$25,131	$53,200	$63,869
Less items to reconcile Adjusted EBITDA to Income before taxes:
Interest expense - net	4,607	3,266	11,207	7,852
Depreciation expense	2,751	2,603	8,290	7,736
Amortization	2,630	2,630	7,890	7,890
Stock based compensation	-	510	4,236	5,563
Other charges (1)	396	(53)	538	488
Income before taxes	$6,929	$16,175	$21,039	$34,340

(1)	Reflects unrelated legal, severance, restructuring, and consulting fees, and, in 2022, incremental costs incurred related to the COVID-19 pandemic for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 16.4% and 17.9% for the three months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was 20.9% and 21.1% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was impacted by a tax benefit related to the purchase of investment tax credits included in the Company's estimated annual effective tax rate. The effective tax rate for the three and nine months ended September 30, 2022 was impacted by a discrete tax benefit of $916 related to state income tax rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

Changes to accumulated other comprehensive income by component for the nine months ended September 30, 2023 are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2022	$6,115	$3,013	$9,128
Other comprehensive gain before reclassifications	2,238	—	2,238
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(2,441)	(160)	(2,601)
Balance at September 30, 2023	$5,912	$2,853	$8,765

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(216)
Tax expense	56
Reclassification net of tax	$(160)

Realized gains on interest rate swaps reclassified to interest expense	$(3,298)
Tax expense	857
Reclassification net of tax	$(2,441)

Changes to accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2022, are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2021	$(3,524)	$2,471	$(1,053)
Other comprehensive gain before reclassifications	8,138	—	8,138
Amounts reclassified from accumulated other comprehensive income (loss): (1)	1,427	(123)	1,304
Balance at September 30, 2022	$6,041	$2,348	$8,389

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(165)
Tax expense	42
Reclassification net of tax	$(123)

Realized losses on interest rate swaps reclassified to interest expense	$1,928
Tax benefit	(501)
Reclassification net of tax	$1,427

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, labor strikes, global political instability, adverse developments affecting the banking and financial services industries, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic (iii) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (iv) the inability of our suppliers and OEM partners to meet our volume or quality requirements; (v) increases in the price of steel or other materials, including as a result of tariffs or inflationary conditions, necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel or freight,  (vii) the effects of laws and regulations (including those enacted in response to the COVID-19 pandemic) and their interpretations on our business and financial condition, including policy or regulatory changes related to climate change; (viii) a significant decline in economic conditions, including as a result of global health epidemics such as COVID-19; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) the effects of laws and regulations and their interpretations on our business and financial condition; (xiv) our inability to develop new products or improve upon existing products in response to end-user needs; (xv) losses due to lawsuits arising out of personal injuries associated with our products; (xvi) factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program; (xvii) our inability to compete effectively against competition; (xviii) our inability to successfully execute our acquisition strategy; and (xix) our inability to achieve the projected financial performance with the assets of Dejana, which we acquired in 2016 and unexpected costs or liabilities related to such acquisition, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Market Pressures and COVID-19

 As a result of the COVID-19 pandemic, including the market volatility, labor shortages, inflationary pressures, especially around the price of steel, and other economic implications associated with the pandemic and the economic and regulatory measures enacted to contain its spread, our results of operations were impacted in the nine months ended September 30, 2023 and 2022, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We are not able to predict the full impact of the pandemic and related market conditions and pressures on our future financial results as the situation remains unpredictable, but the pandemic and market pressures have had and are likely to continue to have a material impact on our results of operations for the year ended December 31, 2023. In addition, results have been and may continue to be impacted in future quarters due to supply chain constraints and inflation stemming from the pandemic and other market pressures, including the conflict in Ukraine, constraints around chassis and other component parts, including as a result of labor strikes, inflation in materials and freight, and labor availability. In consideration of the COVID-19 pandemic and other market pressures, including the conflict in Ukraine, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future. We are taking appropriate steps to mitigate the effects of the pandemic and other market pressures where possible.

Overview

The following table sets forth, for the three and nine months ended September 30, 2023 and 2022, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2023 and 2022 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net sales	$144,121	$166,100	$433,933	$456,262
Cost of sales	111,992	124,831	329,166	342,696
Gross profit	32,129	41,269	104,767	113,566
Selling, general, and administrative expense	17,998	19,181	64,612	63,578
Intangibles amortization	2,630	2,630	7,890	7,890
Income from operations	11,501	19,458	32,265	42,098
Interest expense, net	(4,607)	(3,266)	(11,207)	(7,852)
Other income (expense), net	35	(17)	(19)	94
Income before taxes	6,929	16,175	21,039	34,340
Income tax expense	1,137	2,895	4,393	7,243
Net income	$5,792	$13,280	$16,646	$27,097

The following table sets forth for the three and nine months ended September 30, 2023 and 2022, the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.7%	75.2%	75.9%	75.1%
Gross profit	22.3%	24.8%	24.1%	24.9%
Selling, general, and administrative expense	12.5%	11.5%	14.9%	14.0%
Intangibles amortization	1.8%	1.6%	1.8%	1.7%
Income from operations	8.0%	11.7%	7.4%	9.2%
Interest expense, net	(3.2)%	(2.0)%	(2.6)%	(1.7)%
Other income (expense), net	-%	-%	-%	-%
Income before taxes	4.8%	9.7%	4.8%	7.5%
Income tax expense	0.8%	1.7%	1.0%	1.6%
Net income	4.0%	8.0%	3.8%	5.9%

Net Sales

Net sales were $144.1 million for the three months ended September 30, 2023 compared to $166.1 million in the three months ended September 30, 2022, a decrease of $22.0, or 13.2%. Net sales were $433.9 million for the nine months ended September 30, 2023 compared to $456.3 million in the nine months ended September 30, 2022, a decrease of $22.4 million, or 4.9%. The decrease in sales for the three and nine months ended September 30, 2023 compared to the same periods in 2022 is a result of lower volumes at our Work Truck Attachments segment. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net sales
Work Truck Attachments	$75,879	$108,235	$236,346	$284,375
Work Truck Solutions	68,242	57,865	197,587	171,887
	$144,121	$166,100	$433,933	$456,262

Net sales at our Work Truck Attachments segment were $75.9 million for the three months ended September 30, 2023 compared to $108.2 million in the three months ended September 30, 2022, a decrease of $32.3 million. Net sales at our Work Truck Attachments segment were $236.3 million for the nine months ended September 30, 2023 compared to $284.4 million in the nine months ended September 30, 2022, a decrease of $48.1 million. The decrease in sales in the three months ended September 30, 2023 was due to a decrease in preseason orders shipped during the quarter compared to the prior year, as well as lower customer reorder activity, somewhat offset by pricing actions implemented to offset inflation. The decrease in sales in the nine months ended September 30, 2023 was primarily due to low snowfall in our core markets leading to lower volumes in 2023, somewhat offset by pricing actions implemented to offset inflation. The most recent snow season ended March 2023 was approximately 14% below the 10-year average. In particular, many large metropolitan areas on the East Coast saw the lowest snowfall levels in decades for the season, which significantly impacted volumes for the segment in 2023.

Net sales at our Work Truck Solutions segment were $68.2 million for the three months ended September 30, 2023 compared to $57.9 million in the three months ended September 30, 2022, an increase of $10.3 million. Net sales at our Work Truck Solutions segment were $197.6 million for the nine months ended September 30, 2023 compared to $171.9 million in the nine months ended September 30, 2022, an increase of $25.7 million. The increase in sales for the three months ended September 30, 2023 compared to the same period in 2022 was a result of higher volumes on improved chassis availability, as well as price increase realization. The increase in sales for the nine months ended September 30, 2023 compared to the same period in 2022 was a result of higher volumes on improved chassis availability, higher sales of Company purchased chassis, which are typically sold at cost, as well as price increase realization.

Cost of Sales

Cost of sales was $112.0 million for the three months ended September 30, 2023 compared to $124.8 million for the three months ended September 30, 2022, a decrease of $12.8 million or 10.3%. Cost of sales was $329.2 million for the nine months ended September 30, 2023 compared to $342.7 million for the nine months ended September 30, 2022, a decrease of $13.5 million or 3.9%. The decrease in cost of sales for the three and nine months ended September 30, 2023 compared to the same periods in the prior year was driven by the lower volumes. Cost of sales as a percentage of sales were 77.7% and 75.9% for the three and nine months ended September 30, 2023, respectively, compared to 75.2% and 75.1% for the three and nine months ended September 30, 2022, respectively. The increase in cost of sales as a percentage of sales for the three months ended September 30, 2023 was due to the lower volumes and product mix. Cost of sales as a percentage of sales was relatively flat for the nine months ended September 30, 2023.

Gross Profit

Gross profit was $32.1 million for the three months ended September 30, 2023 compared to $41.3 million for the three months ended September 30, 2022, a decrease of $9.2 million, or 22.3%. Gross profit was $104.8 million for the nine months ended September 30, 2023 compared to $113.6 million for the nine months ended September 30, 2022, a decrease of $8.8 million, or 7.7%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 24.8% for the three months ended September 30, 2022 to 22.3% for the corresponding period in 2023. As a percentage of net sales, gross profit decreased from 24.9% for the nine months ended September 30, 2022 to 24.1% for the corresponding period in 2023. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $20.6 million for the three months ended September 30, 2023 compared to $21.8 million for the three months ended September 30, 2022, a decrease of $1.2 million, or 5.5%. Selling, general and administrative expenses, including intangibles amortization, were $72.5 million for the nine months ended September 30, 2023 compared to $71.5 million for the nine months ended September 30, 2022, an increase of $1.0 million, or 1.4%. The decrease in the three months ended September 30, 2023 is related to lower incentive-based compensation of $1.4 million and lower stock-based compensation of $0.5 million resulting from the decrease in operating performance, somewhat offset by increased employee compensation and benefits of $1.0 million as a result of inflation and increased healthcare claims. The increase in the nine months ended September 30, 2023 is related to increased employee compensation and benefits of $2.7 million as a result of inflation and increased healthcare claims, and an increase in bad debt expense of $0.5 million compared to the prior year related to the release of previously recorded reserves in the prior year. This increase was somewhat offset by lower incentive-based compensation of $1.3 million and stock-based compensation of $1.3 million resulting from the decrease in operating performance.

Interest Expense

Interest expense was $4.6 million for the three months ended September 30, 2023, an increase compared to the $3.3 million incurred in the same period in the prior year. The increase in interest expense for the three months ended September 30, 2023 was due to higher interest on our revolver of $1.0 million in the three months ended September 30, 2023, due to having higher revolver borrowings during the quarter compared to the prior year. Interest expense was $11.2 million for the nine months ended September 30, 2023, an increase compared to the $7.9 million incurred in the same period in the prior year. The increase in interest expense for the nine months ended September 30, 2023 was due to higher interest on our revolver of $2.3 million in the nine months ended September 30, 2023, due to having higher revolver borrowings compared to the prior year. In addition, the increase in the nine months ended September 30, 2023 was due to higher interest on our term loan of $0.6 million related to higher interest rates. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. The remaining increase in the nine months ended September 30, 2023 relates to an increase in interest on our floor plan agreement of $0.3 million, see Note 5 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the floor plan agreement.

Income Taxes

The Company’s effective tax rate was 16.4% and 17.9% for the three months ended September 30, 2023 and September 30, 2022, respectively. The Company’s effective tax rate was 20.9% and 21.1% for the nine months ended September 30, 2023 and September 30, 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was impacted by a tax benefit related to the purchase of investment tax credits and is included in the annual effective tax rate. The effective tax rate for the three and nine months ended September 30, 2022 was impacted by a discrete tax benefit of $0.9 million related to state income tax rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income

Net income for the three months ended September 30, 2023 was $5.8 million, compared to $13.3 million for the corresponding period in 2022, a decrease of $7.5 million. Net income for the nine months ended September 30, 2023 was $16.6 million, compared to $27.1 million for the corresponding period in 2022, a decrease of $10.5 million. The change in net income for the three and nine months ended September 30, 2023 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” and “— Income Taxes.”  As a percentage of net sales, net income was 4.0% for the three months ended September 30, 2023 compared to 8.0% for the three months ended September 30, 2022. As a percentage of net sales, net income was 3.8% for the nine months ended September 30, 2023 compared to 5.9% for the nine months ended September 30, 2022.

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

As of September 30, 2023, we had $59.6 million of total liquidity, comprised of $11.1 million in cash and cash equivalents and $48.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2022 of approximately $120.2 million, comprised of approximately $20.7 million in cash and cash equivalents and borrowing availability of approximately $99.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2022 is primarily due to the seasonality of our business, as well as an increase of $50.0 million in the borrowing capacity of our revolving credit facility as a result of the January 5, 2023 amendment; see Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories in thousands at September 30, 2023, December 31, 2022 and September 30, 2022.

	As of
	September 30,	December 31,	September 30,
	2023	2022	2022
Cash and cash equivalents	$11,088	$20,670	$2,843
Accounts receivable, net	165,302	86,765	165,266
Inventories	147,246	136,501	133,799

We had cash and cash equivalents of $11.1 million at September 30, 2023 compared to cash and cash equivalents of $20.7 million and $2.8 million at December 31, 2022 and September 30, 2022, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented in thousands.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows (in thousands)	2023	2022	Change	Change

Net cash used in operating activities	$(64,148)	$(74,486)	$10,338	(13.9)%
Net cash used in investing activities	(7,723)	(8,924)	1,201	(13.5)%
Net cash provided by financing activities	62,289	49,289	13,000	26.4%
Change in cash	$(9,582)	$(34,121)	$24,539	(71.9)%

Net cash used in operating activities decreased $10.3 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The decrease in cash used in operating activities was due to a $15.1 million decrease in net income adjusted for reconciling items, offset by favorable changes in working capital of $25.4 million. The largest favorable changes in working capital were a decrease in cash used for inventory related to a larger increase in inventory in the prior year from pulling forward purchases in anticipation of inflationary price increases and supply chain disruptions, and higher material costs due to inflation, as well as a decrease in accounts receivable attributable to the decrease in sales compared to the prior year.

Net cash used in investing activities decreased $1.2 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022 due to a lower level of capital expenditures.

Net cash provided by financing activities increased $13.0 million for the nine months ended September 30, 2023 as compared to the corresponding period in 2022. The increase in cash provided was related to having $101.0 million in revolver borrowings outstanding at September 30, 2023 compared to $84.0 million in revolver borrowings outstanding at September 30, 2022. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. In addition, the increase in cash provided by financing activities is related to executing no stock repurchases in the nine months ended September 30, 2023, compared to $6.0 million in repurchases in the same period in the prior year. Somewhat offsetting the increase in cash provided is a $10.0 million increase in the repayment of long-term debt related to a voluntary pre-payment of debt amortization principal payments, see Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Free Cash Flow

Free cash flow for the three months ended September 30, 2023 was ($0.4) million compared to ($19.6) million in the corresponding period in 2022, an increase of $19.2 million. Free cash flow for the nine months ended September 30, 2023 was ($71.9) million compared to ($83.4) million in the corresponding period in 2022, an increase of $11.5 million. The increase in free cash flow for the nine months ended September 30, 2023 is primarily a result of lower cash used in operating activities of $10.3 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
Net cash provided by (used in) operating activities	$2,079	$(16,282)	$(64,148)	$(74,486)
Acquisition of property and equipment	(2,433)	(3,344)	(7,723)	(8,924)
Free cash flow	$(354)	$(19,626)	$(71,871)	$(83,410)

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

Adjusted EBITDA has limitations as an analytical tool. As a result, you should not consider it in isolation, or as a substitute for net income, operating income, cash flow provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$5,792	$13,280	$16,646	$27,097

Interest expense, net	4,607	3,266	11,207	7,852
Income tax expense	1,137	2,895	4,393	7,243
Depreciation expense	2,751	2,603	8,290	7,736
Amortization	2,630	2,630	7,890	7,890
EBITDA	16,917	24,674	48,426	57,818

Stock-based compensation expense	-	510	4,236	5,563
Other charges (1)	396	(53)	538	488
Adjusted EBITDA	$17,313	$25,131	$53,200	$63,869

(1)	Reflects unrelated legal, severance, restructuring, and consulting fees, and, in 2022, incremental costs incurred related to the COVID-19 pandemic for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Adjusted EBITDA
Work Truck Attachments	$12,328	$22,929	$44,393	$59,562
Work Truck Solutions	4,985	2,202	8,807	4,307
	$17,313	$25,131	$53,200	$63,869

Adjusted EBITDA at our Work Truck Attachments segment was $12.3 million for the three months ended September 30, 2023 compared to $22.9 million in the three months ended September 30, 2022, a decrease of $10.6 million.  Adjusted EBITDA at our Work Truck Attachments segment was $44.4 million for the nine months ended September 30, 2023 compared to $59.6 million in the nine months ended September 30, 2022, a decrease of $15.2 million.  The change in the three and nine months ended September 30, 2023 from the corresponding periods in 2022 was due to low snowfall in our core markets leading to lower volumes. The most recent snow season ended March 2023 was approximately 14% below the 10-year average. In particular, many large metropolitan areas on the East Coast saw the lowest snowfall levels in decades for the season, which significantly impacted volumes for the segment in 2023.

Adjusted EBITDA at our Work Truck Solutions segment was $5.0 million for the three months ended September 30, 2023 compared to $2.2 million in the three months ended September 30, 2022, an increase of $2.8 million.  Adjusted EBITDA at our Work Truck Solutions segment was $8.8 million for the nine months ended September 30, 2023 compared to $4.3 million in the nine months ended September 30, 2022, an increase of $4.5 million. The change in the three and nine months ended September 30, 2023 was due to improved volumes and price increase realization, as well as improved efficiencies.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income (GAAP)	$5,792	$13,280	$16,646	$27,097
Adjustments:
- Stock-based compensation	-	510	4,236	5,563
- Adjustments on derivative not classified as hedge (1)	(172)	(172)	(516)	(516)
- Other charges (2)	396	(53)	538	488
Tax effect on adjustments	(56)	(72)	(1,064)	(1,384)

Adjusted net income (non-GAAP)	$5,960	$13,493	$19,840	$31,248

Weighted average common shares outstanding assuming dilution	22,983,965	22,886,793	22,955,388	22,926,943

Adjusted income per common share - dilutive	$0.25	$0.57	$0.82	$1.32

GAAP diluted earnings per share	$0.24	$0.56	$0.69	$1.14
Adjustments net of income taxes:
- Stock-based compensation	-	0.02	0.13	0.18
- Adjustments on derivative not classified as hedge (1)	(0.01)	(0.01)	(0.02)	(0.02)
- Other charges (2)	0.02	-	0.02	0.02

Adjusted diluted earnings per share (non-GAAP)	0.25	0.57	0.82	1.32

(1)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.

(2)	Reflects unrelated legal, severance, restructuring, and consulting fees, and, in 2022, incremental costs incurred related to the COVID-19 pandemic for the periods presented.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended September 30, 2023.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the nine months ended September 30, 2023 and, although we are starting to see such inflationary pressures ease, we expect ongoing inflationary pressures may also impact our profitability in the remainder of 2023. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In 2022 and in previous years, including in 2019, as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

Because of the seasonality of our sales of Work Truck Attachments products, we experience seasonality in our working capital needs as well. In the first quarter, we typically require capital as we are generally required to build our inventory for the Work Truck Attachments segment in anticipation of our second and third quarter pre-season sales. During the second and third quarters, our working capital requirements rise as our accounts receivable for the Work Truck Attachments segment increase as a result of the sale and shipment of products ordered through our pre-season sales program, and as we continue to build inventory. Working capital requirements peak towards the end of the third quarter and then begin to decline through the fourth quarter through a reduction in accounts receivable for the Work Truck Attachments segment when we receive the majority of the payments for pre-season shipped products.

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

As of September 30, 2023, we had outstanding borrowings under our term loan of $189.4 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2023 by $0.1 million, $0.2 million, and $0.2 million, respectively.

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

As of September 30, 2023, we had $101.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2023 by $0.2 million, $0.3 million, and $0.4 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 9.4% for the three months ended September 30, 2023 compared to 13.2% for the three months ended September 30, 2022. Our steel purchases as a percentage of revenue were 10.2% for the nine months ended September 30, 2023 compared to 14.8% for the nine months ended September 30, 2022. Steel costs increased significantly in 2022 and were near historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic and the conflict in Ukraine. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2023, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Total share repurchases under the 2022 repurchase plan for the three months ended September 30, 2023 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
7/1/2023 - 7/31/2023	-	$-	-	$44,000
8/1/2023 - 8/31/2023	-	-	-	44,000
9/1/2023 - 9/30/2023	-	-	-	44,000
Total	-	$-	-	$44,000

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2023, filed on October 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: October 31, 2023