Form 10-K
period 2023-12-31
DOUGLAS DYNAMICS, INC
filed 2024-02-27
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $687 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At February 27, 2024, the Registrant had outstanding an aggregate of 22,983,965 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 23, 2024, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2023, are incorporated into Part III.

PART  I

Forward Looking Statements

This Annual Report on Form 10‑K contains “forward‑looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward ‑ looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward‑looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward‑looking statements include, but are not limited to:

●	Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change;

●	Our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, labor strikes, global political instability, adverse developments affecting the banking and financial services industries, pandemics and outbreaks of contagious diseases and other adverse public health developments;

●	Our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business;

●	The inability of our suppliers and OEM partners to meet our volume or quality requirements;

●	Increases in the price of steel or other materials, including as a result of tariffs, necessary for the production of our products that cannot be passed on to our distributors;

●	Increases in the price of fuel or freight;

●	The effects of laws and regulations and their interpretations on our business and financial conditions, including policy or regulatory changes related to climate change;

●	A significant decline in economic conditions;

●	Our inability to maintain good relationships with our distributors;

●	Lack of available or favorable financing options for our end‑users, distributors or customers;

●	Inaccuracies in our estimates of future demand for our products;

●	Our inability to protect or continue to build our intellectual property portfolio;

●	Our inability to develop new products or improve upon existing products in response to end‑user needs;

●	The effects of laws and regulations and their interpretations on our business and financial condition;

●	Losses due to lawsuits arising out of personal injuries associated with our products;

●	Factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program; and

●	Our inability to compete effectively against our competition.

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

In our Work Truck Attachments segment, we offer a broad product line of snowplows and sand and salt spreaders for light trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. For the years ended December 31, 2023, 2022 and 2021, 84%, 85% and 84% of our net sales in our Work Truck Attachments segment were generated from sales of snow and ice control equipment, respectively, and 16%, 15% and 16% of our net sales in our Work Truck Attachments segment were generated from sales of parts and accessories, respectively. While we measure sales of parts and accessories separately from snow and ice control equipment, they are integrated with one another and are not separable.

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

Our Work Truck Solutions segment participates in the manufacture of municipal snow and ice control products and offers a complementary line of upfitting services and products. Our Work Truck Solutions products consist of truck and vehicle upfits where we attach component pieces of equipment, truck bodies, racking, and storage solutions with varying levels of complexity to a vehicle chassis, and which are typically used by end-users for work related purposes. Our Work Truck Solutions segment is a premier upfitter of Class 3 - 8 trucks and other commercial work vehicles. We also provide customized turnkey solutions to governmental agencies such as Departments of Transportation (“DOTs”) and municipalities. Additionally, we believe that our Work Truck Solutions segment is a leading specialized manufacturer of storage solutions for trucks and vans and cable pulling equipment for trucks. We believe we are a regional market leader in the truck and vehicle upfitting market. We believe that our Work Truck Solutions business possesses significant customer relationships comprised of approximately 2,700 customers across the truck equipment industry. We have longstanding relationships with many of our Work Truck Solutions customers. We continually seek to grow and strengthen our customer relationships by providing custom solutions to our customers’ evolving specialty upfit needs. We are able to serve our Work Truck Solutions customers’ needs through our bailment and floor plan agreements with original equipment vehicle manufacturers who supply truck chassis, on which we perform custom upfits for our customers.

We believe we are a leader in operational efficiency in our industries, resulting from our application of lean manufacturing principles, our vertical integration, and a highly variable cost structure We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations. During the year ended December 31, 2023 we manufactured our products and upfitted vehicles in five facilities that we own in Milwaukee, Wisconsin; Rockland, Maine; Madison Heights, Michigan; Manchester, Iowa; and Huntley, Illinois. We also lease seventeen manufacturing, service and upfit facilities, located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island. Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers, especially during times of sudden and unpredictable snowfall events when our customers need our products immediately.

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

While snowfall levels vary within a given year and from year‑to‑year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi‑year periods. The following chart depicts aggregate annual and ten‑year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1983 to 2023. As the chart indicates, since 1984, aggregate snowfall levels in any given rolling ten‑year period have been fairly consistent, ranging from 2,782 to 3,345 inches.

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

Long‑term growth in the overall snow and ice control equipment market also results from geographic expansion of developed areas in the snow belt regions of North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada), as well as consumer demand for technological enhancements in snow and ice control equipment and related parts and accessories that improves efficiency and reliability. Continued construction in the snow belt regions in North America increases the aggregate area requiring snow and ice removal, thereby growing the market for snow and ice control equipment. Additionally, there is continued potential for growth within Work Truck Attachments related to the sale of non-truck snow and ice control equipment, including utility terrain vehicle (“UTV”) plows and other such equipment. Additionally, in order to ensure reliable commerce and safe roads, distribution of our ice control equipment continues to expand into states south of the snow belt. The development and sale of more reliable, more efficient and more sophisticated products have contributed to an approximate 2% to 4% average unit price increase in each of 2017 through 2020. In 2021 through 2023, more significant price increases were implemented across both Work Truck Attachments and Work Truck Solutions in response to materials, freight and labor inflation. There were multiple price increases ranging from the low-single digits to low-double digits that were implemented at various points in 2021 through 2023.

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

Long term growth in the truck and vehicle upfit market will depend on technological advances in the component products and advances in the original equipment manufacturer’s vehicles, as well customer demand for such products. Along with technological advancements, end-users are demanding more specialized vehicles specifically related to their unique work related needs, which we expect will further increase demand. Along with technological advancements, products become more complex in the marketplace, thus increasing the importance of the role of the truck upfitter in the value chain. In 2021 through 2023, more significant price increases were implemented across Work Truck Solutions in response to materials, freight and labor inflation. There were multiple price increases ranging from the mid-single digits to low-double digits that were implemented at various points in 2021 through 2023.

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

Broadest and Most Innovative Product Offering in Work Truck Attachments. In our Work Truck Attachments segment, we provide the industry’s broadest product offering with a full range of snowplows, sand and salt spreaders and related parts and accessories. We believe we maintain the industry’s largest and most advanced in‑house new product development program, historically introducing several new and redesigned products each year. Our broad product offering and commitment to new product development is essential to maintaining and growing our leading market share position as well as continuing to increase the profitability of our business. Meanwhile, at our Work Truck Solutions segment, each upfit is customized to the specific needs of our customers.

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

Experienced Management Team. We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the light truck and heavy duty snow and ice control equipment and truck upfitting industries. Our senior management team, consisting of four officers as of December 31, 2023, has an average of approximately eleven years of weather‑related industry experience and an average of over eleven years with our company. On January 1, 2019, Robert McCormick became our President and Chief Executive Officer. He has been with us for over 19 years and has served in various roles, including Chief Operating Officer and Chief Financial Officer, among others. Through management’s strategic vision, we have been able to expand our distributor network and grow what we believe is our market leading position.

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

Distributor Network and Customer Optimization. At our Work Truck Attachment segment, we will continually seek opportunities to expand our extensive distribution network by adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry leading brands within our distribution network to ensure we maximize our ability to generate revenue while protecting our industry leading reputation, customer loyalty and brands. We will also focus on optimizing this network by providing in‑depth training, valuable distributor support and attractive promotional and incentive opportunities. As a result of these efforts, we believe a majority of our distributors choose to sell our products exclusively. We believe this sizable high quality network is unique in the industry, providing us with valuable insight into purchasing trends and customer preferences, and would be very difficult to replicate. At our Work Truck Solutions segment, we have well developed customer relationships resulting from being responsive to the needs of our customers. We will seek opportunities to continue to expand our customer group by increasing throughput, allowing us to grow our customer base and continue to be responsive to our customers’ specialized upfit needs.

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

Order Backlog

We had total backlog of $296.3 million and $368.7 million at December 31, 2023 and 2022, respectively. Backlog information may not be indicative of results of operations for future periods.

Human Capital Management

Our Purpose

Douglas Dynamics is home to the most trusted brands in the industry and is North America’s premier manufacturer and upfitter of work truck attachments and equipment. Our commitment to continuous improvement enables us to consistently produce the highest quality products and drive shareholder value. We serve as trusted partners to our dealers, suppliers and end users, whose businesses benefit from our operational and management expertise.

Our Culture

For more than 75 years, Douglas Dynamics has been manufacturing what we believe to be the best products available on the market. Every day, our employees work hard to meet our customers’ needs, and every day we, as an organization, are focused on fostering a collaborative environment for our employees and offering them the opportunity to have ownership in our company's success. As of December 31, 2023, we employed 1,885 employees, all US based except for 14 employees who work in the Douglas Dynamics Sourcing Office located in Beijing, China. As of February 27, 2024, we employed 1,804 employees, all US based except for 10 employees who work in the Douglas Dynamics Sourcing Office located in Beijing, China. None of our employees are represented by a union and we are not party to any collective bargaining agreements. We believe that our focus on integrity, teamwork and high-performance have enabled us to create an ideal work environment for every one of our employees. Our Board of Directors and our Compensation Committee regularly receive updates from our senior management with respect to our health and safety, diversity and inclusion and our internal talent development initiatives and priorities.

Our commitment to continuous improvement extends well beyond producing the highest quality products or driving shareholder value—we also value the growth, improvement and engagement of our employees.

Creating a culture of excellence is the key to our success, which is why we work hard to give our employees the tools and training to achieve more. We know that when our employees are taken care of, our business partners get the most out of their Douglas Dynamics experience, helping us to remain North America‘s premier manufacturer and upfitter of work truck and equipment.

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

Health & Safety

We are committed to the health and safety of our employees. The environment we provide is based on our vision to create a working environment that places the highest value on the welfare of our employees, to instill a sense of ownership, and to embrace excellence in safety, production and quality of work being done.

●

Our goals are simple: to create added value for our customers through best in class performance in environmental, health and safety practices. We pledge to place the safety and well-being of our employees first and to embody honesty and integrity in the pursuit of our vision of creating a world class safety culture.

●

We are committed to providing world-class products and services that minimize harm to the environment and public health. We are committed not only in regard to our products to our customers but also in the way we conduct internal operations. We look to preserve the environment and will conduct business where feasible in an environmentally sustainable way.

Financing Program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2023, 2022 and 2021, distributors financed purchases of $9.0 million, $15.8 million and $10.5 million through this financing program, respectively. At both December 31, 2023 and December 31, 2022, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2023 and 2022 was $13.7 million and $16.1 million, respectively. We were not required to repurchase repossessed inventory for the years ended December 31, 2023, 2022 and 2021.

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

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 45 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 7 Chinese trademarks, 48 U.S. issued patents, and 6 Canadian patents.

Raw Materials

We have recently experienced increased commodity costs due to market conditions causing the inflation of steel and other commodity prices. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate. See the section titled “–Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further discussion.

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2023 and 2022, we experienced no significant work stoppages because of shortages of raw materials or commodities, although we did have intermittent shutdowns of various facilities in our Work Truck Solutions segment in 2022 due to other supply chain disruptions. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

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

As a manufacturer through our Work Truck Attachments segment of snow and ice control equipment for light trucks and related parts and accessories, our sales depend primarily on the level, timing and location of snowfall in the regions in which we offer our products. A low level or lack of snowfall in any given year in any of the snow‑belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada) will likely cause sales of our Work Truck Attachments products and a portion of our Work Truck Solutions products to decline in such year as well as the subsequent year, which in turn may adversely affect our results of operations and ability to generate cash flow. For example, our 2023 results were impacted by a record low amount of snowfall in the snow season ended March 31, 2023, where major cities along the I-95 corridor on the East Coast did not see any measurable snowfall. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year‑to‑Year Variability.” A sustained period of reduced snowfall events in one or more of the geographic regions in which we offer our products could cause our results of operations to decline and adversely affect our ability to generate cash flow. If unfavorable weather conditions are exacerbated by climate change or otherwise, our results of operations may be affected to a greater degree than we have previously experienced.

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

Steel is a significant raw material used to manufacture our products. During 2023, our raw steel purchases were in amounts equivalent to approximately 10% of our revenue. During 2022, our raw steel purchases were in amounts equivalent to approximately 13% of our revenue. During 2021, our raw steel purchases were in amounts equivalent to approximately 12% of our revenue. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs and other trade restrictions. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the Unites States. Steel prices are volatile and may also increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions are weak and our distributors and end‑users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline.

If petroleum prices increase, then our results of operations could be adversely affected.

Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside of our control. Political events in petroleum‑producing regions, as well as hurricanes and other weather‑related events may cause the price of fuel to increase. If the price of fuel increases, the demand for our products may decline and transportation and freight costs may increase, which would adversely affect our financial condition and results of operations.

Global climate change and related emphasis on ESG matters by various stakeholders could negatively affect our business.

Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions.  There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty.  Such regulatory uncertainty extends to our product portfolio and overall costs of compliance, which may impact the demand for our products and/or require us to make increased capital expenditures to meet new standards and regulations. Further, our customers and the markets we serve may impose emissions or other environmental standards upon us through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet, or which may not be economically feasible for us, due to the required level of capital investment or technological advancement.

There is a growing consensus that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, create financial risk to our business. For example, the demand for our products and services may be affected by unseasonable weather conditions, which was the case for our Work Truck Attachments segment during the snow season ended March 31, 2023, where major cities along the I-95 corridor on the East Coast did not see any measurable snowfall. Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. We could also face indirect financial risks passed through the supply chain, and process disruptions due to climate changes could result in price modifications for our products and the resources needed to produce them.

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

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off‑shore sources. We also have OEM partners that supply truck chassis used in our truck upfitting operations across both segments. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. In addition, as was the case in 2023, 2022, and 2021, an OEM may encounter difficulties and may be unable to deliver truck chassis according to our production needs, as a result of computer chip shortages, labor strikes or otherwise, which may result in the deferral of sales to future periods. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products, components or truck chassis from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end‑user sales, which could have an adverse effect on our business and financial condition.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. In addition, we have portions of our workforce working remotely, which may heighten these risks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

We are heavily dependent on our senior management team. If we are unable to retain, attract, and motivate qualified employees, it may adversely affect our business.

Our continued success depends on the retention, recruitment and continued contributions of key management, finance, sales and marketing personnel, some of whom could be difficult to replace. Our success is largely dependent upon our senior management team. The loss of any one or more of such persons could have an adverse effect on our business and financial condition. Our ability to implement our business plan is dependent on our retaining, hiring, and training a large number of qualified employees every year. Our results of operations could be adversely affected by increased costs due to higher competition for employees, higher employee turnover, or increased employee benefit costs, which could be heightened as a result of adjustments to workforce levels in response to varying levels of demand.

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

In our Work Truck Attachments segment, we primarily compete with regional manufacturers of snow and ice control equipment for light trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. Additionally, in our Work Truck Solutions segment, we compete with other market leaders in the municipal snow and ice manufacturing and truck upfit industries. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for light trucks are The Toro Company (the manufacturer of the Boss brand of snow and ice control equipment) and Buyers Products Company, and that these companies represent our primary competitors for light truck market share for our Work Truck Attachments segment. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for heavy trucks are Monroe and Viking, and that these companies represent our primary competitors for heavy truck market share for our Work Truck Solutions segment. Management believes that other regional market leaders in the truck upfitting industry are Knapheide, Reading, Palfleet and Autotruck, and that these companies represent our primary competitors for the upfit market share for our Work Truck Solutions segment.

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

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 45 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 7 Chinese trademarks, 48 U.S. issued patents, and 6 Canadian patents. Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2023, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non‑compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

As of December 31, 2023, we had approximately $189.4 million of senior secured indebtedness, $47.0 million in outstanding borrowings under our revolving credit facility and $102.5 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

Our ability to comply with the covenants contained in our senior credit facilities or in the agreements governing our future indebtedness, and our ability to avoid liquidity events, may be affected by events, or our future performance, which are subject to factors beyond our control, including prevailing economic, financial, industry and weather conditions, such as the level, timing and location of snowfall and general economic conditions in the snowbelt regions of North America. On January 29, 2024, we amended our credit facility to provide greater financial flexibility by increasing the leverage ratio covenant at December 31, 2023 through June 30, 2024. Our leverage ratio at December 31, 2023 was slightly below the covenant level prior to the amendment. A failure to comply with these covenants could result in a default under our senior credit facilities, which could prevent us from paying dividends, repurchasing equity, borrowing additional amounts and using proceeds of our inventory and accounts receivable, and also permit the lenders to accelerate the payment of such debt. If any of our debt is accelerated or if a liquidity event (or event of default) occurs that results in collateral proceeds being applied to reduce such debt, we may not have sufficient funds available to repay such debt and our other obligations, in which case, our business could be halted and such lenders could proceed against any collateral securing that debt. Further, if the lenders accelerate the payment of the indebtedness under our senior credit facilities, our assets may not be sufficient to repay in full the indebtedness under our senior credit facilities and our other indebtedness, if any. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs to pursue available business opportunities or react to changes in our business and the industry in which we operate.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C.  Cybersecurity

The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes, and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Management's philosophy on cybersecurity is to be vigilant in protecting the Company and its constituents through robust investments and employee awareness to aid in the prevention, detection and mitigation of cyber threats, while recognizing that not all threats are preventable.

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance,” The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with executive leadership, the Company’s ERM function, and the Company’s Vice President of Information Technology.

Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with the members of senior leadership, which includes the Company’s Vice President of Information Technology.

The Vice President of Information Technology, in coordination with executive leadership including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Human Resources Officer (“CHRO”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Vice President of Information Technology monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee when appropriate.

The Vice President of Information Technology has been with the Company for over 25 years in various roles in information technology and information security. The Company’s CEO, CFO and CHRO each hold undergraduate and graduate degrees in their respective fields, and each have over 25 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

Item 2.  Properties

Our significant facilities by location, ownership, and function as of December 31, 2023 are as follows:

Location	Ownership	Products / Use
Milwaukee, Wisconsin	Leased	Corporate headquarters
Milwaukee, Wisconsin (1)	Owned	Work Truck Attachments
Albany, New York	Leased	Work Truck Solutions
Baltimore, Maryland (1)	Leased	Work Truck Solutions
Bucyrus, Ohio	Leased	Work Truck Solutions
Chalfont, Pennsylvania	Leased	Work Truck Solutions
Cinnaminson, New Jersey	Leased	Work Truck Solutions
Fulton, Missouri	Leased	Work Truck Solutions
Huntley, Illinois	Owned	Work Truck Solutions
Kansas City, Missouri	Leased	Work Truck Solutions
Kenvil, New Jersey	Leased	Work Truck Solutions
Kings Park, New York (1)	Leased	Work Truck Solutions
Madison Heights, Michigan	Owned	Work Truck Attachments
Manchester, Iowa	Owned	Work Truck Solutions
Manchester, Iowa	Leased	Work Truck Solutions
Queensbury, New York	Leased	Work Truck Solutions
Rockland, Maine (1)	Owned	Work Truck Attachments
Skowhegan, Maine	Leased	Work Truck Solutions
Smithfield, Rhode Island	Leased	Work Truck Solutions
Watertown, New York	Leased	Work Truck Solutions
China	Leased	Sourcing Office

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

Item 4.  Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers as of February 27, 2024 were as follows:

Management

Name	Age	Position
Robert McCormick	63	President and Chief Executive Officer
Sarah Lauber	52	Executive Vice President, Chief Financial Officer & Secretary
Mark Van Genderen	55	President, Work Truck Attachments
Linda Evans	57	Chief Human Resources Officer

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

Sarah Lauber has been serving as our Executive Vice President, Chief Financial Officer and Secretary since March 2023. Prior to this role, she served as our Chief Financial Officer and Secretary from August 2017 until March 2023. Prior to joining us, Ms. Lauber served as Senior Vice President and Chief Financial Officer of Jason Industries, Inc., a global industrial manufacturing company, since January 2016 and as Jason Industries’ Chief Financial Officer since 2015. Prior to joining Jason Industries, Ms. Lauber served as Senior Vice President, Financial Planning and Analysis at Regal Rexnord Corporation (f/k/a Regal Beloit Corporation), a manufacturer of electric motors, electric motion controls, power generation and power transmission products, from 2011 until 2015. Ms. Lauber previously was employed by A.O. Smith Corporation’s Electrical Products Company (“EPC”) from 2002 until 2011 and held various roles, the latest of which was Chief Financial Officer from 2006 until EPC was acquired by Regal Rexnord in 2011. Ms. Lauber is a member of the Board of Directors of The Timken Company.

Mark Van Genderen has been serving as our President, Work Truck Attachments since January 2023. Prior to this role, he served as our President, Commercial Snow & Ice from September 2021 until January 2023 and as Vice President of Business Development from November 2020 until September 2021.  Prior to his time at Douglas Dynamics, Mr. Van Genderen spent 21 years in various leadership roles at the Harley-Davidson Motor Company, manufacturer of premium motorcycles. While at Harley-Davidson, he held a diverse range of responsibilities including leadership roles in manufacturing, product development, sales and marketing, finance, and dealer development. More recently, he led Harley-Davidson’s expansion in Latin America, the company’s parts and accessories product development function, and the riding gear and lifestyle apparel division including the company’s eCommerce business.

Linda Evans has been serving as our Chief Human Resources Officer since March 2023. Prior to this role, she served as our Vice President, Human Resources from June 2008 until March 2023 and became an executive officer in February 2021. Ms. Evans is an active member of the Society of Human Resources Management and has her Senior Professional HR (SPHR) certification. Prior to joining Douglas Dynamics, Ms. Evans served as the Director of Human Resources for Pentair Filtration from November 1998 to June 2008.

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

At February 27, 2024, there were 61 registered record holders of our Common Stock.

In accordance with our dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. We paid quarterly dividends to the holders of our Common Stock in 2022 and 2023.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2018 and December 31, 2023, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2018 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends. The Russell 2000 was chosen because we do not believe we can reasonably identify an industry index or specific peer group that would offer a meaningful comparison. The Russell 2000 represents a broad-based index of companies with similar market capitalization.

We did not sell any equity securities during 2023 in offerings that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value (the "2022 repurchase plan"). This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company's discretion. Shares repurchased under the 2022 repurchase program are retired.

Total share repurchases under the 2022 repurchase plan for the quarter ended December 31, 2023 were as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
10/1/2023 - 10/31/2023	-	$-	-	$44,000
11/1/2023 - 11/30/2023	-	$-	-	$44,000
12/1/2023 - 12/31/2023	-	$-	-	$44,000
Total	-	$-	-	$44,000

Item 6.  [Reserved]

This item is no longer required as the Company as applied the amendment to Regulations S-K Item 301 contained in the Securities and Exchange Commission’s Release No. 33-10890.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021, 2022 and 2023 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward‑looking statements contained in this Annual Report on Form 10‑K.

Results of Operations

Operating Segments

We conduct\ business in two segments: Work Truck Attachments and Work Truck Solutions. Under this reporting structure, our two reportable business segments are as follows:

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

See Note 16 to the Consolidated Financial Statements for information concerning individual segment performance for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

Macroeconomic Environment

As a result of recent market volatility, supply chain disruptions, labor strikes, labor shortages, inflationary pressures (including around materials, freight, labor and benefits), and other economic trends, our results of operations have been impacted in the years ended December 31, 2023, 2022 and 2021, and may be significantly impacted in future years. See below for further discussion of the impact to our financial statements.

We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  In addition, as discussed under the section "Liquidity and Capital Resources" below, in January 2023, we expanded the borrowing capacity of our revolving credit facility, and in January 2024, we amended our Credit Agreement to increase the minimum required leverage ratio from December 31, 2023 through June 30, 2024.  In consideration of the recent macroeconomic trends, cash on hand and cash we generated from operations, as well as available credit under our senior credit facilities as amended during 2021, provided adequate and incremental funds throughout 2023, and we expect will continue to provide us with adequate funds in the foreseeable future.

In the year ended December 31, 2021, we determined that facility leases related to two locations in our Work Truck Solutions segment were impaired. These two facilities were significantly downsized as part of a restructuring plan, and so it was determined that the carrying value exceeded the fair value of the facilities. As a result, we recorded an impairment of $1.2 million in the year ended December 31, 2021 under Impairment charges in the Company’s Consolidated Statements of Income, offset with a reduction to the Operating lease - right of use asset on our Consolidated Balance Sheets. Going forward, we will amortize the remaining balance of the right of use asset for the impaired leases on a straight line basis. We will continue to amortize the lease liability for the impaired leases over the life of the lease.

Overview

While our Work Truck Solutions operations are not as reliant on snowfall, snowfall is still the primary factor in evaluating our business results due to its significant impact on the results of operations of our Work Truck Attachments segment. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow‑belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2023. During this period, snowfall averaged 3,004 inches, with the low in such period being 1,794 inches and the high being 4,502 inches. Meanwhile, over the last 10 years, snowfall averaged 2,990 inches for the snow periods ending March 31, 2014 through 2023.

During the six‑month snow season ended March 31, 2023, snowfall was 2,661 inches, which was 11.4% lower than averages from 1980 to 2023. During the six‑month snow season ended March 31, 2022, we experienced snowfall that was 13.3% lower than averages from 1980 to 2022. During the six-month snow season ended March 31, 2021, we experienced snowfall that was 9.4% lower than averages from 1980 to 2021.  Snowfall was 11.0% below average during the snow season ended March 31, 2023 when compared to the average over the last 10 years and was the fifth snow season in a row below this average. Snowfall was 14.4% below average during the snow season ended March 31, 2022 when compared to the average over the previous 10 years. Additionally, the timing and location of snowfall can have an impact on our financial results. Specifically, in the snow season ended March 31, 2023, major cities along the I-95 corridor on the East Coast did not see any measurable snowfall. We believe the below-average snowfall in the year ended December 31, 2023 negatively impacted our business in 2023. We believe other factors also had a negative impact, including supply chain constraints. In 2021, 2022 and 2023, we encountered chassis availability issues with certain of our OEM partners, which negatively impacted our business, and which we expect to continue into 2024.

The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2021, 2022 and 2023 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10‑K.

	For the year ended December 31,
	2021	2022	2023
	(in thousands)

Net sales	$541,453	$616,068	$568,178
Cost of sales	399,581	464,612	433,908
Gross profit	141,872	151,456	134,270
Selling, general, and administrative expense	78,844	82,183	78,841
Impairment charges	1,211	-	-
Intangibles amortization	10,682	10,520	10,520
Income from operations	51,135	58,753	44,909
Interest expense, net	(11,839)	(11,253)	(15,675)
Loss on extinguishment of debt	(4,936)	-	-
Other income (expense), net	228	(139)	-
Income before taxes	34,588	47,361	29,234
Income tax expense	3,897	8,752	5,511
Net income	$30,691	$38,609	$23,723

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2021	2022	2023

Net sales	100.0%	100.0%	100.0%
Cost of sales	73.8%	75.4%	76.4%
Gross profit	26.2%	24.6%	23.6%
Selling, general, and administrative expense	14.6%	13.4%	13.9%
Impairment charges	0.2%	0.0%	0.0%
Intangibles amortization	2.0%	1.7%	1.8%
Income from operations	9.4%	9.5%	7.9%
Interest expense, net	(2.2)%	(1.8)%	(2.8)%
Loss on extinguishment of debt	(0.9)%	0.0%	0.0%
Other income (expense), net	0.0%	(0.0)%	0.0%
Income before taxes	6.3%	7.7%	5.1%
Income tax expense	0.7%	1.4%	0.9%
Net income	5.6%	6.3%	4.2%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Sales. Net sales were $568.2 million for the year ended December 31, 2023 compared to $616.1 million in 2022, a decrease of $47.9 million, or 7.8%. Net sales decreased for the year ended December 31, 2023 primarily due to lower volumes at our Work Truck Attachment segment. See below for a discussion of net sales for each of our segments.

	For the year ended December 31,
	2021	2022	2023
Net sales
Work Truck Attachments	$325,707	$382,296	$291,723
Work Truck Solutions	215,746	233,772	276,455
	$541,453	$616,068	$568,178

Net sales at our Work Truck Attachment segment were $291.7 million for the year ended December 31, 2023 compared to $382.3 million in the year ended December 31, 2022, a decrease of $90.6 million primarily due to low snowfall in our core markets leading to lower volumes in 2023, somewhat offset by pricing actions implemented to offset inflation. The most recent snow season ended March 2023 was approximately 11.0% below the 10-year average. In particular, many large metropolitan areas on the East Coast saw the lowest snowfall levels in decades for the season, which significantly impacted volumes for the segment in 2023.

Net sales at our Work Truck Solutions segment were $276.5 million for the year ended December 31, 2023 compared to $233.8 million in the year ended December 31, 2022, an increase of $42.7 million due primarily to higher volumes on improved chassis availability, higher sales of Company purchased chassis, which are typically sold at cost, as well as price increase realization.

Cost of Sales. Cost of sales was $433.9 million for the year ended December 31, 2023 compared to $464.6 million in 2022, a decrease of $30.7 million, or 6.6%. The decrease in cost of sales for the year ended December 31, 2023 compared to the prior year was driven by the lower volumes. Cost of sales as a percentage of net sales increased from 75.4% for the year ended December 31, 2022 to 76.4% for the year ended December 31, 2023. The increase in cost of sales as a percentage of sales in the year ended December 31, 2023 when compared to the year ended December 31, 2022 was primarily due to the lower volumes and product mix.

Gross Profit. Gross profit was $134.3 million for the year ended December 31, 2023 compared to $151.5 million in 2022, a decrease of $17.2 million, or 11.4%, due to the decrease in net sales described above under “—Net Sales.” As a percentage of net sales, gross profit decreased from 24.6% for the year ended December 31, 2022 to 23.6% for the corresponding period in 2023, as a result of the factors discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense. Selling, general and administrative expenses, including intangible asset amortization, were $89.4 million for the year ended December 31, 2023 compared to $92.7 million for the year ended December 31, 2022, a decrease of $3.3 million, or 3.6%. The decrease compared to the year ended December 31, 2022 was due to lower stock based compensation of $5.8 million and incentive-based compensation of $3.2 million resulting from the decrease in operating performance. The decrease was somewhat offset by increased employee compensation and benefits of $2.7 million as a result of inflation and increased healthcare claims, an increase in bad debt expense of $1.8 million compared to the prior year related to the release of previously recorded reserves in the prior year, and an increase in supplies and other discretionary spending. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, increased from 15.1% for the year ended December 31, 2022 to 15.7% for the corresponding period in 2023.

Interest Expense. Interest expense was $15.7 million for the year ended December 31, 2023 compared to $11.3 million in the corresponding period in 2022. The increase in interest expense for the year ended December 31, 2023 was primarily due to  higher interest on our revolver of $3.0 million due to having higher revolver borrowings compared to the prior year. In addition, the increase was due to higher interest on our term loan of $0.5 million related to higher interest rates. See Note 8  to the Consolidated Financial Statements for additional information. The remaining increase relates to an increase in interest on our floor plan agreement of $0.7 million, see Note 5 to the Consolidated Financial Statements for additional information regarding the floor plan agreement.

Income Tax Expense. Our effective combined federal and state tax rate for 2023 was 18.9% compared to 18.5% for 2022. The effective tax rate for the year ended December 31, 2023 was impacted by a tax benefit related to the purchase of investment tax credits included in the annual effective tax rate. The effective tax rate for the year ended December 31, 2022 was lower than historical averages related to higher tax credits and state income tax rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting the deferred taxes is the difference between book and tax amortization of goodwill and other intangible amortization.

Net Income. Net income for the year ended December 31, 2023 was $23.7 million compared to net income of $38.6 million for 2022, a decrease of $14.9 million. This decrease was driven by the factors described above.

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

Impairment Charges. Impairment charges were $0.0 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. The impairment charges in 2021 relate to impairments recorded on leases for two Work Truck Solutions locations where we are significantly reducing our footprint. See Note 6 for additional information.

Interest Expense. Interest expense was $11.3 million for the year ended December 31, 2022 compared to $11.8 million in the corresponding period in 2021. The decrease in interest expense for the year ended December 31, 2022 was primarily due to lower interest paid on our term loan of $2.4 million due to the decrease in principal balance from the June 9, 2021 refinancing. Somewhat offsetting this decrease is an increase in interest expense on our revolving line of credit of $1.6 million in the year ended December 31, 2022 due to having higher revolver borrowings during the year, as well as an increase in the variable interest rate in 2022. Also offsetting this decrease in interest expense was having a ($0.7) million gain in non-cash mark-to-market and amortization adjustments on an interest rate swap not accounted for as a hedge in the year ended December 31, 2022, respectively, compared to a ($1.2) million gain in the year ended December 31, 2021. See Note 8 for additional information.

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

Indefinite Lived Intangible Assets

We perform an annual impairment test for our indefinite lived intangible assets, and more frequently if an event or circumstances indicate that an impairment loss has been incurred. We carry tradenames associated with our reporting units. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of impairment is determined by the amount the carrying value of the intangible asset exceeds its fair value.  If the fair value of the tradename is greater than the carrying amount, there is no impairment. If the carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2023, 2022 and 2021 resulted in no adjustment to the carrying value of our indefinite lived intangible assets.

Our indefinite lived intangible assets could be impaired in future periods. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

●	a prolonged global economic crisis;

●	significant inflation or disruptions in the supply of chassis or component parts, as a result from computer chip shortages, labor strikes or otherwise;

●	a decrease in the demand for our products;

●	the inability to develop new and enhanced products and services in a timely manner;

●	a significant adverse change in legal factors or in the business climate;

●	an adverse action or assessment by a regulator; and

●	successful efforts by our competitors to gain market share in our markets.

At December 31, 2023, our Dejana reporting unit had tradenames of $14.0 million and an estimated fair value of $19.7 million. If we are unable to attain the financial projections used in calculating the fair value, or if there are significant market conditions impacting the market approach, including the factors noted above, our Dejana tradenames could be at risk of impairment. If we experience further delays by our supplier and OEM partners in the production and delivery of chassis for a prolonged period of time, which could negatively affect our financial results, the Dejana tradenames may be impaired. The discount rate and royalty rate used in the calculation of the fair value are sensitive and based on our assumptions, and changes to those assumptions could cause the Dejana tradenames to be at risk of impairment. There were no indicators of impairment subsequent to the December 31, 2023 impairment test.

Goodwill

We perform an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  We have determined we have four reporting units, and all significant decisions are made on a company-wide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2023 and 2022 resulted in no adjustment to the carrying value of our goodwill.

The Work Truck Attachments segment consists of two reporting units: Commercial Snow & Ice and Douglas Dynamics Vertical Integration. Only the Commercial Snow & Ice reporting unit has goodwill.  The impairment tests performed as of  December 31, 2022 and December 31, 2023 indicated no impairment for the Commercial Snow & Ice reporting unit. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. Each of the Municipal and Dejana reporting units had $0 in goodwill at December 31, 2022 and December 31, 2023.

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

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at our discretion. We made $0.0 million in share repurchases during the year ended December 31, 2023. We made $6.0 million in share repurchases during the year ended December 31, 2022.

As of December 31, 2023, we had liquidity comprised of approximately $24.2 million in cash and cash equivalents and borrowing availability of approximately $102.5 million under our revolving credit facility. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. In consideration of macroeconomic factors facing the Company, we expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for both 12 months from the date of this report, as well as beyond 12 months from the date of this report.

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

On January 5, 2023, the Company entered into that certain Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option and increased the revolving commitment under the Credit Agreement by $50.0 million for a total of $150.0 million in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option. On July 11, 2023, the Company entered into Amendment No. 2 to the Credit Agreement, which allows the Company to take out loans of up to $1.0 million against its corporate-owned life insurance policies.

On January 29, 2024, the Company entered into Amendment No. 3 to the Credit Agreement, which modifies the minimum required Leverage Ratio (as defined in the Credit Agreement) of the Company, which is measured as of the last day of each Reference Period (as defined in the Credit Agreement), from 3.50 to 1.00 for each Reference Period to (i) 3.50 to 1.00 for each Reference Period ending on or prior to September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on March 31, 2024 and June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on September 30, 2024 and thereafter.

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

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2021, 2022 and 2023.

	Year ended December 31,
Cash Flows (in thousands)	2021	2022	2023
Net cash provided by operating activities	$60,535	$40,030	$12,469
Net cash used in investing activities	(11,208)	(12,047)	(10,521)
Net cash provided by (used in) financing activities	(53,393)	(44,277)	1,538

Increase (Decrease) in cash	$(4,066)	$(16,294)	$3,486

Sources and Uses of Cash

During the three‑year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre‑season shipping period.

The following table shows our cash and cash equivalents and inventories at December 31, 2021, 2022 and 2023.

	December 31,
	2021	2022	2023
	(in thousands)
Cash and cash equivalents	$36,964	$20,670	$24,156
Accounts receivable, net	71,035	86,765	83,760
Inventories	104,019	136,501	140,390

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

We had cash and cash equivalents of $24.2 million at December 31, 2023 compared to cash and cash equivalents of $20.7 million at December 31, 2022. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2022	2023	Change
Net cash provided by operating activities	$40,030	$12,469	$(27,561)	(68.9%)
Net cash used in investing activities	(12,047)	(10,521)	1,526	12.7%
Net cash provided by (used in) financing activities	(44,277)	1,538	45,815	103.5%

Increase (Decrease) in cash	$(16,294)	$3,486	$19,780	121.4%

Net cash provided by operating activities decreased $27.6 million from the year ended December 31, 2022 to the year ended December 31, 2023. The decrease in cash provided by operating activities was due to a $3.3 million decrease in net income adjusted for reconciling items in the year ended December 31, 2023 and $24.2 million in unfavorable working capital changes. The largest driver negatively impacting working capital was an increase in cash used for accounts payable related to the timing of supplier payments. Somewhat offsetting this unfavorable working capital change was a favorable decrease in cash used for inventory related to a larger increase in inventory in the prior year from pulling forward purchases in anticipation of inflationary price increases and supply chain disruptions, and higher material costs due to inflation, as well as a decrease in cash used for accounts receivable attributable to the decrease in sales compared to the prior year, in particular in the fourth quarter.

Net cash used in investing activities decreased $1.5 million for the year ended December 31, 2023, compared to the corresponding period in 2022 due to a decrease in capital expenditures.

Net cash used in financing activities decreased $45.8 million for the year ended December 31, 2023 as compared to the corresponding period in 2022. The decrease was primarily due to having $47.0 million in revolver borrowings outstanding at December 31, 2023 compared to $0.0 million in revolver borrowings outstanding at December 31, 2022. See Note 8 to the Condensed Consolidated Financial Statements for additional information. In addition, the decrease in cash used in financing activities is related to executing no stock repurchases in the nine months ended September 30, 2023, compared to $6.0 million in repurchases in the same period in the prior year. Somewhat offsetting the decrease in cash used is a $10.0 million increase in the repayment of long-term debt related to a voluntary pre-payment of debt amortization principal payments, see Note 8 to the Condensed Consolidated Financial Statements for additional information.

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

Net cash used in financing activities decreased $9.1 million for the year ended December 31, 2022 as compared to the corresponding period in 2021. The decrease was primarily a result of making a voluntary $20.0 million prepayment on our debt in the year ended December 31, 2021 and no corresponding payment in 2022. We had no outstanding borrowings under our revolving credit facility at either December 31, 2022 or December 31, 2021.  See Note 8 for additional information. Somewhat offsetting this decrease in cash used in financing activities is an increase related to $6.0 million in stock repurchases executed in the year ended December 31, 2022 and no repurchases in the prior year.

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

Net cash provided by operating activities was $12.5 million in the year ended December 31, 2023 as compared to $40.0 million in the year ended December 31, 2022. Free cash flow (as defined below) for the year ended December 31, 2023 was $1.9 million compared to $28.0 million in 2022, a decrease in free cash flow of $26.1 million, or 93.2%. The decrease in free cash flow is primarily a result of a decrease in cash provided by operating activities of $27.6 million and a decrease in capital expenditures of $1.5 million, as discussed above under “Liquidity and Capital Resources.” Free cash flow for the year ended December 31, 2022 was $28.0 million compared to $49.3 million in 2021, a decrease in free cash flow of $21.3 million, or 43.2%. The decrease in free cash flow is primarily a result of a decrease in cash provided by operating activities of $20.5 million and an increase in capital expenditures of $0.8 million.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non‑GAAP measure.

	For the year ended December 31,
	2021	2022	2023
	(in thousands)
Net cash provided by operating activities	$60,535	$40,030	$12,469
Acquisition of property and equipment	(11,208)	(12,047)	(10,521)
Free cash flow	$49,327	$27,983	$1,948

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, pension termination costs, stock based compensation, severance, restructuring charges, loss on disposal of fixed assets related to facility relocations, litigation proceeds, certain non-cash purchase accounting expenses, impairment charges, expenses related to debt modifications, loss on extinguishment of debt, and in 2020 through 2022, incremental costs related to the COVID-19 pandemic. Such COVID-19 related costs included increased expenses directly related to the pandemic, and did not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs were out of the ordinary, unrelated to our business and not representative of our results.  We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

Adjusted EBITDA for the year ended December 31, 2023 was $68.1 million compared to $86.8 million in 2022, a decrease of $18.7 million, or 21.5%. Adjusted EBITDA for the year ended December 31, 2022 was $86.8 million compared to $79.5 million in 2021, an increase of $7.3 million, or 9.2%. In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2019	2020	2021	2022	2023
	(in thousands)
Net income (loss)	$49,166	$(86,553)	$30,691	$38,609	$23,723

Interest expense—net	16,782	20,238	11,839	11,253	15,675
Income tax expense (benefit)	13,451	(12,276)	3,897	8,752	5,511
Depreciation expense	8,256	8,806	9,634	10,418	11,142
Amortization	10,956	10,931	10,682	10,520	10,520
EBITDA	98,611	(58,854)	66,743	79,552	66,571
Purchase accounting (1)	(417)	(2,017)	-	-	-
Stock based compensation	3,239	2,830	5,794	6,730	953
Impairment charges	-	127,872	1,211	-	-
Debt modification expense	-	3,542	-	-	-
Loss on extinguishment of debt	-	-	4,936	-	-
Litigation proceeds	(200)	-	-	-	-
Pension termination	6,609	-	-	-	-
COVID-19 (2)	-	1,391	82	48	-
Other charges (3)	263	128	770	450	598
Adjusted EBITDA	$108,105	$74,892	$79,536	$86,780	$68,122

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

The following table presents Adjusted EBITDA by segment for the years ended December 31, 2022 and 2023.

	For the year ended December 31,
	2022	2023
Adjusted EBITDA
Work Truck Attachments	$78,211	$50,563
Work Truck Solutions	8,569	17,559
	$86,780	$68,122

Adjusted EBITDA at our Work Truck Attachment segment were $50.6 million for the year ended December 31, 2023 compared to $78.2 million in the year ended December 31, 2022, a decrease of $27.6 million primarily due to low snowfall in our core markets leading to lower volumes. The most recent snow season ended March 2023 was approximately 11.0% below the 10-year average. In particular, many large metropolitan areas on the East Coast saw the lowest snowfall levels in decades for the season, which significantly impacted volumes for the segment in 2023.

Adjusted EBITDA at our Work Truck Solutions segment were $17.6 million for the year ended December 31, 2023 compared to $8.6 million in the year ended December 31, 2022, an increase of $9.0 million due to improved volumes and price increase realization, as well as improved efficiencies.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, pension termination costs, severance, restructuring charges, loss on disposal of fixed assets related to facility relocations litigation proceeds, non-cash purchase accounting adjustments, certain charges related to unrelated legal fees and consulting fees, expenses related to debt modifications, loss on extinguishment of debt, incremental costs incurred in 2020 through 2022 related to the COVID-19 pandemic, and adjustments on derivatives not classified as hedges, net of their income tax impact.  Such COVID-19 related costs included increased expenses directly related to the pandemic, and did not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs were out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing our financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of Adjusted Net Income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

	For the year ended December 31,
	2019	2020	2021	2022	2023
	(in thousands, except per share amounts)
Net income (loss) (GAAP)	$49,166	$(86,553)	$30,691	$38,609	$23,723
Adjustments:
- Purchase accounting (1)	(417)	(2,017)	-	-	-
- Stock based compensation	3,239	2,830	5,794	6,730	953
- Impairment charges	-	127,872	1,211	-	-
- Debt modification expense	-	3,542	-	-	-
- Loss on extinguishment of debt	-	-	4,936	-	-
- Litigation proceeds	(200)	-	-	-	-
- Pension termination	6,609	-	-	-	-
- COVID-19 (2)	-	1,391	82	48	-
- Adjustments on derivative not classified as hedge (3)	-	2,854	(1,192)	(688)	(688)
- Other charges (4)	263	128	770	450	598
Tax effect on adjustments	(2,373)	(22,200)	(2,900)	(1,635)	(216)

Adjusted net income (non-GAAP)	$56,287	$27,847	$39,392	$43,514	$24,370

Weighted average common shares outstanding assuming dilution	22,813,711	22,872,032	22,964,732	22,916,824	22,962,591

Adjusted earnings per common share - dilutive (non-GAAP)	$2.42	$1.18	$1.67	$1.84	$1.01

GAAP diluted earnings (loss) per share	$2.11	$(3.81)	$1.29	$1.63	$0.98
Adjustments net of income taxes:
- Purchase accounting (1)	(0.02)	(0.07)	-	-	-
- Stock based compensation	0.11	0.09	0.20	0.21	0.03
- Impairment charges	-	4.72	0.04	-	-
- Debt modification expense	-	0.10	-	-	-
- Loss on extinguishment of debt	-	-	0.16	-	-
- Litigation proceeds	-	-	-	-	-
- Pension termination	0.22	-	-	-	-
- COVID-19 (2)	-	0.05	-	-	-
- Adjustments on derivative not classified as hedge (3)	-	0.09	(0.04)	(0.02)	(0.02)
- Other charges (4)	-	0.01	0.02	0.02	0.02

Adjusted earnings per common share - dilutive (non-GAAP)	$2.42	$1.18	$1.67	$1.84	$1.01

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

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long‑term debt and related interest. We have net unrecognized tax benefits of $2.0 million as of December 31, 2023. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2023.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$189,413	$6,875	$182,538	$-	$-
Operating leases - third parties (2)	21,463	6,244	9,808	3,562	1,849
Interest on long-term debt (3)	34,392	14,601	19,791	-	-

Total contracted cash obligations	$245,268	$27,720	$212,137	$3,562	$1,849

(1)	Long‑term debt obligation is presented net of discount of $0.3 million at December 31, 2023.

(2)

Relates to real estate and equipment operating leases with third parties, including five operating leases for Henderson upfit and service center locations and eleven operating leases for Dejana locations.

(3)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2023.

Senior Credit Facilities

See Note 8 for a description of our senior credit facilities and other debt.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure where annual tax‑deductible intangible and goodwill amortization expense may be utilized in the event we have sufficient taxable income to utilize such benefit. As we have previously acquired businesses possessing significant intangible assets and goodwill, we have created a favorable tax structure where income tax expense is greater than book amortization expense. We expect the deductibility of intangible assets and goodwill amortization expense to exceed book by approximately $5.2 million in the year ended December 31, 2024 if we have the taxable income to utilize such benefit.

Impact of Inflation

Inflation in materials, freight and labor had a material impact on our profitability in 2022, and we expect ongoing inflationary pressures may impact our profitability in 2024. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In 2023 and in previous years, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward. See “Risk Factors— The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline”.

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

Our Work Truck Attachments segment revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our Work Truck Attachments segment first quarter revenue has varied from approximately $19.1 million to approximately $45.8 million between 2018 and 2023. During the last five‑year period, net income (loss) during the first quarter has varied from net income of approximately $1.5 million to a net loss of approximately $13.4 million, with an average net loss of $4.7 million.

While our Work Truck Attachments monthly working capital has averaged approximately $57.6 million from 2021 to 2023, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre‑season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $64.4 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and selling, general and administrative expenditures to account for the year‑to‑year variability of our sales volumes. Management currently estimates that consolidated annual fixed overhead expenses generally range from approximately $65.0 million in low sales volume years to approximately $80.0 million in high sales volume years. Further, management currently estimates that consolidated annual sales, general and administrative expenses other than amortization generally approximate $85.0 million, but can be reduced to approximately $70.0 million to maximize cash flow in low sales volume years, and can increase to approximately $95.0 million to maintain customer service and responsiveness in high sales volume years.

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

As of December 31, 2023, we had outstanding borrowings under our term loan of $189.4 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2023 by $0.5 million, $0.7 million and $0.8 million, respectively.

We are party to interest rate swap agreements to reduce our exposure to interest rate volatility. On June 9, 2021, in conjunction with entering into our Credit Agreement, we re-designated our swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income. The amortization from Accumulated other comprehensive income into earnings from the previous de-designation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap.  On May 19, 2022, we entered into an interest rate swap agreement to further reduce our exposure to interest rate volatility. The interest rate swap has a notional amount of $125.0 million, effective for the period May 31, 2024 through June 9, 2026. We may have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, we will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge. See Note 8 to our Condensed Consolidated Financial Statements for additional details on our interest rate swap agreements.

The interest rate swaps' positive fair value at December 31, 2023 was $4.0 million, of which $3.2 million and $0.8 million are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.

As of December 31, 2023, we had $47.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2023 by $0.7 million, $1.0 million and $1.3 million, respectively.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. Disclosure controls and procedures are defined by Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10‑K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2023.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect such controls.

Item 9B.  Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2023.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (1) (2)
Equity Compensation plans approved by security holders:
2010 Stock Incentive Plan:	97,131	$-	340,160
Equity compensation plans not approved by security holders	-	-	-
Total	97,131	$-	340,160

(1)	Excludes 300,858 shares of restricted stock previously granted under the Amended and Restated 2010 Stock Incentive Plan.

(2)

Calculated excluding the 97,131 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share unit awards and have no exercise price.

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

10.2	Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement, dated as of January 5, 2023, among Douglas Dynamics, L.L.C., Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC, Douglas Dynamics, Inc., the banks and financial institutions listed therein, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Exhibit A thereto) [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed on January 6, 2023 (file No. 001-34728)].
10.3	Amendment No. 2 to Credit Agreement, dated as of July 11, 2023, among Douglas Dynamics, L.L.C., Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC, Douglas Dynamics, Inc., the banks and financial institutions listed therein, as lenders, and JP Morgan Chase Bank, N.A., as administrative agent (which includes the marked Credit Agreement as Exhibit A thereto) [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (File No. 001-34728)].
10.4	Amendment No. 3 to Credit Agreement and Revolving Credit Commitment Increase Supplement, dated as of January 29, 2024, among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C., Fisher, L.L.C., Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., Dejana Truck & Utility Equipment Company, LLC, the banks and financial institutions listed therein, as lenders, and JP Morgan Chase Bank, N.A., as administrative agent [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed on January 30, 2024 (file No. 001-34728)].
10.5#

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

10.27#

Amended and Restated Employment Agreement between Linda Evans and Douglas Dynamics, LLC, effective October 31, 2022 [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (File No. 001-34728)].

10.28#

Employment Agreement between Mark Van Genderen and Douglas Dynamics, LLC, effective January 6, 2023 [Incorporated by reference to Exhibit 10.29 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2022].

10.29#*	Amended and Restated Employment Agreement between Robert McCormick and Douglas Dynamics, LLC, effective October 31, 2022.
21.1*	Subsidiaries of Douglas Dynamics, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97.1*	Compensation Recovery Policy, effective October 2, 2023.
99.1

Proxy Statement for the 2024 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2023; except to the extent specifically incorporated by reference, the Proxy Statement for the 2024 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K]

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2024.

DOUGLAS DYNAMICS, INC.

By:	/s/ Robert McCormick
Robert McCormick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2024.

/s/ Robert McCormick	President and Chief Executive Officer
Robert McCormick	(Principal Executive Officer) and Director

/s/ Sarah Lauber	Executive Vice President & Chief Financial Officer
Sarah Lauber	(Principal Financial Officer)

/s/ Jon J. Sisulak	Vice President, Corporate Controller and Treasurer
Jon J. Sisulak	(Controller)

/s/ James L. Janik	Chairman and Director
James L. Janik

/s/ Joher Akolawala	Director
Joher Akolawala

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Margaret S. Dano	Director
Margaret S. Dano

/s/ Kenneth W. Krueger	Director
Kenneth W. Krueger

/s/ Donald W. Sturdivant	Director
Donald W. Sturdivant

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Douglas Dynamics Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Douglas Dynamics Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Indefinite Lived Intangible Tradename– Dejana– Refer to Note 2 and 7 to the Financial Statements

Critical Audit Matter Description

The Company tests the Dejana indefinite lived intangible tradename for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable by comparing the fair value of the indefinite lived tradename to its carrying value. The Company determines the fair value of the indefinite lived tradename using the relief from royalty method. The significant assumptions used in the determination of the fair value include revenue attributable to the asset, royalty rate and the discount rate, reflecting the risks inherent in the future cash flow stream. Changes in these assumptions could have significant impacts on the fair value of the indefinite lived intangible amount, and the amount of an impairment charge, if any. The Dejana indefinite lived intangible balance was $14 million as of December 31, 2023. The fair value of the Dejana indefinite lived intangible tradename exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized.

The significant estimates and assumptions management makes to estimate the fair value and the sensitivity of Dejana operations to the near-term business disruption from supply chain constraints and chassis availability required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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

February 27, 2024

We have served as the Company's auditor since 2017.

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$24,156	$20,670
Accounts receivable, net	83,760	86,765
Inventories	140,390	136,501
Inventories - truck chassis floor plan	2,217	1,211
Refundable income taxes paid	4,817	-
Prepaid and other current assets	6,898	7,774
Total current assets	262,238	252,921
Property, plant and equipment, net	67,340	68,660
Goodwill	113,134	113,134
Other intangible assets, net	121,070	131,589
Operating leases - right of use asset	18,008	17,432
Non-qualified benefit plan assets	9,195	8,874
Other long-term assets	2,433	4,281
Total assets	$593,418	$596,891

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,374	$49,252
Accrued expenses and other current liabilities	25,817	30,484
Floor plan obligations	2,217	1,211
Operating lease liability - current	5,347	4,862
Income tax payable	-	3,485
Short-term borrowings	47,000	-
Current portion of long-term debt	6,762	11,137
Total current liabilities	118,517	100,431
Retiree benefits and deferred compensation	13,922	14,650
Deferred income taxes	27,903	29,837
Long-term debt, less current portion	181,491	195,299
Operating lease liability - noncurrent	13,887	14,025
Other long-term liabilities	6,133	5,547
Commitments and contingencies (Note 15)
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 22,983,965 and 22,886,793 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	230	229
Additional paid-in capital	165,233	164,281
Retained earnings	59,746	63,464
Accumulated other comprehensive income, net of tax	6,356	9,128
Total shareholders' equity	231,565	237,102
Total liabilities and shareholders' equity	$593,418	$596,891

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2023	2022	2021
Net sales	$568,178	$616,068	$541,453
Cost of sales	433,908	464,612	399,581
Gross profit	134,270	151,456	141,872
Selling, general, and administrative expense	78,841	82,183	78,844
Impairment charges	-	-	1,211
Intangibles amortization	10,520	10,520	10,682
Income from operations	44,909	58,753	51,135
Interest expense, net	(15,675)	(11,253)	(11,839)
Loss on extinguishment of debt	-	-	(4,936)
Other income (expense), net	-	(139)	228
Income before taxes	29,234	47,361	34,588
Income tax expense	5,511	8,752	3,897
Net income	$23,723	$38,609	$30,691
Earnings per share:
Basic earnings per common share attributable to common shareholders	$1.01	$1.65	$1.31
Earnings per common share assuming dilution attributable to common shareholders	$0.98	$1.63	$1.29
Cash dividends declared and paid per share	$1.18	$1.16	$1.14

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended December 31,
	2023	2022	2021
Net income	$23,723	$38,609	$30,691
Other comprehensive income:
Adjustment for pension and postretirement benefit liability, net of tax of ($1) in 2023, ($176) in 2022 and ($120) in 2021	3	541	329
Adjustment for interest rate swap, net of tax of $910 in 2023, ($3,140) in 2022 and ($1,370) in 2021	(2,775)	9,640	4,113
Total other comprehensive income, net of tax	(2,772)	10,181	4,442
Comprehensive income	$20,951	$48,790	$35,133

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2020	22,857,457	$229	$157,758	$47,712	$(5,495)	$200,204
Net income	—	—	—	30,691	—	30,691
Dividends paid	—	—	—	(26,522)	—	(26,522)
Adjustment for pension and postretirement benefit liability, net of tax of ($120)	—	—	—	—	329	329
Adjustment for interest rate swap, net of tax of ($1,370)	—	—	—	—	4,113	4,113
Stock based compensation	123,494	1	5,794	—	—	5,795
Balance at December 31, 2021	22,980,951	$230	$163,552	$51,881	$(1,053)	$214,610
Net income	—	—	—	38,609	—	38,609
Dividends paid	—	—	—	(27,026)	—	(27,026)
Adjustment for pension and postretirement benefit liability, net of tax of ($176)	—	—	—	—	541	541
Adjustment for interest rate swap, net of tax of ($3,140)	—	—	—	—	9,640	9,640
Repurchase of common stock	(171,088)	(2)	(5,999)	—	—	(6,001)
Stock based compensation	76,930	1	6,728	—	—	6,729
Balance at December 31, 2022	22,886,793	$229	$164,281	$63,464	$9,128	$237,102
Net income	—	—	—	23,723	—	23,723
Dividends paid	—	—	—	(27,441)	—	(27,441)
Adjustment for pension and postretirement benefit liability, net of tax of ($1)	—	—	—	—	3	3
Adjustment for interest rate swap, net of tax of $910	—	—	—	—	(2,775)	(2,775)
Stock based compensation	97,172	1	952	—	—	953
Balance at December 31, 2023	22,983,965	$230	$165,233	$59,746	$6,356	$231,565

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2023	2022	2021
Operating activities
Net income	$23,723	$38,609	$30,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,662	20,938	20,316
Amortization of deferred financing costs and debt discount	588	491	894
Loss on extinguishment of debt	-	-	4,936
Loss (gain) on disposal of fixed assets	(56)	111	(220)
Stock-based compensation	953	6,730	5,794
Adjustments on derivatives not designated as hedges	(688)	(688)	(1,192)
Provision (credit) for losses on accounts receivable	320	(1,476)	67
Deferred income taxes	7,561	(3,268)	1,618
Impairment charges	-	-	1,211
Non-cash lease expense	5,097	1,030	1,768
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,684	(14,253)	12,093
Inventories	(3,888)	(32,483)	(24,276)
Prepaid assets, refundable income taxes and other assets	(14,010)	3,422	(1,714)
Accounts payable	(17,123)	21,522	10,418
Accrued expenses and other current liabilities	(8,154)	1,321	42
Benefit obligations and other long-term liabilities	(6,200)	(1,976)	(1,911)
Net cash provided by operating activities	12,469	40,030	60,535
Investing activities
Capital expenditures	(10,521)	(12,047)	(11,208)
Net cash used in investing activities	(10,521)	(12,047)	(11,208)
Financing activities
Repurchase of common stock	-	(6,001)	-
Proceeds from life insurance policy loans	750	-	-
Payments of financing costs	(334)	-	(1,371)
Borrowings on long-term debt	-	-	224,438
Dividends paid	(27,441)	(27,026)	(26,522)
Net revolver borrowings	47,000	-	-
Repayment of long-term debt	(18,437)	(11,250)	(249,938)
Net cash provided by (used in) financing activities	1,538	(44,277)	(53,393)
Change in cash and cash equivalents	3,486	(16,294)	(4,066)
Cash and cash equivalents at beginning of year	20,670	36,964	41,030
Cash and cash equivalents at end of year	$24,156	$20,670	$36,964
Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$7,875	$4,725	$34,432
Supplemental disclosure of cash flow information
Income taxes paid	$14,512	$7,025	$9,768
Interest paid	$18,184	$11,662	$12,307

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

Douglas Dynamics, Inc. (the “Company,”) is a premier manufacturer and upfitter of commercial vehicle attachments and equipment. The Company’s portfolio includes snow and ice management attachments sold under the FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands, turf care equipment under the TURFEX® brand, and industrial maintenance equipment under the SWEEPEX® brand.  The Company’s portfolio also includes the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands. The Company is headquartered in Milwaukee, WI and currently owns manufacturing and upfit facilities in Milwaukee, WI, Manchester IA, Rockland, ME, Madison Heights, MI and Huntley, IL. The Company also leases fifteen manufacturing and upfit and service facilities located in Iowa, Maryland, Missouri, New Jersey, New York, Ohio, Pennsylvania, and Rhode Island. Additionally, the Company operates a sourcing office in China.

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. Financial information regarding these segments is in Note 16 to the Consolidated Financial Statements.

Recently adopted accounting standards

There were no accounting standards adopted in the year ended  December 31, 2023.

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
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

Accounts receivable and allowance for credit losses

The Company carries its accounts receivable at their face amount less an allowance for credit losses. The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. Management evaluated the need for an additional allowance for credit losses related to macroeconomic conditions. Management has not seen indications of customers going out of business and not being able to pay their bills (although the receivables may become more aged). Management believes customers of the Work Truck Attachments segment have long-standing relationships with the Company, and are mature dealers that are likely able to weather current macroeconomic challenges. Many Work Truck Solutions customers are governments and municipal entities who management believes are highly unlikely to default. In addition management believes Work Truck Solutions has long-standing relationships with its customers, and the customers are in general mature dealers that are unlikely to default as a result of current macroeconomic conditions. Therefore, as of December 31, 2023 and 2022, no additional reserve related to current macroeconomic conditions was deemed necessary. As of December 31, 2023, the Company had an allowance for credit losses on its trade accounts receivable of $1,400 and $246 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of  December 31, 2022, the Company had an allowance for credit losses on its trade accounts receivable of $1,000 and $366 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the years ended December 31, 2023 and 2022:

	Balance at	Additions (reductions)			Balance at
	December 31,	charged to		Changes to	December 31,
	2022	earnings	Writeoffs	reserve, net	2023
Year Ended December 31, 2023
Work Truck Attachments	$1,000	$400	$-	$-	$1,400
Work Truck Solutions	366	(80)	(46)	6	246
Total	$1,366	$320	$(46)	$6	$1,646

	Balance at	Additions (reductions)			Balance at
	December 31,	charged to		Changes to	December 31,
	2021	earnings	Writeoffs	reserve, net	2022
Year Ended December 31, 2022
Work Truck Attachments	$1,430	$(432)	$-	$2	$1,000
Work Truck Solutions	1,540	(1,044)	(109)	(21)	366
Total	$2,970	$(1,476)	$(109)	$(19)	$1,366

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2023, 2022 and 2021, distributors financed purchases of $9,022, $15,782 and $10,524 through this financing program, respectively. At both  December 31, 2023 and December 31, 2022, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by distributors to the third party financing company under this program at December 31, 2023 and 2022 was $13,748 and $16,089, respectively. The Company was not required to repurchase any repossessed inventory for the years ended December 31, 2023, 2022 and 2021.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

The Company is a counterparty to interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. On June 13, 2019 the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. From June 13, 2019 through March 18, 2020, the interest rate swap was accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income on the Consolidated Balance Sheets would be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income into earnings during the years ended December 31, 2023 and 2022 was ($1,163) and ($1,163), respectively. A mark-to-market adjustment of $476 and $476 was recorded as Interest expense in the Consolidated Statements of Income for the years ended December 31, 2023 and 2022, respectively, related to the swap.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

On June 9, 2021, in conjunction with entering into the Credit Agreement described below, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income. The amortization from Accumulated other comprehensive income into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive income into earnings in the next twelve months is $286.

On May 19, 2022, the Company entered into an interest rate swap agreement to further reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $125,000 effective for the period May 31, 2024 through June 9, 2026. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge

The fair value of the interest rate swaps, net of tax, is $2,984 and $5,208 at December 31, 2023 and December 31, 2022, respectively, of which $3,331 and $6,115 is included in Accumulated other comprehensive income on the balance sheet as of December 31, 2023 and 2022, respectively. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820 - Fair Value Measurements and Disclosures.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first‑in, first‑out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

The Company records inventories to include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 8.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period. The floor plan obligation is then assumed by the dealer customer upon delivery. At December 31, 2023 and 2022, the Company had $2,217 and $1,211 of chassis inventory and related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

The Company receives, on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis. The aggregate value of all bailment pool chassis on hand as of December 31, 2023 and 2022 was $20,293 and $7,847, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Leases

As of December 31, 2023, seventeen of the Company’s office and upfit and distribution centers were subject to a lease agreement. See Note 6 for additional information on the Company’s leases.

In the year ended December 31, 2021, it was determined that facility leases related to two locations in our Work Truck Solutions segment were impaired. As a result, an impairment of $1,211 was recorded in the year ended December 31, 2021 and is recorded under Impairment charges in the Company’s Consolidated Statements of Income, with an offset being a reduction to the Operating lease - right of use asset on our Consolidated Balance Sheets. See Note 6 for additional information.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
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

Depreciation expense was $11,142, $10,418, and $9,634 for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated useful lives of leasehold improvements is the shorter of the remainder of the lease term and twelve years.

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $6,925, $6,750 and $5,974 for the years ended December 31, 2023, 2022 and 2021, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in results of operations.

Impairment of long‑lived assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long-lived assets were impaired as of  December 31, 2023.

In the year ended December 31, 2021, it was determined that facility leases related to two locations in the Company's Work Truck Solutions segment were impaired. As a result, an impairment of $1,211 was recorded in the year ended December 31, 2021 and is recorded under Impairment charges in the Company’s Consolidated Statements of Income, with an offset being a reduction to the Operating lease - right of use asset on the Company's Consolidated Balance Sheets. See Note 6 for additional information.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
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

The Work Truck Attachments segment consists of two reporting units: Commercial Snow & Ice and Douglas Dynamics Vertical Integration. Only the Commercial Snow & Ice reporting unit has goodwill. The annual impairment tests performed as of December 31, 2023 and December 31, 2022 indicated no impairment for the Commercial Snow & Ice reporting unit, which had goodwill of $113,132 at both December 31, 2023 and 2022. The Work Truck Solutions consists of two reporting units; Municipal and Dejana. Each of the Municipal and Dejana reporting units had $0 in goodwill at December 31, 2022 and December 31, 2023.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangibles over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15 to 19.5 years and noncompete agreements over 4 to 5 years. There were no indicators of impairment during the years ended December 31, 2023 or 2022. The Company had gross intangible assets and accumulated amortization of $273,755 and $152,685, respectively, for the year ended December 31, 2023, of which $177,765 and $109,551 relate to the Work Truck Attachments segment, and $95,990 and $43,134 relate to the Work Truck Solutions segment, respectively. The Company had gross intangible assets and accumulated amortization of $273,755 and $142,166, respectively for the year ended December 31, 2022, of which $177,765 and $104,196 relate to the Work Truck Attachments segment, and $95,990 and $37,970 relate to the Work Truck Solutions segment, respectively.

At December 31, 2023, the Company’s Dejana reporting unit had tradenames of $14,000 and an estimated fair value of $19,700. If the Company is unable to attain the financial projections used in calculating the fair value, or if there are significant market conditions impacting the market approach, the Company’s Dejana tradenames could be at risk of impairment. If the Company experiences further delays by its supplier and OEM partners in the production and delivery of chassis for a prolonged period of time, which could negatively affect the Company’s financial results, the Dejana tradenames may be impaired. The discount rate and royalty rate used in the calculation of the fair value are sensitive and based on the Company’s assumptions, and changes to those assumptions could cause the Dejana tradenames to be at risk of impairment. There were no indicators of impairment subsequent to the December 31, 2023 impairment test.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
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

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2020	$1,736
Deferred financing costs capitalized on new debt	1,409
Write-off of unamortized deferred financing costs	(972)
Amortization of deferred financing costs	(493)
Balance at December 31, 2021	1,680
Amortization of deferred financing costs	(379)
Balance at December 31, 2022	1,301
Deferred financing costs capitalized on new debt	334
Amortization of deferred financing costs	(475)
Balance at December 31, 2023	$1,160

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
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long‑term debt:

	Fair Value at December 31, 2023	Fair Value at December 31, 2022
Assets:
Non-qualified benefit plan assets (a)	$9,195	$8,874
Interest rate swaps (b)	4,033	7,039

Total Assets	$13,228	$15,913

Liabilities:
Long term debt (c)	189,413	207,737

Total Liabilities	$189,413	$207,737

(a)

Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value. The Company had outstanding loans of $750 against these Non-qualified benefit plan assets as of  December 31, 2023 included in Other long-term liabilities on the Consolidated Balance Sheets.

(b)

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $3,174 and $859 at December 31, 2023 are included in Prepaid and other current assets and Other long-term assets, respectively. Interest rate swaps of $4,120 and $2,919 at  December 31, 2022 are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively.

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

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2023, 2022 and 2021.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

Revenue recognition

The Company applies the guidance codified in Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”). Revenue is recognized when or as the Company satisfies a performance obligation. See Note 3 for a more detailed description of revenue recognition policies.

Cost of sales

Cost of sales includes all costs associated with the manufacture of the Company’s products, including raw materials, purchased parts, freight, plant operating expenses, property insurance and taxes, and plant depreciation. All payroll costs and employee benefits for the hourly workforce, manufacturing management, and engineering costs are included in cost of sales.

Related party transactions

There were no related party transactions during 2021, 2022 or 2023.

Warranty cost recognition

The Company accrues for estimated warranty costs as revenue is recognized. All warranties are assurance-type warranties. See Note 10 for further details.

Defined benefit plans

The Company has noncontributory, defined benefit postretirement benefit plans covering certain employees. Management reviews underlying assumptions on an annual basis.  Refer to Note 12 for additional information.

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, website content and displays. The Company participates in trade shows and advertises in the yellow pages and billboards. Advertising expenses amounted to $4,823, $4,699 and $3,884 for the years ended December 31, 2023, 2022 and 2021, respectively. All costs associated with the Company’s advertising programs are expensed as incurred.

Research and development expenses

Research and development expenses include costs to develop new technologies to enhance existing products and to expand the range of product offerings. Research and development expenses amounted to $10,081, $12,159 and $10,152 for the years ended December 31, 2023, 2022 and 2021, respectively.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
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

Accumulated other comprehensive income

Accumulated other comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non‑owner resources and is comprised of net income and “other comprehensive income”. The Company’s other comprehensive income is comprised of the adjustments for postretirement benefit liabilities as well as the impact of its interest rate swaps. See Note 19 for the components of accumulated other comprehensive income.

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

Segment performance is evaluated based on segment net sales and Adjusted EBITDA. See Note 16 for financial information regarding these segments. Sales are primarily within the United States and substantially all assets are located within the United States.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
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
Years ended December 31, 2023, 2022 and 2021
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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. This over time recognition for customer owned vehicles increased revenue by $759, decreased revenue by $136 and increased revenue by $373 for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

Disaggregation of Revenue

The following table provides information about disaggregated revenue by customer type and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

Revenue by customer type was as follows:

Year Ended December 31, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$291,723	$137,134	$428,857
Government	-	73,165	73,165
Fleet	-	58,562	58,562
Other	-	7,594	7,594
Total revenue	$291,723	$276,455	$568,178

Year Ended December 31, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$382,296	$119,900	$502,196
Government	-	56,319	56,319
Fleet	-	49,094	49,094
Other	-	8,459	8,459
Total revenue	$382,296	$233,772	$616,068

Year Ended December 31, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$325,707	$121,349	$447,056
Government	-	46,107	46,107
Fleet	-	38,669	38,669
Other	-	9,621	9,621
Total revenue	$325,707	$215,746	$541,453

Revenue by timing of revenue recognition was as follows:

Year Ended December 31, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$291,723	$178,956	$470,679
Over time	-	97,499	97,499
Total revenue	$291,723	$276,455	$568,178

Year Ended December 31, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$382,296	$145,022	$527,318
Over time	-	88,750	88,750
Total revenue	$382,296	$233,772	$616,068

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

Year Ended December 31, 2021	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$325,707	$137,904	$463,611
Over time	-	77,842	77,842
Total revenue	$325,707	$215,746	$541,453

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the years ended December 31, 2023 and 2022:

Year Ended December 31, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,531	$21,856	$(22,378)	$4,009

Year Ended December 31, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,454	$20,511	$(18,434)	$4,531

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of December 31, 2023 or 2022. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company’s municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized all of the amount that was included in contract liabilities at the beginning of the period as revenue in the years ended December 31, 2023 and 2022.

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
Years ended December 31, 2023, 2022 and 2021
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

4. Inventories

Inventories consist of the following:

	December 31,
	2023	2022

Finished goods	$79,509	$67,006
Work-in-process	14,384	19,037
Raw material and supplies	46,497	50,458
	$140,390	$136,501

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 8.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2023 and 2022, the Company had $2,217 and $1,211 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
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

5. Property, plant and equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2023	2022

Land	$3,969	$3,969
Land improvements	5,589	5,431
Leasehold improvements	6,582	5,844
Buildings	36,719	35,858
Machinery and equipment	79,065	75,190
Furniture and fixtures	25,920	24,605
Mobile equipment and other	5,287	4,927
Construction-in-process	5,125	5,272
Total property, plant and equipment	168,256	161,096
Less accumulated depreciation	(100,916)	(92,436)
Net property, plant and equipment	$67,340	$68,660

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

6. Leases

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

In the year ended December 31, 2021, it was determined that facility leases related to two locations in the Company’s Work Truck Solutions segment were impaired. These two facilities were significantly downsized as part of a restructuring plan, and so it was determined that the carrying value exceeded the fair value of the facilities. As a result, an impairment of $1,211 was recorded in the year ended December 31, 2021 and is recorded under Impairment charges in the Company’s Consolidated Statements of Income, with an offset being a reduction to the Operating lease - right of use asset on the Company’s Consolidated Balance Sheets. Going forward, the remaining balance of the right of use asset for the impaired leases is being amortized on a straight line basis. The lease liability for the impaired leases will continue to be amortized over the life of the lease.

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Consolidated Statements of Income, were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease expense	$5,966	$5,555	$5,663
Short term lease cost	$401	$395	$278
Total lease cost	$6,367	$5,950	$5,941

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Cash paid for amounts included in the measurement of operating lease liabilities	$6,195	$5,753	$5,566
Non-cash lease expense - right-of-use assets	$5,097	$4,745	$1,768
Right-of-use assets obtained in exchange for operating lease obligations	$5,853	$3,768	$2,671

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$18,008	$17,432

Other current liabilities	5,347	4,862
Operating lease liabilities	13,887	14,025
Total operating lease liabilities	$19,234	$18,887

Weighted Average Remaining Lease Term (in months)
Operating leases	53	59

Weighted Average Discount Rate
Operating leases	5.36%	4.69%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2024	$6,244
2025	5,746
2026	4,062
2027	2,297
2028	1,265
Thereafter	1,849
Total Lease Payments	21,463
Less: imputed interest	(2,229)
Total	$19,234

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

7. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2023
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	79,000	1,000
Customer relationships	80,920	42,707	38,213
Patents	21,136	18,249	2,887
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,089	1,370
Amortizable intangibles, net	196,155	152,685	43,470
Total	$273,755	$152,685	$121,070

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2022
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	75,000	5,000
Customer relationships	80,920	37,537	43,383
Patents	21,136	16,994	4,142
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	3,995	1,464
Amortizable intangibles, net	196,155	142,166	53,989
Total	$273,755	$142,166	$131,589

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

Amortization expense for intangible assets was $10,520, $10,520 and $10,682 for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense for the next five years is as follows:

2024	7,520
2025	6,075
2026	5,450
2027	5,450
2028	5,450

The weighted average remaining life for intangible assets is 7.2 years at December 31, 2023.

8. Long‑Term Debt

Long‑term debt is summarized below:

	December 31,
	2023	2022

Term Loan, net of debt discount of $274 and $387 at December 31, 2023 and December 31, 2022, respectively	$189,413	$207,737
Less current maturities	6,762	11,137
Long term debt before deferred financing costs	182,651	196,600
Deferred financing costs, net	1,160	1,301
Long term debt, net	$181,491	$195,299

The scheduled maturities on long term debt at December 31, 2023, are as follows:
2024	$6,875
2025	19,688
2026	162,850
$189,413

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

On  January 5, 2023, the Company entered into Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of   June 9, 2021 (as amended by Amendment No. 1, the “Credit Agreement”), and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option (as defined below) and increased the revolving commitment under the Credit Agreement by $50,000 for a total of $150,000 in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option. Deferred financing costs of $334 are being amortized over the term of the loan. On  July 11, 2023, the Company entered into Amendment No. 2 to the Credit Agreement, which allows the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. Pursuant to Amendment No. 2, the Company had outstanding loans of $750 against its corporate-owned life insurance policies as of  December 31, 2023 included in Other long-term liabilities on the Consolidated Balance Sheets. On January 29, 2024, the Company entered into Amendment No. 3 to the Credit Agreement, which modifies the minimum required Leverage Ratio (as defined in the Credit Agreement) of the Company, which is measured as of the last day of each Reference Period (as defined in the Credit Agreement), from 3.50 to 1.00 for each Reference Period to (i) 3.50 to 1.00 for each Reference Period ending on or prior to September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on March 31, 2024 and June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on September 30, 2024 and thereafter.

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

At December 31, 2023, the Company had outstanding borrowings under the term loan of $189,413, $47,000 in outstanding borrowings on the revolving credit facility and remaining borrowing availability of $102,450. During the year ended  December 31, 2023, the Company made a voluntary pre-payment of $10,000 of debt amortization principal payments under the Company's Credit Agreement. The Company made a voluntary payment of $20,000 on its debt on March 31, 2021.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of December 31, 2023, the Company is in compliance with the respective covenants.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive loss on the Consolidated Balance Sheets would be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive loss into earnings during the years ended December 31, 2023 and 2022 was ($1,163) and ($1,163), respectively. A mark-to-market adjustment of $476 and $476 was recorded as Interest expense in the Consolidated Statements of Income for the years ended December 31, 2023 and 2022, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive loss. The amortization from Accumulated other comprehensive income into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive loss into earnings in the next twelve months is $286.

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

The interest rate swaps' positive fair value at  December 31, 2023 was $4,033, of which $3,174 and $859 are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.  The interest rate swap’s positive fair value at  December 31, 2022 was $7,039, of which $4,120 and $2,919 are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.

The Company receives on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2023 and 2022 was $20,293 and $7,847, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2023, rates were based on prime (8.50% at December 31, 2023) plus a margin ranging from 0% to 8%. During 2023, the Company incurred $344 in interest on the bailment pool arrangement. During 2022, the Company incurred $11 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $5,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017, which the Company renewed through February 24, 2024.  Under the floor plan agreement the Company receives truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from the Company to the dealer customer. The note bears interest at an adjusted SOFR rate, plus an applicable rate of 1.75%. The obligation under the floor plan agreement as of December 31, 2023 and 2022 is $2,217 and $1,211, respectively. During 2023, the Company incurred $734 in interest on the floor plan arrangements. During 2022, the Company incurred $321 in interest on the floor plan arrangements.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2023	2022

Payroll and related costs	$5,772	$10,805
Employee benefits	7,937	8,863
Accrued warranty	4,068	4,558
Other	8,040	6,258
	$25,817	$30,484

10. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to two years after the date of purchase by the end‑user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end‑user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) using the expected value method, and is based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. All of the Company’s warranties are assurance-type warranties. The warranty reserve is $6,957 at December 31, 2023 of which $2,889 is included in Other long-term liabilities and $4,068 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet. At December 31, 2022, the warranty reserve is $7,876 of which $3,318 is included in Other long term liabilities and $4,558 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2023	2022	2021

Balance at the beginning of the period	7,876	6,368	5,812
Warranty provision	2,684	4,835	5,270
Claims paid/settlements	(3,603)	(3,327)	(4,714)
Balance at the end of the period	6,957	7,876	6,368

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

11. Income Taxes

The provision for income tax expense consists of the following:

	Year ended December 31
	2023	2022	2021
Current:
Federal	$(2,854)	$10,515	$4,246
State	804	1,505	(1,967)
	(2,050)	12,020	2,279
Deferred:
Federal	7,709	(2,187)	1,874
State	(148)	(1,081)	(256)
	7,561	(3,268)	1,618
	$5,511	$8,752	$3,897

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Federal income tax expense at statutory rate	$6,139	$9,946	$7,264
State taxes, net of federal benefit	762	1,445	(1,329)
Valuation allowance	(67)	(1,202)	(101)
Change in uncertain tax positions, net	225	356	(705)
Research and development credit	(1,012)	(1,333)	(859)
Investment tax credit	(682)	-	-
State rate change	92	(168)	(652)
Other	54	(292)	279
	$5,511	$8,752	$3,897

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$413	$341
Inventory reserves	1,468	1,367
Warranty liability	1,690	1,856
Deferred compensation	2,124	2,349
Earnout liabilities	-	245
Pension and retiree health benefit obligations	1,225	1,344
Accrued vacation	1,137	1,278
Research expenditures	5,842	3,711
Operating lease liabilities	4,730	4,648
Net operating losses	1,663	2,126
Other accrued liabilities	4,376	4,301
State credit carryforwards	1,032	-
Other	404	990
Valuation allowance	(2,005)	(2,071)
Total deferred tax assets	24,099	22,485
Deferred tax liabilities:
Interest rate swaps	(994)	(1,729)
Tax deductible goodwill and other intangibles	(35,974)	(35,492)
Accelerated depreciation	(9,924)	(10,225)
Operating leases - right of use assets	(4,430)	(4,288)
Other	(680)	(588)
Total deferred tax liabilities	(52,002)	(52,322)
Net deferred tax liabilities	$(27,903)	$(29,837)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $1,203. These loss carry-forwards began to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $1,545 is necessary at December 31, 2023 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit. The Company also carries a valuation allowance for approximately $460 related to non-state net operating loss carry-forwards which are likely to expire prior to the Company’s ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2023	2022	2021
Balance at beginning of year	$1,519	$1,214	$1,954
Increases for tax positions taken in the current year	277	350	311
Decreases due to settlements with taxing authorities	-	-	(991)
Decreases due to lapses in the statute of limitations	(95)	(45)	(60)
Balance at the end of year	$1,701	$1,519	$1,214

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $1,701 at December 31, 2023. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $662 and $581 of accrued interest and penalties is reported as an income tax liability at December 31, 2023 and 2022, respectively. The liability for unrecognized tax benefits is reported in Other Long‑term Liabilities on the Consolidated Balance Sheets at December 31, 2023 and 2022.

The Company files income tax returns in the United States (federal) and various states. Tax years open to examination by tax authorities under the statute of limitations include 2020, 2021 and 2022 for Federal and 2019 through 2022 for most states. Tax returns for the 2023 tax year have not yet been filed.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and required taxpayers to amortize them over a period of five years for tax purposes. This mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities.

12. Employee Retirement Plans

Postretirement benefits

The Company provides postretirement healthcare benefits for certain employee groups. The postretirement healthcare plans are contributory and contain certain other cost‑sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest until they retire from active employment with the Company and have at least twelve years of service. These benefits can be amended or terminated at any time and are subject to the same ongoing changes as the Company’s healthcare benefits for employees with respect to deductible, co‑insurance and participant contributions. Postretirement benefits of $4,692 and $5,230 as of  December 31, 2023 and December 31, 2022, respectively, are included in Retiree benefits and deferred compensation in the Consolidated Balance Sheets. Postretirement benefits of $280 and $240 as of December 31, 2023 and December 31, 2022, respectively, are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
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

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31,
	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,470	$6,261
Service cost	77	115
Interest cost	266	153
Participant contributions	70	59
Changes in actuarial assumptions	(360)	(972)
Benefits paid	(551)	(146)
Projected benefit obligation at end of year	$4,972	$5,470
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$280	$240
Retiree health benefit obligation	4,692	5,230
	$4,972	$5,470

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2023	2022	2021
Components of net postretirement health benefit cost:
Service cost	$77	$115	$137
Interest cost	266	153	137
Amortization of net gain	(539)	(400)	(312)
Net postretirement healthcare benefit cost	$(196)	$(132)	$(38)

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Discount rate	5.0%	2.5%	2.1%
Immediate healthcare cost trend rate	*	**	***
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	60	60

*	Health Care Cost Trend rate is assumed to be 7.5% beginning in 2023 gradually reducing to an ultimate rate of 4.5% in 2032.

**	Health Care Cost Trend rate is assumed to be 7.5% beginning in 2022 gradually reducing to an ultimate rate of 4.5% in 2031.

***	Health Care Cost Trend rate is assumed to be 7.0% beginning in 2021 gradually reducing to an ultimate rate of 4.5% in 2030.

The discount rate used to determine the benefit obligation at December 31, 2023 and 2022 is 4.7% and 5.0%, respectively. For December 31, 2023, the health care cost trend rate is assumed to be 7.5% beginning in 2023 gradually reducing to an ultimate rate of 4.5% in 2032. For December 31, 2022, the health care cost trend rate is assumed to be 7.5% beginning in 2022 gradually reducing to an ultimate rate of 4.5% in 2031. For December 31, 2021, the health care cost trend rate is assumed to be 7.0% beginning in 2021 gradually reducing to an ultimate rate of 4.5% in 2030.

No actuarial gains (losses) remain in accumulated other comprehensive income related to pension due to the termination of the plans. The amount included in accumulated other comprehensive income, net of tax, at December 31, 2023, which has not yet been recognized in net periodic OPEB cost was a net actuarial gain of $3,025.

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

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. The Company matching contributions to the plan were approximately $5,172, $4,999 and $4,334 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company made non‑discretionary employer contributions of $0, $0 and $0 in the years ended December 31, 2023, 2022 and 2021, respectively. The Company made discretionary employer contributions of $470 in the year ended December 31, 2021.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

Non‑qualified plan

The Company also maintains a supplemental non‑qualified plan for certain officers and other key employees. Expense for this plan was $222, $378 and $475 for the years ended December 31, 2023, 2022 and 2021, respectively. The amount accrued was $9,229, $9,420 and $11,139 as of December 31, 2023, 2022 and 2021, respectively and is included in Retiree benefits and deferred compensation on the Consolidated Balance Sheets. Amounts were determined based on the fair value of the liability at December 31, 2023, 2022 and 2021, respectively. The Company holds assets that are substantially equivalent to the liability and are intended to fund the liability. Non-qualified plan assets of $9,195 and $8,874 at December 31, 2023 and December 31, 2022, respectively, are included as Non-qualified benefit plan assets on the Consolidated Balance Sheets. The Company had outstanding loans of $750 against its corporate-owned life insurance policies as of  December 31, 2023 included in Other long-term liabilities on the Consolidated Balance Sheets, see Note 8 for additional information.

13. Stock‑Based Compensation

2010 Stock Incentive Plan

In in May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders and the plan’s term was extended further by the stockholders at the Company’s 2020 annual meeting of stockholders. The 2010 Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may be performance‑based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non‑employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock may be issued pursuant to all awards under the 2010 Plan. As of December 31, 2023, the Company had 340,160 shares of common stock available for future issuance of awards under the 2010 Plan. The shares of common stock to be issued under the 2010 Plan will be made available from authorized and unissued Company common stock.

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

In 2013, the Company’s compensation committee approved a retirement provision for RSUs issued to management. The retirement provision provides that members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. As the retirement provision does not qualify as a substantive service condition, the Company incurred $1,887, $3,724 and $2,988 in additional expense related to each year's grant in the years ended December 31, 2023, 2022 and 2021, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. The Company’s nominating and governance committee also approved a retirement provision for the RSUs issued to non‑employee directors that accelerates the vesting of such RSUs upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

A summary of RSU activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2020	36,022	42.73	1.40
Granted	134,218	44.48	1.07
Vested	(88,225)	39.73
Cancelled and forfeited	(2,112)	44.48
Unvested at December 31, 2021	79,903	48.87	1.91
Granted	117,969	36.70	1.27
Vested	(79,265)	40.80
Cancelled and forfeited	(7,343)	46.15
Unvested at December 31, 2022	111,264	41.89	1.76
Granted	155,695	36.83	1.70
Vested	(79,592)	44.47
Cancelled and forfeited	(4,144)	38.74

Unvested at December 31, 2023	183,223	$36.54	1.72

Expected to vest in the future at December 31, 2023	178,275	$36.54	1.72

The Company recognized $3,700, $2,947 and $3,292 of compensation expense related to the RSU awards in the years ended December 31, 2023, 2022 and 2021, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2023, expected to be earned through the requisite service period was approximately $2,474 and is expected to be recognized through 2026.

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

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2023, 2022 and 2021 that are subject to performance conditions over a three year performance period beginning in the year of the grant. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the measurement period. Currently the Company expects participants to earn 42,555, 24,688 and 29,888 shares related to the 2023, 2022 and 2021 performance share grants, respectively. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. In the first quarter of 2023 there were 16,502 performance share units that converted into RSUs related to the 2020 performance share grants. The fair value per share of the awards is the closing stock price on the date of grant, which was $37.36, $37.57 and $49.96 for the 2023, 2022 and 2021 grants, respectively. The Company recognized ($2,747), $3,783 and $2,502 of compensation expense related to the awards in the years ended December 31, 2023, 2022 and 2021, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2023, expected to be recognized through the requisite service period was $776 and is expected to be recognized through 2026.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

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

	2023	2022	2021
Basic earnings per common share
Net income	$23,723	$38,609	$30,691
Less income allocated to participating securities	528	741	503
Net income allocated to common shareholders	$23,195	$37,868	$30,188
Weighted average common shares outstanding	22,962,591	22,915,543	22,954,523
	$1.01	$1.65	$1.31
Earnings per common share assuming dilution
Net income	$23,723	$38,609	$30,691
Less income allocated to participating securities	528	741	503
Net income allocated to common shareholders	$23,195	$37,868	$30,188
Weighted average common shares outstanding	22,962,591	22,915,543	22,954,523
Incremental shares applicable to stock based compensation	-	1,281	10,209
Weighted average common shares assuming dilution	22,962,591	22,916,824	22,964,732
	$0.98	$1.63	$1.29

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
Years ended December 31, 2023, 2022 and 2021
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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	2023	2022	2021

Net sales
Work Truck Attachments	$291,723	$382,296	$325,707
Work Truck Solutions	276,455	233,772	215,746
	$568,178	$616,068	$541,453
Adjusted EBITDA
Work Truck Attachments	$50,563	$78,211	$77,369
Work Truck Solutions	17,559	8,569	2,167
	$68,122	$86,780	$79,536
Depreciation and amortization expense
Work Truck Attachments	$13,431	$12,901	$11,937
Work Truck Solutions	8,231	8,037	8,379
	$21,662	$20,938	$20,316
Assets
Work Truck Attachments	$392,920	$397,557	$384,566
Work Truck Solutions	200,498	199,334	187,910
	$593,418	$596,891	$572,476
Capital expenditures
Work Truck Attachments	$6,459	$9,526	$10,434
Work Truck Solutions	3,307	2,876	1,447
	$9,766	$12,402	$11,881

Adjusted EBITDA
Work Truck Attachments	$50,563	$78,211	$77,369
Work Truck Solutions	17,559	8,569	2,167
Total Adjusted EBITDA	$68,122	$86,780	$79,536
Less items to reconcile Adjusted EBITDA to Income before taxes:
Interest expense - net	15,675	11,253	11,839
Depreciation expense	11,142	10,418	9,634
Amortization	10,520	10,520	10,682
Stock based compensation	953	6,730	5,794
Impairment charges	-	-	1,211
Loss on extinguishment of debt	-	-	4,936
Other charges (1)	598	498	852
Income before taxes	$29,234	$47,361	$34,588

(1)	Reflects unrelated legal, severance, restructuring, and consulting fees, and, in 2021 and 2022, incremental costs incurred related to the COVID-19 pandemic for the periods presented.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

17. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2023 and 2022, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 22,983,965 and 22,886,793 shares were issued and outstanding as of December 31, 2023 and 2022, respectively. The par value of the common stock is $0.01 per share.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company’s assets and funds remaining after payment of liabilities.

18. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended  December 31, 2023, 2022 and 2021 are as follows:

	Balance at	Additions
	beginning	charged to	Changes to	Balance at
	of year	earnings	reserve, net (1)	end of year
Year ended December 31, 2023
Allowance for credit losses	$1,366	$320	$(40)	$1,646
Valuation of deferred tax assets	2,071	-	(66)	2,005
Year ended December 31, 2022
Allowance for credit losses	$2,970	$(1,476)	$(128)	$1,366
Valuation of deferred tax assets	3,273	-	(1,202)	2,071
Year ended December 31, 2021
Allowance for credit losses	$2,929	$67	$(26)	$2,970
Valuation of deferred tax assets	3,374	-	(101)	3,273

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
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

19. Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the year ended December 31, 2023 is as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2022	$6,115	$3,013	$9,128
Other comprehensive gain before reclassifications	607	411	1,018
Amounts reclassified from accumulated other comprehensive income: (1)	(3,391)	(399)	(3,790)
Balance at December 31, 2023	$3,331	$3,025	$6,356

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(539)
Tax expense	140
Reclassification net of tax	$(399)

Realized gains on interest rate swaps reclassified to interest expense	$(4,583)
Tax expense	1,192
Reclassification net of tax	$(3,391)

(a)     – These components are included in the computation of benefit plan costs in Note 12.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive income by component for the year ended  December 31, 2022 is as follows:

	Unrealized
	Net Loss	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2021	$(3,524)	$2,471	$(1,053)
Other comprehensive gain before reclassifications	8,587	838	9,425
Amounts reclassified from accumulated other comprehensive income: (1)	1,052	(296)	756
Balance at December 31, 2022	$6,115	$3,013	$9,128

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(400)
Tax expense	104
Reclassification net of tax	$(296)

Realized losses on interest rate swaps reclassified to interest expense	$1,421
Tax expense	(369)
Reclassification net of tax	$1,052

(a) – These components are included in the computation of benefit plan costs in Note 12.

20. Quarterly Financial Information (Unaudited)

	2023
	First	Second	Third	Fourth

Net sales	$82,545	$207,267	$144,121	$134,245
Gross profit	$11,275	$61,363	$32,129	$29,503
Income (loss) before taxes	$(16,626)	$30,736	$6,929	$8,195
Net income (loss)	$(13,110)	$23,964	$5,792	$7,077
Basic net earnings (loss) per common share attributable to common shareholders	$(0.58)	$1.02	$0.25	$0.30
Earnings (loss) per common share assuming dilution attributable to common shareholders	$(0.58)	$1.01	$0.24	$0.29
Dividends per share	$0.30	$0.30	$0.30	$0.30

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2023, 2022 and 2021
(Dollars in Thousands Except Per Share Data)

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

21. Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires that entities disclose significant segment expenses and enhances disclosure around segment reporting. The standard is effective for annual periods beginning after December 15, 2023. The Company will adopt this standard in fiscal 2024. The Company has identified and is in the process of implementing changes to processes and controls to meet the standard’s updated reporting and disclosure requirements.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which enhances disclosure around income taxes. The standard is effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the standard’s updated disclosure requirements.

22. Subsequent Events

On January 29, 2024, the Company entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 3 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement by modifying the minimum required Leverage Ratio (as defined in the Credit Agreement) of Douglas Dynamics, L.L.C, which is measured as of the last day of each Reference Period (as defined in the Credit Agreement), from 3.50 to 1.00 for each Reference Period to (i) 3.50 to 1.00 for each Reference Period ending on or prior to September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on March 31, 2024 and June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on September 30, 2024 and thereafter.

In January 2024, the Company implemented the 2024 Cost Savings Program, which is primarily in the form of salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. The Company expects to incur restructuring expenses related to this program, primarily in the first quarter of 2024.