Form 10-Q
period 2024-03-31
DOUGLAS DYNAMICS, INC
filed 2024-04-30
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of registrant’s common shares outstanding as of April 30, 2024 was 23,094,047.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,974	$24,156
Accounts receivable, net	58,580	83,760
Inventories	174,768	140,390
Inventories - truck chassis floor plan	3,132	2,217
Refundable income taxes paid	6,220	4,817
Prepaid and other current assets	6,544	6,898
Total current assets	251,218	262,238
Property, plant, and equipment, net	64,180	67,340
Goodwill	113,134	113,134
Other intangible assets, net	118,440	121,070
Operating lease - right of use asset	16,687	18,008
Non-qualified benefit plan assets	9,976	9,195
Other long-term assets	3,441	2,433
Total assets	$577,076	$593,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,125	$31,374
Accrued expenses and other current liabilities	23,580	25,817
Floor plan obligations	3,132	2,217
Operating lease liability - current	5,309	5,347
Short term borrowings	55,000	47,000
Current portion of long-term debt	10,981	6,762
Total current liabilities	122,127	118,517
Retiree benefits and deferred compensation	14,722	13,922
Deferred income taxes	27,999	27,903
Long-term debt, less current portion	177,141	181,491
Operating lease liability - noncurrent	12,596	13,887
Other long-term liabilities	5,333	6,133
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,094,047 and 22,983,965 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	231	230
Additional paid-in capital	165,587	165,233
Retained earnings	44,644	59,746
Accumulated other comprehensive income, net of tax	6,696	6,356
Total stockholders’ equity	217,158	231,565
Total liabilities and stockholders’ equity	$577,076	$593,418

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(unaudited)

Net sales	$95,655	$82,545
Cost of sales	76,735	71,270
Gross profit	18,920	11,275
Selling, general, and administrative expense	21,488	22,442
Impairment charges	1,224	—
Intangibles amortization	2,630	2,630
Loss from operations	(6,422)	(13,797)
Interest expense, net	(3,524)	(2,864)
Other income, net	3	35
Loss before taxes	(9,943)	(16,626)
Income tax benefit	(1,591)	(3,516)
Net loss	$(8,352)	$(13,110)
Weighted average number of common shares outstanding:
Basic	23,009,369	22,906,845
Diluted	23,009,369	22,906,845
Loss per common share:
Basic	$(0.37)	$(0.58)
Diluted	$(0.37)	$(0.58)
Cash dividends declared and paid per share	$0.30	$0.30
Comprehensive loss	$(8,012)	$(14,699)

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(unaudited)

Operating activities
Net loss	$(8,352)	$(13,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,345	5,357
Gain on disposal of fixed asset	(6)	(60)
Amortization of deferred financing costs and debt discount	147	145
Stock-based compensation	355	957
Adjustments on derivatives not classified as hedges	(172)	(172)
Provision for losses on accounts receivable	179	175
Deferred income taxes	96	(1,125)
Impairment charges	1,224	-
Non-cash lease expense	1,364	1,018
Changes in operating assets and liabilities:
Accounts receivable	25,001	38,367
Inventories	(34,378)	(48,082)
Prepaid assets, refundable income taxes and other assets	(3,250)	(3,376)
Accounts payable	(6,695)	(24,891)
Accrued expenses and other current liabilities	(2,238)	(11,882)
Benefit obligations, long-term liabilities, and other	(241)	(237)
Net cash used in operating activities	(21,621)	(56,916)
Investing activities
Capital expenditures	(1,328)	(2,748)
Net cash used in investing activities	(1,328)	(2,748)
Financing activities
Payments on life insurance policy loans	(204)	-
Payments of financing costs	(279)	(334)
Dividends paid	(6,750)	(6,960)
Net revolver borrowings	8,000	52,000
Repayment of long-term debt	-	(2,812)
Net cash provided by financing activities	767	41,894
Change in cash and cash equivalents	(22,182)	(17,770)
Cash and cash equivalents at beginning of period	24,156	20,670
Cash and cash equivalents at end of period	$1,974	$2,900

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$3,211	$1,042

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended March 31, 2024
Balance at December 31, 2023	22,983,965	$230	$165,233	$59,746	$6,356	$231,565
Net loss	—	—	—	(8,352)	—	(8,352)
Dividends paid	—	—	—	(6,750)	—	(6,750)
Adjustment for postretirement benefit liability, net of tax of $14	—	—	—	—	(40)	(40)
Adjustment for interest rate swap, net of tax of ($133)	—	—	—	—	380	380
Stock based compensation	110,082	1	354	—	—	355
Balance at March 31, 2024	23,094,047	$231	$165,587	$44,644	$6,696	$217,158

Three Months Ended March 31, 2023
Balance at December 31, 2022	22,886,793	$229	$164,281	$63,464	$9,128	$237,102
Net loss	—	—	—	(13,110)	—	(13,110)
Dividends paid	—	—	—	(6,960)	—	(6,960)
Adjustment for pension and postretirement benefit liability, net of tax of $19	—	—	—	—	(53)	(53)
Adjustment for interest rate swap, net of tax of $540	—	—	—	—	(1,536)	(1,536)
Stock based compensation	69,411	1	956	—	—	957
Balance at March 31, 2023	22,956,204	$230	$165,237	$43,394	$7,539	$216,400

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.	Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2023 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on February 27, 2024.

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Loss and the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, have been prepared by the Company and have not been audited.

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

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion. The Company books an adjustment to account for revenue over time related to customer owned vehicles, which increased revenue by $1,024 and increased revenue by $291 for the three months ended March 31, 2024 and 2023, respectively.

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

Revenue by customer type was as follows:

Three Months Ended March 31, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$23,840	$33,281	$57,121
Government	-	21,691	21,691
Fleet	-	14,009	14,009
Other	-	2,834	2,834
Total revenue	$23,840	$71,815	$95,655

Three Months Ended March 31, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$19,246	$30,512	$49,758
Government	-	17,590	17,590
Fleet	-	12,868	12,868
Other	-	2,329	2,329
Total revenue	$19,246	$63,299	$82,545

Revenue by timing of revenue recognition was as follows:

Three Months Ended March 31, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$23,840	$46,342	$70,182
Over time	-	25,473	25,473
Total revenue	$23,840	$71,815	$95,655

Three Months Ended March 31, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$19,246	$40,720	$59,966
Over time	-	22,579	22,579
Total revenue	$19,246	$63,299	$82,545

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three months ended March 31, 2024 and 2023, respectively:

Three Months Ended March 31, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,009	$4,823	$(2,776)	$6,056

Three Months Ended March 31, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,531	$3,374	$(5,061)	$2,844

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of March 31, 2024 or 2023. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $959 and $1,735 during the three months ended March 31, 2024 and 2023, respectively, which was included in contract liabilities at the beginning of each period.

3.	Credit Losses

The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of March 31, 2024, the Company had an allowance for credit losses on its trade accounts receivable of $1,503 and $390 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of December 31, 2023, the Company had an allowance for credit losses on its trade accounts receivable of $1,400 and $246 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the three months ended March 31, 2024 and 2023:

	Balance at December 31, 2023	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at March 31, 2024
Three Months Ended March 31, 2024
Work Truck Attachments	$1,400	$104	$-	$(1)	$1,503
Work Truck Solutions	246	75	-	69	390
Total	$1,646	$179	$-	$68	$1,893

	Balance at December 31, 2022	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at March 31, 2023
Three Months Ended March 31, 2023
Work Truck Attachments	$1,000	$100	$-	$(2)	$1,098
Work Truck Solutions	366	75	-	(9)	432
Total	$1,366	$175	$-	$(11)	$1,530

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2024	2023
Assets:
Non-qualified benefit plan assets (a)	$9,976	$9,195
Interest rate swaps (b)	4,718	4,033

Total Assets	$14,694	$13,228

Liabilities:
Long-term debt (c)	$189,441	$189,413
Total Liabilities	$189,441	$189,413

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs. The Company had outstanding loans of $546 and $750 against these Non-qualified benefit plan assets as of March 31, 2024 and December 31, 2023, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $3,058 and $1,660 at March 31, 2024 are included in Prepaid and other current assets and Other long-term assets, respectively.  Interest rate swaps of $3,174 and $859 at December 31, 2023 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)  The fair value of the Company’s long-term debt, including current maturities, is based on rates for instruments with comparable maturities and credit quality (Level 2 inputs), and approximates its carrying value. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2024	2023

Finished goods	$108,337	$79,509
Work-in-process	14,692	14,384
Raw material and supplies	51,739	46,497
	$174,768	$140,390

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery. At March 31, 2024 and December 31, 2023, the Company had $3,132 and $2,217, respectively, of chassis inventory and $3,132 and $2,217 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2024	2023

Land	$3,969	$3,969
Land improvements	5,610	5,589
Leasehold improvements	6,582	6,582
Buildings	36,732	36,719
Machinery and equipment	79,370	79,065
Furniture and fixtures	26,597	25,920
Mobile equipment and other	5,183	5,287
Construction-in-process	3,597	5,125
Total property, plant and equipment	167,640	168,256
Less accumulated depreciation	(103,460)	(100,916)
Property, plant and equipment, net	$64,180	$67,340

7.	Leases

The Company has operating leases for manufacturing and upfit facilities, land and parking lots, warehousing space and certain equipment. The leases have remaining lease terms of less than one year to 12 years, some of which include options to extend the leases for up to 10 years. Such renewal options were not included in the determination of the lease term unless deemed reasonably certain of exercise. The discount rate used in measuring the lease liabilities is based on the Company’s interest rate on its secured Term Loan Credit Agreement. Certain of the Company’s leases contain escalating rental payments based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease expense	$1,596	$1,394
Short term lease cost	$93	$178
Total lease cost	$1,689	$1,572

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Cash paid for amounts included in the measurement of operating lease liabilities	$1,639	$1,437
Non-cash lease expense - right-of-use assets	$1,364	$1,197
Right-of-use assets obtained in exchange for operating lease obligations	$43	$179

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	March 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$16,687	$18,008

Other current liabilities	5,309	5,347
Operating lease liabilities	12,596	13,887
Total operating lease liabilities	$17,905	$19,234

Weighted Average Remaining Lease Term
Operating leases (in months)	51	53

Weighted Average Discount Rate
Operating leases	5.37%	5.36%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2024 (excluding the three months ended March 31, 2024)	$4,620
2025	5,762
2026	4,078
2027	2,299
2028	1,265
Thereafter	1,849
Total Lease Payments	19,873
Less: imputed interest	(1,968)
Total	$17,905

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2024
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	44,000	36,920
Patents	21,136	18,563	2,573
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,112	1,347
Amortizable intangibles, net	196,155	155,315	40,840
Total	$273,755	$155,315	$118,440

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2023
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	79,000	1,000
Customer relationships	80,920	42,707	38,213
Patents	21,136	18,249	2,887
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,089	1,370
Amortizable intangibles, net	196,155	152,685	43,470
Total	$273,755	$152,685	$121,070

Amortization expense for intangible assets was $2,630 and $2,630 for the three months ended March 31, 2024 and 2023, respectively. Estimated amortization expense for the remainder of 2024 and each of the succeeding five years is as follows:

2024	$4,890
2025	6,075
2026	5,450
2027	5,450
2028	5,450
2029	5,300

9.	Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2024	2023

Term Loan, net of debt discount of $247 and $274 at March 31, 2024 and December 31, 2023, respectively	$189,441	$189,413
Less current maturities	10,981	6,762
Long-term debt before deferred financing costs	178,460	182,651
Deferred financing costs, net	1,319	1,160
Long-term debt, net	$177,141	$181,491

On  January 29, 2024, the Company entered into Amendment No. 3 to the Credit Agreement, which modifies the minimum required Leverage Ratio (as defined in the Credit Agreement) of the Company, which is measured as of the last day of each Reference Period (as defined in the Credit Agreement), from 3.50 to 1.00 for each Reference Period to (i) 3.50 to 1.00 for each Reference Period ending on or prior to  September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on  December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on  March 31, 2024 and  June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on  September 30, 2024 and thereafter. Deferred financing costs of $279 relating to entry into Amendment No. 3 are being amortized over the term of the loan. On January 5, 2023, the Company entered into that certain Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of  June 9, 2021 (as amended by Amendment No. 1, the “Credit Agreement”), and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option (as defined below) and increased the revolving commitment under the Credit Agreement by $50,000 for a total of $150,000 in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option. Deferred financing costs of $334 relating to entry into Amendment No. 1 are being amortized over the term of the loan. On July 11, 2023, the Company entered into Amendment No. 2 to the Credit Agreement, which allows the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. Pursuant to Amendment No. 2, the Company had outstanding loans of $546 and $750 against its corporate-owned life insurance policies as of March 31, 2024 and December 31, 2023, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Company is required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on Douglas Dynamics, L.L.C.'s ("DDI LLC") Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.00%, depending on the DDI LLC’s Leverage Ratio. The Credit Agreement provides that the Revolving Loan Borrowers have the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) 0.10% plus (c) a margin ranging from 1.375% to 2.00%, depending on DDI LLC’s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.00% per annum, depending on DDI LLC’s Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest plus 0.10% (the “Adjusted Term SOFR Rate”). If the Adjusted Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement.

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

At March 31, 2024, the Company had outstanding borrowings under its term loan of $189,441, $55,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $94,450. At December 31, 2023, the Company had outstanding borrowings under its term loan of $189,413, $47,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $102,450. During the year ended December 31, 2023 the Company made a voluntary pre-payment of $10,000 of debt amortization principal payments under the Company's Credit Agreement.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, as a result of the modifications to the minimum required Leverage Ratio under Amendment No. 3 to the Credit Agreement as discussed above, the Credit Agreement requires the Company to have a Leverage Ratio of (i) 3.50 to 1.00 for each Reference Period ending on or prior to  September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on  December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on  March 31, 2024 and  June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on  September 30, 2024 and thereafter, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of  March 31, 2024, the Company was in compliance with the respective covenants under the Credit Agreement.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the three months ended March 31, 2024 and 2023 was ($291) and ($291), respectively. A mark-to-market adjustment of $119 and $119 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended  March 31, 2024 and 2023, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive income (loss) into earnings in the next twelve months is $115.

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

The interest rate swaps' positive fair value at March 31, 2024 was $4,718, of which $3,058 and $1,660 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps' positive fair value at  December 31, 2023 was $4,033, of which $3,174 and $859 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	March 31,	December 31,
	2024	2023

Payroll and related costs	$5,228	$5,772
Employee benefits	8,320	7,937
Accrued warranty	3,980	4,068
Other	6,052	8,040
	$23,580	$25,817

11.	Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $6,223 at March 31, 2024, of which $2,243 is included in Other long-term liabilities and $3,980 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $6,957 at December 31, 2023, of which $2,889 is included in Other long-term liabilities and $4,068 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2024	2023

Balance at the beginning of the period	$6,957	$7,876
Warranty provision	669	464
Claims paid/settlements	(1,403)	(1,523)
Balance at the end of the period	$6,223	$6,817

12.	Loss per Share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of common shares, using the two-class method. As the Company may grant RSUs that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings per share pursuant to the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed losses. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU's were 0 in each of the three months ended   March 31, 2024 and 2023.

	Three Months Ended
	March 31,	March 31,
	2024	2023
Basic loss per common share
Net loss	$(8,352)	$(13,110)
Less income allocated to participating securities	-	-
Net loss allocated to common shareholders	$(8,352)	$(13,110)
Weighted average common shares outstanding	23,009,369	22,906,845
	$(0.37)	$(0.58)

Loss per common share assuming dilution
Net loss	$(8,352)	$(13,110)
Less income allocated to participating securities	-	-
Net loss allocated to common shareholders	$(8,352)	$(13,110)
Weighted average common shares outstanding	23,009,369	22,906,845
Incremental shares applicable to non-participating RSUs	-	-
Weighted average common shares assuming dilution	23,009,369	22,906,845
	$(0.37)	$(0.58)

13.	Employee Stock Plans

2010 Stock Incentive Plan and 2024 Stock Incentive Plan

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

In February 2024, the Company’s Board of Directors adopted the 2024 Stock Incentive Plan (the “2024 Plan”), which was subsequently approved by stockholders in April 2024.  The 2024 Plan provides for the issuance of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”), any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries.  A maximum of 1,227,660 shares of common stock may be issued pursuant to all awards under the 2024 Plan. At the time that the stockholders approved the 2024 Plan, it replaced the 2010 Plan, and no further awards may be issued under the 2010 Plan. Awards that remain outstanding under the 2010 Plan will remain outstanding under the 2010 Plan in accordance with their terms.

Equity awards issued to management include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $314 and $1,020 in the three months ended March 31, 2024 and 2023, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s Nominating and Governance Committee of its Board of Directors approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company has granted performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant and, beginning with the 2024 grant, includes three 1-year measurement periods, as well as a vesting component based on a Total Shareholder Return ("TSR") modifier tied to the Company's relative total shareholder return in comparison to the total shareholder return of the S&P Small Cap 600 Industrials market index. The total number of shares issued pursuant to performance share units may be increased, decreased, or unchanged based on this TSR modifier.  Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the performance period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. For the 2024 grants, a Monte Carlo simulation has been used to account for the TSR market condition in the grant date fair value of the award, which was $26.60.

The Company recognized ($1,069) and ($417) of compensation expense related to the awards in the three months ended March 31, 2024 and 2023, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of  March 31, 2024, expected to be earned through the requisite service period was approximately $924 and is expected to be recognized through 2027.

Restricted Stock Unit Awards

RSUs are granted to both non-employee directors and management.  RSUs do not carry voting rights. While all non-employee director RSUs participate in dividend equivalents, there are two potential classes of management RSUs: one that participates in dividend equivalents, and a second that does not participate in dividend equivalents.  Each RSU represents the right to receive one share of the Company’s common stock and is subject to time-based vesting restrictions. Participants are not required to pay any consideration to the Company at either the time of grant of a RSU or upon vesting.

A summary of RSU activity for the three months ended March 31, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2023	183,223	$36.54	1.72
Granted	191,317	$28.82	1.28
Vested	(134,934)	$38.54	-
Cancelled and forfeited	(2,435)	$33.91	-

Unvested at March 31, 2024	237,171	$29.20	1.75

Expected to vest in the future at March 31, 2024	231,638	$29.20	1.75

The Company recognized $1,424 and $1,374 of compensation expense related to the RSU awards in the three months ended  March 31, 2024 and 2023, respectively.  The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2024, expected to be earned through the requisite service period was approximately $4,998 and is expected to be recognized through 2027.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Net sales
Work Truck Attachments	$23,840	$19,246
Work Truck Solutions	71,815	63,299
	$95,655	$82,545
Adjusted EBITDA
Work Truck Attachments	$(4,468)	$(10,231)
Work Truck Solutions	6,002	2,857
	$1,534	$(7,374)
Depreciation and amortization expense
Work Truck Attachments	$3,347	$3,338
Work Truck Solutions	1,998	2,019
	$5,345	$5,357
Assets
Work Truck Attachments	$374,045	$387,909
Work Truck Solutions	203,031	197,379
	$577,076	$585,288
Capital Expenditures
Work Truck Attachments	$675	$932
Work Truck Solutions	99	536
	$774	$1,468

Adjusted EBITDA
Work Truck Attachments	$(4,468)	$(10,231)
Work Truck Solutions	6,002	2,857
Total Adjusted EBITDA	$1,534	$(7,374)
Less items to reconcile Adjusted EBITDA to Loss before taxes:
Interest expense - net	3,524	2,864
Depreciation expense	2,715	2,727
Amortization	2,630	2,630
Stock based compensation	355	957
Impairment charges (1)	1,224	-
Other charges (2)	1,029	74
Loss before taxes	$(9,943)	$(16,626)

(1)	Reflects impairment charges taken on certain internally developed software in the three months ended March 31, 2024.
(2)	Reflects unrelated legal, severance, restructuring, and consulting fees for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 16.0% and 21.1% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended  March 31, 2024 was lower than the prior year period due to discrete tax expense of $391 in the three months ended  March 31, 2024 versus discrete tax expense of $148 in the three months ended  March 31, 2023 related to excess tax from stock compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Restructuring and Impairment

In  January 2024, the Company implemented the 2024 Cost Savings Program, primarily in the form of restructuring charges for salaried headcount reductions in both the Work Truck Attachments segment and corporate functions. For the three months ended March 31, 2024, $857 in pre-tax restructuring charges were recorded related to workforce reduction costs and other related expenses, and are included in Cost of sales and Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Such costs have been substantially all paid as of March 31, 2024.

In conjunction with the 2024 Cost Savings Program, impairment charges of $1,224 were recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 related to certain internally developed software at our Work Truck Attachments segment representing the full capitalized value of the software. In addition, management evaluated its assets outside of the internally developed software described above and determined that there were no indicators of impairment.

18.	Recent Accounting Pronouncements

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

19.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

Changes to accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2023	$3,331	$3,025	$6,356
Other comprehensive gain before reclassifications	1,335	—	1,335
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(955)	(40)	(995)
Balance at March 31, 2024	$3,711	$2,985	$6,696

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(54)
Tax expense	14
Reclassification net of tax	$(40)

Realized gains on interest rate swaps reclassified to interest expense	$(1,290)
Tax expense	335
Reclassification net of tax	$(955)

Changes to accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023, are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2022	$6,115	$3,013	$9,128
Other comprehensive loss before reclassifications	(871)	—	(871)
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(665)	(53)	(718)
Balance at March 31, 2023	$4,579	$2,960	$7,539

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(72)
Tax expense	19
Reclassification net of tax	$(53)

Realized gains on interest rate swaps reclassified to interest expense	$(899)
Tax expense	234
Reclassification net of tax	$(665)

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission. Amounts presented are in thousands, unless otherwise stated.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise: “Douglas Dynamics,” the “Company,” “we,” “our,” or “us” refer to Douglas Dynamics, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, labor strikes, global political instability, adverse developments affecting the banking and financial services industries, pandemics and outbreaks of contagious diseases and other adverse public health developments; (iii) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (iv) the inability of our suppliers and OEM partners to meet our volume or quality requirements; (v) increases in the price of steel or other materials, including as a result of tariffs or inflationary conditions, necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel or freight,  (vii) the effects of laws and regulations and their interpretations on our business and financial condition, including policy or regulatory changes related to climate change; (viii) a significant decline in economic conditions; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) our inability to develop new products or improve upon existing products in response to end-user needs; (xiv) losses due to lawsuits arising out of personal injuries associated with our products; (xv) factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program; (xvi) our inability to compete effectively against competition, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Macroeconomic Environment

 As a result of recent market volatility, supply chain disruptions, labor strikes, labor shortages, inflationary pressures (including around materials, freight, labor and benefits) and other economic trends, our results of operations were impacted in each of the three months ended March 31, 2024 and 2023, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity. In January 2024, we implemented the 2024 Cost Savings Program, which is primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. We are also reducing discretionary spending where possible and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  In addition, as discussed in Note 9 to the Unaudited Condensed Consolidated Financial Statements, in January 2023, we expanded the borrowing capacity of our revolving credit facility, and in January 2024, we amended our Credit Agreement to increase the minimum required leverage ratio from December 31, 2023 through June 30, 2024. In consideration of these recent macroeconomic trends, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future.

Overview

The following table sets forth, for the three months ended March 31, 2024 and 2023, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2024 and 2023 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(unaudited)

Net sales	$95,655	$82,545
Cost of sales	76,735	71,270
Gross profit	18,920	11,275
Selling, general, and administrative expense	21,488	22,442
Impairment charges	1,224	-
Intangibles amortization	2,630	2,630
Loss from operations	(6,422)	(13,797)
Interest expense, net	(3,524)	(2,864)
Other income, net	3	35
Loss before taxes	(9,943)	(16,626)
Income tax benefit	(1,591)	(3,516)
Net loss	$(8,352)	$(13,110)

The following table sets forth for the three months ended March 31, 2024 and 2023 the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Loss, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	80.2%	86.3%
Gross profit	19.8%	13.7%
Selling, general, and administrative expense	22.5%	27.2%
Impairment charges	1.3%	-%
Intangibles amortization	2.7%	3.2%
Loss from operations	(6.7)%	(16.7)%
Interest expense, net	(3.7)%	(3.5)%
Other income, net	-%	-%
Loss before taxes	(10.4)%	(20.2)%
Income tax benefit	(1.7)%	(4.3)%
Net loss	(8.7)%	(15.9)%

Net Sales

Net sales were $95.7 million for the three months ended March 31, 2024 compared to $82.5 million in the three months ended March 31, 2023, an increase of $13.2 million, or 16.0%. The increase in sales for the three months ended March 31, 2024 compared to the same period in 2023 is a result of higher volumes and pricing at our Work Truck Solutions segment and higher parts and accessories volumes and pricing at our Work Truck Attachments segment. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Net sales
Work Truck Attachments	$23,840	$19,246
Work Truck Solutions	71,815	63,299
	$95,655	$82,545

Net sales at our Work Truck Attachments segment were $23.8 million for the three months ended March 31, 2024 compared to $19.2 million in the three months ended March 31, 2023, an increase of $4.6 million. The increase in sales in the three months ended March 31, 2024 was due to price increases, as well as higher parts and accessories sales when compared to the same period in the prior year, as several major cities on the I-95 corridor on the East Coast saw their first measurable snowfall in over 700 days during the first quarter of 2024.

Net sales at our Work Truck Solutions segment were $71.8 million for the three months ended March 31, 2024 compared to $63.3 million in the three months ended March 31, 2023, an increase of $8.5 million. The increase in sales for the three months ended March 31, 2024 compared to the same period in 2023 was a result of higher volumes on improved chassis availability, price increase realization, as well as higher sales of Company-purchased chassis, which are typically sold at cost.

Cost of Sales

Cost of sales was $76.7 million for the three months ended March 31, 2024 compared to $71.3 million for the three months ended March 31, 2023, an increase of $5.4 million or 7.6%. The increase in cost of sales for the three months ended March 31, 2024 compared to the same period in the prior year was driven by the higher volumes, as well as lower outsourcing costs. Cost of sales as a percentage of sales were 80.2% for the three months ended March 31, 2024, compared to 86.3% for the three months ended March 31, 2023.  The decrease in cost of sales as a percentage of sales for the three months ended March 31, 2024 was due to the higher volumes and product mix.

Gross Profit

Gross profit was $18.9 million for the three months ended March 31, 2024 compared to $11.3 million for the three months ended March 31, 2023, an increase of $7.6 million, or 67.3%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 13.7% for the three months ended March 31, 2023 to 19.8% for the corresponding period in 2024. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $24.1 million for the three months ended March 31, 2024 compared to $25.1 million for the three months ended March 31, 2023, a decrease of $1.0 million, or 4.0%. The decrease in the three months ended March 31, 2024 is related to lower stock-based compensation of $0.6 million and lower wages, benefits and employee costs of $0.5 million resulting from actions under the 2024 Cost Savings Plan, as well as a decrease in advertising costs of $0.6 million related to curtailed discretionary spending, somewhat offset by an increase in severance costs of $0.9 million related to salaried headcount reductions at our Work Truck Attachments segment and our corporate function as part of our 2024 Cost Savings Program.

Impairment Charges

Impairment charges were $1.2 million in the three months ended March 31, 2024 compared to $0.0 million in the same period in the prior year. The impairment charges in 2024 relate to certain internally developed software at our Work Truck Attachments segment and represent the full capitalized value of the software.

Interest Expense

Interest expense was $3.5 million for the three months ended March 31, 2024, an increase compared to the $2.9 million incurred in the same period in the prior year. The increase in interest expense for the three months ended March 31, 2024 was due to higher interest on our revolver of $0.4 million due to having higher revolver borrowings during the quarter compared to the prior year. In addition, the increase in the three months ended March 31, 2024 was due to higher interest on our floor plan agreement of $0.4 million, see Note 5 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the floor plan agreement.

Income Taxes

The Company’s effective tax rate was 16.0% and 21.1% for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective tax rate for the three months ended March 31, 2024 was lower than the prior year period due to discrete tax expense of $0.4 million in the three months ended March 31, 2024 versus discrete tax expense of $0.1 million in the three months ended March 31, 2023 related to excess tax from stock compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Loss

Net loss for the three months ended March 31, 2024 was ($8.4) million, compared to ($13.1) million for the corresponding period in 2023, a decrease in net loss of $4.7 million. The change in net loss for the three months ended March 31, 2024 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” “— Impairment Charges,” and “— Income Taxes.”  As a percentage of net sales, net loss was (8.7%) for the three months ended March 31, 2024 compared to (15.9%) for the three months ended March 31, 2023.

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

As of March 31, 2024, we had $96.5 million of total liquidity, comprised of $2.0 million in cash and cash equivalents and $94.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2023 of approximately $126.7 million, comprised of approximately $24.2 million in cash and cash equivalents and borrowing availability of approximately $102.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2023 is primarily due to the seasonality of our business. We have taken various steps to preserve liquidity. In January 2024, we implemented the 2024 Cost Savings Program, which is primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. We are also reducing discretionary spending where possible and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories at March 31, 2024, December 31, 2023 and March 31, 2023.

	As of
	March 31,	December 31,	March 31,
	2024	2023	2023
Cash and cash equivalents	$1,974	$24,156	$2,900
Accounts receivable, net	58,580	83,760	48,223
Inventories	174,768	140,390	184,583

We had cash and cash equivalents of $2.0 million at March 31, 2024 compared to cash and cash equivalents of $24.2 million and $2.9 million at December 31, 2023 and March 31, 2023, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows	2024	2023	Change	Change

Net cash used in operating activities	$(21,621)	$(56,916)	$35,295	(62.0)%
Net cash used in investing activities	(1,328)	(2,748)	1,420	(51.7)%
Net cash provided by financing activities	767	41,894	(41,127)	(98.2)%
Change in cash	$(22,182)	$(17,770)	$(4,412)	24.8%

Net cash used in operating activities decreased $35.3 million from the three months ended March 31, 2023 to the three months ended March 31, 2024. The decrease in cash used in operating activities was due to a $7.0 million decrease in net loss adjusted for reconciling items, and favorable changes in working capital of $28.3 million. The largest favorable changes in working capital were a decrease in cash used in accounts payable related to the timing of supplier payments, as well as a decrease in cash used for inventory related to a larger increase in inventory in the prior year from pulling forward purchases in anticipation of inflationary price increases and supply chain disruptions, and higher material costs due to inflation.

Net cash used in investing activities decreased $1.4 million for the three months ended March 31, 2024 compared to the corresponding period in 2023 due to a lower level of capital expenditures.

Net cash provided by financing activities decreased $41.1 million for the three months ended March 31, 2024 as compared to the corresponding period in 2023. The decrease in cash provided was related to having $55.0 million in revolver borrowings outstanding at March 31, 2024 and $47.0 million in revolver borrowings outstanding at December 31, 2023, compared to $52.0 million in revolver borrowings outstanding at March 31, 2023 and no revolver borrowings outstanding at December 31, 2022. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. Somewhat offsetting the decrease in cash provided is a $2.8 million increase in cash provided related to a prior year scheduled repayment of long-term debt, while no payment was required in the three months ended March 31, 2024 related to a voluntary pre-payment of debt amortization principal payments in 2023; see Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Free Cash Flow

Free cash flow for the three months ended March 31, 2024 was ($22.9) million compared to ($59.7) million in the corresponding period in 2023, an increase of $36.8 million. The increase in free cash flow for the three months ended March 31, 2024 is primarily a result of lower cash used in operating activities of $35.3 million as discussed above under “Liquidity and Capital Resources.”

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains financial information calculated other than in accordance with U.S. generally accepted accounting principles (“GAAP”).

These non-GAAP measures include:

●	Free cash flow; and

●	Adjusted EBITDA; and

●	Adjusted net loss and loss per share.

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2024	2023

Net cash used in operating activities	$(21,621)	$(56,916)
Acquisition of property and equipment	(1,328)	(2,748)
Free cash flow	$(22,949)	$(59,664)

Adjusted EBITDA represents net loss before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, severance, restructuring charges, impairment charges, and stock-based compensation. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

Adjusted EBITDA has limitations as an analytical tool. As a result, you should not consider it in isolation, or as a substitute for net income (loss), operating income, cash flow provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,	March 31,
	2024	2023

Net loss	$(8,352)	$(13,110)

Interest expense, net	3,524	2,864
Income tax benefit	(1,591)	(3,516)
Depreciation expense	2,715	2,727
Amortization	2,630	2,630
EBITDA	(1,074)	(8,405)

Stock-based compensation expense	355	957
Impairment charges (1)	1,224	-
Other charges (2)	1,029	74
Adjusted EBITDA	$1,534	$(7,374)

(1)	Reflects impairment charges taken on certain internally developed software in the three months ended March 31, 2024.
(2)	Reflects unrelated legal, severance, restructuring, and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Adjusted EBITDA
Work Truck Attachments	$(4,468)	$(10,231)
Work Truck Solutions	6,002	2,857
	$1,534	$(7,374)

Adjusted EBITDA at our Work Truck Attachments segment was ($4.5) million for the three months ended March 31, 2024 compared to ($10.2) million in the three months ended March 31, 2023, an increase of $5.7 million. The change in the three months ended March 31, 2024 from the corresponding period in 2023 was due to higher parts and accessories sales when compared to the same period in the prior year, as several major cities on the I-95 corridor on the East Coast saw their first measurable snowfall in over 700 days during the first quarter of 2024.

Adjusted EBITDA at our Work Truck Solutions segment was $6.0 million for the three months ended March 31, 2024 compared to $2.9 million in the three months ended March 31, 2023, an increase of $3.1 million. The change in the three months ended March 31, 2024 was due to improved volumes and price increase realization, as well as improved efficiencies.

Adjusted Net Loss and Adjusted Loss Per Share (calculated on a diluted basis) represents net loss and loss per share (as defined by GAAP), excluding the impact of stock-based compensation, severance, restructuring charges, impairment charges, certain charges related to unrelated legal fees and consulting fees, and adjustments on derivatives not classified as hedges, net of their income tax impact. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Loss and Adjusted Loss Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net loss for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted net loss as well as a reconciliation of diluted loss per share, the most comparable GAAP financial measure, to Adjusted diluted loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,	March 31,
	2024	2023

Net loss (GAAP)	$(8,352)	$(13,110)
Adjustments:
- Stock-based compensation	355	957
- Impairment charges (1)	1,224	-
- Adjustments on derivative not classified as hedge (2)	(172)	(172)
- Other charges (3)	1,029	74
Tax effect on adjustments	(609)	(215)

Adjusted net loss (non-GAAP)	$(6,525)	$(12,466)

Weighted average common shares outstanding assuming dilution	23,009,369	22,906,845

Adjusted loss per common share - dilutive	$(0.29)	$(0.55)

GAAP diluted loss per share	$(0.37)	$(0.58)
Adjustments net of income taxes:
- Stock-based compensation	0.02	0.03
- Impairment charges (1)	0.04	-
- Adjustments on derivative not classified as hedge (2)	(0.01)	-
- Other charges (3)	0.03	-

Adjusted diluted loss per share (non-GAAP)	(0.29)	(0.55)

(1)	Reflects impairment charges taken on certain internally developed software in the three months ended March 31, 2024.
(2)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(3)	Reflects unrelated legal, severance, restructuring, and consulting fees for the periods presented.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended March 31, 2024.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the three months ended March 31, 2024 and 2023 and, although we are starting to see such inflationary pressures ease, we expect ongoing inflationary pressures may also impact our profitability in the remainder of 2024. While we anticipate being able to cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In 2023 and in previous years, including in 2019, as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of March 31, 2024, we had outstanding borrowings under our term loan of $189.4 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2024 by $0.1 million, $0.1 million, and $0.1 million, respectively.

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

As of March 31, 2024, we had $55.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended March 31, 2024 by $0.1 million, $0.2 million, and $0.2 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 12.5% for the three months ended March 31, 2024 compared to 19.0% for the three months ended March 31, 2023.  While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Total share repurchases under the 2022 repurchase plan for the three months ended March 31, 2024 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
1/1/2024 - 1/31/2024	-	$-	-	$44,000
2/1/2024 - 2/29/2024	-	-	-	44,000
3/1/2024 - 3/31/2024	-	-	-	44,000
Total	-	$-	-	$44,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended  March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description
10.1#	Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed April 26, 2024 (File No. 001-34728)].

10.2#*	Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan.

10.3#*	Form of Performance Share Unit Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan.

10.4#*	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2024, filed on April 30, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: April 30, 2024