Form 10-Q
period 2024-06-30
DOUGLAS DYNAMICS, INC
filed 2024-07-30
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of registrant’s common shares outstanding as of July 30, 2024 was 23,094,047.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,196	$24,156
Accounts receivable, net	140,198	83,760
Inventories	139,419	140,390
Inventories - truck chassis floor plan	3,739	2,217
Refundable income taxes paid	918	4,817
Prepaid and other current assets	5,342	6,898
Total current assets	293,812	262,238
Property, plant, and equipment, net	62,765	67,340
Goodwill	113,134	113,134
Other intangible assets, net	116,810	121,070
Operating lease - right of use asset	17,197	18,008
Non-qualified benefit plan assets	10,002	9,195
Other long-term assets	3,247	2,433
Total assets	$616,967	$593,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,757	$31,374
Accrued expenses and other current liabilities	29,783	25,817
Floor plan obligations	3,739	2,217
Operating lease liability - current	5,559	5,347
Short term borrowings	63,000	47,000
Current portion of long-term debt	15,200	6,762
Total current liabilities	145,038	118,517
Retiree benefits and deferred compensation	14,669	13,922
Deferred income taxes	27,660	27,903
Long-term debt, less current portion	173,125	181,491
Operating lease liability - noncurrent	12,825	13,887
Other long-term liabilities	6,993	6,133
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,094,047 and 22,983,965 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	231	230
Additional paid-in capital	168,065	165,233
Retained earnings	62,120	59,746
Accumulated other comprehensive income, net of tax	6,241	6,356
Total stockholders’ equity	236,657	231,565
Total liabilities and stockholders’ equity	$616,967	$593,418

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)

Net sales	$199,902	$207,267	$295,557	$289,812
Cost of sales	138,599	145,904	215,334	217,174
Gross profit	61,303	61,363	80,223	72,638
Selling, general, and administrative expense	23,370	24,172	44,858	46,614
Impairment charges	—	—	1,224	—
Intangibles amortization	1,630	2,630	4,260	5,260
Income from operations	36,303	34,561	29,881	20,764
Interest expense, net	(4,123)	(3,736)	(7,647)	(6,600)
Other expense, net	(53)	(89)	(50)	(54)
Income before taxes	32,127	30,736	22,184	14,110
Income tax expense	7,789	6,772	6,198	3,256
Net income	$24,338	$23,964	$15,986	$10,854
Weighted average number of common shares outstanding:
Basic	23,094,047	22,974,508	23,051,708	22,940,863
Diluted	23,094,047	22,974,508	23,051,708	22,940,863
Earnings per common share:
Basic	$1.03	$1.02	$0.68	$0.46
Diluted	$1.02	$1.01	$0.66	$0.45
Cash dividends declared and paid per share	$0.30	$0.30	$0.59	$0.59
Comprehensive income	$23,883	$25,331	$15,871	$10,632

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2024	2023
	(unaudited)

Operating activities
Net income	$15,986	$10,854
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,752	10,799
Loss (gain) on disposal of fixed asset	304	(60)
Amortization of deferred financing costs and debt discount	349	292
Stock-based compensation	2,833	4,236
Adjustments on derivatives not classified as hedges	(287)	(344)
Provision for losses on accounts receivable	352	350
Deferred income taxes	(244)	(1,262)
Impairment charges	1,224	-
Non-cash lease expense	2,714	1,055
Changes in operating assets and liabilities:
Accounts receivable	(56,790)	(52,939)
Inventories	971	(12,411)
Prepaid assets, refundable income taxes and other assets	885	81
Accounts payable	(3,311)	(25,513)
Accrued expenses and other current liabilities	3,968	(1,037)
Benefit obligations, long-term liabilities and other	2,180	(328)
Net cash used in operating activities	(19,114)	(66,227)
Investing activities
Capital expenditures	(2,751)	(5,290)
Net cash used in investing activities	(2,751)	(5,290)
Financing activities
Payments on life insurance policy loans	(204)	-
Payments of financing costs	(279)	(334)
Dividends paid	(13,612)	(13,810)
Net revolver borrowings	16,000	74,000
Repayment of long-term debt	-	(5,625)
Net cash provided by financing activities	1,905	54,231
Change in cash and cash equivalents	(19,960)	(17,286)
Cash and cash equivalents at beginning of period	24,156	20,670
Cash and cash equivalents at end of period	$4,196	$3,384

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$5,488	$5,627

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended June 30, 2024
Balance at March 31, 2024	23,094,047	$231	$165,587	$44,644	$6,696	$217,158
Net income	—	—	—	24,338	—	24,338
Dividends paid	—	—	—	(6,862)	—	(6,862)
Adjustment for postretirement benefit liability, net of tax of $14	—	—	—	—	(40)	(40)
Adjustment for interest rate swap, net of tax of $146	—	—	—	—	(415)	(415)
Stock based compensation	—	—	2,478	—	—	2,478
Balance at June 30, 2024	23,094,047	$231	$168,065	$62,120	$6,241	$236,657

Six Months Ended June 30, 2024
Balance at December 31, 2023	22,983,965	$230	$165,233	$59,746	$6,356	$231,565
Net income	—	—	—	15,986	—	15,986
Dividends paid	—	—	—	(13,612)	—	(13,612)
Adjustment for pension and postretirement benefit liability, net of tax of $28	—	—	—	—	(80)	(80)
Adjustment for interest rate swap, net of tax of $13	—	—	—	—	(35)	(35)
Repurchase of common stock	—	—	—	—	—	—
Stock based compensation	110,082	1	2,832	—	—	2,833
Balance at June 30, 2024	23,094,047	$231	$168,065	$62,120	$6,241	$236,657

Three Months Ended June 30, 2023
Balance at March 31, 2023	22,956,204	$230	$165,237	$43,394	$7,539	$216,400
Net income	—	—	—	23,964	—	23,964
Dividends paid	—	—	—	(6,850)	—	(6,850)
Adjustment for pension and postretirement benefit liability, net of tax of $19	—	—	—	—	(53)	(53)
Adjustment for interest rate swap, net of tax of ($497)	—	—	—	—	1,420	1,420
Stock based compensation	27,761	—	3,279	—	—	3,279
Balance at June 30, 2023	22,983,965	$230	$168,516	$60,508	$8,906	$238,160

Six Months Ended June 30, 2023
Balance at December 31, 2022	22,886,793	$229	$164,281	$63,464	$9,128	$237,102
Net income	—	—	—	10,854	—	10,854
Dividends paid	—	—	—	(13,810)	—	(13,810)
Adjustment for pension and postretirement benefit liability, net of tax of $38	—	—	—	—	(106)	(106)
Adjustment for interest rate swap, net of tax of $43	—	—	—	—	(116)	(116)
Stock based compensation	97,172	1	4,235	—	—	4,236
Balance at June 30, 2023	22,983,965	$230	$168,516	$60,508	$8,906	$238,160

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, have been prepared by the Company and have not been audited.

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

Revenue by customer type was as follows:

Three Months Ended June 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$118,137	$44,373	$162,510
Government	-	19,097	19,097
Fleet	-	17,110	17,110
Other	-	1,185	1,185
Total revenue	$118,137	$81,765	$199,902

Three Months Ended June 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$141,221	$34,717	$175,938
Government	-	16,955	16,955
Fleet	-	12,786	12,786
Other	-	1,588	1,588
Total revenue	$141,221	$66,046	$207,267

Six Months Ended June 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$141,977	$77,654	$219,631
Government	-	40,788	40,788
Fleet	-	31,119	31,119
Other	-	4,019	4,019
Total revenue	$141,977	$153,580	$295,557

Six Months Ended June 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$160,467	$65,229	$225,696
Government	-	34,545	34,545
Fleet	-	25,654	25,654
Other	-	3,917	3,917
Total revenue	$160,467	$129,345	$289,812

Revenue by timing of revenue recognition was as follows:

Three Months Ended June 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$118,137	$51,454	$169,591
Over time	-	30,311	30,311
Total revenue	$118,137	$81,765	$199,902

Three Months Ended June 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$141,221	$43,646	$184,867
Over time	-	22,400	22,400
Total revenue	$141,221	$66,046	$207,267

Six Months Ended June 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$141,977	$97,796	$239,773
Over time	-	55,784	55,784
Total revenue	$141,977	$153,580	$295,557

Six Months Ended June 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$160,467	$84,366	$244,833
Over time	-	44,979	44,979
Total revenue	$160,467	$129,345	$289,812

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and six months ended June 30, 2024 and 2023, respectively:

Three Months Ended June 30, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$6,056	$9,746	$(4,238)	$11,564

Three Months Ended June 30, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$2,844	$9,876	$(4,791)	$7,929

Six Months Ended June 30, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,009	$14,569	$(7,014)	$11,564

Six Months Ended June 30, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,531	$13,250	$(9,852)	$7,929

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of June 30, 2024 or 2023. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $1,224 and $1,202 during the three months ended June 30, 2024 and 2023, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $2,183 and $2,937 during the six months ended June 30, 2024 and 2023, respectively, which was included in contract liabilities at the beginning of each period.

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

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the six months ended June 30, 2024 and 2023:

	Balance at December 31, 2023	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at June 30, 2024
Six Months Ended June 30, 2024
Work Truck Attachments	$1,400	$204	$-	$(1)	$1,603
Work Truck Solutions	246	148	-	73	467
Total	$1,646	$352	$-	$72	$2,070

	Balance at December 31, 2022	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at June 30, 2023
Six Months Ended June 30, 2023
Work Truck Attachments	$1,000	$200	$-	$(4)	$1,196
Work Truck Solutions	366	150	-	(19)	497
Total	$1,366	$350	$-	$(23)	$1,693

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2024	2023
Assets:
Non-qualified benefit plan assets (a)	$10,002	$9,195
Interest rate swaps (b)	4,271	4,033

Total Assets	$14,273	$13,228

Liabilities:
Long-term debt (c)	$189,469	$189,413
Total Liabilities	$189,469	$189,413

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs. The Company had outstanding loans of $546 and $750 against these Non-qualified benefit plan assets as of June 30, 2024 and December 31, 2023, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $2,765 and $1,506 at June 30, 2024 are included in Prepaid and other current assets and Other long-term assets, respectively.  Interest rate swaps of $3,174 and $859 at December 31, 2023 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)  The fair value of the Company’s long-term debt, including current maturities, approximates its carrying value. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2024	2023

Finished goods	$77,847	$79,509
Work-in-process	12,528	14,384
Raw material and supplies	49,044	46,497
	$139,419	$140,390

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery. At June 30, 2024 and December 31, 2023, the Company had $3,739 and $2,217, respectively, of chassis inventory and $3,739 and $2,217 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2024	2023

Land	$3,969	$3,969
Land improvements	5,782	5,589
Leasehold improvements	6,582	6,582
Buildings	36,741	36,719
Machinery and equipment	80,256	79,065
Furniture and fixtures	26,609	25,920
Mobile equipment and other	5,367	5,287
Construction-in-process	2,956	5,125
Total property, plant and equipment	168,262	168,256
Less accumulated depreciation	(105,497)	(100,916)
Property, plant and equipment, net	$62,765	$67,340

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease expense	$1,581	$3,177	$1,415	$2,809
Short term lease cost	$60	$153	$90	$268
Total lease cost	$1,641	$3,330	$1,505	$3,077

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Cash paid for amounts included in the measurement of operating lease liabilities	$3,277	$2,948
Non-cash lease expense - right-of-use assets	$2,714	$2,418
Right-of-use assets obtained in exchange for operating lease obligations	$1,903	$1,362

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	June 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$17,197	$18,008

Other current liabilities	5,559	5,347
Operating lease liabilities	12,825	13,887
Total operating lease liabilities	$18,384	$19,234

Weighted Average Remaining Lease Term
Operating leases (in months)	51	53

Weighted Average Discount Rate
Operating leases	5.60%	5.36%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2024 (excluding the six months ended June 30, 2024)	$3,237
2025	6,186
2026	4,642
2027	2,682
2028	1,486
Thereafter	2,301
Total Lease Payments	20,534
Less: imputed interest	(2,150)
Total	$18,384

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2024
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	45,292	35,628
Patents	21,136	18,877	2,259
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,136	1,323
Amortizable intangibles, net	196,155	156,945	39,210
Total	$273,755	$156,945	$116,810

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2023
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	79,000	1,000
Customer relationships	80,920	42,707	38,213
Patents	21,136	18,249	2,887
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,089	1,370
Amortizable intangibles, net	196,155	152,685	43,470
Total	$273,755	$152,685	$121,070

Amortization expense for intangible assets was $1,630 and $2,630 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $4,260 and $5,260 for the six months ended June 30, 2024 and 2023, respectively. Estimated amortization expense for the remainder of 2024 and each of the succeeding five years is as follows:

2024	$3,260
2025	6,075
2026	5,450
2027	5,450
2028	5,450
2029	5,300

9.	Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2024	2023

Term Loan, net of debt discount of $218 and $274 at June 30, 2024 and December 31, 2023, respectively	$189,469	$189,413
Less current maturities	15,200	6,762
Long-term debt before deferred financing costs	174,269	182,651
Deferred financing costs, net	1,144	1,160
Long-term debt, net	$173,125	$181,491

On  January 29, 2024, the Company entered into Amendment No. 3 to the Credit Agreement, which modifies the minimum required Leverage Ratio (as defined in the Credit Agreement) of the Company, which is measured as of the last day of each Reference Period (as defined in the Credit Agreement), from 3.50 to 1.00 for each Reference Period to (i) 3.50 to 1.00 for each Reference Period ending on or prior to  September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on  December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on  March 31, 2024 and  June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on  September 30, 2024 and thereafter. Deferred financing costs of $279 relating to entry into Amendment No. 3 are being amortized over the term of the loan. On January 5, 2023, the Company entered into that certain Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of  June 9, 2021 (as amended by Amendment No. 1, the “Credit Agreement”), and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option (as defined below) and increased the revolving commitment under the Credit Agreement by $50,000 for a total of $150,000 in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option. Deferred financing costs of $334 relating to entry into Amendment No. 1 are being amortized over the term of the loan. On July 11, 2023, the Company entered into Amendment No. 2 to the Credit Agreement, which allows the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. Pursuant to Amendment No. 2, the Company had outstanding loans of $546 and $750 against its corporate-owned life insurance policies as of June 30, 2024 and December 31, 2023, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

At June 30, 2024, the Company had outstanding borrowings under its term loan of $189,469, $63,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $86,450. At December 31, 2023, the Company had outstanding borrowings under its term loan of $189,413, $47,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $102,450. During the year ended December 31, 2023 the Company made a voluntary pre-payment of $10,000 of debt amortization principal payments under the Company's Credit Agreement.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, as a result of the modifications to the minimum required Leverage Ratio under Amendment No. 3 to the Credit Agreement as discussed above, the Credit Agreement requires the Company to have a Leverage Ratio of (i) 3.50 to 1.00 for each Reference Period ending on or prior to  September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on  December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on  March 31, 2024 and  June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on  September 30, 2024 and thereafter, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of  June 30, 2024, the Company was in compliance with the respective covenants under the Credit Agreement.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the three months ended June 30, 2024 and 2023 was ($194) and ($291), respectively. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the six months ended June 30, 2024 and 2023 was ($485) and ($582), respectively. A mark-to-market adjustment of $79 and $119 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended  June 30, 2024 and 2023, respectively, related to the swap. A mark-to-market adjustment of $198 and $238 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2024 and 2023, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. The amount expected to be amortized from Accumulated other comprehensive income (loss) into earnings in the next twelve months is $0.

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

The interest rate swaps' positive fair value at June 30, 2024 was $4,271, of which $2,765 and $1,506 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps' positive fair value at  December 31, 2023 was $4,033, of which $3,174 and $859 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	June 30,	December 31,
	2024	2023

Payroll and related costs	$8,148	$5,772
Employee benefits	7,367	7,937
Accrued warranty	4,022	4,068
Other	10,246	8,040
	$29,783	$25,817

11.	Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $6,681 at June 30, 2024, of which $2,659 is included in Other long-term liabilities and $4,022 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $6,957 at December 31, 2023, of which $2,889 is included in Other long-term liabilities and $4,068 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Balance at the beginning of the period	$6,223	$6,817	$6,957	$7,876
Warranty provision	1,003	1,543	1,672	2,007
Claims paid/settlements	(545)	(516)	(1,948)	(2,039)
Balance at the end of the period	$6,681	$7,844	$6,681	$7,844

12.	Earnings per Share

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Basic earnings per common share
Net income	$24,338	$23,964	$15,986	$10,854
Less income allocated to participating securities	639	540	398	240
Net income allocated to common shareholders	$23,699	$23,424	$15,588	$10,614
Weighted average common shares outstanding	23,094,047	22,974,508	23,051,708	22,940,863
	$1.03	$1.02	$0.68	$0.46

Earnings per common share assuming dilution
Net income	$24,338	$23,964	$15,986	$10,854
Less income allocated to participating securities	639	540	398	240
Net income allocated to common shareholders	$23,699	$23,424	$15,588	$10,614
Weighted average common shares assuming dilution	23,094,047	22,974,508	23,051,708	22,940,863
	$1.02	$1.01	$0.66	$0.45

13.	Employee Stock Plans

2010 Stock Incentive Plan and 2024 Stock Incentive Plan

In May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders and the plan’s term was extended further by the stockholders at the Company’s 2020 annual meeting of stockholders.  The 2010 Plan provided for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”), any of which may be performance-based, and for incentive bonuses, which may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries.  A maximum of 2,130,000 shares of common stock were available for issuance pursuant to all awards under the 2010 Plan prior to the time that the 2010 Plan was suspended, as described below.

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

Equity awards issued to management under either the 2010 Plan or the 2024 Plan include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred $2,143 and $2,229 in the three months ended June 30, 2024 and 2023, respectively, and  $2,457 and $3,249 in the six months ended June 30, 2024 and 2023, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s Nominating and Governance Committee of its Board of Directors approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company has granted performance share units as performance-based awards under the 2010 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant and, beginning with the 2024 grant, includes three 1-year measurement periods, as well as a vesting component based on a Total Shareholder Return ("TSR") modifier tied to the Company's relative total shareholder return in comparison to the total shareholder return of the S&P Small Cap 600 Industrials market index. The total number of shares issued pursuant to performance share units may be increased, decreased, or unchanged based on this TSR modifier.  Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the performance period. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. For the 2024 grants, a Monte Carlo simulation has been used to account for the TSR market condition in the grant date fair value of the award, which was $26.60 per share.

The Company recognized ($323) and $1,961 of compensation expense related to the awards in the three months ended June 30, 2024 and 2023, respectively. The Company recognized ($1,392) and $1,544 of compensation expense related to the awards in the six months ended June 30, 2024 and 2023, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of  June 30, 2024, expected to be earned through the requisite service period was approximately $209 and is expected to be recognized through 2027.

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

A summary of RSU activity for the six months ended June 30, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2023	183,223	$36.54	1.72
Granted	285,771	$27.69	1.95
Vested	(134,934)	$38.54	-
Cancelled and forfeited	(5,371)	$31.58	-

Unvested at June 30, 2024	328,689	$28.10	2.12

Expected to vest in the future at June 30, 2024	320,733	$28.10	2.12

The Company recognized $2,801 and $1,318 of compensation expense related to the RSU awards in the three months ended  June 30, 2024 and 2023, respectively. The Company recognized $4,225 and $2,692 of compensation expense related to the RSU awards in the six months ended June 30, 2024 and 2023. The unrecognized compensation expense calculated under the fair value method for shares that were, as of June 30, 2024, expected to be earned through the requisite service period was approximately $4,508 and is expected to be recognized through 2027.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net sales
Work Truck Attachments	$118,137	$141,221	$141,977	$160,467
Work Truck Solutions	81,765	66,046	153,580	129,345
	$199,902	$207,267	$295,557	$289,812
Adjusted EBITDA
Work Truck Attachments	$35,792	$42,296	$31,324	$32,065
Work Truck Solutions	7,903	965	13,905	3,822
	$43,695	$43,261	$45,229	$35,887
Depreciation and amortization expense
Work Truck Attachments	$2,363	$3,403	$5,710	$6,741
Work Truck Solutions	2,044	2,039	4,042	4,058
	$4,407	$5,442	$9,752	$10,799
Assets
Work Truck Attachments	$413,752	$439,940
Work Truck Solutions	203,215	201,260
	$616,967	$641,200
Capital Expenditures
Work Truck Attachments	$459	$1,933	$1,134	$2,865
Work Truck Solutions	1,212	836	1,311	1,372
	$1,671	$2,769	$2,445	$4,237

Adjusted EBITDA
Work Truck Attachments	$35,792	$42,296	$31,324	$32,065
Work Truck Solutions	7,903	965	13,905	3,822
Total Adjusted EBITDA	$43,695	$43,261	$45,229	$35,887
Less items to reconcile Adjusted EBITDA to Income before taxes:
Interest expense - net	4,123	3,736	7,647	6,600
Depreciation expense	2,777	2,812	5,492	5,539
Amortization	1,630	2,630	4,260	5,260
Stock based compensation	2,478	3,279	2,833	4,236
Impairment charges (1)	-	-	1,224	-
Other charges (2)	560	68	1,589	142
Income before taxes	$32,127	$30,736	$22,184	$14,110

(1)	Reflects impairment charges taken on certain internally developed software in the six months ended June 30, 2024.
(2)	Reflects unrelated legal, severance, restructuring, and consulting fees, and a write down of property, plant and equipment for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 24.2% and 22.0% for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was 27.9% and 23.1% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three and six months ended  June 30, 2024 was higher than the prior year periods due to the establishment of reserves for uncertain tax positions of $888, compared to the release of reserves for uncertain tax positions of $129 in the three and six months ended June 30, 2023. The effective tax rate for the six months ended  June 30, 2024 was also impacted by discrete tax expense of $391 compared to expense of $148 in the six months ended  June 30, 2023 related to excess tax from stock compensation.

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Restructuring and Impairment

In  January 2024, the Company implemented the 2024 Cost Savings Program, primarily in the form of restructuring charges for headcount reductions in both the Work Truck Attachments segment and corporate functions. For the three and six months ended June 30, 2024, $545 and $1,402 in pre-tax restructuring charges were recorded, respectively, related to workforce reduction costs and other related expenses and are included in Cost of sales and Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company's restructuring expenses are comprised of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024

Severance and employee costs	$-	$857
Write down of property, plant and equipment	333	333
Legal, consulting and other costs	212	212
Total	$545	$1,402

The following table summarizes the changes in the Company's accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Such costs have been substantially all paid as of June 30, 2024.

Balance at December 31, 2023	$-
Restructuring charges	1,069
Payments	(1,069)
Balance at June 30, 2024	$-

In conjunction with the 2024 Cost Savings Program, impairment charges of $1,224 were recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2024 related to certain internally developed software at our Work Truck Attachments segment representing the full capitalized value of the software. In addition, management evaluated its assets outside of the internally developed software described above and determined that there were no indicators of impairment.

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

19.	Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the six months ended June 30, 2024 are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2023	$3,331	$3,025	$6,356
Other comprehensive gain before reclassifications	1,764	—	1,764
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(1,799)	(80)	(1,879)
Balance at June 30, 2024	$3,296	$2,945	$6,241

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(108)
Tax expense	28
Reclassification net of tax	$(80)

Realized gains on interest rate swaps reclassified to interest expense	$(2,431)
Tax expense	632
Reclassification net of tax	$(1,799)

Changes to accumulated other comprehensive income by component for the six months ended June 30, 2023, are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2022	$6,115	$3,013	$9,128
Other comprehensive gain before reclassifications	1,401	—	1,401
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(1,516)	(107)	(1,623)
Balance at June 30, 2023	$6,000	$2,906	$8,906

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(144)
Tax expense	37
Reclassification net of tax	$(107)

Realized gains on interest rate swaps reclassified to interest expense	$(2,048)
Tax expense	532
Reclassification net of tax	$(1,516)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, labor strikes, global political instability, adverse developments affecting the banking and financial services industries, pandemics and outbreaks of contagious diseases and other adverse public health developments; (iii) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (iv) the inability of our suppliers and OEM partners to meet our volume or quality requirements; (v) increases in the price of steel or other materials, including as a result of tariffs or inflationary conditions, necessary for the production of our products that cannot be passed on to our distributors; (vi) increases in the price of fuel or freight, (vii) the effects of laws and regulations and their interpretations on our business and financial condition, including policy or regulatory changes related to climate change; (viii) a significant decline in economic conditions; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) our inability to develop new products or improve upon existing products in response to end-user needs; (xiv) losses due to lawsuits arising out of personal injuries associated with our products; (xv) factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program; (xvi) our inability to compete effectively against competition; (xvii) our inability to successfully implement our new enterprise resource planning system at Dejana, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Macroeconomic Environment

 As a result of recent market volatility, supply chain disruptions, labor strikes, labor shortages, inflationary pressures (including around materials, freight, labor and benefits) and other economic trends, our results of operations were impacted in each of the six months ended June 30, 2024 and 2023, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity. In January 2024, we implemented the 2024 Cost Savings Program, which is primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. We are also reducing discretionary spending where possible and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  In addition, as discussed in Note 9 to the Unaudited Condensed Consolidated Financial Statements, in January 2023, we expanded the borrowing capacity of our revolving credit facility, and in January 2024, we amended our Credit Agreement to increase the minimum required leverage ratio from December 31, 2023 through June 30, 2024. In consideration of these recent macroeconomic trends, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future.

Overview

The following table sets forth, for the three and six months ended June 30, 2024 and 2023, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2024 and 2023 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)

Net sales	$199,902	$207,267	$295,557	$289,812
Cost of sales	138,599	145,904	215,334	217,174
Gross profit	61,303	61,363	80,223	72,638
Selling, general, and administrative expense	23,370	24,172	44,858	46,614
Impairment charges	-	-	1,224	-
Intangibles amortization	1,630	2,630	4,260	5,260
Income from operations	36,303	34,561	29,881	20,764
Interest expense, net	(4,123)	(3,736)	(7,647)	(6,600)
Other expense, net	(53)	(89)	(50)	(54)
Income before taxes	32,127	30,736	22,184	14,110
Income tax expense	7,789	6,772	6,198	3,256
Net income	$24,338	$23,964	$15,986	$10,854

The following table sets forth for the three and six months ended June 30, 2024 and 2023 the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.3%	70.4%	72.9%	74.9%
Gross profit	30.7%	29.6%	27.1%	25.1%
Selling, general, and administrative expense	11.7%	11.7%	15.2%	16.1%
Impairment charges	-%	-%	0.4%	-%
Intangibles amortization	0.8%	1.3%	1.4%	1.8%
Income from operations	18.2%	16.6%	10.1%	7.2%
Interest expense, net	(2.1)%	(1.8)%	(2.6)%	(2.3)%
Other expense, net	-%	-%	-%	-%
Income before taxes	16.1%	14.8%	7.5%	4.9%
Income tax expense	3.9%	3.3%	2.1%	1.2%
Net income	12.2%	11.5%	5.4%	3.7%

Net Sales

Net sales were $199.9 million for the three months ended June 30, 2024 compared to $207.3 million in the three months ended June 30, 2023, a decrease of $7.4 million, or 3.6%. Net sales were $295.6 million for the six months ended June 30, 2024 compared to $289.8 million in the six months ended June 30, 2023, an increase of $5.8 million or 2.0%. The decrease in sales for the three months ended June 30, 2024 compared to the same period in 2023 is a result of low snowfall in our core markets leading to lower volumes in 2024. The increase in sales for the six months ended June 30, 2024 was related to higher volumes and pricing at our Work Truck Solutions segment, somewhat offset by lower volumes at our Work Truck Attachments segment related to low snowfall. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net sales
Work Truck Attachments	$118,137	$141,221	$141,977	$160,467
Work Truck Solutions	81,765	66,046	153,580	129,345
	$199,902	$207,267	$295,557	$289,812

Net sales at our Work Truck Attachments segment were $118.1 million for the three months ended June 30, 2024 compared to $141.2 million in the three months ended June 30, 2023, a decrease of $23.1 million. Net sales at our Work Truck Attachments segment were $142.0 million for the six months ended June 30, 2024 compared to $160.5 million in the six months ended June 30, 2023, a decrease of $18.5 million. The decrease in sales in the three and six months ended June 30, 2024 was due to low snowfall in our core markets leading to lower volumes in 2024. The most recent snow season ended March 2024 was approximately 39.0% below the 10-year average.

Net sales at our Work Truck Solutions segment were $81.8 million for the three months ended June 30, 2024 compared to $66.0 million in the three months ended June 30, 2023, an increase of $15.8 million. Net sales at our Work Truck Solutions segment were $153.6 million for the six months ended June 30, 2024 compared to $129.3 million in the six months ended June 30, 2023, an increase of $24.3 million. The increase in sales for the three and six months ended June 30, 2024 compared to the same periods in 2023 was a result of higher volumes on improved throughput, price increase realization, as well as higher sales of Company-purchased chassis, which are typically sold at cost.

Cost of Sales

Cost of sales was $138.6 million for the three months ended June 30, 2024 compared to $145.9 million for the three months ended June 30, 2023, a decrease of $7.3 million or 5.0%. Cost of sales was $215.3 million for the six months ended June 30, 2024 compared to $217.2 million for the six months ended June 30, 2023, a decrease of $1.9 million or 0.9%. The decrease in cost of sales for the three and six months ended June 30, 2024 compared to the same period in the prior year was driven by the lower volumes. Cost of sales as a percentage of sales were 69.3% and 72.9% for the three and six months ended June 30, 2024, compared to 70.4% and 74.9% for the three and six months ended June 30, 2023.  The decrease in cost of sales as a percentage of sales for the three and six months ended June 30, 2024 was due to lower spending in conjunction with our 2024 Cost Savings Plan.

Gross Profit

Gross profit was $61.3 million for the three months ended June 30, 2024 compared to $61.4 million for the three months ended June 30, 2023, a decrease of $0.1 million, or 0.2%. Gross profit was $80.2 million for the six months ended June 30, 2024 compared to $72.6 million for the six months ended June 30, 2023, an increase of $7.6 million, or 10.5%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 29.6% for the three months ended June 30, 2023 to 30.7% for the corresponding period in 2024. As a percentage of net sales, gross profit increased from 25.1% for the six months ended June 30, 2023 to 27.1% for the corresponding period in 2024. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $25.0 million for the three months ended June 30, 2024 compared to $26.8 million for the three months ended June 30, 2023, a decrease of $1.8 million, or 6.7%. Selling, general and administrative expenses, including intangibles amortization, were $49.1 million for the six months ended June 30, 2024 compared to $51.9 million for the six months ended June 30, 2023, a decrease of $2.8 million, or 5.4%.  The decrease in the three months ended June 30, 2024 is related to lower intangibles amortization of $1.0 million related to an asset becoming fully amortized when compared to the prior year, as well as lower stock-based compensation of $0.8 million and incentive-based compensation of $0.4 million, somewhat offset by an increase in employee benefits costs of $0.6 million. The decrease in the six months ended June 30, 2024 is related to lower intangibles amortization of $1.0 million related to an asset becoming fully amortized when compared to the prior year, lower stock-based compensation of $1.4 million and incentive-based compensation of $0.9 million, as well as a decrease in advertising costs of $0.7 million and travel costs of $0.2 million related to curtailed discretionary spending, somewhat offset by an increase in employee benefits costs of $0.6 million and severance costs of $0.9 million related to salaried headcount reductions at our Work Truck Attachments segment and our corporate function as part of our 2024 Cost Savings Program.

Impairment Charges

Impairment charges were $1.2 million in the six months ended June 30, 2024 compared to $0.0 million in the same period in the prior year. The impairment charges in 2024 relate to certain internally developed software at our Work Truck Attachments segment and represent the full capitalized value of the software.

Interest Expense

Interest expense was $4.1 million for the three months ended June 30, 2024, an increase compared to the $3.7 million incurred in the same period in the prior year. The increase in interest expense for the three months ended June 30, 2024 was due to higher interest on our floor plan agreement of $0.3 million, see Note 5 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the floor plan agreement. Interest expense was $7.6 million for the six months ended June 30, 2024, an increase compared to the $6.6 million incurred in the same period in the prior year. The increase in interest expense for the six months ended June 30, 2024 was due to higher interest on our revolver of $0.4 million due to having higher revolver borrowings during the quarter compared to the prior year, as well as higher interest on our floor plan agreement of $0.7 million.

Income Taxes

The Company’s effective tax rate was 24.2% and 22.0% for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was 27.9% and 23.1% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three and six months ended June 30, 2024 was higher than the prior year periods due to the establishment of reserves for uncertain tax positions of $0.9 million, compared to the release of reserves for uncertain tax positions of $0.1 million in the three and six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was also impacted by discrete tax expense of $0.4 million compared to expense of $0.1 million in the six months ended June 30, 2023 related to excess tax from stock compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

Net Income

Net income for the three months ended June 30, 2024 was $24.3 million, compared to $24.0 million for the corresponding period in 2023, an increase of $0.3 million. Net income for the six months ended June 30, 2024 was $16.0 million, compared to $10.9 million for the corresponding period in 2023, an increase of $5.1 million. The change in net income for the three and six months ended June 30, 2024 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” “— Impairment Charges,” and “— Income Taxes.”  As a percentage of net sales, net income was 12.2% for the three months ended June 30, 2024 compared to 11.5% for the three months ended June 30, 2023. As a percentage of net sales, net income was 5.4% for the six months ended June 30, 2024 compared to 3.7% for the six months ended June 30, 2023.

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

As of June 30, 2024, we had $90.7 million of total liquidity, comprised of $4.2 million in cash and cash equivalents and $86.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2023 of approximately $126.7 million, comprised of approximately $24.2 million in cash and cash equivalents and borrowing availability of approximately $102.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2023 is primarily due to the seasonality of our business. We have taken various steps to preserve liquidity. In January 2024, we implemented the 2024 Cost Savings Program, which is primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. We are also continuing to reduce discretionary spending where possible and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories at June 30, 2024, December 31, 2023 and June 30, 2023.

	As of
	June 30,	December 31,	June 30,
	2024	2023	2023
Cash and cash equivalents	$4,196	$24,156	$3,384
Accounts receivable, net	140,198	83,760	139,354
Inventories	139,419	140,390	148,912

We had cash and cash equivalents of $4.2 million at June 30, 2024 compared to cash and cash equivalents of $24.2 million and $3.4 million at December 31, 2023 and June 30, 2023, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows	2024	2023	Change	Change

Net cash used in operating activities	$(19,114)	$(66,227)	$47,113	(71.1)%
Net cash used in investing activities	(2,751)	(5,290)	2,539	(48.0)%
Net cash provided by financing activities	1,905	54,231	(52,326)	(96.5)%
Change in cash	$(19,960)	$(17,286)	$(2,674)	15.5%

Net cash used in operating activities decreased $47.1 million from the six months ended June 30, 2023 to the six months ended June 30, 2024. The decrease in cash used in operating activities was due to a $7.1 million increase in net income adjusted for reconciling items, and favorable changes in working capital of $40.1 million. The largest favorable changes in working capital were a decrease in cash used in accounts payable related to the timing of supplier payments, as well as a decrease in cash used for inventory related to a larger increase in inventory in the prior year from pulling forward purchases in anticipation of inflationary price increases and supply chain disruptions, and higher material costs due to inflation.

Net cash used in investing activities decreased $2.5 million for the six months ended June 30, 2024 compared to the corresponding period in 2023 due to a lower level of capital expenditures.

Net cash provided by financing activities decreased $52.3 million for the six months ended June 30, 2024 as compared to the corresponding period in 2023. The decrease in cash provided was related to having $63.0 million in revolver borrowings outstanding at June 30, 2024 and $47.0 million in revolver borrowings outstanding at December 31, 2023, compared to $74.0 million in revolver borrowings outstanding at June 30, 2023 and no revolver borrowings outstanding at December 31, 2022. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. Somewhat offsetting the decrease in cash provided is a $5.6 million increase in cash provided related to prior year scheduled repayments of long-term debt, while no payments were required in the six months ended June 30, 2024 related to a voluntary pre-payment of debt amortization principal payments in 2023; see Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Free Cash Flow

Free cash flow for the three months ended June 30, 2024 was $1.1 million compared to ($11.9) million in the corresponding period in 2023, an increase of $13.0 million. Free cash flow for the six months ended June 30, 2024 was ($21.9) million compared to ($71.5) million in the corresponding period in 2023, an increase of $49.6 million. The increase in free cash flow for the six months ended June 30, 2024 is primarily a result of lower cash used in operating activities of $47.1 million as discussed above under “Liquidity and Capital Resources.”

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

Free cash flow is a non-GAAP financial measure which we define as net cash provided by (used in) operating activities less net cash provided by (used in) investing activities.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by (used in) operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Net cash provided by (used in) operating activities	$2,507	$(9,311)	$(19,114)	$(66,227)
Net cash used in investing activities	(1,423)	(2,542)	(2,751)	(5,290)
Free cash flow	$1,084	$(11,853)	$(21,865)	$(71,517)

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, severance, restructuring charges, write downs of property, plant and equipment, impairment charges, and stock-based compensation. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Net income	$24,338	$23,964	$15,986	$10,854

Interest expense, net	4,123	3,736	7,647	6,600
Income tax expense	7,789	6,772	6,198	3,256
Depreciation expense	2,777	2,812	5,492	5,539
Amortization	1,630	2,630	4,260	5,260
EBITDA	40,657	39,914	39,583	31,509

Stock-based compensation expense	2,478	3,279	2,833	4,236
Impairment charges (1)	-	-	1,224	-
Other charges (2)	560	68	1,589	142
Adjusted EBITDA	$43,695	$43,261	$45,229	$35,887

(1)	Reflects impairment charges taken on certain internally developed software in the six months ended June 30, 2024.
(2)	Reflects unrelated legal, severance, restructuring, and consulting fees, and a write down of property, plant and equipment for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Adjusted EBITDA
Work Truck Attachments	$35,792	$42,296	$31,324	$32,065
Work Truck Solutions	7,903	965	13,905	3,822
	$43,695	$43,261	$45,229	$35,887

Adjusted EBITDA at our Work Truck Attachments segment was $35.8 million for the three months ended June 30, 2024 compared to $42.3 million in the three months ended June 30, 2023, a decrease of $6.5 million. Adjusted EBITDA at our Work Truck Attachments segment was $31.3 million for the six months ended June 30, 2024 compared to $32.1 million in the six months ended June 30, 2023, a decrease of $0.8 million. The change in the three and six months ended June 30, 2024 from the corresponding periods in 2023 was due to low snowfall in our core markets leading to lower volumes in 2024. The most recent snow season ended March 2024 was approximately 39.0% below the 10-year average.

Adjusted EBITDA at our Work Truck Solutions segment was $7.9 million for the three months ended June 30, 2024 compared to $1.0 million in the three months ended June 30, 2023, an increase of $6.9 million. Adjusted EBITDA at our Work Truck Solutions segment was $13.9 million for the six months ended June 30, 2024 compared to $3.8 million in the six months ended June 30, 2023, an increase of $10.1 million. The change in the three and six months ended June 30, 2024 was due to improved volumes and price increase realization, as well as improved efficiencies.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings per share (as defined by GAAP), excluding the impact of stock-based compensation, severance, restructuring charges, write downs of property, plant and equipment, impairment charges, certain charges related to unrelated legal fees and consulting fees, and adjustments on derivatives not classified as hedges, net of their income tax impact. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Net income (GAAP)	$24,338	$23,964	$15,986	$10,854
Adjustments:
- Stock-based compensation	2,478	3,279	2,833	4,236
- Impairment charges (1)	-	-	1,224	-
- Adjustments on derivative not classified as hedge (2)	(115)	(172)	(287)	(344)
- Other charges (3)	560	68	1,589	142
Tax effect on adjustments	(731)	(794)	(1,340)	(1,009)

Adjusted net income (non-GAAP)	$26,530	$26,345	$20,005	$13,879

Weighted average common shares outstanding assuming dilution	23,094,047	22,974,508	23,051,708	22,940,863

Adjusted earnings per common share - dilutive	$1.11	$1.11	$0.83	$0.58

GAAP diluted earnings per share	$1.02	$1.01	$0.66	$0.45
Adjustments net of income taxes:
- Stock-based compensation	0.08	0.11	0.09	0.14
- Impairment charges (1)	-	-	0.04	-
- Adjustments on derivative not classified as hedge (2)	-	(0.01)	(0.01)	(0.01)
- Other charges (3)	0.01	-	0.05	-

Adjusted diluted earnings per share (non-GAAP)	$1.11	$1.11	$0.83	$0.58

(1)	Reflects impairment charges taken on certain internally developed software in the six months ended June 30, 2024.
(2)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(3)	Reflects unrelated legal, severance, restructuring, and consulting fees, and a write down of property, plant and equipment for the periods presented.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended June 30, 2024.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the three and six months ended June 30, 2024 and 2023 and, although we are starting to see such inflationary pressures ease, we expect ongoing inflationary pressures may also impact our profitability in the remainder of 2024. While we anticipate being able to cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In 2023 and in previous years, including in 2019, as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of June 30, 2024, we had outstanding borrowings under our term loan of $189.5 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2024 by $0.1 million, $0.2 million, and $0.2 million, respectively.

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

As of June 30, 2024, we had $63.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2024 by $0.1 million, $0.2 million, and $0.3 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 5.0% for the three months ended June 30, 2024 compared to 7.3% for the three months ended June 30, 2023. Our steel purchases as a percentage of revenue were 7.4% for the six months ended June 30, 2024 compared to 10.6% for the six months ended June 30, 2023. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

We are currently in the process of an enterprise resource planning ("ERP") system implementation at our Dejana Truck & Utility Equipment Company, LLC subsidiary. The ERP system is expected to be fully implemented in the third quarter of 2024. As a result of the implementation, we expect certain changes to our processes and procedures, which, in turn, will result in changes to our internal control over financial reporting. While we expect this implementation to either strengthen or have minimal impact to our existing internal controls, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures are finalized with the implementation.

With the exception of the implementation of the ERP system described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2023 except for the addition of the following risk to be included in the “Risks Related to our Business and Operations” subsection.

The process of implementing of an ERP system at Dejana could adversely impact our ability to produce timely financial statements or our internal control over financial reporting.

We are currently in the process of an ERP implementation at our Dejana Truck & Utility Equipment Company, LLC subsidiary, which will replace their current system. We may not be able to successfully implement the ERP system without delays related to resource constraints or challenges with the design or testing phases of the implementation. Inefficiencies in our financial reporting processes due to the conversion to a new ERP could adversely affect our ability to produce accurate financial statements on a timely basis until the new ERP and processes have matured. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP is not successfully implemented.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Total share repurchases under the 2022 repurchase plan for the three months ended June 30, 2024 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
4/1/2024 - 4/30/2024	-	$-	-	$44,000
5/1/2024 - 5/31/2024	-	-	-	44,000
6/1/2024 - 6/30/2024	-	-	-	44,000
Total	-	$-	-	$44,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended  June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description
10.1#	Retirement and Transition Agreement, dated May 16, 2024, between Douglas Dynamics, LLC and Robert McCormick [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 9File No. 001-34728)].

10.2#	Consulting Agreement between Douglas Dynamics, LLC and Glenco International LLC (the consulting entity of Robert McCormick), effective as of July 9, 2024 [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 9File No. 001-34728)].

10.3#	Letter Agreement, dated May 16, 2024, amongst Douglas Dynamics, Inc., Douglas Dynamics, LLC and James L. Janik [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 9File No. 001-34728)].

10.4#	Restricted Stock Unit Grant Notice and Standard Terms and Conditions for grant to James L. Janik, dated May 16, 2024, under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 9File No. 001-34728)].

10.5#	Restricted Stock Unit Grant Notice and Standard Terms and Conditions for grant to Sarah Lauber, dated May 16, 2024, under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporated by reference to Exhibit 10.5 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 9File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2024, filed on July 30, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

# A management contract of compensatory plan or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ SARAH LAUBER
Sarah Lauber
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: July 30, 2024