Form 10-Q
period 2024-09-30
DOUGLAS DYNAMICS, INC
filed 2024-10-29
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of registrant’s common shares outstanding as of October 29, 2024 was 23,094,047.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,413	$24,156
Accounts receivable, net	153,096	83,760
Inventories	145,362	140,390
Inventories - truck chassis floor plan	3,459	2,217
Refundable income taxes paid	—	4,817
Prepaid and other current assets	5,738	6,898
Total current assets	316,068	262,238
Property, plant, and equipment, net	39,309	67,340
Goodwill	113,134	113,134
Other intangible assets, net	115,180	121,070
Operating lease - right of use asset	69,295	18,008
Non-qualified benefit plan assets	10,589	9,195
Other long-term assets	2,012	2,433
Total assets	$665,587	$593,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,278	$31,374
Accrued expenses and other current liabilities	31,200	25,817
Floor plan obligations	3,459	2,217
Operating lease liability - current	6,848	5,347
Income taxes payable	3,729	—
Short term borrowings	67,000	47,000
Current portion of long-term debt	-	6,762
Total current liabilities	147,514	118,517
Retiree benefits and deferred compensation	15,036	13,922
Deferred income taxes	25,418	27,903
Long-term debt, less current portion	146,502	181,491
Operating lease liability - noncurrent	63,802	13,887
Other long-term liabilities	6,559	6,133
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,094,047 and 22,983,965 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	231	230
Additional paid-in capital	168,859	165,233
Retained earnings	87,469	59,746
Accumulated other comprehensive income, net of tax	4,197	6,356
Total stockholders’ equity	260,756	231,565
Total liabilities and stockholders’ equity	$665,587	$593,418

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)

Net sales	$129,398	$144,121	$424,955	$433,933
Cost of sales	98,523	111,992	313,857	329,166
Gross profit	30,875	32,129	111,098	104,767
Selling, general, and administrative expense	25,688	17,998	70,546	64,612
Impairment charges	—	—	1,224	—
Gain on sale leaseback transaction	(42,298)	—	(42,298)	—
Intangibles amortization	1,630	2,630	5,890	7,890
Income from operations	45,855	11,501	75,736	32,265
Interest expense, net	(4,469)	(4,607)	(12,116)	(11,207)
Other income (expense), net	354	35	304	(19)
Income before taxes	41,740	6,929	63,924	21,039
Income tax expense	9,482	1,137	15,680	4,393
Net income	$32,258	$5,792	$48,244	$16,646
Weighted average number of common shares outstanding:
Basic	23,094,047	22,983,965	23,065,924	22,955,388
Diluted	23,577,883	22,983,965	23,476,039	22,955,388
Earnings per common share:
Basic	$1.37	$0.25	$2.05	$0.71
Diluted	$1.36	$0.24	$2.04	$0.69
Cash dividends declared and paid per share	$0.30	$0.30	$0.89	$0.89
Comprehensive income	$30,214	$5,651	$46,085	$16,283

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
	(unaudited)

Operating activities
Net income	$48,244	$16,646
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,029	16,180
Loss (gain) on disposal of fixed asset	347	(45)
Amortization of deferred financing costs and debt discount	526	440
Gain on sale leaseback transaction	(42,298)	-
Stock-based compensation	3,627	4,236
Adjustments on derivatives not classified as hedges	(287)	(516)
Provision for losses on accounts receivable	527	329
Deferred income taxes	(2,485)	(2,177)
Impairment charges	1,224	-
Non-cash lease expense	4,264	287
Changes in operating assets and liabilities:
Accounts receivable	(69,863)	(78,866)
Inventories	(4,972)	(10,745)
Prepaid assets, refundable income taxes and other assets	(1,071)	(1,403)
Accounts payable	4,355	(6,826)
Accrued expenses and other current liabilities	9,114	(979)
Benefit obligations, long-term liabilities and other	1,446	(709)
Net cash used in operating activities	(33,273)	(64,148)
Investing activities
Capital expenditures	(3,982)	(7,723)
Proceeds from sale leaseback transaction	64,150	-
Proceeds from insurance recoveries	366	-
Net cash provided by (used in) investing activities	60,534	(7,723)
Financing activities
Proceeds from (payments on) life insurance policy loans	(204)	750
Payments of financing costs	(279)	(334)
Dividends paid	(20,521)	(20,689)
Net revolver borrowings	20,000	101,000
Repayment of long-term debt	(42,000)	(18,438)
Net cash provided by (used in) financing activities	(43,004)	62,289
Change in cash and cash equivalents	(15,743)	(9,582)
Cash and cash equivalents at beginning of period	24,156	20,670
Cash and cash equivalents at end of period	$8,413	$11,088

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$5,637	$7,245

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended September 30, 2024
Balance at June 30, 2024	23,094,047	$231	$168,065	$62,120	$6,241	$236,657
Net income	—	—	—	32,258	—	32,258
Dividends paid	—	—	—	(6,909)	—	(6,909)
Adjustment for postretirement benefit liability, net of tax of $14	—	—	—	—	(40)	(40)
Adjustment for interest rate swap, net of tax of $704	—	—	—	—	(2,004)	(2,004)
Stock based compensation	—	—	794	—	—	794
Balance at September 30, 2024	23,094,047	$231	$168,859	$87,469	$4,197	$260,756

Nine Months Ended September 30, 2024
Balance at December 31, 2023	22,983,965	$230	$165,233	$59,746	$6,356	$231,565
Net income	—	—	—	48,244	—	48,244
Dividends paid	—	—	—	(20,521)	—	(20,521)
Adjustment for pension and postretirement benefit liability, net of tax of $42	—	—	—	—	(120)	(120)
Adjustment for interest rate swap, net of tax of $717	—	—	—	—	(2,039)	(2,039)
Repurchase of common stock	—	—	—	—	—	—
Stock based compensation	110,082	1	3,626	—	—	3,627
Balance at September 30, 2024	23,094,047	$231	$168,859	$87,469	$4,197	$260,756

Three Months Ended September 30, 2023
Balance at June 30, 2023	22,983,965	$230	$168,516	$60,508	$8,906	$238,160
Net income	—	—	—	5,792	—	5,792
Dividends paid	—	—	—	(6,879)	—	(6,879)
Adjustment for pension and postretirement benefit liability, net of tax of $19	—	—	—	—	(53)	(53)
Adjustment for interest rate swap, net of tax of $31	—	—	—	—	(88)	(88)
Stock based compensation	—	—	—	—	—	—
Balance at September 30, 2023	22,983,965	$230	$168,516	$59,421	$8,765	$236,932

Nine Months Ended September 30, 2023
Balance at December 31, 2022	22,886,793	$229	$164,281	$63,464	$9,128	$237,102
Net income	—	—	—	16,646	—	16,646
Dividends paid	—	—	—	(20,689)	—	(20,689)
Adjustment for pension and postretirement benefit liability, net of tax of $57	—	—	—	—	(159)	(159)
Adjustment for interest rate swap, net of tax of $74	—	—	—	—	(204)	(204)
Stock based compensation	97,172	1	4,235	—	—	4,236
Balance at September 30, 2023	22,983,965	$230	$168,516	$59,421	$8,765	$236,932

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, have been prepared by the Company and have not been audited.

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

Revenue by customer type was as follows:

Three Months Ended September 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$60,249	$32,826	$93,075
Government	-	18,239	18,239
Fleet	-	15,075	15,075
Other	-	3,009	3,009
Total revenue	$60,249	$69,149	$129,398

Three Months Ended September 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$75,879	$36,593	$112,472
Government	-	13,711	13,711
Fleet	-	15,777	15,777
Other	-	2,161	2,161
Total revenue	$75,879	$68,242	$144,121

Nine Months Ended September 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$202,226	$110,480	$312,706
Government	-	59,027	59,027
Fleet	-	46,194	46,194
Other	-	7,028	7,028
Total revenue	$202,226	$222,729	$424,955

Nine Months Ended September 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$236,346	$101,822	$338,168
Government	-	48,256	48,256
Fleet	-	41,431	41,431
Other	-	6,078	6,078
Total revenue	$236,346	$197,587	$433,933

Revenue by timing of revenue recognition was as follows:

Three Months Ended September 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$60,249	$41,862	$102,111
Over time	-	27,287	27,287
Total revenue	$60,249	$69,149	$129,398

Three Months Ended September 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$75,879	$43,921	$119,800
Over time	-	24,321	24,321
Total revenue	$75,879	$68,242	$144,121

Nine Months Ended September 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$202,226	$139,658	$341,884
Over time	-	83,071	83,071
Total revenue	$202,226	$222,729	$424,955

Nine Months Ended September 30, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$236,346	$128,287	$364,633
Over time	-	69,300	69,300
Total revenue	$236,346	$197,587	$433,933

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and nine months ended September 30, 2024 and 2023, respectively:

Three Months Ended September 30, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$11,564	$3,959	$(7,930)	$7,593

Three Months Ended September 30, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$7,929	$3,988	$(8,012)	$3,905

Nine Months Ended September 30, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,009	$18,528	$(14,944)	$7,593

Nine Months Ended September 30, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,531	$17,238	$(17,864)	$3,905

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations. There were no contract assets as of September 30, 2024 or 2023. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under our municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $1,826 and $1,594 during the three months ended September 30, 2024 and 2023, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $4,009 and $4,531 during the nine months ended September 30, 2024 and 2023, respectively, which was included in contract liabilities at the beginning of each period.

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

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the nine months ended September 30, 2024 and 2023:

	Balance at December 31, 2023	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at September 30, 2024
Nine Months Ended September 30, 2024
Work Truck Attachments	$1,400	$304	$-	$(4)	$1,700
Work Truck Solutions	246	223	-	70	539
Total	$1,646	$527	$-	$66	$2,239

	Balance at December 31, 2022	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at September 30, 2023
Nine Months Ended September 30, 2023
Work Truck Attachments	$1,000	$300	$-	$-	$1,300
Work Truck Solutions	366	29	-	(33)	362
Total	$1,366	$329	$-	$(33)	$1,662

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2024	2023
Assets:
Non-qualified benefit plan assets (a)	$10,589	$9,195
Interest rate swaps (b)	1,563	4,033

Total Assets	$12,152	$13,228

Liabilities:
Long-term debt (c)	$147,497	$189,413
Total Liabilities	$147,497	$189,413

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered Level 2 inputs. The Company had outstanding loans of $546 and $750 against these Non-qualified benefit plan assets as of September 30, 2024 and December 31, 2023, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $1,343 and $220 at September 30, 2024 are included in Prepaid and other current assets and Other long-term assets, respectively.  Interest rate swaps of $3,174 and $859 at December 31, 2023 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)  The fair value of the Company’s long-term debt, including current maturities, approximates its carrying value. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2024	2023

Finished goods	$69,127	$79,509
Work-in-process	17,366	14,384
Raw material and supplies	58,869	46,497
	$145,362	$140,390

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery. At September 30, 2024 and December 31, 2023, the Company had $3,459 and $2,217, respectively, of chassis inventory and $3,459 and $2,217 of related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

6.	Property, plant and equipment

During the three and nine months ended September 30, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852, see Note 7 for additional information.

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2024	2023

Land	$162	$3,969
Land improvements	140	5,589
Leasehold improvements	6,683	6,582
Buildings	3,072	36,719
Machinery and equipment	80,674	79,065
Furniture and fixtures	26,782	25,920
Mobile equipment and other	5,419	5,287
Construction-in-process	3,038	5,125
Total property, plant and equipment	125,970	168,256
Less accumulated depreciation	(86,661)	(100,916)
Property, plant and equipment, net	$39,309	$67,340

7.	Leases

The Company has operating leases for manufacturing and upfit facilities, land and parking lots, warehousing space and certain equipment. The leases have remaining lease terms of less than one year to 15 years, some of which include options to extend the leases for up to 20 years. Such renewal options were not included in the determination of the lease term unless deemed reasonably certain of exercise. The discount rate used in measuring the lease liabilities is based on the Company’s interest rate on its secured Term Loan Credit Agreement. Certain of the Company’s leases contain escalating rental payments based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the three and nine months ended September 30, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852 for gross proceeds of $64,150, which was reduced by transaction costs of $5,494 for net cash proceeds of approximately $58,656. The properties in the sale leaseback transaction are comprised of three facilities located in Milwaukee, Wisconsin and four additional facilities located in each of Huntley, Illinois; Manchester, Iowa; Rockland, Maine; and Madison Heights, Michigan, totaling approximately 780,000 square feet of manufacturing and upfitting space. The lease agreement has an initial term of 15 years, with two optional 10-year renewal options. The Company recognized a gain of $42,298 on this transaction, which is included in Gain on sale leaseback transaction in the Condensed Consolidated Statements of Operations and Comprehensive Income. Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $51,879 and $51,879, respectively.

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease expense	$2,126	$5,303	$1,545	$4,354
Short term lease cost	$341	$494	$48	$316
Total lease cost	$2,467	$5,797	$1,593	$4,670

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Cash paid for amounts included in the measurement of operating lease liabilities	$5,243	$4,597
Non-cash lease expense - right-of-use assets	$4,264	$3,735
Right-of-use assets obtained in exchange for operating lease obligations	$55,551	$3,411

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	September 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$69,295	$18,008

Other current liabilities	6,848	5,347
Operating lease liabilities	63,802	13,887
Total operating lease liabilities	$70,650	$19,234

Weighted Average Remaining Lease Term
Operating leases (in months)	156	53

Weighted Average Discount Rate
Operating leases	7.04%	5.36%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2024 (excluding the nine months ended September 30, 2024)	$2,920
2025	11,387
2026	9,996
2027	8,185
2028	7,141
Thereafter	70,267
Total Lease Payments	109,896
Less: imputed interest	(39,246)
Total	$70,650

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2024
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	46,585	34,335
Patents	21,136	19,190	1,946
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,160	1,299
Amortizable intangibles, net	196,155	158,575	37,580
Total	$273,755	$158,575	$115,180

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2023
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	79,000	1,000
Customer relationships	80,920	42,707	38,213
Patents	21,136	18,249	2,887
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,089	1,370
Amortizable intangibles, net	196,155	152,685	43,470
Total	$273,755	$152,685	$121,070

Amortization expense for intangible assets was $1,630 and $2,630 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $5,890 and $7,890 for the nine months ended September 30, 2024 and 2023, respectively. Estimated amortization expense for the remainder of 2024 and each of the succeeding five years is as follows:

2024	$1,630
2025	6,075
2026	5,450
2027	5,450
2028	5,450
2029	5,300

9.	Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2024	2023

Term Loan, net of debt discount of $190 and $274 at September 30, 2024 and December 31, 2023, respectively	$147,497	$189,413
Less current maturities	-	6,762
Long-term debt before deferred financing costs	147,497	182,651
Deferred financing costs, net	995	1,160
Long-term debt, net	$146,502	$181,491

On  January 29, 2024, the Company entered into Amendment No. 3 to the Credit Agreement, which modifies the minimum required Leverage Ratio (as defined in the Credit Agreement) of the Company, which is measured as of the last day of each Reference Period (as defined in the Credit Agreement), from 3.50 to 1.00 for each Reference Period to (i) 3.50 to 1.00 for each Reference Period ending on or prior to  September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on  December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on  March 31, 2024 and  June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on  September 30, 2024 and thereafter. Deferred financing costs of $279 relating to entry into Amendment No. 3 are being amortized over the term of the loan. On January 5, 2023, the Company entered into that certain Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of  June 9, 2021 (as amended by Amendment No. 1, the “Credit Agreement”), and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option (as defined below) and increased the revolving commitment under the Credit Agreement by $50,000 for a total of $150,000 in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option. Deferred financing costs of $334 relating to entry into Amendment No. 1 are being amortized over the term of the loan. On July 11, 2023, the Company entered into Amendment No. 2 to the Credit Agreement, which allows the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. Pursuant to Amendment No. 2, the Company had outstanding loans of $546 and $750 against its corporate-owned life insurance policies as of September 30, 2024 and December 31, 2023, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

Following Amendment No. 1, the Credit Agreement provides for a senior secured term loan in the amount of $225,000 and a senior secured revolving credit facility in the amount of $150,000, of which $10,000 is available in the form of letters of credit and $15,000 is available for the issuance of short-term swingline loans. The Credit Agreement also allows the Company to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175,000 (the "Revolving Commitment Increase Option"), subject to specified terms and conditions. The final maturity date of the Credit Agreement is June 9, 2026.

At September 30, 2024, the Company had outstanding borrowings under its term loan of $147,497, $67,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $82,450. At December 31, 2023, the Company had outstanding borrowings under its term loan of $189,413, $47,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $102,450. During the three and nine months ended September 30, 2024, the Company made a pre-payment of $42,000 of debt amortization principal payments under its Credit Agreement using a portion of the proceeds from the sale leaseback transaction, as described in Note 7. During the year ended December 31, 2023, the Company made a voluntary pre-payment of $10,000 of debt amortization principal payments under the Company's Credit Agreement.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, as a result of the modifications to the minimum required Leverage Ratio under Amendment No. 3 to the Credit Agreement as discussed above, the Credit Agreement requires the Company to have a Leverage Ratio of (i) 3.50 to 1.00 for each Reference Period ending on or prior to  September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on  December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on  March 31, 2024 and  June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on  September 30, 2024 and thereafter, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending June 30, 2021. As of  September 30, 2024, the Company was in compliance with the respective covenants under the Credit Agreement.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the three months ended September 30, 2024 and 2023 was $0 and ($291), respectively. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the nine months ended September 30, 2024 and 2023 was ($485) and ($873), respectively. A mark-to-market adjustment of $0 and $119 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended  September 30, 2024 and 2023, respectively, related to the swap. A mark-to-market adjustment of $198 and $357 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2024 and 2023, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. As of  September 30, 2024, the amount in Accumulated other comprehensive income has been fully amortized into earnings.

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

The interest rate swaps' positive fair value at September 30, 2024 was $1,563, of which $1,343 and $220 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps' positive fair value at  December 31, 2023 was $4,033, of which $3,174 and $859 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	September 30,	December 31,
	2024	2023

Payroll and related costs	$9,254	$5,772
Employee benefits	6,674	7,937
Accrued warranty	3,988	4,068
Other	11,284	8,040
	$31,200	$25,817

11.	Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $6,698 at September 30, 2024, of which $2,710 is included in Other long-term liabilities and $3,988 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $6,957 at December 31, 2023, of which $2,889 is included in Other long-term liabilities and $4,068 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Balance at the beginning of the period	$6,681	$7,844	$6,957	$7,876
Warranty provision	401	897	2,073	2,904
Claims paid/settlements	(384)	(580)	(2,332)	(2,619)
Balance at the end of the period	$6,698	$8,161	$6,698	$8,161

12.	Earnings per Share

Basic earnings per share of common stock is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company has granted certain equity awards that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings per share pursuant to the two‑class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. All outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. Potential common shares in the diluted earnings per share computation are excluded to the extent that they would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Basic earnings per common share
Net income	$32,258	$5,792	$48,244	$16,646
Less: Distributed and undistributed earnings allocated to nonvested shares	672	128	882	368
Net income allocated to common shareholders	$31,586	$5,664	$47,362	$16,278
Weighted average common shares outstanding	23,094,047	22,983,965	23,065,924	22,955,388
	$1.37	$0.25	$2.05	$0.71

Diluted earnings per common share
Net income allocated to common shareholders - basic	$31,586	$5,664	$47,362	$16,278
Add: Undistributed earnings allocated to nonvested shareholders	519	-	479	-
Net income allocated to common shareholders - diluted	$32,105	$5,664	$47,841	$16,278
Weighted average common shares outstanding - basic	23,094,047	22,983,965	23,065,924	22,955,388
Dilutive effect of participating securities	483,836	-	410,115	-
Weighted average common shares outstanding - diluted	23,577,883	22,983,965	23,476,039	22,955,388
	$1.36	$0.24	$2.04	$0.69

13.	Employee Stock Plans

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

Equity awards issued to management under either the 2010 Plan or the 2024 Plan include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred  $2,457 and $3,249 in the nine months ended September 30, 2024 and 2023, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s Nominating and Governance Committee of its Board of Directors approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

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

The Company recognized $24 and ($361) of compensation expense related to the awards in the three months ended September 30, 2024 and 2023, respectively. The Company recognized ($1,368) and $1,183 of compensation expense related to the awards in the nine months ended September 30, 2024 and 2023, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of  September 30, 2024, expected to be earned through the requisite service period was approximately $185 and is expected to be recognized through 2027.

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

A summary of RSU activity for the nine months ended September 30, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2023	183,223	$36.54	1.72
Granted	336,685	$27.66	1.88
Vested	(134,934)	$38.54	-
Cancelled and forfeited	(10,408)	$29.73	-

Unvested at September 30, 2024	374,566	$28.02	1.98

Expected to vest in the future at September 30, 2024	363,896	$28.02	1.98

The Company recognized $770 and $361 of compensation expense related to the RSU awards in the three months ended  September 30, 2024 and 2023, respectively. The Company recognized $4,995 and $3,053 of compensation expense related to the RSU awards in the nine months ended September 30, 2024 and 2023. The unrecognized compensation expense calculated under the fair value method for shares that were, as of September 30, 2024, expected to be earned through the requisite service period was approximately $5,083 and is expected to be recognized through 2027.

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

All intersegment sales are eliminated in consolidation. Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net sales
Work Truck Attachments	$60,249	$75,879	$202,226	$236,346
Work Truck Solutions	69,149	68,242	222,729	197,587
	$129,398	$144,121	$424,955	$433,933
Adjusted EBITDA
Work Truck Attachments	$8,139	$12,328	$39,463	$44,393
Work Truck Solutions	7,192	4,985	21,097	8,807
	$15,331	$17,313	$60,560	$53,200
Depreciation and amortization expense
Work Truck Attachments	$2,235	$3,298	$7,945	$10,039
Work Truck Solutions	2,042	2,083	6,084	6,141
	$4,277	$5,381	$14,029	$16,180
Assets
Work Truck Attachments	$437,402	$459,138
Work Truck Solutions	228,185	212,807
	$665,587	$671,945
Capital Expenditures
Work Truck Attachments	$738	$1,320	$1,872	$4,185
Work Truck Solutions	348	1,335	1,659	2,707
	$1,086	$2,655	$3,531	$6,892

Adjusted EBITDA
Work Truck Attachments	$8,139	$12,328	$39,463	$44,393
Work Truck Solutions	7,192	4,985	21,097	8,807
Total Adjusted EBITDA	$15,331	$17,313	$60,560	$53,200
Less items to reconcile Adjusted EBITDA to Income before taxes:
Interest expense - net	4,469	4,607	12,116	11,207
Depreciation expense	2,647	2,751	8,139	8,290
Amortization	1,630	2,630	5,890	7,890
Sale leaseback transaction fees	5,257	-	5,257	-
Stock based compensation	794	-	3,627	4,236
Restructuring and severance costs	417	-	1,819	-
Impairment charges (1)	-	-	1,224	-
Gain on sale leaseback transaction	(42,298)	-	(42,298)	-
Other charges (2)	675	396	862	538
Income before taxes	$41,740	$6,929	$63,924	$21,039

(1)	Reflects impairment charges taken on certain internally developed software in the nine months ended September 30, 2024.
(2)	Reflects unrelated legal and consulting fees, insurance proceeds, and CEO transition costs for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 22.7% and 16.4% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was 24.5% and 20.9% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three and nine months ended  September 30, 2023 was impacted by a tax benefit related to the purchase of investment tax credits included in the Company's estimated annual effective tax rate. The effective tax rate for the three and nine months ended  September 30, 2024 was impacted by the release of reserves for uncertain tax positions of $445. The effective tax rate for the nine months ended  September 30, 2024 was impacted by the establishment of reserves for uncertain tax positions of $888.

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Restructuring and Impairment

In  January 2024, the Company implemented the 2024 Cost Savings Program, primarily in the form of restructuring charges for headcount reductions in both the Work Truck Attachments segment and corporate functions. For the three and nine months ended September 30, 2024, $417 and $1,819 in pre-tax restructuring charges were recorded, respectively, related to workforce reduction costs and other related expenses and are included in Cost of sales and Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company's restructuring expenses are comprised of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024

Severance and employee costs	$73	$930
Write down of property, plant and equipment	-	333
Legal, consulting and other costs	344	556
Total	$417	$1,819

The following table summarizes the changes in the Company's accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Such costs have been substantially all paid as of September 30, 2024.

Balance at December 31, 2023	$-
Restructuring charges	1,267
Payments	(1,267)
Balance at September 30, 2024	$-

In conjunction with the 2024 Cost Savings Program, impairment charges of $1,224 were recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2024 related to certain internally developed software at our Work Truck Attachments segment representing the full capitalized value of the software. In addition, management evaluated its assets outside of the internally developed software described above and determined that there were no indicators of impairment.

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

19.	Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the nine months ended September 30, 2024 are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2023	$3,331	$3,025	$6,356
Other comprehensive gain before reclassifications	386	—	386
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(2,425)	(120)	(2,545)
Balance at September 30, 2024	$1,292	$2,905	$4,197

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(162)
Tax expense	42
Reclassification net of tax	$(120)

Realized gains on interest rate swaps reclassified to interest expense	$(3,277)
Tax expense	852
Reclassification net of tax	$(2,425)

Changes to accumulated other comprehensive income by component for the nine months ended September 30, 2023, are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2022	$6,115	$3,013	$9,128
Other comprehensive gain before reclassifications	2,238	—	2,238
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(2,441)	(160)	(2,601)
Balance at September 30, 2023	$5,912	$2,853	$8,765

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(216)
Tax expense	56
Reclassification net of tax	$(160)

Realized gains on interest rate swaps reclassified to interest expense	$(3,298)
Tax expense	857
Reclassification net of tax	$(2,441)

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

Business Update

 As a result of recent market volatility, supply chain disruptions, labor strikes, labor shortages, inflationary pressures (including around materials, freight, labor and benefits) and other economic trends, our results of operations were impacted in each of the nine months ended September 30, 2024 and 2023, and may be significantly impacted in future quarters. See below for further discussion of the impact to our financial statements. We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity. In January 2024, we implemented the 2024 Cost Savings Program, which is primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. We are also reducing discretionary spending where possible and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  As discussed in Note 7 and Note 9 to the Unaudited Condensed Consolidated Financial Statements, in September 2024, we executed a sale leaseback transaction for gross proceeds of $64.2 million, and, using a portion of the proceeds, we paid down $42.0 million on our term loan.  In addition, as discussed in Note 9 to the Unaudited Condensed Consolidated Financial Statements, in January 2023, we expanded the borrowing capacity of our revolving credit facility, and in January 2024, we amended our Credit Agreement to increase the minimum required leverage ratio from December 31, 2023 through June 30, 2024. In consideration of these recent macroeconomic trends and the various actions that we have taken to preserve our liquidity, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future.

Effective July 8, 2024, Robert McCormick retired as the Company's President and Chief Executive Officer. Mr. McCormick's agreement allows him  to provide consulting services to the Company through December 31, 2024. Effective July 8, 2024, James Janik was elected as the Company's Interim President and Chief Executive Officer.

Overview

The following table sets forth, for the three and nine months ended September 30, 2024 and 2023, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2024 and 2023 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)

Net sales	$129,398	$144,121	$424,955	$433,933
Cost of sales	98,523	111,992	313,857	329,166
Gross profit	30,875	32,129	111,098	104,767
Selling, general, and administrative expense	25,688	17,998	70,546	64,612
Impairment charges	-	-	1,224	-
Gain on sale leaseback transaction	(42,298)	-	(42,298)	-
Intangibles amortization	1,630	2,630	5,890	7,890
Income from operations	45,855	11,501	75,736	32,265
Interest expense, net	(4,469)	(4,607)	(12,116)	(11,207)
Other income (expense), net	354	35	304	(19)
Income before taxes	41,740	6,929	63,924	21,039
Income tax expense	9,482	1,137	15,680	4,393
Net income	$32,258	$5,792	$48,244	$16,646

The following table sets forth for the three and nine months ended September 30, 2024 and 2023 the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1%	77.7%	73.9%	75.9%
Gross profit	23.9%	22.3%	26.1%	24.1%
Selling, general, and administrative expense	19.9%	12.5%	16.6%	14.9%
Impairment charges	-%	-%	0.3%	-%
Gain on sale leaseback transaction	(32.7)%	-%	(10.0)%	-%
Intangibles amortization	1.3%	1.8%	1.4%	1.8%
Income from operations	35.4%	8.0%	17.8%	7.4%
Interest expense, net	(3.5)%	(3.2)%	(2.9)%	(2.6)%
Other income (expense), net	0.3%	-%	0.3%	-%
Income before taxes	32.2%	4.8%	15.2%	4.8%
Income tax expense	7.3%	0.8%	3.8%	1.0%
Net income	24.9%	4.0%	11.4%	3.8%

Net Sales

Net sales were $129.4 million for the three months ended September 30, 2024 compared to $144.1 million in the three months ended September 30, 2023, a decrease of $14.7 million, or 10.2%. Net sales were $425.0 million for the nine months ended September 30, 2024 compared to $433.9 million in the nine months ended September 30, 2023, a decrease of $8.9 million or 2.1%. The decrease in sales for the three and nine months ended September 30, 2024 compared to the same period in 2023 is a result of low snowfall in our core markets leading to lower volumes in 2024. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net sales
Work Truck Attachments	$60,249	$75,879	$202,226	$236,346
Work Truck Solutions	69,149	68,242	222,729	197,587
	$129,398	$144,121	$424,955	$433,933

Net sales at our Work Truck Attachments segment were $60.2 million for the three months ended September 30, 2024 compared to $75.9 million in the three months ended September 30, 2023, a decrease of $15.7 million. Net sales at our Work Truck Attachments segment were $202.2 million for the nine months ended September 30, 2024 compared to $236.3 million in the nine months ended September 30, 2023, a decrease of $34.1 million. The decrease in sales in the three and nine months ended September 30, 2024 was due to low snowfall in our core markets leading to lower volumes in 2024. The most recent snow season ended March 2024 was approximately 39.0% below the 10-year average.

Net sales at our Work Truck Solutions segment were $69.1 million for the three months ended September 30, 2024 compared to $68.2 million in the three months ended September 30, 2023, an increase of $0.9 million. Net sales at our Work Truck Solutions segment were $222.7 million for the nine months ended September 30, 2024 compared to $197.6 million in the nine months ended September 30, 2023, an increase of $25.1 million. The increase in sales for the three months ended September 30, 2024 compared to the same period in 2023 was a result of price increase realization, as well as higher sales of Company-purchased chassis, which are typically sold at cost. The increase in sales for the nine months ended September 30, 2024 compared to the same period in 2023 was a result of higher volumes on improved throughput, price increase realization, as well as higher sales of Company-purchased chassis, which are typically sold at cost.

Cost of Sales

Cost of sales was $98.5 million for the three months ended September 30, 2024 compared to $112.0 million for the three months ended September 30, 2023, a decrease of $13.5 million or 12.1%. Cost of sales was $313.9 million for the nine months ended September 30, 2024 compared to $329.2 million for the nine months ended September 30, 2023, a decrease of $15.3 million or 4.6%. The decrease in cost of sales for the three and nine months ended September 30, 2024 compared to the same period in the prior year was driven by the lower volumes at Work Truck Attachments. Cost of sales as a percentage of sales were 76.1% and 73.9% for the three and nine months ended September 30, 2024, compared to 77.7% and 75.9% for the three and nine months ended September 30, 2023.  The decrease in cost of sales as a percentage of sales for the three and nine months ended September 30, 2024 was due to lower spending in conjunction with our 2024 Cost Savings Plan.

Gross Profit

Gross profit was $30.9 million for the three months ended September 30, 2024 compared to $32.1 million for the three months ended September 30, 2023, a decrease of $1.2 million, or 3.7%. Gross profit was $111.1 million for the nine months ended September 30, 2024 compared to $104.8 million for the nine months ended September 30, 2023, an increase of $6.3 million, or 6.0%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 22.3% for the three months ended September 30, 2023 to 23.9% for the corresponding period in 2024. As a percentage of net sales, gross profit increased from 24.1% for the nine months ended September 30, 2023 to 26.1% for the corresponding period in 2024. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $27.3 million for the three months ended September 30, 2024 compared to $20.6 million for the three months ended September 30, 2023, an increase of $6.7 million, or 32.5%. Selling, general and administrative expenses, including intangibles amortization, were $76.4 million for the nine months ended September 30, 2024 compared to $72.5 million for the nine months ended September 30, 2023, an increase of $3.9 million, or 5.4%.  The increase in the three months ended September 30, 2024 is related to $5.2 million in transaction costs related to the sale leaseback transaction, $1.0 million in CEO transition costs, higher stock-based compensation of $0.8 million, and higher incentive-based compensation of $0.6 million, somewhat offset by lower intangibles amortization of $1.0 million related to an asset becoming fully amortized when compared to the prior year, as well as cost savings related to our 2024 Cost Savings Program. The increase in the nine months ended September 30, 2024 is related to $5.2 million in transaction costs related to the sale leaseback transaction, $1.0 million in CEO transition costs, and an increase in employee benefits costs of $0.7 million and severance costs of $0.9 million related to salaried headcount reductions at our Work Truck Attachments segment and our corporate function as part of our 2024 Cost Savings Program. These increases in the nine months ended September 30, 2024 are somewhat offset by lower intangibles amortization of $2.0 million related to an asset becoming fully amortized when compared to the prior year, lower stock-based compensation of $0.6 million and incentive-based compensation of $0.3 million, as well as a decrease in advertising costs of $0.6 million and travel costs of $0.6 million related to curtailed discretionary spending.

Impairment Charges

Impairment charges were $1.2 million in the nine months ended September 30, 2024 compared to $0.0 million in the same period in the prior year. The impairment charges in 2024 relate to certain internally developed software at our Work Truck Attachments segment and represent the full capitalized value of the software.

Gain on Sale Leaseback Transaction

Gain on sale leaseback transaction was $42.3 million in the three and nine months ended September 30, 2024, compared to $0.0 million in the same periods in the prior year, see Note 7 to the Unaudited Condensed Consolidated Financial Statements for additional information on the sale leaseback transaction.

Interest Expense

Interest expense was $4.5 million for the three months ended September 30, 2024, a decrease compared to the $4.6 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended September 30, 2024 was due to lower interest on our revolver of $0.4 million due to having lower revolver borrowings during the quarter compared to the prior year, somewhat offset by higher interest on our floor plan agreement, see Note 5 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the floor plan agreement. Interest expense was $12.1 million for the nine months ended September 30, 2024, an increase compared to the $11.2 million incurred in the same period in the prior year. The increase in interest expense for the nine months ended September 30, 2024 was due to higher interest on our floor plan agreement of $0.8 million.

Income Taxes

The Company’s effective tax rate was 22.7% and 16.4% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was 24.5% and 20.9% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was impacted by a tax benefit related to the purchase of investment tax credits included in the Company's estimated annual effective tax rate. The effective tax rate for the three and nine months ended September 30, 2024 was impacted by the release of reserves for uncertain tax positions of $0.4 million. The effective tax rate for the nine months ended September 30, 2024 was impacted by the establishment of reserves for uncertain tax positions of $0.9 million.

Net Income

Net income for the three months ended September 30, 2024 was $32.3 million, compared to $5.8 million for the corresponding period in 2023, an increase of $26.5 million. Net income for the nine months ended September 30, 2024 was $48.2 million, compared to $16.6 million for the corresponding period in 2023, an increase of $31.6 million. The change in net income for the three and nine months ended September 30, 2024 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” “— Impairment Charges,” “—Gain on Sale Leaseback Transaction,” “—Interest Expense," and “— Income Taxes.”  As a percentage of net sales, net income was 24.9% for the three months ended September 30, 2024 compared to 4.0% for the three months ended September 30, 2023. As a percentage of net sales, net income was 11.4% for the nine months ended September 30, 2024 compared to 3.8% for the nine months ended September 30, 2023.

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

As of September 30, 2024, we had $90.9 million of total liquidity, comprised of $8.4 million in cash and cash equivalents and $82.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2023 of approximately $126.7 million, comprised of approximately $24.2 million in cash and cash equivalents and borrowing availability of approximately $102.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2023 is primarily due to the seasonality of our business. In addition, as discussed in Note 7 and Note 9 to the Unaudited Condensed Consolidated Financial Statements, in September 2024 we executed a sale leaseback transaction for gross proceeds of $64.2 million, and using a portion of the proceeds we paid down $42.0 million on our term loan. We have taken various steps to preserve liquidity. In January 2024, we implemented the 2024 Cost Savings Program, which is primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. We are also continuing to reduce discretionary spending where possible and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories at September 30, 2024, December 31, 2023 and September 30, 2023.

	As of
	September 30,	December 31,	September 30,
	2024	2023	2023
Cash and cash equivalents	$8,413	$24,156	$11,088
Accounts receivable, net	153,096	83,760	165,302
Inventories	145,362	140,390	147,246

We had cash and cash equivalents of $8.4 million at September 30, 2024 compared to cash and cash equivalents of $24.2 million and $11.1 million at December 31, 2023 and September 30, 2023, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows	2024	2023	Change	Change

Net cash used in operating activities	$(33,273)	$(64,148)	$30,875	(48.1)%
Net cash provided by (used in) investing activities	60,534	(7,723)	68,257	(883.8)%
Net cash provided by (used in) financing activities	(43,004)	62,289	(105,293)	(169.0)%
Change in cash	$(15,743)	$(9,582)	$(6,161)	64.3%

Net cash used in operating activities decreased $30.9 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The decrease in cash used in operating activities was due to a $7.7 million decrease in net income adjusted for reconciling items, and favorable changes in working capital of $38.5 million. The largest favorable changes in working capital were a decrease in cash used in accounts payable related to the timing of supplier payments, a decrease in cash used for accounts receivable related to strong collections, as well as a decrease in cash used for inventory related reduced inventory levels in 2024.

Net cash provided by investing activities increased $68.3 million for the nine months ended September 30, 2024 compared to the corresponding period in 2023 due to gross proceeds on the sale leaseback transaction of $64.2 million, as well as a lower level of capital expenditures.

Net cash used in financing activities increased $105.3 million for the nine months ended September 30, 2024 as compared to the corresponding period in 2023. The decrease in cash provided was related to having $67.0 million in revolver borrowings outstanding at September 30, 2024 and $47.0 million in revolver borrowings outstanding at December 31, 2023, compared to $101.0 million in revolver borrowings outstanding at September 30, 2023 and no revolver borrowings outstanding at December 31, 2022. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information. In addition, the increase in cash used in financing activities is related to a $42.0 million voluntary pre-payment of debt amortization principal payments in September 2024 using a portion of the proceeds from the sale leaseback transaction, in comparison to a $10.0 million repayment of long-term debt related to a voluntary pre-payment of debt amortization principal payments in 2023; see Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Free Cash Flow

Free cash flow for the three months ended September 30, 2024 was ($15.4) million compared to ($0.4) million in the corresponding period in 2023, a decrease of $15.0 million. Free cash flow for the nine months ended September 30, 2024 was ($37.3) million compared to ($71.9) million in the corresponding period in 2023, an increase of $34.6 million. The increase in free cash flow for the nine months ended September 30, 2024 is primarily a result of lower cash used in operating activities of $30.9 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Net cash provided by (used in) operating activities	$(14,159)	$2,079	$(33,273)	$(64,148)
Acquisition of property and equipment	(1,231)	(2,433)	(3,982)	(7,723)
Free cash flow	$(15,390)	$(354)	$(37,255)	$(71,871)

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, severance, restructuring charges, impairment charges, CEO transition costs, insurance proceeds, gain on sale leaseback transaction and related transaction costs, and stock-based compensation. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Net income	$32,258	$5,792	$48,244	$16,646

Interest expense, net	4,469	4,607	12,116	11,207
Income tax expense	9,482	1,137	15,680	4,393
Depreciation expense	2,647	2,751	8,139	8,290
Amortization	1,630	2,630	5,890	7,890
EBITDA	50,486	16,917	90,069	48,426

Stock-based compensation expense	794	-	3,627	4,236
Restructuring and severance costs	417	-	1,819	-
Impairment charges (1)	-	-	1,224	-
Gain on sale leaseback transaction	(42,298)	-	(42,298)	-
Sale leaseback transaction fees	5,257	-	5,257	-
Other charges (2)	675	396	862	538
Adjusted EBITDA	$15,331	$17,313	$60,560	$53,200

(1)	Reflects impairment charges taken on certain internally developed software in the nine months ended September 30, 2024.
(2)	Reflects unrelated legal and consulting fees, insurance proceeds, and CEO transition costs for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Adjusted EBITDA
Work Truck Attachments	$8,139	$12,328	$39,463	$44,393
Work Truck Solutions	7,192	4,985	21,097	8,807
	$15,331	$17,313	$60,560	$53,200

Adjusted EBITDA at our Work Truck Attachments segment was $8.1 million for the three months ended September 30, 2024 compared to $12.3 million in the three months ended September 30, 2023, a decrease of $4.2 million. Adjusted EBITDA at our Work Truck Attachments segment was $39.5 million for the nine months ended September 30, 2024 compared to $44.4 million in the nine months ended September 30, 2023, a decrease of $4.9 million. The change in the three and nine months ended September 30, 2024 from the corresponding periods in 2023 was due to low snowfall in our core markets leading to lower volumes in 2024. The most recent snow season ended March 2024 was approximately 39.0% below the 10-year average.

Adjusted EBITDA at our Work Truck Solutions segment was $7.2 million for the three months ended September 30, 2024 compared to $5.0 million in the three months ended September 30, 2023, an increase of $2.2 million. Adjusted EBITDA at our Work Truck Solutions segment was $21.1 million for the nine months ended September 30, 2024 compared to $8.8 million in the nine months ended September 30, 2023, an increase of $12.3 million. The change in the three and nine months ended September 30, 2024 was due to improved volumes and price increase realization, as well as improved efficiencies.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings per share (as defined by GAAP), excluding the impact of stock-based compensation, severance, restructuring charges, impairment charges, CEO transition costs, insurance proceeds, gain on sale leaseback transaction and related transaction costs, certain charges related to unrelated legal fees and consulting fees, and adjustments on derivatives not classified as hedges, net of their income tax impact. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Net income (GAAP)	$32,258	$5,792	$48,244	$16,646
Adjustments:
- Stock-based compensation	794	-	3,627	4,236
- Impairment charges (1)	-	-	1,224	-
- Gain on sale leaseback transaction	(42,298)	-	(42,298)	-
- Sale leaseback transaction fees	5,257	-	5,257	-
- Restructuring and severance costs	417	-	1,819	-
- Adjustments on derivative not classified as hedge (2)	-	(172)	(287)	(516)
- Other charges (3)	675	396	862	538
Tax effect on adjustments	8,789	(56)	7,449	(1,064)

Adjusted net income (non-GAAP)	$5,892	$5,960	$25,897	$19,840

Weighted average common shares outstanding assuming dilution	23,577,883	22,983,965	23,476,039	22,955,388

Adjusted earnings per common share - dilutive	$0.24	$0.25	$1.09	$0.82

GAAP diluted earnings per share	$1.36	$0.24	$2.04	$0.69
Adjustments net of income taxes:
- Stock-based compensation	0.02	-	0.11	0.13
- Impairment charges (1)	-	-	0.04	-
- Gain on sale leaseback transaction	(1.34)	-	(1.35)	-
- Sale leaseback transaction fees	0.17	-	0.17	-
- Restructuring and severance costs	0.01	-	0.06	-
- Adjustments on derivative not classified as hedge (2)	-	(0.01)	(0.01)	(0.02)
- Other charges (3)	0.02	0.02	0.03	0.02

Adjusted diluted earnings per share (non-GAAP)	$0.24	$0.25	$1.09	$0.82

(1)	Reflects impairment charges taken on certain internally developed software in the nine months ended September 30, 2024.
(2)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(3)	Reflects unrelated legal and consulting fees, insurance proceeds, and CEO transition costs for the periods presented.

Future Obligations and Commitments

During the three and nine months ended September 30, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. The properties in the sale leaseback transaction are comprised of three facilities located in Milwaukee, Wisconsin and four additional facilities located in each of Huntley, Illinois; Manchester, Iowa; Rockland, Maine; and Madison Heights, Michigan, totaling approximately 780,000 square feet of manufacturing and upfitting space. The lease agreement has an initial term of 15 years, with two optional 10-year renewal options. The resulting lease has approximately $88.9 million in committed  future lease payments over the next 15 years.

With the exception of the lease commitments described above, there have been no material changes to our future obligations and commitments in the three months ended September 30, 2024.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the three and nine months ended September 30, 2024 and 2023 and, although we are starting to see such inflationary pressures ease, we expect ongoing inflationary pressures may also impact our profitability in the remainder of 2024. While we anticipate being able to cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In 2023 and in previous years, including in 2019, as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of September 30, 2024, we had outstanding borrowings under our term loan of $147.5 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2024 by $0.2 million, $0.3 million, and $0.3 million, respectively.

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

As of September 30, 2024, we had $67.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2024 by $0.2 million, $0.3 million, and $0.3 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 5.9% for the three months ended September 30, 2024 compared to 9.4% for the three months ended September 30, 2023. Our steel purchases as a percentage of revenue were 7.0% for the nine months ended September 30, 2024 compared to 10.2% for the nine months ended September 30, 2023. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Changes in Internal Control Over Financial Reporting

We are currently in the process of an enterprise resource planning ("ERP") system implementation at our Dejana Truck & Utility Equipment Company, LLC subsidiary. The ERP system is expected to be fully implemented in the first quarter of 2025. As a result of the implementation, we expect certain changes to our processes and procedures, which, in turn, will result in changes to our internal control over financial reporting. While we expect this implementation to either strengthen or have minimal impact to our existing internal controls, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures are finalized with the implementation.

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

The process of implementing an ERP system at Dejana could adversely impact our ability to produce timely financial statements or our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Total share repurchases under the 2022 repurchase plan for the three months ended September 30, 2024 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
7/1/2024 - 7/31/2024	-	$-	-	$44,000
8/1/2024 - 8/31/2024	-	-	-	44,000
9/1/2024 - 9/30/2024	-	-	-	44,000
Total	-	$-	-	$44,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended  September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description
10.1	Agreement of Purchase and Sale, dated September 10, 2024, among Douglas Dynamics, L.L.C., Henderson Products, Inc., Trynex International LLC and AGNL Blizzard, L.L.C. [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed September 12, 2024 (File No. 001-34728)].

10.2	Lease Agreement, dated September 10, 2024, between Douglas Dynamics, L.L.C. and AGNL Blizzard, L.L.C. [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed September 12, 2024 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2024, filed on October 29, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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
Dated: October 29, 2024