Form 10-K
period 2024-12-31
DOUGLAS DYNAMICS, INC
filed 2025-02-25
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

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

At June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $540 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At February 25, 2025, the Registrant had outstanding an aggregate of 23,094,047 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 29, 2025, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2024, are incorporated into Part III.

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

●	Our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business;

●	The inability of our suppliers and OEM partners to meet our volume or quality requirements;

●	Increases in the price of fuel or freight;

●	The effects of laws and regulations and their interpretations on our business and financial conditions, including policy or regulatory changes related to climate change;

●	A significant decline in economic conditions;

●	Our inability to maintain good relationships with our distributors;

●	Lack of available or favorable financing options for our end‑users, distributors or customers;

●	Inaccuracies in our estimates of future demand for our products;

●	Our inability to protect or continue to build our intellectual property portfolio;

●	Our inability to develop new products or improve upon existing products in response to end‑user needs;

●	The effects of laws and regulations and their interpretations on our business and financial condition;

●	Losses due to lawsuits arising out of personal injuries associated with our products;

●	Factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program;

●	Our inability to effectively manage the use of artificial intelligence;

●	Our inability to compete effectively against our competition; and

●	Our inability to successfully implement our new enterprise resource planning system at Dejana.

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

In our Work Truck Attachments segment, we offer a broad product line of snowplows and sand and salt spreaders for light trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. For the years ended December 31, 2024, 2023 and 2022, 82%, 84% and 85% of our net sales in our Work Truck Attachments segment were generated from sales of snow and ice control equipment, respectively, and 18%, 16% and 15% of our net sales in our Work Truck Attachments segment were generated from sales of parts and accessories, respectively. While we measure sales of parts and accessories separately from snow and ice control equipment, they are integrated with one another and are not separable.

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

We believe that our Work Truck Attachments segment has the snow and ice control industry’s most extensive distribution network worldwide, which consists of approximately 3,000 points of sale. Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Most of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry leading brands within our distribution network.

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

We believe we are a leader in operational efficiency in our industries, resulting from our application of lean manufacturing principles, our vertical integration, and a highly variable cost structure. We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations. During the year ended December 31, 2024 we developed products in one facility that we own in Rockland, Maine. We also lease twenty-two manufacturing, service and upfit facilities, located in Iowa, Illinois, Maine, Maryland, Michigan, Missouri, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Wisconsin. Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers, especially during times of sudden and unpredictable snowfall events when our customers need our products immediately. During the year ended December 31, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852 for gross proceeds of $64,150, which was reduced by transaction costs of $5,494 for net cash proceeds of approximately $58,656. The properties in the sale leaseback transaction are comprised of three facilities located in Milwaukee, Wisconsin and four additional facilities located in each of Huntley, Illinois; Manchester, Iowa; Rockland, Maine; and Madison Heights, Michigan, totaling approximately 780,000 square feet of manufacturing and upfitting space. See Note 6 to our audited consolidated financial statements for additional information.

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

While snowfall levels vary within a given year and from year‑to‑year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi‑year periods. The following chart depicts aggregate annual and ten‑year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in 66 cities in 26 snow belt states across the Northeast, East, Midwest and Western United States where we monitor snowfall levels from 1983 to 2024. As the chart indicates, since 1984, aggregate snowfall levels in any given rolling ten‑year period have been fairly consistent, ranging from 2,738 to 3,345 inches.

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

Long‑term growth in the overall snow and ice control equipment market also results from geographic expansion of developed areas in the snow belt regions of North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada), as well as consumer demand for technological enhancements in snow and ice control equipment and related parts and accessories that improves efficiency and reliability. Continued construction in the snow belt regions in North America increases the aggregate area requiring snow and ice removal, thereby growing the market for snow and ice control equipment. Additionally, there is continued potential for growth within Work Truck Attachments related to the sale of non-truck snow and ice control equipment, including utility terrain vehicle (“UTV”) plows and other such equipment. Additionally, in order to ensure reliable commerce and safe roads, distribution of our ice control equipment continues to expand into states south of the snow belt. The development and sale of more reliable, more efficient and more sophisticated products have historically contributed to an approximate 2% to 4% average unit price increase, with higher price increases in inflationary environments. There were multiple price increases ranging from the low-single digits to low-double digits that were implemented at various points in 2021 through 2023. In 2024, average unit price increases were more in line with historical averages.

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

Long term growth in the truck and vehicle upfit market will depend on technological advances in the component products and advances in the original equipment manufacturer’s vehicles, as well customer demand for such products. Along with technological advancements, end-users are demanding more specialized vehicles specifically related to their unique work related needs, which we expect will further increase demand. Along with technological advancements, products become more complex in the marketplace, thus increasing the importance of the role of the truck upfitter in the value chain. In 2021 through 2023, more significant price increases were implemented across Work Truck Solutions in response to materials, freight and labor inflation. There were multiple price increases ranging from the mid-single digits to low-double digits that were implemented at various points in 2022 and 2023. In 2024, average unit price increases were more in line with historical averages of 2% to 4% per year.

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

Extensive North American Distributor Network in Work Truck Attachments. With approximately 3,000 points of sale at our Work Truck Attachments segment, we benefit from having what we believe to be the most extensive distributor network in the light truck and heavy duty snow and ice control equipment industry, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real‑time end‑user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

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

Experienced Management Team. We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the light truck and heavy duty snow and ice control equipment and truck upfitting industries. Our senior management team consisted of four officers as of December 31, 2024. Effective July 8, 2024, Robert McCormick retired as the Company's President and Chief Executive Officer. Effective July 8, 2024, James Janik was elected as the Company's Interim President and Chief Executive Officer. He has been an officer and/or director of our Company for over 27 years and has served in various roles, including Executive Chairman and Chief Executive Officer, among others. Through management’s strategic vision, we have been able to expand our distributor network and grow what we believe is our market leading position.

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

Order Backlog

We had total backlog of $348.0 million and $296.3 million at December 31, 2024 and 2023, respectively. Backlog information may not be indicative of results of operations for future periods.

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

Our Culture

For more than 75 years, Douglas Dynamics has been manufacturing what we believe to be the best products available on the market. Every day, our employees work hard to meet our customers’ needs, and every day we, as an organization, are focused on fostering a collaborative environment for our employees and offering them the opportunity to have ownership in our company's success. As of December 31, 2024, we employed 1,673 employees, all US based except for 10 employees who work in the Douglas Dynamics Sourcing Office located in Beijing, China.  None of our employees are represented by a union and we are not party to any collective bargaining agreements. We believe that our focus on integrity, teamwork and high-performance have enabled us to create an ideal work environment for every one of our employees. Our Board of Directors and our Compensation Committee regularly receive updates from our senior management with respect to our health and safety, diversity and inclusion and our internal talent development initiatives and priorities.

Our commitment to continuous improvement extends well beyond producing the highest quality products or driving shareholder value—we also value the growth, improvement and engagement of our employees.

Creating a culture of excellence is the key to our success, which is why we work hard to give our employees the tools and training to achieve more. We know that when our employees are taken care of, our business partners get the most out of their Douglas Dynamics experience, helping us to remain North America‘s premier manufacturer and upfitter of work trucks and equipment.

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

Our Ethics

Along with our core values and winning behaviors, we act in accordance with our Code of Conduct Policy ("Code of Conduct"), which creates expectations and provides guidance for all our employees to make the right decisions. Our Code of Conduct covers such topics as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information and reporting Code of Conduct violations.

Diversity & Inclusion

Douglas Dynamics remains committed to diversity and inclusion, recognizing opportunities for growth across our organization. We are exploring strategies to attract diverse talent through recruiting firms, job-posting sites, and university programs designed to connect companies with qualified candidates from varied backgrounds. We will continue to assess and improve our approaches to workforce diversity.

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

Financing Program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2024, 2023 and 2022, distributors financed purchases of $6.3 million, $9.0 million and $15.8 million through this financing program, respectively. At both December 31, 2024 and December 31, 2023, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2024 and 2023 was $8.9 million and $13.7 million, respectively. We were not required to repurchase repossessed inventory for the years ended December 31, 2024, 2023 and 2022.

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

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 45 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 7 Chinese trademarks, 56 U.S. issued patents, and 7 Canadian patents.

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

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2024 and 2023, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

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

As a manufacturer through our Work Truck Attachments segment of snow and ice control equipment for light trucks and related parts and accessories, our sales depend primarily on the level, timing and location of snowfall in the regions in which we offer our products. A low level or lack of snowfall in any given year in any of the snow‑belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada) will likely cause sales of our Work Truck Attachments products and a portion of our Work Truck Solutions products to decline in such year as well as the subsequent year, which in turn may adversely affect our results of operations and ability to generate cash flow. For example, our 2024 results were impacted by low snowfall in our core markets in the snow season ended March 31, 2024 leading to lower volumes, and our 2023 results were impacted by a significantly low amount of snowfall in the snow season ended March 31, 2023, where major cities along the I-95 corridor on the East Coast did not see any measurable snowfall. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year‑to‑Year Variability.” A sustained period of reduced snowfall events in one or more of the geographic regions in which we offer our products could cause our results of operations to decline and adversely affect our ability to generate cash flow. If unfavorable weather conditions are exacerbated by climate change or otherwise, our results of operations may be affected to a greater degree than we have previously experienced.

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

Steel is a significant raw material used to manufacture our products. During 2024, our raw steel purchases were in amounts equivalent to approximately 7% of our revenue. During 2023, our raw steel purchases were in amounts equivalent to approximately 10% of our revenue. During 2022, our raw steel purchases were in amounts equivalent to approximately 13% of our revenue. Steel purchases as a percentage of revenue were lower in the year ended December 31, 2024 due to lower steel prices, lower production at Work Truck Attachments related to lower volume, as well as higher sales dollars at Work Truck Solutions. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs and other trade restrictions. Steel prices are volatile and may also increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions are weak and our distributors and end‑users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline. On December 17, 2024, we entered into a steel hedging agreement to reduce our exposure to commodity price swings. The steel hedging instrument has a notional quantity of 3,000 short tons, and is effective for the period August 1, 2025 through December 31, 2025, which we expect to be slightly less than half of our exposure during the effective period.  Under the steel hedge agreement, we will make fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge.

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

There is a growing consensus that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, create financial risk to our business. For example, the demand for our products and services may be affected by unseasonable weather conditions, which was the case for our Work Truck Attachments segment during the snow seasons ended March 31, 2024 and 2023, where snowfall levels came in significantly below average. Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. We could also face indirect financial risks passed through the supply chain, and process disruptions due to climate changes could result in price modifications for our products and the resources needed to produce them.

Furthermore, customer, investor, and employee expectations in areas such as the environment, social matters and corporate governance (ESG) have been rapidly evolving. Specifically, certain customers are requiring information on our environmental sustainability plans and commitments, which we have not yet released publicly as of the date of this filing. There can be no assurance of the extent to which any of our future plans or commitments will be achieved, or that any investments we make in furtherance of achieving any such plans, targets, goals or other commitments will meet customer, investor, employee or other stakeholder expectations and desires or any legal standards regarding sustainability performance.

Additionally, stakeholder focus on ESG issues requires the continuous monitoring of various and evolving standards and the associated reporting requirements.  A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract and retain customers or an inability to attract and retain top talent.

Risks Related to our Business and Operations

We depend on outside suppliers and original equipment manufacturers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We purchase certain components essential to our snowplows and sand and salt spreaders from outside suppliers, including off‑shore sources. We also have OEM partners that supply truck chassis used in our truck upfitting operations. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. In addition, as was the case in 2024, 2023, and 2022, an OEM may encounter difficulties and may be unable to deliver truck chassis according to our production needs, including as a result of computer chip shortages, labor strikes or otherwise, which may result in the deferral of sales to future periods. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products, components or truck chassis from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end‑user sales, which could have an adverse effect on our business and financial condition.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. In addition, we have portions of our workforce working remotely and a small number of employees working at an office in China, which may heighten these risks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

We are heavily dependent on our senior management team. If we are unable to retain, attract, and motivate qualified employees, it may adversely affect our business.

Our continued success depends on the retention, recruitment and continued contributions of key management, finance, sales and marketing personnel, some of whom could be difficult to replace. Our success is largely dependent upon our senior management team. The loss of any one or more of such persons could have an adverse effect on our business and financial condition. Our ability to implement our business plan is dependent on our retaining, hiring, and training a large number of qualified employees every year. Our results of operations could be adversely affected by increased costs due to higher competition for employees, higher employee turnover, or increased employee benefit costs, which could be heightened as a result of adjustments to workforce levels in response to varying levels of demand. Effective July 8, 2024, Robert McCormick retired as our President and Chief Executive Officer. Effective July 8, 2024, James Janik was elected as our Interim President and Chief Executive Officer.

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

In our Work Truck Attachments segment, we primarily compete with regional manufacturers of snow and ice control equipment for light trucks. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. Additionally, in our Work Truck Solutions segment, we compete with other market leaders in the municipal snow and ice manufacturing and truck upfit industries. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for light trucks are The Toro Company (the manufacturer of the Boss brand of snow and ice control equipment) and Buyers Products Company, and that these companies represent our primary competitors for light truck market share for our Work Truck Attachments segment. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for heavy trucks are Monroe and Viking and that these companies represent our primary competitors for heavy truck market share for our Work Truck Solutions segment. Management believes that other regional market leaders in the truck upfitting industry are Knapheide, Reading, Palfleet and Autotruck, and that these companies represent our primary competitors for the upfit market share for our Work Truck Solutions segment.

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

We may use artificial intelligence in our business and operations, and challenges with effectively managing its use could harm our business and expose us to costly liability.

We may incorporate artificial intelligence technologies, including generative artificial intelligence and machine learning, into our product development processes and operations. Our use of artificial intelligence technologies carries inherent risks, and there can be no assurance that our use of artificial intelligence will enhance our products or achieve any improvements in innovation or efficiency. In addition, we could be exposed to liability as a result of any misuse of artificial intelligence and machine learning-technology by our personnel while carrying out Company responsibilities. We also face risks of competitive disadvantage if our competitors more effectively use artificial intelligence to drive internal efficiencies or create new or enhanced products. If we fail to effectively manage our use of artificial intelligence in our business and operations, our business could be harmed or we could be exposed to costly liability, which in turn could adversely affect our results of operations and financial condition.

The process of implementing an ERP system at Dejana could adversely impact our ability to produce timely financial statements or our internal control over financial reporting.

We are currently in the process of an enterprise resource planning ("ERP") implementation at our Dejana Truck & Utility Equipment Company, LLC subsidiary, which will replace their current system. We may not be able to successfully implement the ERP system without delays related to resource constraints or challenges with the design or testing phases of the implementation. Inefficiencies in our financial reporting processes due to the conversion to a new ERP system could adversely affect our ability to produce accurate financial statements on a timely basis until the new ERP system and processes have matured. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP system is not successfully implemented.

Risks Related to Execution of Strategy

We may be unable to identify, complete or benefit from strategic transactions.

Our long‑term growth strategy includes building value for our company through a variety of methods. These methods may include acquisition of, investment in, or joint ventures involving, complementary businesses. We cannot assure that we will be able to identify suitable parties for these transactions. If we are unable to identify suitable parties for strategic transactions, we may not be able to capitalize on market opportunities with existing and new customers, which could inhibit our ability to gain market share. Even if we identify suitable parties to participate in these transactions, we cannot assure that we will be able to make them on commercially acceptable terms, if at all.

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

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 45 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON® and BRINEXTREME®) 13 Canadian registered trademarks, 5 European trademarks, 7 Chinese trademarks, 56 U.S. issued patents, and 7 Canadian patents. Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

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

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2024, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non‑compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

As of December 31, 2024, we had approximately $147.5 million of senior secured indebtedness, $0.0 million in outstanding borrowings under our revolving credit facility and $149.5 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas: Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with executive leadership, the Company’s ERM function, and the Company’s Vice President of Information Technology. Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis. Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to executive management, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

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

The Vice President of Information Technology, in coordination with executive leadership including our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Vice President of Information Technology monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee when appropriate.

The Vice President of Information Technology has been with the Company for over 25 years in various roles in information technology and information security. The Company’s Interim CEO and CFO each hold undergraduate and graduate degrees in their respective fields, and each have over 25 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

Item 2.  Properties

Our significant facilities by location, ownership, and function as of December 31, 2024 are as follows:

Location	Ownership	Products / Use
Milwaukee, Wisconsin	Leased	Corporate headquarters
Milwaukee, Wisconsin (1)	Leased	Work Truck Attachments
Albany, New York	Leased	Work Truck Solutions
Baltimore, Maryland (1)	Leased	Work Truck Solutions
Bucyrus, Ohio	Leased	Work Truck Solutions
Chalfont, Pennsylvania	Leased	Work Truck Solutions
Cinnaminson, New Jersey	Leased	Work Truck Solutions
Fulton, Missouri	Leased	Work Truck Solutions
Huntley, Illinois	Leased	Work Truck Solutions
Kansas City, Missouri	Leased	Work Truck Solutions
Kenvil, New Jersey	Leased	Work Truck Solutions
Kings Park, New York (1)	Leased	Work Truck Solutions
Madison Heights, Michigan	Leased	Work Truck Attachments
Manchester, Iowa	Leased	Work Truck Solutions
Manchester, Iowa	Leased	Work Truck Solutions
Queensbury, New York	Leased	Work Truck Solutions
Rockland, Maine	Owned	Work Truck Attachments
Rockland, Maine	Leased	Work Truck Attachments
Skowhegan, Maine	Leased	Work Truck Solutions
Smithfield, Rhode Island	Leased	Work Truck Solutions
Watertown, New York	Leased	Work Truck Solutions
China	Leased	Sourcing Office

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

Information about our Executive Officers

Effective July 8, 2024, Robert McCormick retired as the Company's President and Chief Executive Officer. Effective July 8, 2024, James Janik was elected as the Company's Interim President and Chief Executive Officer.  Linda R. Evans, the Company’s Chief Human Resources Officer, retired effective January 2, 2025. Ms. Evans remained an executive officer of the Company until December 31, 2024. Our executive officers as of February 25, 2025 were as follows:

Name	Age	Position
James Janik	68	Interim President and Chief Executive Officer
Sarah Lauber	53	Executive Vice President, Chief Financial Officer & Secretary
Mark Van Genderen	56	Chief Operating Officer and President, Work Truck Attachments

James Janik has been serving as our Interim President and Chief Executive Officer since July 2024, Chairman of the Board since 2014 and as a director since 2004. Mr. Janik served as the Company’s Executive Chairman from May  2024 until July 2024 and, previously, from January 2019 until his initial retirement as an officer of the Company in April of 2020. Mr. Janik previously served as the Company’s President and Chief Executive Officer from 2004 until January 2019. Mr. Janik also served as President and Chief Executive Officer of Douglas Dynamics Incorporated, the entity that previously operated the Company’s business, from 2000 to 2004. Mr. Janik was Director of Sales of the Company’s Western Products division from 1992 to 1994, General Manager of the Western Products division from 1994 to 2000 and Vice President of Marketing and Sales from 1998 to 2000. Prior to joining the Company, Mr. Janik was the Vice President of Marketing and Sales of Sunlite Plastics Inc., a custom extruder of thermoplastic materials, for two years. During the 11 prior years, Mr. Janik held a number of key marketing, sales and production management positions for John Deere Company. Mr. Janik has served on the board of directors of Jason Industries L.L.C. since August 2020.

Sarah Lauber has been serving as our Executive Vice President, Chief Financial Officer and Secretary since March 2023. Prior to this role, she served as our Chief Financial Officer and Secretary from August 2017 until March 2023. Prior to joining us, Ms. Lauber served as Senior Vice President and Chief Financial Officer of Jason Industries, Inc., a global industrial manufacturing company, since January 2016 and as Jason Industries’ Chief Financial Officer since 2015. Prior to joining Jason Industries, Ms. Lauber served as Senior Vice President, Financial Planning and Analysis at Regal Rexnord Corporation (f/k/a Regal Beloit Corporation), a manufacturer of electric motors, electric motion controls, power generation and power transmission products, from 2011 until 2015. Ms. Lauber previously was employed by A.O. Smith Corporation’s Electrical Products Company (“EPC”) from 2002 until 2011 and held various roles, the latest of which was Chief Financial Officer from 2006 until EPC was acquired by Regal Rexnord in 2011. Ms. Lauber is a member of the board of directors of The Timken Company, where she serves on the audit and compensation committees of the board of directors.

Mark Van Genderen has been serving as our Chief Operating Officer and President, Work Truck Attachments since September 2024. Prior to this role, he served as our President, Work Truck Attachments since January 2023, President, Commercial Snow & Ice from September 2021 until January 2023 and as Vice President of Business Development from November 2020 until September 2021.  Prior to his time at Douglas Dynamics, Mr. Van Genderen spent 21 years in various leadership roles at the Harley-Davidson Motor Company, manufacturer of premium motorcycles. While at Harley-Davidson, he held a diverse range of responsibilities including leadership roles in manufacturing, product development, sales and marketing, finance, and dealer development. More recently, he led Harley-Davidson’s expansion in Latin America, the company’s parts and accessories product development function, and the riding gear and lifestyle apparel division, which include the company’s eCommerce business.

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

At February 25, 2025, there were 57 registered record holders of our Common Stock.

In accordance with our dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. We paid quarterly dividends to the holders of our Common Stock in 2023 and 2024.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2020 and December 31, 2024, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2020 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends. The Russell 2000 was chosen because we do not believe we can reasonably identify an industry index or specific peer group that would offer a meaningful comparison. The Russell 2000 represents a broad-based index of companies with similar market capitalization.

We did not sell any equity securities during 2024 in offerings that were not registered under the Securities Act.

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

Total share repurchases under the 2022 repurchase plan for the quarter ended December 31, 2024 were as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
10/1/2024 - 10/31/2024	-	$-	-	$44,000
11/1/2024 - 11/30/2024	-	$-	-	$44,000
12/1/2024 - 12/31/2024	-	$-	-	$44,000
Total	-	$-	-	$44,000

Item 6.  [Reserved]

This item is no longer required as the Company as applied the amendment to Regulations S-K Item 301 contained in the Securities and Exchange Commission’s Release No. 33-10890.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2024 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. For a discussion and analysis of the year ended December 31, 2023 compared to December 31, 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward‑looking statements contained in this Annual Report on Form 10‑K.

Results of Operations

Operating Segments

We conduct business in two segments: Work Truck Attachments and Work Truck Solutions. Under this reporting structure, our two reportable business segments are as follows:

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

See Note 16 to the Consolidated Financial Statements for information concerning individual segment performance for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Business Update

As a result of recent market volatility, supply chain disruptions, labor strikes, labor shortages, inflationary pressures (including around materials, freight, labor and benefits), and other economic trends, our results of operations have been impacted in the years ended December 31, 2024, 2023 and 2022, and may be significantly impacted in future years. See below for further discussion of the impact to our financial statements.

We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  In January 2024, we implemented the 2024 Cost Savings Program, which is primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. See Note 21 to the Consolidated Financial Statements for additional information regarding the 2024 Cost Savings Program. In addition, as discussed under the section "Liquidity and Capital Resources" below, in January 2023, we expanded the borrowing capacity of our revolving credit facility, and in January 2024, we amended our Credit Agreement to increase the minimum required leverage ratio from December 31, 2023 through June 30, 2024. As discussed in Note 6 and Note 8 to the Consolidated Financial Statements, in September 2024, we executed a sale leaseback transaction for gross proceeds of $64.2 million, and, using a portion of the proceeds, we paid down $42.0 million on our term loan.  In consideration of these recent macroeconomic trends and the various actions that we have taken to preserve our liquidity, cash on hand and cash we generated from operations, as well as available credit under our senior credit facilities as amended during 2021, provided adequate and incremental funds throughout 2024, and we expect will continue to provide us with adequate funds in the foreseeable future.

Overview

While our Work Truck Solutions operations are not as reliant on snowfall, snowfall is still the primary factor in evaluating our business results due to its significant impact on the results of operations of our Work Truck Attachments segment. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in 66 cities in 26 snow‑belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2024. During this period, snowfall averaged 2,978 inches, with the low in such period being 1,794 inches and the high being 4,502 inches. Meanwhile, over the last 10 years, snowfall averaged 2,738 inches for the snow periods ending March 31, 2015 through 2024.

During the six‑month snow season ended March 31, 2024, snowfall was 1,836 inches, which was 38.4% lower than averages from 1980 to 2024. During the six‑month snow season ended March 31, 2023, we experienced snowfall that was 11.4% lower than averages from 1980 to 2023. During the six-month snow season ended March 31, 2022, we experienced snowfall that was 13.3% lower than averages from 1980 to 2022. Snowfall was 32.9% below average during the snow season ended March 31, 2024 when compared to the average over the last 10 years and was the sixth snow season in a row below this average. Snowfall was 11.0% below average during the snow season ended March 31, 2023 when compared to the average over the previous 10 years. Additionally, the timing and location of snowfall can have an impact on our financial results. Specifically,  in the snow season ended March 31, 2024, low snowfall in our core markets led to lower volumes, and in the snow season ended March 31, 2023, major cities along the I-95 corridor on the East Coast did not see any measurable snowfall. We believe the below-average snowfall in the years ended December 31, 2024 and 2023 negatively impacted our business. In 2022 and  2023, we encountered chassis availability issues with certain of our OEM partners, which negatively impacted our business.

The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2022, 2023 and 2024 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10‑K.

	For the year ended December 31,
	2022	2023	2024
	(in thousands)

Net sales	$616,068	$568,178	$568,504
Cost of sales	464,612	433,908	421,667
Gross profit	151,456	134,270	146,837
Selling, general, and administrative expense	82,183	78,841	91,682
Impairment charges	-	-	1,224
Gain on sale leaseback transaction	-	-	(42,298)
Intangibles amortization	10,520	10,520	7,520
Income from operations	58,753	44,909	88,709
Interest expense, net	(11,253)	(15,675)	(15,260)
Other income (expense), net	(139)	-	442
Income before taxes	47,361	29,234	73,891
Income tax expense	8,752	5,511	17,740
Net income	$38,609	$23,723	$56,151

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2022	2023	2024

Net sales	100.0%	100.0%	100.0%
Cost of sales	75.4%	76.4%	74.2%
Gross profit	24.6%	23.6%	25.8%
Selling, general, and administrative expense	13.4%	13.9%	16.1%
Impairment charges	0.0%	0.0%	0.2%
Gain on sale leaseback transaction	0.0%	0.0%	(7.4)%
Intangibles amortization	1.7%	1.8%	1.3%
Income from operations	9.5%	7.9%	15.6%
Interest expense, net	(1.8)%	(2.8)%	(2.7)%
Other income (expense), net	(0.0)%	0.0%	0.1%
Income before taxes	7.7%	5.1%	13.0%
Income tax expense	1.4%	0.9%	3.1%
Net income	6.3%	4.2%	9.9%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Sales. Net sales were $568.5 million for the year ended December 31, 2024 compared to $568.2 million in 2023, an increase of $0.3 million, or 0.1%. Net sales increased for the year ended December 31, 2024 primarily due to higher volumes at Work Truck Solutions, somewhat offset by low snowfall in our core markets leading to lower volumes at Work Truck Attachments in 2024. See below for a discussion of net sales for each of our segments.

	For the year ended December 31,
	2022	2023	2024
Net sales
Work Truck Attachments	$382,296	$291,723	$256,010
Work Truck Solutions	233,772	276,455	312,494
	$616,068	$568,178	$568,504

Net sales at our Work Truck Attachment segment were $256.0 million for the year ended December 31, 2024 compared to $291.7 million in the year ended December 31, 2023, a decrease of $35.7 million primarily due to low snowfall in our core markets, as well as the impact of multiple years of below average snowfall, leading to lower volumes in 2024. The most recent snow season ended March 2024 was approximately 32.9% below the 10-year average.

Net sales at our Work Truck Solutions segment were $312.5 million for the year ended December 31, 2024 compared to $276.5 million in the year ended December 31, 2023, an increase of $36.0 million due primarily as a result of higher volumes on improved throughput, price increase realization, as well as higher sales of Company-purchased chassis.

Cost of Sales. Cost of sales was $421.7 million for the year ended December 31, 2024 compared to $433.9 million in 2023, a decrease of $12.2 million, or 2.8%. The decrease in cost of sales for the year ended December 31, 2024 compared to the prior year was driven by the lower volumes at Work Truck Attachments. Cost of sales as a percentage of net sales decreased from 76.4% for the year ended December 31, 2023 to 74.2% for the year ended December 31, 2024. The decrease in cost of sales as a percentage of sales in the year ended December 31, 2024 when compared to the year ended December 31, 2023 was primarily due to lower spending in conjunction with our 2024 Cost Savings Program, as well as improved throughput at Work Truck Solutions.

Gross Profit. Gross profit was $146.8 million for the year ended December 31, 2024 compared to $134.3 million in 2023, an increase of $12.5 million, or 9.3%, due to the increase in net sales described above under “—Net Sales.” As a percentage of net sales, gross profit increased from 23.6% for the year ended December 31, 2023 to 25.8% for the corresponding period in 2024, as a result of the factors discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense. Selling, general and administrative expenses, including intangible asset amortization, were $99.2 million for the year ended December 31, 2024 compared to $89.4 million for the year ended December 31, 2023, an increase of $9.8 million, or 11.0%. The increase compared to the year ended December 31, 2023 was due to $5.2 million in transaction costs related to the sale leaseback transaction, higher stock based compensation of $3.9 million and incentive-based compensation of $1.8 million resulting from the increase in operating performance, $1.4 million in CEO transition costs, an increase in employee benefits costs of $1.0 million, and an increase in severance costs of $0.9 million related to salaried headcount reductions at our Work Truck Attachments segment and our corporate function as part of our 2024 Cost Savings Program. The increase was somewhat offset by lower intangibles amortization of $3.0 million related to an asset becoming fully amortized when compared to the prior year, lower advertising expenses of $0.8 million, as well as other cost savings related to our 2024 Cost Savings Program. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, increased from 15.7% for the year ended December 31, 2023 to 17.4% for the corresponding period in 2024.

Impairment Charges. Impairment charges were $1.2 million in the year ended December 31, 2024 compared to $0.0 million in the prior year. The impairment charges in 2024 relate to certain internally developed software at our Work Truck Attachments segment and represent the full capitalized value of the software.

Gain on Sale Leaseback Transaction. Gain on sale leaseback transaction was $42.3 million in the year ended December 31, 2024 compared to $0.0 million in the prior year, see Note 6 to the Consolidated Financial Statements for additional information on the sale leaseback transaction.

Interest Expense. Interest expense was $15.3 million for the year ended December 31, 2024 compared to $15.7 million in the corresponding period in 2023. The decrease in interest expense for the year ended December 31, 2024 was primarily due to lower interest on our revolver of $0.9 million due to having lower revolver borrowings compared to the prior year. In addition, the decrease was due to lower interest on our term loan of $0.5 million related to lower interest rates, as well as lower debt as a result of a $42.0 million prepayment made in September 2024. See Note 8 to the Consolidated Financial Statements for additional information. The decrease in interest expense was somewhat offset by an increase in interest on our floor plan agreement, see Note 5 to the Consolidated Financial Statements for additional information regarding the floor plan agreement.

Income Tax Expense. Our effective combined federal and state tax rate for 2024 was 24.0% compared to 18.9% for 2023. The effective tax rate for the year ended December 31, 2023 was impacted by a tax benefit related to the purchase of investment tax credits included in the annual effective tax rate. In addition, the rate was lower in 2023 related to higher credits that favorably impacted the rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting the deferred taxes is the difference between book and tax amortization of goodwill and other intangible amortization.

Net Income. Net income for the year ended December 31, 2024 was $56.2 million compared to net income of $23.7 million for 2023, an increase of $32.5 million. This increase was driven by the factors described above.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates used in revenue recognition, the accounting for our sale leaseback transaction, and the impairment assessment of indefinite lived intangible assets and goodwill.

We believe the following are the critical accounting policies and estimates that affect our financial condition and results of operations.

Sale Leaseback Transaction

We assess sale leaseback arrangements to determine whether a sale has occurred under Accounting Standards Codification (“ASC”) Topic 606: Revenue from Contracts with Customers (“ASC 606”), as well as assess whether the classification of the lease and/or the payment terms associated with the renewal options preclude sale accounting under ASC 842, Leases (“ASC 842”). These assessments involve a determination of whether or not control of the underlying property has been transferred to the buyer. If we determine control of the underlying property has been transferred to the buyer, we account for the arrangement as a sale and leaseback transaction. If we determine control of the underlying property has not been transferred to the buyer, we account for the arrangement as a financing transaction.

The determination of the fair values of the properties related to our sale-leaseback arrangement requires subjectivity and estimates, including the use of multiple valuation techniques and uncertain inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. Where real estate valuation expertise is required, we obtain independent third-party appraisals to determine the fair value of the underlying asset. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.

During the year ended December 31, 2024, we closed on a sale leaseback transaction with an unrelated third party. Under this transaction, we sold seven properties with a combined net book value of $21.9 million for gross proceeds of $64.2 million, which was reduced by transaction costs of $5.5 million for net cash proceeds of approximately $58.7 million. The properties in the sale leaseback transaction are comprised of three facilities located in Milwaukee, Wisconsin and four additional facilities located in each of Huntley, Illinois; Manchester, Iowa; Rockland, Maine; and Madison Heights, Michigan, totaling approximately 780,000 square feet of manufacturing and upfitting space. The lease agreement has an initial term of 15 years, with two optional 10-year renewal options. We recognized a gain of $42.3 million on this transaction, which is included in Gain on sale leaseback transaction in the Consolidated Statements of Income. Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $51.9 million and $51.9 million, respectively.

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

Indefinite Lived Intangible Assets

We perform an annual impairment test for our indefinite lived intangible assets, and more frequently if an event or circumstances indicate that an impairment loss has been incurred. We carry tradenames associated with our reporting units. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of impairment is determined by the amount the carrying value of the intangible asset exceeds its fair value.  If the fair value of the tradename is greater than the carrying amount, there is no impairment. If the carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2024, 2023 and 2022 resulted in no adjustment to the carrying value of our indefinite lived intangible assets.

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

At December 31, 2024, our Dejana reporting unit had a tradename of $14.0 million and an estimated fair value of $17.6 million. If we are unable to attain the financial projections used in calculating the fair value, or if there are significant market conditions impacting the market approach, including the factors noted above, our Dejana tradename could be at risk of impairment. If we experience delays by our supplier and OEM partners in the production and delivery of chassis for a prolonged period of time, which could negatively affect our financial results, the Dejana tradename may be impaired. The discount rate and royalty rate used in the calculation of the fair value are sensitive and based on our assumptions, and changes to those assumptions could cause the Dejana tradename to be at risk of impairment. There were no indicators of impairment subsequent to the December 31, 2024 impairment test.

Goodwill

We perform an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  We have determined we have three reporting units, and all significant decisions are made on a company-wide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on December 31, 2024 and 2023 resulted in no adjustment to the carrying value of our goodwill.

The Work Truck Attachments segment consists of one reporting unit: Commercial Snow & Ice.  The impairment tests performed as of  December 31, 2023 and December 31, 2024 indicated no impairment for the Commercial Snow & Ice reporting unit. The Work Truck Solutions consists of two reporting units: Municipal and Dejana. Each of the Municipal and Dejana reporting units had $0 in goodwill at December 31, 2023 and December 31, 2024.

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

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at our discretion. We made $0.0 million in share repurchases during the year ended December 31, 2024. We made $0.0 million in share repurchases during the year ended December 31, 2023.

As of December 31, 2024, we had liquidity comprised of approximately $5.1 million in cash and cash equivalents and borrowing availability of approximately $149.5 million under our revolving credit facility. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects.  In January 2024, we implemented the 2024 Cost Savings Program, which is primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. In addition, as discussed in Note 6 and Note 8 to the Consolidated Financial Statements, in September 2024, we executed a sale leaseback transaction for gross proceeds of $64.2 million, and, using a portion of the proceeds, we paid down $42.0 million on our term loan. In consideration of the macroeconomic factors facing the Company and the various actions we have taken to preserve our liquidity, we expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for both 12 months from the date of this report, as well as beyond 12 months from the date of this report.

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

On January 29, 2024, the Company entered into Amendment No. 3 to the Credit Agreement, which modified the minimum required Leverage Ratio (as defined in the Credit Agreement) of the Company, which is measured as of the last day of each Reference Period (as defined in the Credit Agreement), from 3.50 to 1.00 for each Reference Period to (i) 3.50 to 1.00 for each Reference Period ending on or prior to September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on March 31, 2024 and June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on September 30, 2024 and thereafter.

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

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2022, 2023 and 2024.

	Year ended December 31,
Cash Flows (in thousands)	2022	2023	2024
Net cash provided by operating activities	$40,030	$12,469	$41,131
Net cash provided by (used in) investing activities	(12,047)	(10,521)	56,792
Net cash provided by (used in) financing activities	(44,277)	1,538	(116,960)

Increase (Decrease) in cash	$(16,294)	$3,486	$(19,037)

Sources and Uses of Cash

During the three‑year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre‑season shipping period.

The following table shows our cash and cash equivalents and inventories at December 31, 2022, 2023 and 2024.

	December 31,
	2022	2023	2024
	(in thousands)
Cash and cash equivalents	$20,670	$24,156	$5,119
Accounts receivable, net	86,765	83,760	87,407
Inventories	136,501	140,390	137,034

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

We had cash and cash equivalents of $5.1 million at December 31, 2024 compared to cash and cash equivalents of $24.2 million at December 31, 2023. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2023	2024	Change
Net cash provided by operating activities	$12,469	$41,131	$28,662	229.9%
Net cash provided by (used in) investing activities	(10,521)	56,792	67,313	639.8%
Net cash provided by (used in) financing activities	1,538	(116,960)	(118,498)	(7704.7%)

Increase (Decrease) in cash	$3,486	$(19,037)	$(22,523)	(646.1%)

Net cash provided by operating activities increased $28.7 million from the year ended December 31, 2023 to the year ended December 31, 2024. The increase in cash provided by operating activities was due to $45.3 million in favorable working capital changes and changes in operating assets and liabilities in the year ended December 31, 2024, somewhat offset by a $16.6 million decrease in net income adjusted for reconciling items. The largest driver positively impacting working capital was a decrease in cash used in accounts payable related to the timing of supplier payments, as well as a decrease in income tax receivable, an increase in accrued wages, benefits and incentives, and a decrease in cash used for inventory related reduced inventory levels in 2024.

Net cash provided by investing activities increased $67.3 million for the year ended December 31, 2024, compared to the corresponding period in 2023 due to gross proceeds on the sale leaseback transaction of $64.2 million, as well as a decrease in capital expenditures.

Net cash used in financing activities increased $118.5 million for the year ended December 31, 2024 as compared to the corresponding period in 2023. The increase in cash used was primarily due to having $0.0 million in revolver borrowings outstanding at December 31, 2024, compared to $47.0 million outstanding at December 31, 2023. See Note 8 to the Consolidated Financial Statements for additional information. In addition, the increase in cash used in financing activities is related to a $42.0 million voluntary pre-payment of debt amortization principal payments in 2024 using a portion of the proceeds from the sale leaseback transaction, in comparison to a $10.0 million repayment of long-term debt related to a voluntary pre-payment of debt amortization principal payments in 2023, see Note 8 to the Consolidated Financial Statements for additional information.

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

Net cash provided by operating activities was $41.1 million in the year ended December 31, 2024 as compared to $12.5 million in the year ended December 31, 2023. Free cash flow (as defined below) for the year ended December 31, 2024 was $33.3 million compared to $1.9 million in 2023, an increase in free cash flow of $31.4 million, or 1652.6%. The increase in free cash flow is primarily a result of an increase in cash provided by operating activities of $28.7 million and a decrease in capital expenditures of $2.7 million, as discussed above under “Liquidity and Capital Resources.” Free cash flow for the year ended December 31, 2023 was $1.9 million compared to $28.0 million in 2022, a decrease in free cash flow of $26.1 million, or 93.2%. The decrease in free cash flow is primarily a result of a decrease in cash provided by operating activities of $27.6 million and a decrease in capital expenditures of $1.5 million

Free cash flow is a non‑GAAP financial measure, which we define as net cash provided by operating activities less capital expenditures. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow provides investors with a useful tool to evaluate our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non‑GAAP measure.

	For the year ended December 31,
	2022	2023	2024
	(in thousands)
Net cash provided by operating activities	$40,030	$12,469	$41,131
Acquisition of property and equipment	(12,047)	(10,521)	(7,810)
Free cash flow	$27,983	$1,948	$33,321

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock based compensation, severance, restructuring charges, loss on disposal of fixed assets related to facility relocations, certain non-cash purchase accounting expenses, impairment charges, CEO transition costs, insurance proceeds, gain on sale leaseback transaction and related costs, expenses related to debt modifications, loss on extinguishment of debt, and in 2020 through 2022, incremental costs related to the COVID-19 pandemic. Such COVID-19 related costs included increased expenses directly related to the pandemic, and did not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs were out of the ordinary, unrelated to our business and not representative of our results.  We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

Adjusted EBITDA for the year ended December 31, 2024 was $79.3 million compared to $68.1 million in 2023, an increase of $11.2 million, or 16.4%. Adjusted EBITDA for the year ended December 31, 2023 was $68.1 million compared to $86.8 million in 2022, a decrease of $18.7 million, or 21.5%. In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2020	2021	2022	2023	2024
	(in thousands)
Net income (loss)	$(86,553)	$30,691	$38,609	$23,723	$56,151

Interest expense—net	20,238	11,839	11,253	15,675	15,260
Income tax expense (benefit)	(12,276)	3,897	8,752	5,511	17,740
Depreciation expense	8,806	9,634	10,418	11,142	10,370
Amortization	10,931	10,682	10,520	10,520	7,520
EBITDA	(58,854)	66,743	79,552	66,571	107,041
Purchase accounting (1)	(2,017)	-	-	-	-
Stock based compensation	2,830	5,794	6,730	953	4,860
Restructuring and severance costs	-	-	-	-	1,997
Impairment charges (2)	127,872	1,211	-	-	1,224
Gain on sale leaseback transaction	-	-	-	-	(42,298)
Sale leaseback transaction fees	-	-	-	-	5,257
Debt modification expense	3,542	-	-	-	-
Loss on extinguishment of debt	-	4,936	-	-	-
COVID-19 (3)	1,391	82	48	-	-
Other charges (4)	128	770	450	598	1,268
Adjusted EBITDA	$74,892	$79,536	$86,780	$68,122	$79,349

(1)	Reflects $17 in reversal of earnout compensation related to Henderson, and $2,000 in reversal of earnout compensation related to Dejana, in the year ended December 31, 2020.

(2)

Reflects impairment charges taken on certain internally developed software in the year ended December 31, 2024. Reflects impairment charges on operating lease right of use assets in the year ended December 31, 2021. Reflects goodwill impairment charges in the year ended December 31, 2020.

(3)

Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.

(4)

Reflects expenses and accrual reversals for one time, unrelated legal, and consulting fees, insurance proceeds, CEO transition costs, and loss on disposal of fixed assets related to facility relocation for the periods presented.

The following table presents Adjusted EBITDA by segment for the years ended December 31, 2023 and 2024.

	For the year ended December 31,
	2023	2024
Adjusted EBITDA
Work Truck Attachments	$50,563	$48,455
Work Truck Solutions	17,559	30,894
	$68,122	$79,349

Adjusted EBITDA at our Work Truck Attachment segment was $48.5 million for the year ended December 31, 2024 compared to $50.6 million in the year ended December 31, 2023, a decrease of $2.1 million primarily due to low snowfall in our core markets, as well as the impact of multiple years of below average snowfall, leading to lower volumes in 2024. The most recent snow season ended March 2024 was approximately 32.9% below the 10-year average.

Adjusted EBITDA at our Work Truck Solutions segment was $30.9 million for the year ended December 31, 2024 compared to $17.6 million in the year ended December 31, 2023, an increase of $13.3 million due to improved volumes and price increase realization, as well as improved efficiencies.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock based compensation, severance, restructuring charges, loss on disposal of fixed assets related to facility relocations, non-cash purchase accounting adjustments, certain charges related to unrelated legal fees and consulting fees, CEO transition costs, insurance proceeds, gain on sale leaseback transaction and related transaction costs, expenses related to debt modifications, loss on extinguishment of debt, incremental costs incurred in 2020 through 2022 related to the COVID-19 pandemic, and adjustments on derivatives not classified as hedges, net of their income tax impact.  Such COVID-19 related costs included increased expenses directly related to the pandemic, and did not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs were out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing our financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of Adjusted Net Income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

	For the year ended December 31,
	2020	2021	2022	2023	2024
	(in thousands, except share and per share amounts)
Net income (loss) (GAAP)	$(86,553)	$30,691	$38,609	$23,723	$56,151
Adjustments:
- Purchase accounting (1)	(2,017)	-	-	-	-
- Stock based compensation	2,830	5,794	6,730	953	4,860
- Restructuring and severance costs	-	-	-	-	1,997
- Impairment charges (2)	127,872	1,211	-	-	1,224
- Gain on sale leaseback transaction	-	-	-	-	(42,298)
- Sale leaseback transaction fees	-	-	-	-	5,257
- Debt modification expense	3,542	-	-	-	-
- Loss on extinguishment of debt	-	4,936	-	-	-
- COVID-19 (3)	1,391	82	48	-	-
- Adjustments on derivative not classified as hedge (4)	2,854	(1,192)	(688)	(688)	(287)
- Other charges (5)	128	770	450	598	1,268
Tax effect on adjustments	(22,200)	(2,900)	(1,635)	(216)	6,995

Adjusted net income (non-GAAP)	$27,847	$39,392	$43,514	$24,370	$35,167

Weighted average common shares outstanding assuming dilution	22,872,032	22,964,732	22,916,824	22,962,591	23,509,976

Adjusted earnings per common share - dilutive (non-GAAP)	$1.18	$1.67	$1.84	$1.01	$1.47

GAAP diluted earnings (loss) per share	$(3.81)	$1.29	$1.63	$0.98	$2.36
Adjustments net of income taxes:
- Purchase accounting (1)	(0.07)	-	-	-	-
- Stock based compensation	0.09	0.20	0.21	0.03	0.16
- Restructuring and severance costs	-	-	-	-	0.06
- Impairment charges (2)	4.72	0.04	-	-	0.04
- Gain on sale leaseback transaction	-	-	-	-	(1.35)
- Sale leaseback transaction fees	-	-	-	-	0.17
- Debt modification expense	0.10	-	-	-	-
- Loss on extinguishment of debt	-	0.16	-	-	-
- COVID-19 (3)	0.05	-	-	-	-
- Adjustments on derivative not classified as hedge (4)	0.09	(0.04)	(0.02)	(0.02)	(0.01)
- Other charges (5)	0.01	0.02	0.02	0.02	0.04

Adjusted earnings per common share - dilutive (non-GAAP)	$1.18	$1.67	$1.84	$1.01	$1.47

(1)	Reflects $17 in reversal of earnout compensation related to Henderson, and $2,000 in reversal of earnout compensation related to Dejana in the year ended December 31, 2020.

(2)

Reflects impairment charges taken on certain internally developed software in the year ended December 31, 2024. Reflects impairment charges on operating lease right of use assets in the year ended December 31, 2021. Reflects goodwill impairment charges in the year ended December 31, 2020.

(3)

Reflects incremental costs incurred related to the COVID-19 pandemic for the periods presented. Such COVID-19 related costs include increased expenses directly related to the pandemic, and do not include either production related overhead inefficiencies or lost or deferred sales.

(4)	Reflects non-cash mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.

(5)	Reflects expenses and accrual reversals for one time, unrelated legal, and consulting fees, insurance proceeds, CEO transition costs, and loss on disposal of fixed assets related to facility relocation for the periods presented.

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long‑term debt and related interest. We have net unrecognized tax benefits of $1.5 million as of December 31, 2024. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2024.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$147,526	$-	$147,526	$-	$-
Operating leases - third parties (2)	110,804	12,159	19,777	15,004	63,864
Interest on long-term debt (3)	14,389	9,593	4,796	-	-

Total contracted cash obligations	$272,719	$21,752	$172,099	$15,004	$63,864

(1)	Long‑term debt obligation is presented net of discount of $0.2 million at December 31, 2024.

(2)

Relates to real estate and equipment operating leases with third parties, including five operating leases for Work Truck Attachments manufacturing locations, seven operating leases for Henderson manufacturing and upfit and service center locations, and eleven operating leases for Dejana locations.

(3)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2024.

Senior Credit Facilities

See Note 8 to the Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of our senior credit facilities and other debt.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure where annual tax‑deductible intangible and goodwill amortization expense may be utilized in the event we have sufficient taxable income to utilize such benefit. As we have previously acquired businesses possessing significant intangible assets and goodwill, we have created a favorable tax structure where income tax expense is greater than book amortization expense. We expect the deductibility of intangible assets and goodwill amortization expense to exceed book by approximately $5.7 million in the year ended December 31, 2025 if we have the taxable income to utilize such benefit.

Impact of Inflation

Inflation in materials, freight and labor had a material impact on our profitability in 2023 and 2024, and we expect ongoing inflationary pressures may impact our profitability in 2025. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In 2024 and in previous years, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward. See “Risk Factors— The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline”.

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

Our Work Truck Attachments segment revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our Work Truck Attachments segment first quarter revenue has varied from approximately $19.1 million to approximately $45.8 million between 2019 and 2024. During the last five‑year period, net income (loss) during the first quarter has varied from net income of approximately $1.5 million to a net loss of approximately $13.4 million, with an average net loss of $6.6 million.

While our Work Truck Attachments monthly working capital has averaged approximately $54.4 million from 2022 to 2024, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivables increase as a result of the sale and shipment of products ordered through our pre‑season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $63.0 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivables (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and selling, general and administrative expenditures to account for the year‑to‑year variability of our sales volumes. Management currently estimates that consolidated annual fixed overhead expenses generally range from approximately $65.0 million in low sales volume years to approximately $80.0 million in high sales volume years. Further, management currently estimates that consolidated annual sales, general and administrative expenses other than amortization generally approximate $90.0 million, but can be reduced to approximately $80.0 million to maximize cash flow in low sales volume years, and can increase to approximately $100.0 million to maintain customer service and responsiveness in high sales volume years.

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

As of December 31, 2024, we had outstanding borrowings under our term loan of $147.5 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2024 by $0.5 million, $0.7 million and $0.8 million, respectively.

We are party to interest rate swap agreements to reduce our exposure to interest rate volatility. On June 9, 2021, in conjunction with entering into our Credit Agreement, we re-designated our swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income. The amortization from Accumulated other comprehensive income into earnings from the previous de-designation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap.  On May 19, 2022, we entered into an interest rate swap agreement to further reduce our exposure to interest rate volatility. The interest rate swap has a notional amount of $125.0 million, effective for the period May 31, 2024 through June 9, 2026. We may have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, we will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge. See Note 8 to our Consolidated Financial Statements for additional details on our interest rate swap agreements.

The interest rate swaps' positive fair value at December 31, 2024 was $2.3 million, of which $1.7 million and $0.6 million are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.

As of December 31, 2024, we had $0.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2024 by $0.5 million, $0.8 million and $1.0 million, respectively.

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

On December 17, 2024, we entered into a steel hedging agreement to reduce its exposure to commodity price swings. The steel hedging instrument has a notional quantity of 3,000 short tons and is effective for the period August 1, 2025 through December 31, 2025, which we expect to be slightly less than half of our exposure during the effective period.  Under the steel hedge agreement, we will make fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's negative fair value at December 31, 2024 was $0.1 million, which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Item 8.   Financial Statements and Supplementary Data

The financial statements are included in this report beginning on page F‑2.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by this report.

Based upon the Evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. Disclosure controls and procedures are defined by Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10‑K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2024.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect such controls.

Item 9B.  Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information included under the captions “Election of Directors”, “Corporate Governance”, and "Delinquent Section 16(a) Reports" in the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report (the “Proxy Statement”), is hereby incorporated by reference. The information required by Item 10 with respect to our Executive Officers is included in Part I of this Annual Report on Form 10‑K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the captions “Ownership of Certain Beneficial Owners and Management—Significant Stockholders” and “—Executive Officers and Directors.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2024.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (1) (2)
Equity Compensation plans approved by security holders:
2010 Stock Incentive Plan:	99,998	$-	-
2024 Stock Incentive Plan:	-	$-	882,091
Equity compensation plans not approved by security holders	-	$-	-
Total	99,998	$-	882,091

(1)

Excludes 144,330 shares of restricted stock previously granted under the 2024 Stock Incentive Plan. Excludes 372,495 shares of restricted stock previously granted under the Amended and Restated 2010 Stock Incentive Plan.

(2)

Calculated excluding the 99,998 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan in column (a), which are subject to performance share unit awards and have no exercise price.

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

10.28#

Employment Agreement between Mark Van Genderen and Douglas Dynamics, LLC, effective January 6, 2023 [Incorporated by reference to Exhibit 10.29 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2022 (File No. 001-34728)].

10.29#	Amended and Restated Employment Agreement between Robert McCormick and Douglas Dynamics, LLC, effective October 31, 2022 [Incorporated by reference to Exhibit 10.29 to Douglas Dynamics, Inc's Annual Report on Form 10-K for the period ended December 31, 2023 (File No. 001-34728)].
10.30#	Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed April 26, 2024 (File No. 001-34728)]
10.31#	Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporate by reference to Exhibit 10.2 to Douglas Dynamics, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 001-34728)].
10.32#	Form of Performance Share Unit Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporate by reference to Exhibit 10.3 to Douglas Dynamics, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 001-34728)].
10.33#	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporate by reference to Exhibit 10.4 to Douglas Dynamics, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 001-34728)].
10.34#	Retirement and Transition Agreement, dated May 16, 2024, between Douglas Dynamics, LLC and Robert McCormick [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 (File No. 001-34728)].
10.35#	Consulting Agreement between Douglas Dynamics, LLC and Glenco International LLC (the consulting entity of Robert McCormick), effective as of July 9, 2024 [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 (File No. 001-34728)].
10.36#	Letter Agreement, dated May 16, 2024, amongst Douglas Dynamics, Inc., Douglas Dynamics, LLC and James L. Janik [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 (File No. 001-34728)].
10.37#	Restricted Stock Unit Grant Notice and Standard Terms and Conditions for grant to James L. Janik, dated May 16, 2024, under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 (File No. 001-34728)].
10.38#	Restricted Stock Unit Grant Notice and Standard Terms and Conditions for grant to Sarah Lauber, dated May 16, 2024, under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporated by reference to Exhibit 10.5 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 (File No. 001-34728)].
10.39#	Agreement of Purchase and Sale, dated September 10, 2024, among Douglas Dynamics, L.L.C., Henderson Products, Inc., Trynex International LLC and AGNL Blizzard, L.L.C. [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed September 12, 2024 (File No. 001-34728)].
10.40#	Lease Agreement, dated September 10, 2024, between Douglas Dynamics, L.L.C. and AGNL Blizzard, L.L.C. [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed September 12, 2024 (File No. 001-34728)].
10.41#	Separation Agreement, dated December 18, 2024, among Douglas Dynamics, Inc., Douglas Dynamics, LLC and Linda R. Evans [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed December 20, 2024 (File No. 001-34728)].
19.1*	Douglas Dynamics, Inc. Insider Trading Policy
21.1*	Subsidiaries of Douglas Dynamics, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97.1	Compensation Recovery Policy, effective October 2, 2023 [Incorporated by reference to Exhibit 97.1 to Douglas Dynamics, Inc's Annual Report on Form 10-K for the period ended December 31, 2024 (File No. 001-34728)].
99.1

Proxy Statement for the 2025 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2024; except to the extent specifically incorporated by reference, the Proxy Statement for the 2025 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K]

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2025.

DOUGLAS DYNAMICS, INC.

By:	/s/ James L. Janik
James L. Janik Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2025.

/s/ James L. Janik	Interim President and Chief Executive Officer
James L. Janik	(Principal Executive Officer) and Chairman

/s/ Sarah Lauber	Executive Vice President, Chief Financial Officer & Secretary
Sarah Lauber	(Principal Financial Officer)

/s/ Jon J. Sisulak	Vice President, Corporate Controller and Treasurer
Jon J. Sisulak	(Controller)

/s/ Joher Akolawala	Director
Joher Akolawala

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ Margaret S. Dano	Director
Margaret S. Dano

/s/ Kenneth W. Krueger	Director
Kenneth W. Krueger

/s/ Donald W. Sturdivant	Director
Donald W. Sturdivant

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Douglas Dynamics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite Lived Intangible Tradename– Dejana– Refer to Notes 2 and 7 to the Financial Statements

Critical Audit Matter Description

The Company tests the Dejana indefinite lived intangible tradename for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable by comparing the fair value of the indefinite lived tradename to its carrying value. The Company determines the fair value of the indefinite lived tradename using the relief from royalty method. The significant assumptions used in the determination of the fair value include revenue attributable to the asset, royalty rate and the discount rate, reflecting the risks inherent in the future cash flow stream. Changes in these assumptions could have significant impacts on the fair value of the indefinite lived intangible amount, and the amount of an impairment charge, if any. The Dejana indefinite lived intangible balance was $14 million as of December 31, 2024. The fair value of the Dejana indefinite lived intangible tradename exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenue growth, and the selection of royalty and discount rates for the Dejana indefinite lived tradename included the following, among others:

●	We tested the effectiveness of internal controls over the indefinite lived intangible tradename, including those related to management’s revenue growth assumptions as well as the selection of the royalty and discount rates.

●	We evaluated management’s ability to accurately forecast revenue by performing a retrospective review of prior forecasts compared to actual results.

●	We evaluated the reasonableness of management’s forecasts, including the impact of near-term business disruption from supply chain constraints and rising costs, by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports of the Company.

●	With the assistance of our fair value specialists, we evaluated the fair value methodology, the royalty rate and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations. Specific to the discount rate, we considered the inputs and calculations, and we developed a range of independent estimates and compared those to the discount rate selected by management. Specific to the royalty rate, we considered the external information used in developing management’s estimate, and we developed a range of independent estimates which we compared to the royalty rate selected by management.

Sale Leaseback Transaction – Refer to Notes 2 and 6 to the Financial Statements

Critical Audit Matter Description

As described in Note 6 to the Company’s consolidated financial statements, the Company entered into a sale leaseback transaction involving seven properties with an unrelated third party during the year ended December 31, 2024. The Company determined that the transaction qualified as sale leaseback transaction in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases.

We identified management’s evaluation of whether the sale leaseback transaction transferred control, was recognized timely, and at fair value, as a critical audit matter. Management applies judgment in assessing relevant lease terms, provisions, and other conditions, including repurchase rights, included in the Company’s sale and leaseback agreement to determine whether or not the control of the real estate property has transferred from the Company, the timing of the transaction, and the determination of fair value. Auditing these assessments made by management involved challenging auditor judgment due to the extent of specialized skills or knowledge required.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the sale leaseback transaction included the following, among others:

●	We tested the effectiveness of controls over the accounting for sale leaseback transactions, including controls over (a) management’s determination of fair value of the property and (b) the application of ASC 606 to determine whether a sale has occurred and ASC 842 to determine the classification of the lease.

●	Assessed management’s application of ASC Topic 842 and evaluated relevant lease terms, provisions and other conditions included in the Company’s sale leaseback agreement to assess the appropriateness of the conclusion that a transfer of control has occurred.

●	Evaluated whether the Company appropriately accounted for the sale by recognizing the transaction price for the sale of the properties at the time control is transferred to the third party, derecognizing the carrying amount of the assets, and accounting for the lease in accordance with ASC Topic 842.

●	Utilized professionals with specialized skills and knowledge in valuation to assist with assessing whether the fair value of the properties was appropriately recorded for the sale leaseback.

●	Recalculated the operating lease right-of-use asset and liability based on the terms of the agreement and calculated incremental borrowing rate.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 25, 2025

We have served as the Company's auditor since 2017.

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$5,119	$24,156
Accounts receivable, net	87,407	83,760
Inventories	137,034	140,390
Inventories - truck chassis floor plan	2,612	2,217
Refundable income taxes paid	-	4,817
Prepaid and other current assets	6,053	6,898
Total current assets	238,225	262,238
Property, plant and equipment, net	41,311	67,340
Goodwill	113,134	113,134
Other intangible assets, net	113,550	121,070
Operating leases - right of use asset	70,801	18,008
Non-qualified benefit plan assets	10,482	9,195
Other long-term assets	2,480	2,433
Total assets	$589,983	$593,418

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,319	$31,374
Accrued expenses and other current liabilities	26,182	25,817
Floor plan obligations	2,612	2,217
Operating lease liability - current	7,394	5,347
Income tax payable	1,685	-
Short-term borrowings	-	47,000
Current portion of long-term debt	-	6,762
Total current liabilities	70,192	118,517
Retiree benefits and deferred compensation	13,616	13,922
Deferred income taxes	24,574	27,903
Long-term debt, less current portion	146,679	181,491
Operating lease liability - noncurrent	64,785	13,887
Other long-term liabilities	5,922	6,133
Commitments and contingencies (Note 15)
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,094,047 and 22,983,965 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	231	230
Additional paid-in capital	170,092	165,233
Retained earnings	88,420	59,746
Accumulated other comprehensive income, net of tax	5,472	6,356
Total shareholders' equity	264,215	231,565
Total liabilities and shareholders' equity	$589,983	$593,418

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2024	2023	2022
Net sales	$568,504	$568,178	$616,068
Cost of sales	421,667	433,908	464,612
Gross profit	146,837	134,270	151,456
Selling, general, and administrative expense	91,682	78,841	82,183
Impairment charges	1,224	-	-
Gain on sale leaseback transaction	(42,298)	-	-
Intangibles amortization	7,520	10,520	10,520
Income from operations	88,709	44,909	58,753
Interest expense, net	(15,260)	(15,675)	(11,253)
Other income (expense), net	442	-	(139)
Income before taxes	73,891	29,234	47,361
Income tax expense	17,740	5,511	8,752
Net income	$56,151	$23,723	$38,609
Earnings per common share:
Basic	$2.39	$1.01	$1.65
Diluted	$2.36	$0.98	$1.63
Cash dividends declared and paid per share	$1.18	$1.18	$1.16

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended December 31,
	2024	2023	2022
Net income	$56,151	$23,723	$38,609
Other comprehensive income:
Adjustment for pension and postretirement benefit liability, net of tax of ($211) in 2024, ($1) in 2023 and ($176) in 2022	651	3	541
Adjustment for interest rate swap, net of tax of $485 in 2024, $910 in 2023 and ($3,140) in 2022	(1,495)	(2,775)	9,640
Adjustment for steel hedging instrument, net of tax of $14 in 2024, $0 in 2023 and $0 in 2022	(40)	-	-
Total other comprehensive income, net of tax	(884)	(2,772)	10,181
Comprehensive income	$55,267	$20,951	$48,790

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2021	22,980,951	$230	$163,552	$51,881	$(1,053)	$214,610
Net income	—	—	—	38,609	—	38,609
Dividends paid	—	—	—	(27,026)	—	(27,026)
Adjustment for pension and postretirement benefit liability, net of tax of ($176)	—	—	—	—	541	541
Adjustment for interest rate swap, net of tax of ($3,140)	—	—	—	—	9,640	9,640
Repurchase of common stock	(171,088)	(2)	(5,999)	—	—	(6,001)
Stock based compensation	76,930	1	6,728	—	—	6,729
Balance at December 31, 2022	22,886,793	$229	$164,281	$63,464	$9,128	$237,102
Net income	—	—	—	23,723	—	23,723
Dividends paid	—	—	—	(27,441)	—	(27,441)
Adjustment for pension and postretirement benefit liability, net of tax of ($1)	—	—	—	—	3	3
Adjustment for interest rate swap, net of tax of $910	—	—	—	—	(2,775)	(2,775)
Stock based compensation	97,172	1	952	—	—	953
Balance at December 31, 2023	22,983,965	$230	$165,233	$59,746	$6,356	$231,565
Net income	—	—	—	56,151	—	56,151
Dividends paid	—	—	—	(27,477)	—	(27,477)
Adjustment for pension and postretirement benefit liability, net of tax of ($211)	—	—	—	—	651	651
Adjustment for interest rate swap, net of tax of $485	—	—	—	—	(1,495)	(1,495)
Adjustment for steel hedging instrument, net of tax of $14	—	—	—	—	(40)	(40)
Stock based compensation	110,082	1	4,859	—	—	4,860
Balance at December 31, 2024	23,094,047	$231	$170,092	$88,420	$5,472	$264,215

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2024	2023	2022
Operating activities
Net income	$56,151	$23,723	$38,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,890	21,662	20,938
Amortization of deferred financing costs and debt discount	703	588	491
Loss (gain) on disposal of fixed assets	347	(56)	111
Gain on sale leaseback transaction	(42,298)	-	-
Stock based compensation	4,860	953	6,730
Adjustments on derivatives not designated as hedges	(287)	(688)	(688)
Provision (credit) for losses on accounts receivable	702	320	(1,476)
Deferred income taxes	(3,042)	7,561	(3,268)
Impairment charges	1,224	-	-
Non-cash lease expense	6,319	5,097	1,030
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,348)	2,684	(14,253)
Inventories	3,356	(3,888)	(32,483)
Prepaid assets, refundable income taxes and other assets	2,185	(14,010)	3,422
Accounts payable	991	(17,123)	21,522
Accrued expenses and other current liabilities	2,052	(8,154)	1,321
Benefit obligations, long-term liabilities and other	(5,674)	(6,200)	(1,976)
Net cash provided by operating activities	41,131	12,469	40,030
Investing activities
Capital expenditures	(7,810)	(10,521)	(12,047)
Proceeds from sale leaseback transaction	64,150	-	-
Proceeds from insurance recoveries	452	-	-
Net cash provided by (used in) investing activities	56,792	(10,521)	(12,047)
Financing activities
Repurchase of common stock	-	-	(6,001)
Proceeds from (payments on) life insurance policy loans	(204)	750	-
Payments of financing costs	(279)	(334)	-
Dividends paid	(27,477)	(27,441)	(27,026)
Net revolver borrowings	(47,000)	47,000	-
Repayment of long-term debt	(42,000)	(18,437)	(11,250)
Net cash provided by (used in) financing activities	(116,960)	1,538	(44,277)
Change in cash and cash equivalents	(19,037)	3,486	(16,294)
Cash and cash equivalents at beginning of year	24,156	20,670	36,964
Cash and cash equivalents at end of year	$5,119	$24,156	$20,670
Non-cash operating and financing activities
Truck chassis inventory acquired through floor plan obligations	$5,637	$7,875	$4,725
Supplemental disclosure of cash flow information
Income taxes paid	$13,600	$14,512	$7,025
Interest paid	$18,942	$18,184	$11,662

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

Douglas Dynamics, Inc. (the “Company,”) is a premier manufacturer and upfitter of commercial vehicle attachments and equipment. The Company’s portfolio includes snow and ice management attachments sold under the FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands, turf care equipment under the TURFEX® brand, and industrial maintenance equipment under the SWEEPEX® brand.  The Company’s portfolio also includes the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands. The Company is headquartered in Milwaukee, WI and currently owns one facility in Rockland, ME. The Company also leases twenty-two manufacturing and upfit and service facilities located in Iowa, Maine, Maryland, Michigan, Missouri, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, and Wisconsin. Additionally, the Company operates a sourcing office in China.

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. Financial information regarding these segments is in Note 16 to the Consolidated Financial Statements.

Recently adopted accounting standards

In  November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires that entities disclose significant segment expenses and enhances disclosure around segment reporting. The standard is effective for annual periods beginning after  December 15, 2023. The Company adopted this standard in fiscal 2024 - see Note 16 to the Consolidated Financial Statements.

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
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Accounts receivable and allowance for credit losses

The Company carries its accounts receivable at their face amount less an allowance for credit losses. The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of December 31, 2024, the Company had an allowance for credit losses on its trade accounts receivable of $1,768 and $604 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of  December 31, 2023, the Company had an allowance for credit losses on its trade accounts receivable of $1,400 and $246 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the years ended December 31, 2024 and 2023:

	Balance at	Additions (reductions)			Balance at
	December 31,	charged to		Changes to	December 31,
	2023	earnings	Writeoffs	reserve, net	2024
Year Ended December 31, 2024
Work Truck Attachments	$1,400	$404	$(41)	$5	$1,768
Work Truck Solutions	246	298	-	60	604
Total	$1,646	$702	$(41)	$65	$2,372

	Balance at	Additions (reductions)			Balance at
	December 31,	charged to		Changes to	December 31,
	2022	earnings	Writeoffs	reserve, net	2023
Year Ended December 31, 2023
Work Truck Attachments	$1,000	$400	$-	$-	$1,400
Work Truck Solutions	366	(80)	(46)	6	246
Total	$1,366	$320	$(46)	$6	$1,646

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed, which is considered a right of return, and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2024, 2023 and 2022, distributors financed purchases of $6,303, $9,022 and $15,782 through this financing program, respectively. At both  December 31, 2024 and December 31, 2023, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by distributors to the third party financing company under this program at December 31, 2024 and 2023 was $8,910 and $13,748, respectively. The Company was not required to repurchase any repossessed inventory for the years ended December 31, 2024, 2023 and 2022.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

The Company is a counterparty to interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. From June 13, 2019 through March 18, 2020, the interest rate swap was accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income on the Consolidated Balance Sheets would be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income into earnings during the years ended December 31, 2024 and 2023 was ($485) and ($1,163), respectively. A mark-to-market adjustment of $198 and $476 was recorded as Interest expense in the Consolidated Statements of Income for the years ended December 31, 2024 and 2023, respectively, related to the swap.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

On June 9, 2021, in conjunction with entering into the Credit Agreement described below, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income. The amortization from Accumulated other comprehensive income into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. As of December 31, 2024, the amount in Accumulated other comprehensive income has been fully amortized into earnings.

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

The fair value of the interest rate swaps, net of tax, is $1,732 and $2,984 at December 31, 2024 and December 31, 2023, respectively, of which $1,836 and $3,331 is included in Accumulated other comprehensive income on the balance sheet as of December 31, 2024 and 2023, respectively. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820 - Fair Value Measurements and Disclosures.

Steel Hedging Instrument

On  December 17, 2024, the Company entered into a steel hedging agreement to reduce its exposure to commodity price volatility. The steel hedging instrument has a notional quantity of 3,000 short tons and is effective for the period  August 1, 2025 through  December 31, 2025, which the Company expects to be slightly less than half of its exposure during the effective period.  Under the steel hedge agreement, the Company will make fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge.

The fair value of the steel hedging instrument, net of tax, is $40  at December 31, 2024, of which $40 is included in Accumulated other comprehensive income on the balance sheet as of December 31, 2024. This fair value was determined using Level 2 inputs as defined in ASC 820 - Fair Value Measurements and Disclosures.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first‑in, first‑out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

The Company records inventories to include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 8.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period. The floor plan obligation is then assumed by the dealer customer upon delivery. At December 31, 2024 and 2023, the Company had $2,612 and $2,217 of chassis inventory and related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

The Company receives, on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis. The aggregate value of all bailment pool chassis on hand as of December 31, 2024 and 2023 was $17,489 and $20,293, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Leases

As of December 31, 2024, twenty-two of the Company’s offices, manufacturing facilities and upfit and distribution centers were subject to a lease agreement. See Note 6 for additional information on the Company’s leases.

During the year ended December 31, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852 for gross proceeds of $64,150, which was reduced by transaction costs of $5,494 for net cash proceeds of approximately $58,656. The properties in the sale leaseback transaction are comprised of three facilities located in Milwaukee, Wisconsin and four additional facilities located in each of Huntley, Illinois; Manchester, Iowa; Rockland, Maine; and Madison Heights, Michigan, totaling approximately 780,000 square feet of manufacturing and upfitting space. The lease agreement has an initial term of 15 years, with two optional 10-year renewal options. See Note 6 for additional information on the sale leaseback transaction.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
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

During the year ended  December 31, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852, see Note 6 for additional information.

Depreciation expense was $10,370, $11,142, and $10,418 for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated useful lives of leasehold improvements is the shorter of the remainder of the lease term and twelve years.

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $7,060, $6,925 and $6,750 for the years ended December 31, 2024, 2023 and 2022, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in results of operations.

Impairment of long‑lived assets

Long‑lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less costs of disposition. Management of the Company considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. During the year ended December 31, 2024, and in conjunction with the Company's 2024 Cost Savings Program, impairment charges of $1,224 were recorded in the Consolidated Statements of Income related to certain internally developed software at the Company's Work Truck Attachments segment representing the full capitalized value of the software. See Note 21 for additional information.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Goodwill and other intangible assets

Goodwill and indefinite lived intangible assets are tested for impairment annually as of December 31, or sooner if impairment indicators arise. The fair value of indefinite lived intangible assets is estimated based upon an income and market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting units to its carrying value. The Company has determined it has three reporting units. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss would be recognized.

The Work Truck Attachments segment consists of one reporting unit: Commercial Snow & Ice. The annual impairment tests performed as of December 31, 2024 and December 31, 2023 indicated no impairment for the Commercial Snow & Ice reporting unit, which had goodwill of $113,134 at both December 31, 2024 and 2023. The Work Truck Solutions consists of two reporting units: Municipal and Dejana. Each of the Municipal and Dejana reporting units had $0 in goodwill at December 31, 2023 and December 31, 2024.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangibles over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15 to 19.5 years and noncompete agreements over 4 to 5 years. There were no indicators of impairment during the years ended December 31, 2024 or 2023. The Company had gross intangible assets and accumulated amortization of $273,755 and $160,205, respectively, for the year ended December 31, 2024, of which $177,765 and $111,945 relate to the Work Truck Attachments segment, and $95,990 and $48,260 relate to the Work Truck Solutions segment, respectively. The Company had gross intangible assets and accumulated amortization of $273,755 and $152,685, respectively for the year ended December 31, 2023, of which $177,765 and $109,551 relate to the Work Truck Attachments segment, and $95,990 and $43,134 relate to the Work Truck Solutions segment, respectively.

At December 31, 2024, the Company’s Dejana reporting unit had tradenames of $14,000 and an estimated fair value of $17,600. If the Company is unable to attain the financial projections used in calculating the fair value, or if there are significant market conditions impacting the market approach, the Company’s Dejana tradenames could be at risk of impairment. If the Company experiences delays by its supplier and OEM partners in the production and delivery of chassis for a prolonged period of time, which could negatively affect the Company’s financial results, the Dejana tradenames may be impaired. The discount rate and royalty rate used in the calculation of the fair value are sensitive and based on the Company’s assumptions, and changes to those assumptions could cause the Dejana tradenames to be at risk of impairment. There were no indicators of impairment subsequent to the December 31, 2024 impairment test.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
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

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2021	$1,680
Amortization of deferred financing costs	(379)
Balance at December 31, 2022	1,301
Deferred financing costs capitalized on new debt	334
Amortization of deferred financing costs	(475)
Balance at December 31, 2023	1,160
Deferred financing costs capitalized on new debt	278
Amortization of deferred financing costs	(591)
Balance at December 31, 2024	$847

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
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long‑term debt:

	Fair Value at December 31, 2024	Fair Value at December 31, 2023
Assets:
Non-qualified benefit plan assets (a)	$10,482	$9,195
Interest rate swaps (b)	2,340	4,033

Total Assets	$12,822	$13,228

Liabilities:
Long-term debt (c)	147,526	189,413
Steel hedging instrument (d)	54	-

Total Liabilities	$147,580	$189,413

(a)

Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value. The Company had outstanding loans of $546 and $750 against these Non-qualified benefit plan assets as of  December 31, 2024 and December 31, 2023, respectively,  included in Other long-term liabilities on the Consolidated Balance Sheets.

(b)

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $1,712 and $628 at December 31, 2024 are included in Prepaid and other current assets and Other long-term assets, respectively. Interest rate swaps of $3,174 and $859 at  December 31, 2023 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)

The fair value of the Company’s long‑term debt, including current maturities, approximates its carrying value. Long‑term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

(d)

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., market prices). Model inputs are changed only when corroborated by market data. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Steel hedging instruments of $54 at December 31, 2024 are included in Accrued expenses and other current liabilities.

Concentration of credit risk

The Company’s cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2024, 2023 and 2022.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
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

Related party transactions

There were no material related party transactions during 2022, 2023 or 2024.

Warranty cost recognition

The Company accrues for estimated warranty costs as revenue is recognized. All warranties are assurance-type warranties. See Note 10 for further details.

Defined benefit plan

The Company has a noncontributory, defined benefit postretirement benefit plan covering certain employees. Management reviews underlying assumptions on an annual basis.  Refer to Note 12 for additional information.

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, website content and displays. The Company participates in trade shows and advertises on billboards. Advertising expenses amounted to $4,033, $4,823 and $4,699 for the years ended December 31, 2024, 2023 and 2022, respectively. All costs associated with the Company’s advertising programs are expensed as incurred.

Research and development expenses

Research and development expenses include costs to develop new technologies to enhance existing products and to expand the range of product offerings. Research and development expenses amounted to $8,397, $10,081 and $12,159 for the years ended December 31, 2024, 2023 and 2022, respectively.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
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

Accumulated other comprehensive income

Accumulated other comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non‑owner resources and is comprised of net income and “other comprehensive income”. The Company’s other comprehensive income is comprised of the adjustments for postretirement benefit liabilities as well as the impact of its interest rate swaps and other hedging instruments. See Note 19 for the components of accumulated other comprehensive income.

Segment reporting

The Company operates through two operating segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company’s two current reportable business segments are described below.

Work Truck Attachments.  The Work Truck Attachments segment includes the Company's operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN® and SNOWEX® brands, as well as the Company's vertically integrated products.

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
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

3. Revenue Recognition

Revenue Streams

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. Additionally, contract amounts represent the full amount of the transaction price as agreed upon with the customer at the time of order, resulting in a single performance obligation in most cases. In the case of a single order containing multiple upfits, the transaction price may represent multiple performance obligations.

Work Truck Attachments

The Company recognizes revenue upon shipment of equipment to the customer. Within the Work Truck Attachments segment, the Company offers a variety of discounts and sales incentives to its distributors, which are accounted for as variable consideration. The estimated liability for sales discounts and allowances is calculated using the expected value method and recorded at the time of sale as a reduction of net sales. The liability is estimated based on the costs of the program, the planned duration of the program, expected market conditions and historical experience.

The Work Truck Attachments segment has two revenue streams, as identified below.

Independent Dealer Sales – Revenues from sales to independent dealers are recognized when the dealer customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment. In these instances, each product is considered a separate performance obligation, and revenue is recognized upon shipment of the goods. Any shipping and handling activities performed by the Company after the transfer of control to the customer (e.g., when control transfers upon shipment) are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.

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
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

The Work Truck Solutions segment has four revenue streams, as identified below.

State and Local Bids – The Company records revenue of separately sold snow and ice equipment upon shipment and fully upfit vehicles upon delivery.  The state and local bid process does not obligate the entity to buy any products from the Company, but merely allows the entity to purchase products in the future typically for a fixed period of time. The entity commits to actually purchasing products from the Company when it issues purchase orders off of a previously awarded bid, which lists out actual quantities of equipment being ordered and the delivery terms. On upfit transactions, the Company is providing a significant service by assembling and integrating the individual products onto the customer’s truck. Each individual product and installation activity is highly interdependent and highly interrelated, and therefore the Company considers the manufacture and upfit of a truck a single performance obligation. Any shipping and handling activities performed by the Company after the transfer of control to the customer (e.g., when control transfers upon shipment) are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method as the Company's performance enhances an asset the customer controls while the asset is enhanced. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion.

Fleet Upfit Sales – The Company enters into contracts with certain fleet customers. Fleet agreements can create enforceable rights without the issuance of a purchase order. Typically, these agreements outline the terms of sale, payment terms, standard pricing, and the rights of the customer and seller. These agreements also obligate the customer to purchase a specified quantity of products. Fleet sales are performed on both customer owned vehicles as well as non-customer owned vehicles.  For non-customer owned vehicles, revenue is recognized at a point in time upon delivery of the truck to the customer. For customer-owned vehicles, per Topic 606, revenue is recognized over time based on a cost input method as the Company's performance enhances an asset the customer controls while the asset is enhanced. The Company accumulates costs incurred on partially completed customer-owned upfits based on estimated margin and completion.

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
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Disaggregation of Revenue

The following table provides information about disaggregated revenue by customer type and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

Revenue by customer type was as follows:

Year Ended December 31, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$256,010	$148,409	$404,419
Government	-	90,494	90,494
Fleet	-	65,892	65,892
Other	-	7,699	7,699
Total revenue	$256,010	$312,494	$568,504

Year Ended December 31, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$291,723	$137,134	$428,857
Government	-	73,165	73,165
Fleet	-	58,562	58,562
Other	-	7,594	7,594
Total revenue	$291,723	$276,455	$568,178

Year Ended December 31, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$382,296	$119,900	$502,196
Government	-	56,319	56,319
Fleet	-	49,094	49,094
Other	-	8,459	8,459
Total revenue	$382,296	$233,772	$616,068

Revenue by timing of revenue recognition was as follows:

Year Ended December 31, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$256,010	$196,380	$452,390
Over time	-	116,114	116,114
Total revenue	$256,010	$312,494	$568,504

Year Ended December 31, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$291,723	$178,956	$470,679
Over time	-	97,499	97,499
Total revenue	$291,723	$276,455	$568,178

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Year Ended December 31, 2022	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$382,296	$145,022	$527,318
Over time	-	88,750	88,750
Total revenue	$382,296	$233,772	$616,068

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,009	$20,205	$(19,151)	$5,063

Year Ended December 31, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,531	$21,856	$(22,378)	$4,009

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the Company's contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of December 31, 2024 or 2023. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company’s municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized all of the amount that was included in contract liabilities at the beginning of the period as revenue in the years ended December 31, 2024 and 2023.

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
Years ended December 31, 2024, 2023 and 2022
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

4. Inventories

Inventories consist of the following:

	December 31,
	2024	2023

Finished goods	$67,897	$79,509
Work-in-process	13,337	14,384
Truck chassis inventory	10,146	1,929
Raw material and supplies	45,654	44,568
	$137,034	$140,390

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 8.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2024 and 2023, the Company had $2,612 and $2,217 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Unlike the floor plan agreement, the Company does not record inventory related to truck chassis acquired through the bailment pool agreement as these truck chassis are held on consignment. Like the revenue recognized on floor plan arrangement, revenue recognized for upfitting services on chassis acquired through the bailment agreement, are also recognized net of the truck chassis.

5. Property, plant and equipment

During the year ended  December 31, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852, see Note 6 for additional information. Property, plant and equipment are summarized as follows:

	December 31,
	2024	2023

Land	$162	$3,969
Land improvements	140	5,589
Leasehold improvements	7,028	6,582
Buildings	2,958	36,719
Machinery and equipment	82,332	79,065
Furniture and fixtures	27,214	25,920
Mobile equipment and other	5,601	5,287
Construction-in-process	4,737	5,125
Total property, plant and equipment	130,172	168,256
Less accumulated depreciation	(88,861)	(100,916)
Net property, plant and equipment	$41,311	$67,340

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

6. Leases

The Company has operating leases for manufacturing, upfit and office facilities, land and parking lots, warehousing space and certain equipment. The leases have remaining lease terms of less than one year to 15 years, some of which include options to extend the leases for up to 20 years. Such renewal options were not included in the determination of the lease term unless deemed reasonably certain of exercise. The discount rate used in measuring the lease liabilities is based on the Company’s interest rate on its secured Term Loan Credit Agreement, adjusted as necessary based on the lease term and the Company's credit spread. Certain of the Company’s leases contain escalating rental payments based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the year ended  December 31, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852 for gross proceeds of $64,150, which was reduced by transaction costs of $5,494 for net cash proceeds of approximately $58,656. The properties in the sale leaseback transaction are comprised of three facilities located in Milwaukee, Wisconsin and four additional facilities located in each of Huntley, Illinois; Manchester, Iowa; Rockland, Maine; and Madison Heights, Michigan, totaling approximately 780,000 square feet of manufacturing and upfitting space. The lease agreement has an initial term of 15 years, with two optional 10-year renewal options. The Company recognized a gain of $42,298 on this transaction, which is included in Gain on sale leaseback transaction in the Consolidated Statements of Income. Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $51,879 and $51,879, respectively.

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Consolidated Statements of Income, were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease expense	$8,604	$5,966	$5,555
Short term lease cost	$621	$401	$395
Total lease cost	$9,225	$6,367	$5,950

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Cash paid for amounts included in the measurement of operating lease liabilities	$8,349	$6,195	$5,753
Non-cash lease expense - right-of-use assets	$6,319	$5,097	$4,745
Right-of-use assets obtained in exchange for operating lease obligations	$59,112	$5,853	$3,768

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$70,801	$18,008

Other current liabilities	7,394	5,347
Operating lease liabilities	64,785	13,887
Total operating lease liabilities	$72,179	$19,234

Weighted Average Remaining Lease Term (in months)
Operating leases	151	53

Weighted Average Discount Rate
Operating leases	7.05%	5.36%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2025	$12,159
2026	10,788
2027	8,989
2028	7,902
2029	7,102
Thereafter	63,864
Total Lease Payments	110,804
Less: imputed interest	(38,625)
Total	$72,179

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

7. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2024
Indefinite lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	47,876	33,044
Patents	21,136	19,506	1,630
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,183	1,276
Amortizable intangibles, net	196,155	160,205	35,950
Total	$273,755	$160,205	$113,550

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2023
Indefinite lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	79,000	1,000
Customer relationships	80,920	42,707	38,213
Patents	21,136	18,249	2,887
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,089	1,370
Amortizable intangibles, net	196,155	152,685	43,470
Total	$273,755	$152,685	$121,070

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Amortization expense for intangible assets was $7,520, $10,520 and $10,520 for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated amortization expense for the next five years is as follows:

2025	6,075
2026	5,450
2027	5,450
2028	5,450
2029	5,300

The weighted average remaining life for intangible assets is 6.4 years at December 31, 2024.

8. Long‑Term Debt

Long‑term debt is summarized below:

	December 31,
	2024	2023

Term Loan, net of debt discount of $162 and $274 at December 31, 2024 and December 31, 2023, respectively	$147,526	$189,413
Less current maturities	-	6,762
Long term debt before deferred financing costs	147,526	182,651
Deferred financing costs, net	847	1,160
Long term debt, net	$146,679	$181,491

The scheduled maturities on long term debt at December 31, 2024, are as follows:
2025	$-
2026	147,526
$147,526

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

On  January 5, 2023, the Company entered into Amendment No. 1 to Credit Agreement and Revolving Credit Commitment Increase Supplement (“Amendment No. 1”) by and among the Company, the Borrowers, the financial institutions listed in Amendment No. 1 as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of   June 9, 2021 (as amended by Amendment No. 1, the “Credit Agreement”), and pursuant to which, among other things, (i) the Revolving Loan Borrowers exercised a portion of the Revolving Commitment Increase Option (as defined below) and increased the revolving commitment under the Credit Agreement by $50,000 for a total of $150,000 in the aggregate and (ii) the London Interbank Offered Rate pricing option under the Credit Agreement was replaced with a Term SOFR Rate pricing option. Deferred financing costs of $334 are being amortized over the term of the loan. On  July 11, 2023, the Company entered into Amendment No. 2 to the Credit Agreement, which allows the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. Pursuant to Amendment No. 2, the Company had outstanding loans of $546 and $750 against its corporate-owned life insurance policies as of  December 31, 2024 and 2023, respectively, included in Other long-term liabilities on the Consolidated Balance Sheets. On January 29, 2024, the Company entered into Amendment No. 3 to the Credit Agreement, which modifies the minimum required Leverage Ratio (as defined in the Credit Agreement) of the Company, which is measured as of the last day of each Reference Period (as defined in the Credit Agreement), from 3.50 to 1.00 for each Reference Period to (i) 3.50 to 1.00 for each Reference Period ending on or prior to September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on March 31, 2024 and June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on September 30, 2024 and thereafter.

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

At December 31, 2024, the Company had outstanding borrowings under the term loan of $147,526, $0 in outstanding borrowings on the revolving credit facility and remaining borrowing availability of $149,450. During the year ended  December 31, 2024, the Company made a pre-payment of $42,000 of debt amortization principal payments under its Credit Agreement using a portion of the proceeds from the sale leaseback transaction, as described in Note 6. During the year ended December 31, 2023, the Company made a voluntary pre-payment of $10,000 of debt amortization principal payments under the Company's Credit Agreement.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, as a result of the modifications to the minimum required Leverage Ratio under Amendment No. 3 to the Credit Agreement as discussed above, the Credit Agreement requires the Company to have a Leverage Ratio of (i) 3.50 to 1.00 for each Reference Period ending on or prior to   September 30, 2023, (ii) 4.25 to 1.00 for the Reference Period ending on   December 31, 2023, (iii) 4.00 to 1.00 for each Reference Period ending on   March 31, 2024 and   June 30, 2024, and (iv) 3.50 to 1.00 for each Reference Period ending on   September 30, 2024 and thereafter, and to have a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending  June 30, 2021. As of December 31, 2024, the Company is in compliance with the respective covenants.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets would be amortized into interest expense on a straight line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the years ended December 31, 2024 and 2023 was ($485) and ($1,163), respectively. A mark-to-market adjustment of $198 and $476 was recorded as Interest expense in the Consolidated Statements of Income for the years ended December 31, 2024 and 2023, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. As of  December 31, 2024, the amount in Accumulated other comprehensive income has been fully amortized into earnings.

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

The interest rate swaps' positive fair value at  December 31, 2024 was $2,340, of which $1,712 and $628 are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.  The interest rate swap’s positive fair value at  December 31, 2023 was $4,033, of which $3,174 and $859 are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.

On  December 17, 2024, the Company entered into a steel hedging agreement to reduce its exposure to commodity price swings. The steel hedging instrument has a notional quantity of 3,000 short tons and is effective for the period  August 1, 2025 through  December 31, 2025, which the Company expects to be slightly less than half of its exposure during the effective period. Under the steel hedge agreement, the Company will make fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's negative fair value at  December 31, 2024 was $54, which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company receives on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2024 and 2023 was $17,489 and $20,293, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2024, rates were based on prime (7.50% at December 31, 2024) plus a margin ranging from 0% to 8%. During 2024, the Company incurred $630 in interest on the bailment pool arrangement. During 2023, the Company incurred $344 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $5,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017, which the Company renewed through February 28, 2025.  Under the floor plan agreement, the Company receives truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from the Company to the dealer customer. The note bears interest at an adjusted SOFR rate, plus an applicable rate of 1.75%. The obligation under the floor plan agreement as of December 31, 2024 and 2023 is $2,612 and $2,217, respectively. During 2024, the Company incurred $1,011 in interest on the floor plan arrangements. During 2023, the Company incurred $734 in interest on the floor plan arrangements.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2024	2023

Payroll and related costs	$9,876	$5,772
Employee benefits	6,391	7,937
Accrued warranty	3,379	4,068
Other	6,536	8,040
	$26,182	$25,817

10. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to two years after the date of purchase by the end‑user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end‑user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) using the expected value method, and is based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. All of the Company’s warranties are assurance-type warranties. The warranty reserve is $5,559 at December 31, 2024 of which $2,180 is included in Other long-term liabilities and $3,379 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet. At December 31, 2023, the warranty reserve is $6,957 of which $2,889 is included in Other long term liabilities and $4,068 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2024	2023	2022

Balance at the beginning of the period	6,957	7,876	6,368
Warranty provision	1,670	2,684	4,835
Claims paid/settlements	(3,068)	(3,603)	(3,327)
Balance at the end of the period	5,559	6,957	7,876

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

11. Income Taxes

The provision for income tax expense consists of the following:

	Year ended December 31
	2024	2023	2022
Current:
Federal	$18,176	$(2,854)	$10,515
State	2,606	804	1,505
	20,782	(2,050)	12,020
Deferred:
Federal	(2,617)	7,709	(2,187)
State	(425)	(148)	(1,081)
	(3,042)	7,561	(3,268)
	$17,740	$5,511	$8,752

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Federal income tax expense at statutory rate	$15,517	$6,139	$9,946
State taxes, net of federal benefit	2,295	762	1,445
Valuation allowance	(495)	(67)	(1,202)
Change in uncertain tax positions, net	540	225	356
Research and development credit	(704)	(1,012)	(1,333)
Investment tax credit	-	(682)	-
State rate change	(165)	92	(168)
Other	752	54	(292)
	$17,740	$5,511	$8,752

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Allowance for doubtful accounts	$588	$413
Inventory reserves	1,749	1,468
Warranty liability	1,343	1,690
Deferred compensation	2,237	2,124
Pension and retiree health benefit obligations	866	1,225
Accrued vacation	844	1,137
Research expenditures	6,723	5,842
Operating lease liabilities	17,625	4,730
Net operating losses	1,194	1,663
Other accrued liabilities	4,550	4,376
State credit carryforwards	1,060	1,032
Other	338	404
Valuation allowance	(1,510)	(2,005)
Total deferred tax assets	37,607	24,099
Deferred tax liabilities:
Interest rate swaps	(573)	(994)
Tax deductible goodwill and other intangibles	(37,125)	(35,974)
Accelerated depreciation	(6,754)	(9,924)
Operating leases - right of use assets	(17,289)	(4,430)
Other	(440)	(680)
Total deferred tax liabilities	(62,181)	(52,002)
Net deferred tax liabilities	$(24,574)	$(27,903)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $906. These loss carry-forwards began to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $1,222 is necessary at December 31, 2024 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit. The Company also carries a valuation allowance for approximately $288 related to non-state net operating loss carry-forwards which are likely to expire prior to the Company’s ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2024	2023	2022
Balance at beginning of year	$1,701	$1,519	$1,214
Increases for tax positions taken in the current year	681	277	350
Increases for tax positions taken in prior years	951	-	-
Decreases due to lapses in the statute of limitations	(828)	(95)	(45)
Balance at the end of year	$2,505	$1,701	$1,519

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $2,505 at December 31, 2024. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $567 and $662 of accrued interest and penalties is reported as an income tax liability at December 31, 2024 and 2023, respectively. The liability for unrecognized tax benefits is reported in Other long‑term liabilities on the Consolidated Balance Sheets at December 31, 2024 and 2023.

The Company files income tax returns in the United States (federal) and various states. Tax years open to examination by tax authorities under the statute of limitations include 2021, 2022 and 2023 for Federal and 2020 through 2023 for most states. Tax returns for the 2024 tax year have not yet been filed.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and required taxpayers to amortize them over a period of five years for tax purposes. This mandatory capitalization requirement increases the Company's deferred tax assets and cash tax liabilities.

12. Employee Retirement Plans

Postretirement benefits

The Company provides postretirement healthcare benefits for certain employee groups. The postretirement healthcare plans are contributory and contain certain other cost‑sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest until they retire from active employment with the Company and have at least twelve years of service. These benefits can be amended or terminated at any time and are subject to the same ongoing changes as the Company’s healthcare benefits for employees with respect to deductible, co‑insurance and participant contributions. Postretirement benefits of $3,319 and $4,692 as of  December 31, 2024 and December 31, 2023, respectively, are included in Retiree benefits and deferred compensation in the Consolidated Balance Sheets. Postretirement benefits of $220 and $280 as of December 31, 2024 and December 31, 2023, respectively, are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
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

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31,
	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,972	$5,470
Service cost	63	77
Interest cost	229	266
Participant contributions	82	70
Changes in actuarial assumptions	(1,154)	(360)
Benefits paid	(653)	(551)
Projected benefit obligation at end of year	$3,539	$4,972
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$220	$280
Retiree health benefit obligation	3,319	4,692
	$3,539	$4,972

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2024	2023	2022
Components of net postretirement health benefit cost:
Service cost	$63	$77	$115
Interest cost	229	266	153
Amortization of net gain	(514)	(539)	(400)
Net postretirement healthcare benefit cost	$(222)	$(196)	$(132)

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate	4.7%	5.0%	2.5%
Immediate healthcare cost trend rate	*	**	***
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	60	60

*	Health Care Cost Trend rate is assumed to be 8.5% beginning in 2024 gradually reducing to an ultimate rate of 4.5% in 2033.

**	Health Care Cost Trend rate is assumed to be 7.5% beginning in 2023 gradually reducing to an ultimate rate of 4.5% in 2032.

***	Health Care Cost Trend rate is assumed to be 7.5% beginning in 2022 gradually reducing to an ultimate rate of 4.5% in 2031.

The discount rate used to determine the benefit obligation at December 31, 2024 and 2023 is 5.3% and 4.7%, respectively. For December 31, 2024, the health care cost trend rate is assumed to be 8.5% beginning in 2024 gradually reducing to an ultimate rate of 4.5% in 2033. For December 31, 2023, the health care cost trend rate is assumed to be 7.5% beginning in 2023 gradually reducing to an ultimate rate of 4.5% in 2032. For December 31, 2022, the health care cost trend rate is assumed to be 7.5% beginning in 2022 gradually reducing to an ultimate rate of 4.5% in 2031.

No actuarial gains (losses) remain in accumulated other comprehensive income related to pension due to the termination of the plans. The amount included in accumulated other comprehensive income, net of tax, at December 31, 2024, which has not yet been recognized in net periodic OPEB cost was a net actuarial gain of $3,676.

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

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. The Company matching contributions to the plan were approximately $4,836, $5,172 and $4,999 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company made non‑discretionary employer contributions of $0, $0 and $0 in the years ended December 31, 2024, 2023 and 2022, respectively.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Non‑qualified plan

The Company also maintains a supplemental non‑qualified plan for certain officers and other key employees. Expense for this plan was $204, $222 and $378 for the years ended December 31, 2024, 2023 and 2022, respectively. The amount accrued was $10,297, $9,229 and $9,420 as of December 31, 2024, 2023 and 2022, respectively and is included in Retiree benefits and deferred compensation on the Consolidated Balance Sheets. Amounts were determined based on the fair value of the liability at December 31, 2024, 2023 and 2022, respectively. The Company holds assets that are substantially equivalent to the liability and are intended to fund the liability. Non-qualified plan assets of $10,482 and $9,195 at December 31, 2024 and December 31, 2023, respectively, are included as Non-qualified benefit plan assets on the Consolidated Balance Sheets. The Company had outstanding loans of $546 and $750 against its corporate-owned life insurance policies as of  December 31, 2024 and December 31, 2023, respectively, included in Other long-term liabilities on the Consolidated Balance Sheets, see Note 8 for additional information.

13. Stock Based Compensation

2010 Stock Incentive Plan and 2024 Stock Incentive Plan

In May 2010, the Company’s Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The material terms of the performance goals under the 2010 Plan, as amended and restated, were approved by stockholders at the Company’s 2014 annual meeting of stockholders and the plan’s term was extended further by the stockholders at the Company’s 2020 annual meeting of stockholders. The 2010 Plan provided for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which may have been performance‑based, and for incentive bonuses, which may have been paid in cash or stock or a combination of both, to eligible employees, officers, non‑employee directors and other service providers to the Company and its subsidiaries. A maximum of 2,130,000 shares of common stock were available for issuance pursuant to all awards under the 2010 Plan prior to the time that the 2010 Plan was suspended, as described below.

In  February 2024, the Company’s Board of Directors adopted the 2024 Stock Incentive Plan (the “2024 Plan”), which was subsequently approved by stockholders in  April 2024. The 2024 Plan provides for the issuance of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which  may be performance-based, and for incentive bonuses, which  may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries.  A maximum of 1,277,660 shares of common stock  may be issued pursuant to all awards under the 2024 Plan. At the time that the stockholders approved the 2024 Plan, it replaced the 2010 Plan, and no further awards  may be issued under the 2010 Plan. Awards that remain outstanding under the 2010 Plan will remain outstanding under the 2010 Plan in accordance with their terms. As of December 31, 2024, the Company had 882,091 shares of common stock available for future issuance of awards under the 2024 Plan. The shares of common stock to be issued under the 2024 Plan will be made available from authorized and unissued Company common stock.

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

Equity awards issued to management under either the 2010 Plan or the 2024 Plan include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant. As the retirement provision does not qualify as a substantive service condition, the Company incurred $2,457, $1,887 and $3,724 in additional expense related to each year's grant in the years ended December 31, 2024, 2023 and 2022, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non‑employee directors that accelerates the vesting of such awards upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

A summary of RSU activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2021	79,903	48.87	1.91
Granted	117,969	36.70	1.27
Vested	(79,265)	40.80
Cancelled and forfeited	(7,343)	46.15
Unvested at December 31, 2022	111,264	41.89	1.76
Granted	155,695	36.83	1.70
Vested	(79,592)	44.47
Cancelled and forfeited	(4,144)	38.74
Unvested at December 31, 2023	183,223	36.54	1.72
Granted	336,685	27.66	1.69
Vested	(134,934)	38.54
Cancelled and forfeited	(10,636)	29.69

Unvested at December 31, 2024	374,338	$28.02	1.74

Expected to vest in the future at December 31, 2024	363,579	$28.02	1.74

The Company recognized $5,747, $3,700 and $2,947 of compensation expense related to the RSU awards in the years ended December 31, 2024, 2023 and 2022, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2024, expected to be earned through the requisite service period was approximately $4,325 and is expected to be recognized through 2027.

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

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan in the first quarter of 2024, 2023 and 2022 that are subject to performance conditions over a three year performance period beginning in the year of the grant and, beginning with the 2024 grant, includes three 1-year measurement periods, as well as a vesting component based on a Total Shareholder Return ("TSR") modifier tied to the Company's relative total shareholder return in comparison to the total shareholder return of the S&P Small Cap 600 Industrials market index. The total number of shares issued pursuant to performance share units  may be increased, decreased, or unchanged based on this TSR modifier. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the performance period. Currently the Company expects participants to earn 23,610, 0 and 13,853 shares related to the 2024, 2023 and 2022 performance share grants, respectively. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. In the first quarter of 2024 there were 29,810 performance share units that converted into RSUs related to the 2021 performance share grants. For the 2024 grants, a Monte Carlo simulation has been used to account for the TSR market condition in the grant date fair value of the award, which was  $26.60 per share. The fair value per share of the awards granted in 2023 and 2022 is the closing stock price on the date of grant, which was $37.36 and $37.57, respectively.

The Company recognized ($887), ($2,747) and $3,783 of compensation expense related to the awards in the years ended December 31, 2024, 2023 and 2022, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2024, expected to be recognized through the requisite service period was $209 and is expected to be recognized through 2027.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
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

	2024	2023	2022
Basic earnings per common share
Net income	$56,151	$23,723	$38,609
Less: Distributed and undistributed earnings allocated to nonvested shares	1,083	528	741
Net income allocated to common shareholders	$55,068	$23,195	$37,868
Weighted average common shares outstanding	23,072,993	22,962,591	22,915,543
	$2.39	$1.01	$1.65
Diluted earnings per common share
Net income allocated to common shareholders - basic	$55,068	$23,195	$37,868
Add: Undistributed earnings allocated to nonvested shareholders	527	-	-
Net income allocated to common shareholders - diluted	$55,595	$23,195	$37,868
Weighted average common shares outstanding - basic	23,072,993	22,962,591	22,915,543
Dilutive effect of participating securities	436,983	-	-
Weighted average common shares outstanding - diluted	23,509,976	22,962,591	22,915,543
	$2.36	$0.98	$1.63

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

The Company’s chief operating decision maker is its Chief Operating Officer. The chief operating decision maker assesses performance for the Work Truck Attachments and Work Truck Solutions segments and decides how to allocate resources based on Adjusted EBITDA. The chief operating decision maker uses Adjusted EBITDA to evaluate profit generated by the segments in deciding where to reinvest profits, whether it be within the segments or for other purposes such as paying dividends, repurchasing stock, or other general corporate uses. The chief operating decision maker also uses segment Adjusted EBITDA as a metric in benchmarking performance against competitors, as well as in evaluating the compensation of certain employees.

The Company’s two current reportable business segments are described below.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Work Truck Attachments.  The Work Truck Attachments segment includes the Company’s operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN®, and SNOWEX® brands, as well as its vertically integrated products.

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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	2024	2023	2022

Net sales
Work Truck Attachments	$256,010	$291,723	$382,296
Work Truck Solutions	312,494	276,455	233,772
	$568,504	$568,178	$616,068
Selling, general and administrative expense
Work Truck Attachments	$53,124	$43,176	$50,583
Work Truck Solutions	38,558	35,665	31,600
	$91,682	$78,841	$82,183
Other segment items (1)
Work Truck Attachments	$154,431	$197,984	$253,502
Work Truck Solutions	243,042	223,231	193,603
	$397,473	$421,215	$447,105
Adjusted EBITDA
Work Truck Attachments	$48,455	$50,563	$78,211
Work Truck Solutions	30,894	17,559	8,569
	$79,349	$68,122	$86,780
Depreciation and amortization expense
Work Truck Attachments	$9,844	$13,431	$12,901
Work Truck Solutions	8,046	8,231	8,037
	$17,890	$21,662	$20,938
Assets
Work Truck Attachments	$367,979	$392,920	$397,557
Work Truck Solutions	222,004	200,498	199,334
	$589,983	$593,418	$596,891
Capital expenditures
Work Truck Attachments	$5,493	$6,459	$9,526
Work Truck Solutions	2,271	3,307	2,876
	$7,764	$9,766	$12,402

Adjusted EBITDA
Work Truck Attachments	$48,455	$50,563	$78,211
Work Truck Solutions	30,894	17,559	8,569
Total Adjusted EBITDA	$79,349	$68,122	$86,780
Less items to reconcile Adjusted EBITDA to Income before taxes:
Interest expense - net	15,260	15,675	11,253
Depreciation expense	10,370	11,142	10,418
Amortization	7,520	10,520	10,520
Gain on sale leaseback transaction	(42,298)	-	-
Stock based compensation	4,860	953	6,730
Restructuring and severance costs	1,997	-	-
Impairment charges (2)	1,224	-	-
Sale leaseback transaction fees	5,257	-	-
Other charges (3)	1,268	598	498
Income before taxes	$73,891	$29,234	$47,361

(1)	Includes cost of sales, other (income) expense, and the addback of depreciation expense, stock based compensation, impairment charges, gain on sale leaseback transaction, CEO transition fees, and unrelated legal, severance, restructuring, and consulting fees for the periods presented.

(2)	Reflects impairment charges taken on certain internally developed software in the year ended December 31, 2024.

(3)	Reflects unrelated legal and consulting fees, insurance proceeds, CEO transition costs, and, in 2022, incremental costs incurred related to the COVID-19 pandemic for the periods presented.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

17. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2024 and 2023, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 23,094,047 and 22,983,965 shares were issued and outstanding as of December 31, 2024 and 2023, respectively. The par value of the common stock is $0.01 per share.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company’s assets and funds remaining after payment of liabilities.

18. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended  December 31, 2024, 2023 and 2022 are as follows:

	Balance at	Additions
	beginning	charged to	Changes to	Balance at
	of year	earnings	reserve, net (1)	end of year
Year ended December 31, 2024
Allowance for credit losses	$1,646	$702	$24	$2,372
Valuation of deferred tax assets	2,005	-	(495)	1,510
Year ended December 31, 2023
Allowance for credit losses	$1,366	$320	$(40)	$1,646
Valuation of deferred tax assets	2,071	-	(66)	2,005
Year ended December 31, 2022
Allowance for credit losses	$2,970	$(1,476)	$(128)	$1,366
Valuation of deferred tax assets	3,273	-	(1,202)	2,071

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

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

19. Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the year ended December 31, 2024 is as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Loss	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Instrument	Obligation	Total
Balance at December 31, 2023	$3,331	$-	$3,025	$6,356
Other comprehensive gain (loss) before reclassifications	1,398	(40)	1,031	2,389
Amounts reclassified from accumulated other comprehensive income: (1)	(2,893)	-	(380)	(3,273)
Balance at December 31, 2024	$1,836	$(40)	$3,676	$5,472

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(514)
Tax expense	134
Reclassification net of tax	$(380)

Realized gains on interest rate swaps reclassified to interest expense	$(3,910)
Tax expense	1,017
Reclassification net of tax	$(2,893)

(a) – These components are included in the computation of benefit plan costs in Note 12.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive income by component for the year ended  December 31, 2023 is as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2022	$6,115	$3,013	$9,128
Other comprehensive gain before reclassifications	607	411	1,018
Amounts reclassified from accumulated other comprehensive income: (1)	(3,391)	(399)	(3,790)
Balance at December 31, 2023	$3,331	$3,025	$6,356

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(539)
Tax expense	140
Reclassification net of tax	$(399)

Realized gains on interest rate swaps reclassified to interest expense	$(4,583)
Tax expense	1,192
Reclassification net of tax	$(3,391)

(a) – These components are included in the computation of benefit plan costs in Note 12.

20. Quarterly Financial Information (Unaudited)

	2024
	First	Second	Third		Fourth

Net sales	$95,655	$199,902	$129,398		$143,549
Gross profit	$18,920	$61,303	$30,875		$35,739
Income (loss) before taxes	$(9,943)	$32,127	$41,740	*	$9,967
Net income (loss)	$(8,352)	$24,338	$32,258		$7,907
Basic earnings (loss) per common share	$(0.37)	$1.03	$1.37		$0.33
Diluted earnings (loss) per common share	$(0.37)	$1.02	$1.36		$0.33
Dividends per share	$0.30	$0.30	$0.30		$0.30

* Quarter was impacted by the gain on the sale leaseback transaction of $42,298, offset by $5,494 of associated transaction costs.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements (Continued)
Years ended December 31, 2024, 2023 and 2022
(Dollars in Thousands Except Per Share Data)

	2023
	First	Second	Third	Fourth

Net sales	$82,545	$207,267	$144,121	$134,245
Gross profit	$11,275	$61,363	$32,129	$29,503
Income (loss) before taxes	$(16,626)	$30,736	$6,929	$8,195
Net income (loss)	$(13,110)	$23,964	$5,792	$7,077
Basic earnings (loss) per common share	$(0.58)	$1.02	$0.25	$0.30
Diluted earnings (loss) per common share	$(0.58)	$1.01	$0.24	$0.29
Dividends per share	$0.30	$0.30	$0.30	$0.30

Due to rounding as well as the timing of issuance of shares, the sum of quarterly earnings per share may not equal the annual earnings per share.

21. Restructuring and Impairment

In   January 2024, the Company implemented the 2024 Cost Savings Program, primarily in the form of restructuring charges for headcount reductions in both the Work Truck Attachments segment and corporate functions. For the year ended  December 31, 2024, $1,997 in pre-tax restructuring charges were recorded related to workforce reduction costs and other related expenses and are included in Cost of sales and Selling, general, and administrative expense in the Consolidated Statements of Income. The Company's restructuring expenses are comprised of the following:

Year Ended December 31,
2024

Severance and employee costs	$930
Write down of property, plant and equipment	333
Legal, consulting and other costs	734
Total	$1,997

The following table summarizes the changes in the Company's accrued restructuring balance, which are included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. Such costs have been substantially all paid as of   December 31, 2024.

Balance at December 31, 2023	$-
Restructuring charges	1,445
Payments	(1,445)
Balance at December 31, 2024	$-

In conjunction with the 2024 Cost Savings Program, impairment charges of $1,224 were recorded in the Consolidated Statements of Income for the year ended  December 31, 2024 related to certain internally developed software at the Company's Work Truck Attachments segment representing the full capitalized value of the software. In addition, management evaluated its assets outside of the internally developed software described above and determined that there were no indicators of impairment.

22. Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires disaggregated disclosure of income statement expenses into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for annual periods beginning after December 15, 2026. The Company is in the process of evaluating the standard's updated disclosure requirements.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which enhances disclosure around income taxes. The standard is effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the standard’s updated disclosure requirements.

23. Subsequent Events

On January 20, 2025, the Company entered into a floor plan line of credit for up to $20,000 with a financial institution that expires on January 31, 2026. Under the floor plan agreement, the Company receives truck chassis and title for upfitting service installations. Upon upfit completion, the title transfers from the Company to the customer. The note bears interest at prime, less 0.50%.