Form 10-Q
period 2025-03-31
DOUGLAS DYNAMICS, INC
filed 2025-05-06
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of registrant’s common shares outstanding as of May 6, 2025 was 23,209,426.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2025	2024
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,207	$5,119
Accounts receivable, net	69,219	87,407
Inventories	171,472	137,034
Inventories - truck chassis floor plan	21,174	2,612
Prepaid and other current assets	5,181	6,053
Total current assets	274,253	238,225
Property, plant, and equipment, net	40,791	41,311
Goodwill	113,134	113,134
Other intangible assets, net	112,000	113,550
Operating lease - right of use asset	68,271	70,801
Non-qualified benefit plan assets	10,562	10,482
Other long-term assets	2,029	2,480
Total assets	$621,040	$589,983
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,864	$32,319
Accrued expenses and other current liabilities	23,532	26,182
Floor plan obligations	21,174	2,612
Operating lease liability - current	7,185	7,394
Income taxes payable	1,612	1,685
Short term borrowings	12,000	—
Current portion of long-term debt	7,416	—
Total current liabilities	115,783	70,192
Retiree benefits and deferred compensation	13,309	13,616
Deferred income taxes	24,605	24,574
Long-term debt, less current portion	140,467	146,679
Operating lease liability - noncurrent	62,636	64,785
Other long-term liabilities	5,355	5,922
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,209,426 and 23,094,047 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	232	231
Additional paid-in capital	172,080	170,092
Retained earnings	81,552	88,420
Accumulated other comprehensive income, net of tax	5,021	5,472
Total stockholders’ equity	258,885	264,215
Total liabilities and stockholders’ equity	$621,040	$589,983

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2025	2024
	(unaudited)

Net sales	$115,067	$95,655
Cost of sales	86,928	76,735
Gross profit	28,139	18,920
Selling, general, and administrative expense	23,387	21,488
Impairment charges	—	1,224
Intangibles amortization	1,550	2,630
Income (loss) from operations	3,202	(6,422)
Interest expense, net	(2,384)	(3,524)
Debt modification expense	(176)	—
Loss on extinguishment of debt	(156)	—
Other income, net	4	3
Income (loss) before taxes	490	(9,943)
Income tax expense (benefit)	342	(1,591)
Net income (loss)	$148	$(8,352)
Weighted average number of common shares outstanding:
Basic	23,121,555	23,009,369
Diluted	23,121,555	23,009,369
Earnings (loss) per common share:
Basic	$0.01	$(0.37)
Diluted	$(0.00)	$(0.37)
Cash dividends declared and paid per share	$0.30	$0.30
Comprehensive loss	$(303)	$(8,012)

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2025	2024
	(unaudited)

Operating activities
Net income (loss)	$148	$(8,352)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,823	5,345
Gain on disposal of fixed assets	-	(6)
Amortization of deferred financing costs and debt discount	169	147
Debt modification expense	176	-
Loss on extinguishment of debt	156	-
Stock-based compensation	2,150	355
Adjustments on derivatives not classified as hedges	-	(172)
Provision for losses on accounts receivable	157	179
Deferred income taxes	31	96
Impairment charges	-	1,224
Non-cash lease expense	2,056	1,364
Changes in operating assets and liabilities:
Accounts receivable	18,030	25,001
Inventories	(34,438)	(34,378)
Prepaid assets, refundable income taxes and other assets	(1,782)	(3,250)
Accounts payable	10,953	(6,695)
Accrued expenses and other current liabilities	(2,903)	(2,238)
Benefit obligations, long-term liabilities and other	(63)	(241)
Net cash used in operating activities	(1,337)	(21,621)
Investing activities
Capital expenditures	(2,161)	(1,328)
Net cash used in investing activities	(2,161)	(1,328)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(161)	-
Payments on life insurance policy loans	(119)	(204)
Payments of financing costs	(200)	(279)
Dividends paid	(7,016)	(6,750)
Net revolver borrowings	12,000	8,000
Borrowings on long-term debt	148,770	-
Repayment of long-term debt	(147,688)	-
Net cash provided by financing activities	5,586	767
Change in cash and cash equivalents	2,088	(22,182)
Cash and cash equivalents at beginning of period	5,119	24,156
Cash and cash equivalents at end of period	$7,207	$1,974

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$19,083	$3,211

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended March 31, 2025
Balance at December 31, 2024	23,094,047	$231	$170,092	$88,420	$5,472	$264,215
Net income	—	—	—	148	—	148
Dividends paid	—	—	—	(7,016)	—	(7,016)
Adjustment for postretirement benefit liability, net of tax of $4	—	—	—	—	(12)	(12)
Adjustment for interest rate swap, net of tax of $176	—	—	—	—	(500)	(500)
Adjustment for steel hedging instrument, net of tax of ($22)	—	—	—	—	61	61
Shares withheld on restricted stock vesting	—	—	(161)	—	—	(161)
Stock based compensation	115,379	1	2,149	—	—	2,150
Balance at March 31, 2025	23,209,426	$232	$172,080	$81,552	$5,021	$258,885

Three Months Ended March 31, 2024
Balance at December 31, 2023	22,983,965	$230	$165,233	$59,746	$6,356	$231,565
Net loss	—	—	—	(8,352)	—	(8,352)
Dividends paid	—	—	—	(6,750)	—	(6,750)
Adjustment for pension and postretirement benefit liability, net of tax of $14	—	—	—	—	(40)	(40)
Adjustment for interest rate swap, net of tax of ($133)	—	—	—	—	380	380
Stock based compensation	110,082	1	354	—	—	355
Balance at March 31, 2024	23,094,047	$231	$165,587	$44,644	$6,696	$217,158

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.	Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2024 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on February 25, 2025.

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

Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Loss and the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, have been prepared by the Company and have not been audited.

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

Revenue by customer type was as follows:

Three Months Ended March 31, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$36,457	$33,406	$69,863
Government	-	27,324	27,324
Fleet	-	15,840	15,840
Other	-	2,040	2,040
Total revenue	$36,457	$78,610	$115,067

Three Months Ended March 31, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$23,840	$33,281	$57,121
Government	-	21,691	21,691
Fleet	-	14,009	14,009
Other	-	2,834	2,834
Total revenue	$23,840	$71,815	$95,655

Revenue by timing of revenue recognition was as follows:

Three Months Ended March 31, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$36,457	$52,390	$88,847
Over time	-	26,220	26,220
Total revenue	$36,457	$78,610	$115,067

Three Months Ended March 31, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$23,840	$46,342	$70,182
Over time	-	25,473	25,473
Total revenue	$23,840	$71,815	$95,655

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three months ended March 31, 2025 and 2024, respectively:

Three Months Ended March 31, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$5,063	$3,479	$(2,868)	$5,674

Three Months Ended March 31, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,009	$4,823	$(2,776)	$6,056

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of March 31, 2025 or 2024. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company's municipal rebate program, and are realized with the associated revenue recognized under the contract.

The Company recognized revenue of $581 and $959 during the three months ended March 31, 2025 and 2024, respectively, which was included in contract liabilities at the beginning of each period.

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

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the three months ended March 31, 2025 and 2024:

	Balance at December 31, 2024	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at March 31, 2025
Three Months Ended March 31, 2025
Work Truck Attachments	$1,768	$100	$(8)	$(3)	$1,857
Work Truck Solutions	604	57	(2)	18	677
Total	$2,372	$157	$(10)	$15	$2,534

	Balance at December 31, 2023	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at March 31, 2024
Three Months Ended March 31, 2024
Work Truck Attachments	$1,400	$104	$-	$(1)	$1,503
Work Truck Solutions	246	75	-	69	390
Total	$1,646	$179	$-	$68	$1,893

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2025	2024
Assets:
Non-qualified benefit plan assets (a)	$10,562	$10,482
Interest rate swaps (b)	1,665	2,340
Steel hedging instrument (d)	29	-
Total Assets	$12,227	$12,822

Liabilities:
Long-term debt (c)	$149,579	$147,526
Steel hedging instrument (d)	-	54
Total Liabilities	$149,579	$147,580

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered a Level 2 input. The Company had outstanding loans of $427 and $546 against these Non-qualified benefit plan assets as of March 31, 2025 and December 31, 2024, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs.  Interest rate swaps of $1,489 and $176 at March 31, 2025 are included in Prepaid and other current assets and Other long-term assets, respectively.  Interest rate swaps of $1,712 and $628 at December 31, 2024 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)  The fair value of the Company’s long-term debt, including current maturities, approximates its carrying value. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

(d)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., market prices). Model inputs are changed only when corroborated by market data. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Steel hedging instruments of $29 and $54 at  March 31, 2025 and December 31, 2024, respectively, are included in Prepaid and other current assets and Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, respectively.

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2025	2024

Finished goods	$85,515	$67,897
Work-in-process	19,800	13,337
Truck chassis inventory	22,054	10,146
Raw material and supplies	44,103	45,654
	$171,472	$137,034

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery. At March 31, 2025 and December 31, 2024, the Company had $21,174 and $2,612, respectively, of floor plan chassis inventory and $21,174 and $2,612 of related floor plan financing obligation, respectively. Under the floor plan financing agreement, the Company recognizes revenue associated with upfitting and service installations net of the truck chassis in instances where the Company does not purchase the chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2025	2024

Land	$162	$162
Land improvements	140	140
Leasehold improvements	7,141	7,028
Buildings	2,958	2,958
Machinery and equipment	82,635	82,332
Furniture and fixtures	27,398	27,214
Mobile equipment and other	5,744	5,601
Construction-in-process	5,714	4,737
Total property, plant and equipment	131,892	130,172
Less accumulated depreciation	(91,101)	(88,861)
Property, plant and equipment, net	$40,791	$41,311

7.	Leases

The Company has operating leases for manufacturing and upfit facilities, land and parking lots, warehousing space and certain equipment. The leases have remaining lease terms of less than one year to 15 years, some of which include options to extend the leases for up to 20 years. Such renewal options were not included in the determination of the lease term unless deemed reasonably certain of exercise. The discount rate used in measuring the lease liabilities is based on the Company’s interest rate on the term loan facility under its secured Agreement. Certain of the Company’s leases contain escalating rental payments based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In September 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852 for gross proceeds of $64,150, which was reduced by transaction costs of $5,494 for net cash proceeds of approximately $58,656. The properties in the sale leaseback transaction are comprised of three facilities located in Milwaukee, Wisconsin and four additional facilities located in each of Huntley, Illinois; Manchester, Iowa; Rockland, Maine; and Madison Heights, Michigan, totaling approximately 780,000 square feet of manufacturing and upfitting space. The lease agreement has an initial term of 15 years, with two optional 10-year renewal options. The Company recognized a gain of $42,298 on this transaction, which is included in Gain on sale leaseback transaction in the Consolidated Statements of Operations and Comprehensive Income in the year ended December 31, 2024. Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $51,879 and $51,879, respectively.

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease expense	$3,269	$1,596
Short term lease cost	$123	$93
Total lease cost	$3,392	$1,689

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Cash paid for amounts included in the measurement of operating lease liabilities	$3,060	$1,639
Non-cash lease expense - right-of-use assets	$2,056	$1,364
Right-of-use assets obtained in exchange for operating lease obligations	$163	$43

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	March 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$68,271	$70,801

Other current liabilities	7,185	7,394
Operating lease liabilities	62,636	64,785
Total operating lease liabilities	$69,821	$72,179

Weighted Average Remaining Lease Term
Operating leases (in months)	151	151

Weighted Average Discount Rate
Operating leases	7.09%	7.05%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2025 (excluding the three months ended March 31, 2025)	$8,944
2026	10,637
2027	8,839
2028	7,798
2029	7,102
Thereafter	63,864
Total Lease Payments	107,184
Less: imputed interest	(37,363)
Total	$69,821

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2025
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	49,170	31,750
Patents	21,136	19,709	1,427
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,236	1,223
Amortizable intangibles, net	196,155	161,755	34,400
Total	$273,755	$161,755	$112,000

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2024
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	47,876	33,044
Patents	21,136	19,506	1,630
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,183	1,276
Amortizable intangibles, net	196,155	160,205	35,950
Total	$273,755	$160,205	$113,550

Amortization expense for intangible assets was $1,550 and $2,630 for the three months ended March 31, 2025 and 2024, respectively. Estimated amortization expense for the remainder of 2025 and each of the succeeding five years is as follows:

2025	$4,526
2026	5,450
2027	5,450
2028	5,450
2029	5,300
2030	4,566

9.	Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2025	2024

Term Loan, net of debt discount of $421 and $162 at March 31, 2025 and December 31, 2024, respectively	$149,579	$147,526
Less current maturities	7,416	-
Long-term debt before deferred financing costs	142,163	147,526
Deferred financing costs, net	1,696	847
Long-term debt, net	$140,467	$146,679

On March 26, 2025, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which amended and restated the Credit Agreement dated June 9, 2021 (as amended by Amendment No. 1, dated as of January 5, 2023, Amendment No. 2, dated as of July 11, 2023, and Amendment No. 3, dated as of January 29, 2024, the “Original Credit Agreement"). The Credit Agreement provides for a senior secured term loan to the Term Loan Borrower in the amount of $150,000 and a senior secured revolving credit facility available to the Revolving Loan Borrowers in the amount of $125,000, of which $10,000 will be available in the form of letters of credit and $15,000 will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Borrowers to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175,000, subject to specified terms and conditions. The final maturity date of the Credit Agreement is March 26, 2030. The Company applied the proceeds of the senior secured term loan facility under the Credit Agreement to refinance its existing senior secured term loan and revolving credit facilities under the Original Credit Agreement and for the payment of transaction consideration and expenses in connection with the Credit Agreement. The Company is required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on the Company's Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.000%, depending on the Company's Leverage Ratio. The Credit Agreement provides that the Company have the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) a margin ranging from 1.375% to 2.000%, depending on the Company's s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.000% per annum, depending on the Company's Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest period plus 1%. If the Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement. The Credit Agreement permits the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. The Company had outstanding loans of $427 and $546 against its corporate-owned life insurance policies as of March 31, 2025 and December 31, 2024, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Credit Agreement was issued at a $312 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $863 and revolver upfront fees of $260 are being amortized over the term of the loan. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt, which resulted in the write off of unamortized capitalized deferred financing costs of $131 as well as the write off of unamortized debt discount of $25, resulting in a loss on extinguishment of debt of $156 in the Condensed Consolidated Statement Operations and Comprehensive Loss for the three months ended March 31, 2025. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as a modification of the Company’s prior debt. The Company recorded debt modification expense of $175 related to third party fees the Condensed Consolidated Statement Operations and Comprehensive Loss for the three months ended March 31, 2025.

At March 31, 2025, the Company had outstanding borrowings under its term loan of $149,579, $12,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $112,450. At December 31, 2024, the Company had outstanding borrowings under its term loan of $147,526, $0 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $149,450. During the year ended December 31, 2024, the Company made a pre-payment of $42,000 of debt amortization principal payments under its Original Credit Agreement using a portion of the proceeds from the sale leaseback transaction, as described in Note 7.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ending March 21, 2025. As of  March 31, 2025, the Company was in compliance with the respective covenants under the Credit Agreement.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income (loss) into earnings during the three months ended March 31, 2025 and 2024 was $0 and ($291), respectively. A mark-to-market adjustment of $0 and $119 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended  March 31, 2025 and 2024, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Original Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. As of  March 31, 2025, the amount in Accumulated other comprehensive income has been fully amortized into earnings.

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

The interest rate swaps' positive fair value at March 31, 2025 was $1,665, of which $1,489 and $176 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.  The interest rate swaps' positive fair value at  December 31, 2024 was $2,340, of which $1,712 and $628 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.

On   December 17, 2024, the Company entered into a steel hedging agreement to reduce its exposure to commodity price swings. The steel hedging instrument has a notional quantity of 3,000 short tons and is effective for the period   August 1, 2025 through   December 31, 2025, which the Company expects to be slightly less than half of its exposure during the effective period. Under the steel hedge agreement, the Company will make fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's fair value at March 31, 2025 and December 31, 2024 was positive $29 and negative $54, respectively, which is included in Prepaid and other current assets and Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, respectively.

On  January 20, 2025, the Company entered into a floor plan line of credit for up to $20,000 with a financial institution that expires on  January 31, 2026. Under the floor plan agreement, the Company receives truck chassis and title for upfitting service installations. Upon upfit completion, the title transfers from the Company to the customer. The note bears interest at prime, less 0.50%.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	March 31,	December 31,
	2025	2024

Payroll and related costs	$6,059	$9,876
Employee benefits	6,725	6,391
Accrued warranty	3,467	3,379
Other	7,281	6,536
	$23,532	$26,182

11.	Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of two years after the date of purchase by the end-user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end-user.  All of the Company’s warranties are assurance-type warranties. Certain snowplows only provide for a one year warranty.  The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. The warranty reserve was $5,129 at March 31, 2025, of which $1,662 is included in Other long-term liabilities and $3,467 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $5,559 at December 31, 2024, of which $2,180 is included in Other long-term liabilities and $3,379 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2025	2024

Balance at the beginning of the period	$5,559	$6,957
Warranty provision	1,080	669
Claims paid/settlements	(1,510)	(1,403)
Balance at the end of the period	$5,129	$6,223

12.	Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company has granted certain equity awards that both participate in dividend equivalents and do not participate in dividend equivalents, the Company has calculated earnings (loss) per share pursuant to the two‑class method, which is an earnings allocation formula that determines earnings (loss) per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. All outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings (loss) per share pursuant to the two-class method. Potential common shares in the diluted earnings (loss) per share computation are excluded to the extent that they would be anti-dilutive. Weighted average of potentially dilutive non-participating RSU's were 0 and 0 in the three months ended  March 31, 2025 and 2024, respectively.

	Three Months Ended
	March 31,	March 31,
	2025	2024
Basic earnings (loss) per common share
Net income (loss)	$148	$(8,352)
Less: Distributed and undistributed earnings allocated to nonvested shares	8	-
Net income (loss) allocated to common shareholders	$140	$(8,352)
Weighted average common shares outstanding	23,121,555	23,009,369
	$0.01	$(0.37)

Diluted loss per common share
Net income (loss) allocated to common shareholders - basic	$140	$(8,352)
Add: Undistributed earnings allocated to nonvested shareholders	(161)	-
Net loss allocated to common shareholders - diluted	$(21)	$(8,352)
Weighted average common shares outstanding - basic	23,121,555	23,009,369
Dilutive effect of participating securities	-	-
Weighted average common shares outstanding - diluted	23,121,555	23,009,369
	$(0.00)	$(0.37)

13.	Employee Stock Plans

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

Equity awards issued to management under either the 2010 Plan or the 2024 Plan include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested equity awards upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant.  As the retirement provision does not qualify as a substantive service condition, the Company incurred  $158 and $314 in the three months ended March 31, 2025 and 2024, respectively, in additional expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s Nominating and Governance Committee of its Board of Directors approved a retirement provision for the RSUs issued to non-employee directors that accelerates the vesting of such awards upon retirement.  Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Performance Share Unit Awards

The Company has granted performance share units as performance-based awards under the 2010 Plan or the 2024 Plan that are subject to performance conditions over a three year performance period beginning in the year of the grant and, beginning with the 2024 grant, includes three 1-year measurement periods, as well as a vesting component based on a Total Shareholder Return ("TSR") modifier tied to the Company's relative total shareholder return in comparison to the total shareholder return of the S&P Small Cap 600 Industrials market index. The total number of shares issued pursuant to performance share units may be increased, decreased, or unchanged based on this TSR modifier.  Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the performance period. Such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. For the first tranche of the 2025 grants, a Monte Carlo simulation has been used to account for the TSR market condition in the grant date fair value of the award, which was $29.13 or $29.39 per share, depending on the grant date. For the second tranche of the 2024 grants, a Monte Carlo simulation has been used to account for the TSR market condition in the grant date fair value of the award, which was $26.16 per share.

The Company recognized $561 and ($1,069) of compensation expense related to the awards in the three months ended March 31, 2025 and 2024, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of  March 31, 2025, expected to be earned through the requisite service period was approximately $1,362 and is expected to be recognized through 2028.

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

A summary of RSU activity for the three months ended March 31, 2025 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2024	374,338	$28.02	1.74
Granted	164,573	$27.08	1.86
Vested	(143,608)	$30.64	-
Cancelled and forfeited	(456)	$27.89	-

Unvested at March 31, 2025	394,847	$26.68	1.91

Expected to vest in the future at March 31, 2025	385,100	$26.68	1.91

The Company recognized $1,589 and $1,424 of compensation expense related to the RSU awards in the three months ended  March 31, 2025 and 2024, respectively.  The unrecognized compensation expense calculated under the fair value method for shares that were, as of March 31, 2025, expected to be earned through the requisite service period was approximately $6,663 and is expected to be recognized through 2028.

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

The Company’s chief operating decision maker is its Chief Executive Officer. The chief operating decision maker assesses performance for the Work Truck Attachments and Work Truck Solutions segments and decides how to allocate resources based on Adjusted EBITDA. The chief operating decision maker uses Adjusted EBITDA to evaluate profit generated by the segments in deciding where to reinvest profits, whether it be within the segments or for other purposes such as paying dividends, repurchasing stock, or other general corporate uses. The chief operating decision maker also uses segment Adjusted EBITDA as a metric in benchmarking performance against competitors, as well as in evaluating the compensation of certain employees.

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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Net sales
Work Truck Attachments	$36,457	$23,840
Work Truck Solutions	78,610	71,815
	$115,067	$95,655
Selling, general and administrative expense
Work Truck Attachments	$12,430	$11,661
Work Truck Solutions	10,957	9,827
	$23,387	$21,488
Other segment items (1)
Work Truck Attachments	$23,700	$16,647
Work Truck Solutions	58,549	55,986
	$82,249	$72,633
Adjusted EBITDA
Work Truck Attachments	$327	$(4,468)
Work Truck Solutions	9,104	6,002
	$9,431	$1,534
Depreciation and amortization expense
Work Truck Attachments	$1,950	$3,347
Work Truck Solutions	1,873	1,998
	$3,823	$5,345
Assets
Work Truck Attachments	$364,562	$374,045
Work Truck Solutions	256,478	203,031
	$621,040	$577,076
Capital Expenditures
Work Truck Attachments	$1,095	$675
Work Truck Solutions	658	99
	$1,753	$774

Adjusted EBITDA
Work Truck Attachments	$327	$(4,468)
Work Truck Solutions	9,104	6,002
Total Adjusted EBITDA	$9,431	$1,534
Less items to reconcile Adjusted EBITDA to income (loss) before taxes:
Interest expense - net	2,384	3,524
Depreciation expense	2,273	2,715
Amortization	1,550	2,630
Stock based compensation	2,150	355
Impairment charges (2)	-	1,224
Debt modification expense	176	-
Loss on extinguishment of debt	156	-
Other charges (3)	252	1,029
Income (loss) before taxes	$490	$(9,943)

(1)	Includes cost of sales, other (income) expense, and the addback of depreciation expense, stock based compensation, impairment charges, and unrelated legal, severance, restructuring, and consulting fees for the periods presented.
(2)	Reflects impairment charges taken on certain internally developed software in the three months ended March 31, 2024.
(3)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 69.8% and 16.0% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 was impacted by discrete tax expense of $167 related to excess tax from stock compensation, and due to the low pre-tax income in the period, the rate was more significantly affected. The effective tax rate for the three months ended March 31, 2024 was impacted by discrete tax expense of $391 related to excess tax from stock compensation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Restructuring and Impairment

In  January 2024, the Company implemented the 2024 Cost Savings Program, primarily in the form of restructuring charges for headcount reductions in both the Work Truck Attachments segment and corporate functions. For the  three months ended March 31, 2024, $857 in pre-tax restructuring charges were recorded related to workforce reduction costs and other related expenses and are included in Cost of sales and Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Such costs were substantially paid as of  March 31, 2024.

In conjunction with the 2024 Cost Savings Program, impairment charges of $1,224 were recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 related to certain internally developed software at the Company's Work Truck Attachments segment representing the full capitalized value of the software. In addition, management evaluated its assets outside of the internally developed software described above and determined that there were no indicators of impairment.

18.	Recent Accounting Pronouncements

In  November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Disaggregation of Income Statement Expenses," which requires disaggregated disclosure of income statement expenses into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for annual periods beginning after  December 15, 2026. The Company is in the process of evaluating the standard's updated disclosure requirements.

In  December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which enhances disclosure around income taxes. The standard is effective for annual periods beginning after  December 15, 2024. The Company is in the process of evaluating the standard’s updated disclosure requirements.

19.	Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the three months ended March 31, 2025 are as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Loss	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Swap	Obligation	Total
Balance at December 31, 2024	$1,836	$(40)	$3,676	$5,472
Other comprehensive gain (loss) before reclassifications	(127)	61	—	(66)
Amounts reclassified from accumulated other comprehensive income: (1)	(373)	—	(12)	(385)
Balance at March 31, 2025	$1,336	$21	$3,664	$5,021

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(16)
Tax expense	4
Reclassification net of tax	$(12)

Realized gains on interest rate swaps reclassified to interest expense	$(504)
Tax expense	131
Reclassification net of tax	$(373)

Changes to accumulated other comprehensive income by component for the three months ended March 31, 2024, are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2023	$3,331	$3,025	$6,356
Other comprehensive gain before reclassifications	1,335	—	1,335
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(955)	(40)	(995)
Balance at March 31, 2024	$3,711	$2,985	$6,696

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(54)
Tax expense	14
Reclassification net of tax	$(40)

Realized gains on interest rate swaps reclassified to interest expense	$(1,290)
Tax expense	335
Reclassification net of tax	$(955)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, labor strikes, global political instability, adverse developments affecting the banking and financial services industries, pandemics and outbreaks of contagious diseases and other adverse public health developments; (iii)  increases in the price of steel or other materials, including as a result of tariffs or inflationary conditions, necessary for the production of our products that cannot be passed on to our distributors; (iv) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (v) the inability of our suppliers and OEM partners to meet our volume or quality requirements; (vi) increases in the price of fuel or freight, (vii) the effects of laws and regulations and their interpretations on our business and financial condition, including policy or regulatory changes related to climate change; (viii) a significant decline in economic conditions; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) our inability to develop new products or improve upon existing products in response to end-user needs; (xiv) losses due to lawsuits arising out of personal injuries associated with our products; (xv) factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program; (xvi) our inability to effectively manage the use of artificial intelligence; (xvii) our inability to compete effectively against competition; (xviii) our inability to successfully implement our new enterprise resource planning system at Dejana, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Business Update

 As a result of recent market volatility, enacted or potential tariffs, supply chain disruptions, labor strikes, labor shortages, inflationary pressures (including around materials, freight, labor and benefits) and other economic trends, our results of operations may be significantly impacted in future quarters. While Douglas Dynamics is primarily a domestic manufacturer and upfitter and most of our revenue is from domestic customers, we do rely on a global supply chain to source our parts and materials. We source certain materials from China and other countries where tariffs have been enacted or proposed. We may see increased materials costs as a result of these existing or future tariffs, and we may be unable to effectively offset these tariffs with price increases, which could negatively impact our profitability in future quarters. We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity. In January 2024, we implemented the 2024 Cost Savings Program, which was primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. We also reduce discretionary spending where possible and defer payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  As discussed in Note 7 and Note 9 to the Unaudited Condensed Consolidated Financial Statements, in the year ended December 31, 2024, we executed a sale leaseback transaction for gross proceeds of $64.2 million, and, using a portion of the proceeds, we paid down $42.0 million on our term loan.  In consideration of these recent macroeconomic trends and the various actions that we have taken to preserve our liquidity, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future.

Effective March 3, 2025, Mark Van Genderen was appointed the Company's President and Chief Executive Officer, at which time James Janik stepped down as Interim President and Chief Executive Officer.

Overview

The following table sets forth, for the three months ended March 31, 2025 and 2024, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2025 and 2024 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2025	2024
	(unaudited)

Net sales	$115,067	$95,655
Cost of sales	86,928	76,735
Gross profit	28,139	18,920
Selling, general, and administrative expense	23,387	21,488
Impairment charges	-	1,224
Intangibles amortization	1,550	2,630
Income (loss) from operations	3,202	(6,422)
Interest expense, net	(2,384)	(3,524)
Debt modification expense	(176)	-
Loss on extinguishment of debt	(156)	-
Other income, net	4	3
Income (loss) before taxes	490	(9,943)
Income tax expense (benefit)	342	(1,591)
Net income (loss)	$148	$(8,352)

The following table sets forth for the three months ended March 31, 2025 and 2024 the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Loss, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2025	2024
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	75.5%	80.2%
Gross profit	24.5%	19.8%
Selling, general, and administrative expense	20.3%	22.5%
Impairment charges	-%	1.3%
Intangibles amortization	1.4%	2.7%
Income (loss) from operations	2.8%	(6.7)%
Interest expense, net	(2.1)%	(3.7)%
Debt modification expense	(0.2)%	-%
Loss on extinguishment of debt	(0.1)%	-%
Other income, net	-%	-%
Income (loss) before taxes	0.4%	(10.4)%
Income tax expense (benefit)	0.3%	(1.7)%
Net income (loss)	0.1%	(8.7)%

Net Sales

Net sales were $115.1 million for the three months ended March 31, 2025 compared to $95.7 million in the three months ended March 31, 2024, an increase of $19.4 million, or 20.3%. The increase in sales for the three months ended March 31, 2025 compared to the same period in 2024 is a result of improved snowfall in our core markets leading to higher volumes in 2025, as well as strong municipal volumes. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Net sales
Work Truck Attachments	$36,457	$23,840
Work Truck Solutions	78,610	71,815
	$115,067	$95,655

Net sales at our Work Truck Attachments segment were $36.5 million for the three months ended March 31, 2025 compared to $23.8 million in the three months ended March 31, 2024, an increase of $12.7 million. The increase in sales in the three months ended March 31, 2025 was due to improved snowfall in our core markets leading to higher volumes in 2025. The most recent snow season ended March 2025 was 12% below the 10-year average, but was approximately 30% better than the prior snow season, which saw snowfall 39.0% below the 10-year average.

Net sales at our Work Truck Solutions segment were $78.6 million for the three months ended March 31, 2025 compared to $71.8 million in the three months ended March 31, 2024, an increase of $6.8 million. The increase in sales for the three months ended March 31, 2025 compared to the same period in 2024 was a result of improved municipal volumes and price increase realization.

Cost of Sales

Cost of sales was $86.9 million for the three months ended March 31, 2025 compared to $76.7 million for the three months ended March 31, 2024, an increase of $10.2 million or 13.3%. The increase in cost of sales for the three months ended March 31, 2025 compared to the same period in the prior year was driven by the higher volumes. Cost of sales as a percentage of sales were 75.5% for the three months ended March 31, 2025, compared to 80.2% for the three months ended March 31, 2024. The decrease in cost of sales as a percentage of sales in the three months ended March 31, 2025 is related to the higher volumes and product mix.

Gross Profit

Gross profit was $28.1 million for the three months ended March 31, 2025 compared to $18.9 million for the three months ended March 31, 2024, an increase of $9.2 million, or 48.7%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 19.8% for the three months ended March 31, 2024 to 24.5% for the corresponding period in 2025. The reasons for the change in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $24.9 million for the three months ended March 31, 2025 compared to $24.1 million for the three months ended March 31, 2024, an increase of $0.8 million, or 3.3%. The increase in the three months ended March 31, 2025 is related to higher stock-based compensation expense of $1.8 million, somewhat offset by lower intangibles amortization of $1.1 million related to an asset becoming fully amortized when compared to the prior year.

Impairment Charges

Impairment charges were $1.2 million in the three months ended March 31, 2024. The impairment charges in 2024 relate to certain internally developed software at our Work Truck Attachments segment and represent the full capitalized value of the software.

Debt Modification Expense

Debt modification expense was $0.2 million in the three months ended March 31, 2025. The debt modification expense in 2025 related to fees incurred in conjunction with the Company’s March 26, 2025 refinancing of its term loan and revolving credit facilities by virtue of entering into the Credit Agreement.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.2 million in the three months ended March 31, 2025. The loss on extinguishment of debt in 2025 related to fees incurred in conjunction with the Company’s March 26, 2025 refinancing of its term loan and revolving credit facilities by virtue of entering into the Credit Agreement.

Interest Expense

Interest expense was $2.4 million for the three months ended March 31, 2025, a decrease compared to the $3.5 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended March 31, 2025 was due to lower interest on our revolver of $0.7 million due to having lower revolver borrowings during the quarter compared to the prior year, as well as lower interest on our term loan of $0.5 million.

Income Taxes

The Company’s effective tax rate was 69.8% and 16.0% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 was impacted by discrete tax expense of $0.2 million related to excess tax from stock compensation, and due to the low pre-tax income in the period, the rate was more significantly affected. The effective tax rate for the three months ended March 31, 2024 was impacted by discrete tax expense of $0.4 million related to excess tax from stock compensation.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2025 was $0.1 million, compared to ($8.4) million for the corresponding period in 2024, an increase of $8.5 million. The change in net income (loss) for the three months ended March 31, 2025 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” “— Impairment Charges,”  “—Interest Expense," and “— Income Taxes.”  As a percentage of net sales, net income (loss) was 0.1% for the three months ended March 31, 2025 compared to (8.7%) for the three months ended March 31, 2024.

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

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at our discretion.

As of March 31, 2025, we had $119.7 million of total liquidity, comprised of $7.2 million in cash and cash equivalents and $112.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2024 of approximately $154.6 million, comprised of approximately $5.1 million in cash and cash equivalents and borrowing availability of approximately $149.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2024 is primarily due to the seasonality of our business. In addition, as discussed in Note 7 and Note 9 to the Unaudited Condensed Consolidated Financial Statements, in September 2024 we executed a sale leaseback transaction for gross proceeds of $64.2 million, and using a portion of the proceeds we paid down $42.0 million on our term loan. We have taken various steps to preserve liquidity. In January 2024, we implemented the 2024 Cost Savings Program, which was primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. We are also continuing to reduce discretionary spending where possible and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories at March 31, 2025, December 31, 2024 and March 31, 2024.

	As of
	March 31,	December 31,	March 31,
	2025	2024	2024
Cash and cash equivalents	$7,207	$5,119	$1,974
Accounts receivable, net	69,219	87,407	58,580
Inventories	171,472	137,034	174,768

We had cash and cash equivalents of $7.2 million at March 31, 2025 compared to cash and cash equivalents of $5.1 million and $2.0 million at December 31, 2024 and March 31, 2024, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows	2025	2024	Change	Change

Net cash used in operating activities	$(1,337)	$(21,621)	$20,284	(93.8)%
Net cash used in investing activities	(2,161)	(1,328)	(833)	62.7%
Net cash provided by financing activities	5,586	767	4,819	628.3%
Change in cash	$2,088	$(22,182)	$24,270	(109.4)%

Net cash used in operating activities decreased $20.3 million from the three months ended March 31, 2024 to the three months ended March 31, 2025. The decrease in cash used in operating activities was due to a $8.7 million increase in net income adjusted for reconciling items, and favorable changes in working capital and operating assets and liabilities of $11.6 million. The largest favorable change in working capital and operating assets and liabilities was a decrease in cash used in accounts payable related to the timing of supplier payments, somewhat offset by a decrease in cash provided by accounts receivable related to the timing of collections.

Net cash used in investing activities increased $0.8 million for the three months ended March 31, 2025 compared to the corresponding period in 2024 due to a higher level of capital expenditures.

Net cash provided financing activities increased $4.8 million for the three months ended March 31, 2025 as compared to the corresponding period in 2024. The increase in cash provided was related to having $12.0 million in revolver borrowings outstanding at March 31, 2025 and $0.0 million in revolver borrowings outstanding at December 31, 2024, compared to $55.0 million in revolver borrowings outstanding at March 31, 2024 and $47.0 million in revolver borrowings outstanding at December 31, 2023. In addition, payments of financing costs were $1.2 million higher in the three months ended March 31, 2025 compared to the same period in the prior year related to the debt refinancing that occurred on March 26, 2025. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Free Cash Flow

Free cash flow for the three months ended March 31, 2025 was ($3.5) million compared to ($22.9) million in the corresponding period in 2024, an increase of $19.4 million. The increase in free cash flow for the three months ended March 31, 2025 is primarily a result of lower cash used in operating activities of $20.3 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2025	2024

Net cash used in operating activities	$(1,337)	$(21,621)
Acquisition of property and equipment	(2,161)	(1,328)
Free cash flow	$(3,498)	$(22,949)

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, severance, restructuring charges, impairment charges, CEO transition costs, debt modification expense, loss on extinguishment of debt, and stock-based compensation. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

Adjusted EBITDA has limitations as an analytical tool. As a result, you should not consider it in isolation, or as a substitute for net income (loss), operating income (loss), cash flow provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,	March 31,
	2025	2024

Net income (loss)	$148	$(8,352)

Interest expense, net	2,384	3,524
Income tax expense (benefit)	342	(1,591)
Depreciation expense	2,273	2,715
Amortization	1,550	2,630
EBITDA	6,697	(1,074)

Stock-based compensation expense	2,150	355
Impairment charges (1)	-	1,224
Debt modification expense	176	-
Loss on extinguishment of debt	156	-
Other charges (2)	252	1,029
Adjusted EBITDA	$9,431	$1,534

(1)	Reflects impairment charges taken on certain internally developed software in the three months ended March 31, 2025.
(2)	Reflects unrelated legal, severance, restructuring, and consulting fees for the periods presented.

The following table presents Adjusted EBITDA by segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Adjusted EBITDA
Work Truck Attachments	$327	$(4,468)
Work Truck Solutions	9,104	6,002
	$9,431	$1,534

Adjusted EBITDA at our Work Truck Attachments segment was $0.3 million for the three months ended March 31, 2025 compared to ($4.5) million in the three months ended March 31, 2024, an increase of $4.8 million. The change in the three months ended March 31, 2025 from the corresponding periods in 2024 was due to improved snowfall in our core markets leading to higher volumes in 2025. The most recent snow season ended March 2025 was 12% below the 10-year average, but was approximately 30% better than the prior snow season, which had snowfall 39.0% below the 10-year average.

Adjusted EBITDA at our Work Truck Solutions segment was $9.1 million for the three months ended March 31, 2025 compared to $6.0 million in the three months ended March 31, 2024, an increase of $3.1 million. The change in the three months ended March 31, 2025 was due to improved municipal volumes and price increase realization, as well as improved efficiencies.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share (calculated on a diluted basis) represents net income (loss) and earnings (loss) per share (as defined by GAAP), excluding the impact of stock-based compensation, severance, restructuring charges, impairment charges, CEO transition costs, debt modification expense, loss on extinguishment of debt, certain charges related to unrelated legal fees and consulting fees, and adjustments on derivatives not classified as hedges, net of their income tax impact. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income (loss) for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted net income (loss) as well as a reconciliation of diluted earnings (loss) per share, the most comparable GAAP financial measure, to Adjusted diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,	March 31,
	2025	2024

Net income (loss) (GAAP)	$148	$(8,352)
Adjustments:
- Stock-based compensation	2,150	355
- Impairment charges (1)	-	1,224
- Debt modification expense	176	-
- Loss on extinguishment of debt	156	-
- Adjustments on derivative not classified as hedge (2)	-	(172)
- Other charges (3)	252	1,029
Tax effect on adjustments	(683)	(609)

Adjusted net income (loss) (non-GAAP)	$2,199	$(6,525)

Weighted average common shares outstanding assuming dilution	23,121,555	23,009,369

Adjusted earnings (loss) per common share - dilutive	$0.09	$(0.29)

GAAP diluted loss per share	$(0.00)	$(0.37)
Adjustments net of income taxes:
- Stock-based compensation	0.07	0.02
- Impairment charges (1)	-	0.04
- Debt modification expense	-	-
- Loss on extinguishment of debt	-	-
- Adjustments on derivative not classified as hedge (2)	-	(0.01)
- Other charges (3)	0.02	0.03

Adjusted diluted earnings (loss) per share (non-GAAP)	$0.09	$(0.29)

(1)	Reflects impairment charges taken on certain internally developed software in the three months ended March 31, 2025.
(2)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(3)	Reflects unrelated legal, severance, restructuring, and consulting fees for the periods presented.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended March 31, 2025, other than those described below.

Due to material changes to contractual obligations related to long term debt resulting from the refinancing of our Term Loan Credit Agreement and Revolving Credit Agreement, as discussed in Note 9, we have updated our contractual obligations related to our long term debt and related interest.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$149,579	$7,500	$15,000	$127,079	$-
Interest on long-term debt (2)	41,717	9,489	17,335	14,893	-

Total contracted cash obligations	$191,296	$16,989	$32,335	$141,972	$-

(1)	Long-term debt obligation is presented net of discount of $0.4 million at March 31, 2025.
(2)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of March 31, 2025.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the three months ended March 31, 2025 and 2024 and, although we are starting to see such inflationary pressures ease, we expect ongoing inflationary pressures and the impact of any tariffs enacted may also impact our profitability in the remainder of 2025. While we anticipate being able to cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In prior year as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of March 31, 2025, we had outstanding borrowings under our term loan of $149.6 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2025 by $0.0 million, $0.1 million, and $0.1 million, respectively.

The Company is party to interest rate swap agreements to reduce its exposure to interest rate volatility. On June 9, 2021, in conjunction with entering into the Original Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. On May 19, 2022, the Company entered into an interest rate swap agreement to further reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $125,000 effective for the period May 31, 2024 through June 9, 2026. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional details on our interest rate swap agreements.

As of March 31, 2025, we had $12.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended March 31, 2025 by $0.0 million, $0.0 million, and $0.0 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 8.5% for the three months ended March 31, 2025 compared to 12.5% for the three months ended March 31, 2024. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. If the price of steel increases, including as a result of tariffs, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

On December 17, 2024, we entered into a steel hedging agreement to reduce our exposure to commodity price swings. The steel hedging instrument has a notional quantity of 3,000 short tons and is effective for the period August 1, 2025 through December 31, 2025, which we expect to be slightly less than half of our exposure during the effective period.  Under the steel hedge agreement, we will make fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's fair value at March 31, 2025 and December 31, 2024 was positive $0.0 million and negative $0.1 million, respectively, which is included in Prepaid and other current assets and Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet, respectively.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, we completed an ERP implementation at our Dejana Truck & Utility Equipment Company, LLC subsidiary.  As a result of the implementation, we have implemented or expect to implement certain changes to our processes and procedures, which, in turn, will result in changes to our internal control over financial reporting. While we expect this implementation to either strengthen or have minimal impact to our existing internal controls, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures are finalized with the implementation.

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

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In March 2025, the Company withheld approximately 6,259 shares of the Company's common stock to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company's stockholder-approved equity incentive plan.

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

Total share repurchases under the 2022 repurchase plan for the three months ended March 31, 2025 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
1/1/2025 - 1/31/2025	-	$-	-	$44,000
2/1/2025 - 2/28/2025	-	-	-	44,000
3/1/2025 - 3/31/2025	-	-	-	44,000
Total	-	$-	-	$44,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended  March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description
10.1*#	Employment Agreement, effective February 28, 2025, among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C. and Chris Bernauer.

10.2#	Amended and Restated Employment Agreement, effective March 3, 2025, among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C. and Mark Van Genderen [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed March 3, 2025 (File No. 001-34728)].

10.3#	Amended and Restated Credit Agreement, dated as of March 26, 2025, among Douglas Dynamics, L.L.C., Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC, Douglas Dynamics, Inc., the banks and financial institutions listed therein, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A. and CIBC Bank USA, as joint lead arrangers and joint bookrunners, CIBC Bank USA, as syndication agent, and Bank of America, N.A. and BMO Harris Bank, N.A., as co-documentation agents [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed March 28, 2025 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2025, filed on May 6, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

# A management contract of compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ SARAH LAUBER
Sarah Lauber
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: May 6, 2025