Form 10-Q
period 2025-06-30
DOUGLAS DYNAMICS, INC
filed 2025-08-05
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of registrant’s common shares outstanding as of August 5, 2025 was 23,040,878.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,980	$5,119
Accounts receivable, net	141,167	87,407
Inventories	153,286	137,034
Inventories - truck chassis floor plan	20,216	2,612
Prepaid and other current assets	4,100	6,053
Total current assets	326,749	238,225
Property, plant, and equipment, net	41,703	41,311
Goodwill	113,134	113,134
Other intangible assets, net	110,450	113,550
Operating lease - right of use asset	66,420	70,801
Non-qualified benefit plan assets	11,362	10,482
Other long-term assets	1,653	2,480
Total assets	$671,471	$589,983
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$39,613	$32,319
Accrued expenses and other current liabilities	31,026	26,182
Floor plan obligations	20,216	2,612
Operating lease liability - current	7,268	7,394
Income taxes payable	7,130	1,685
Short term borrowings	42,000	—
Current portion of long-term debt	7,416	—
Total current liabilities	154,669	70,192
Retiree benefits and deferred compensation	13,515	13,616
Deferred income taxes	24,717	24,574
Long-term debt, less current portion	138,698	146,679
Operating lease liability - noncurrent	60,937	64,785
Other long-term liabilities	5,671	5,922
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,040,878 and 23,094,047 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	230	231
Additional paid-in capital	167,636	170,092
Retained earnings	100,596	88,420
Accumulated other comprehensive income, net of tax	4,802	5,472
Total stockholders’ equity	273,264	264,215
Total liabilities and stockholders’ equity	$671,471	$589,983

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)

Net sales	$194,327	$199,902	$309,394	$295,557
Cost of sales	134,031	138,599	220,959	215,334
Gross profit	60,296	61,303	88,435	80,223
Selling, general, and administrative expense	21,751	23,370	45,138	44,858
Impairment charges	—	—	—	1,224
Intangibles amortization	1,550	1,630	3,100	4,260
Income from operations	36,995	36,303	40,197	29,881
Interest expense, net	(2,973)	(4,123)	(5,357)	(7,647)
Debt modification expense	—	—	(176)	—
Loss on extinguishment of debt	—	—	(156)	—
Other income (expense), net	123	(53)	127	(50)
Income before taxes	34,145	32,127	34,635	22,184
Income tax expense	8,191	7,789	8,533	6,198
Net income	$25,954	$24,338	$26,102	$15,986
Weighted average number of common shares outstanding:
Basic	23,131,151	23,094,047	23,126,379	23,051,708
Diluted	23,674,029	23,094,047	23,668,491	23,051,708
Earnings per common share:
Basic	$1.10	$1.03	$1.10	$0.68
Diluted	$1.09	$1.02	$1.09	$0.66
Cash dividends declared and paid per share	$0.30	$0.30	$0.59	$0.59
Comprehensive income	$25,735	$23,883	$25,432	$15,871

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2025	2024
	(unaudited)

Operating activities
Net income	$26,102	$15,986
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,649	9,752
Loss on disposal of fixed assets	-	304
Amortization of deferred financing costs and debt discount	275	349
Debt modification expense	176	-
Loss on extinguishment of debt	156	-
Stock-based compensation	3,704	2,833
Adjustments on derivatives not classified as hedges	-	(287)
Provision for losses on accounts receivable	315	352
Deferred income taxes	143	(244)
Impairment charges	-	1,224
Non-cash lease expense	4,142	2,714
Changes in operating assets and liabilities:
Accounts receivable	(54,076)	(56,790)
Inventories	(16,252)	971
Prepaid assets, refundable income taxes and other assets	(958)	885
Accounts payable	7,480	(3,311)
Accrued expenses and other current liabilities	10,201	3,968
Benefit obligations, long-term liabilities and other	(1,778)	2,180
Net cash used in operating activities	(12,721)	(19,114)
Investing activities
Capital expenditures	(5,126)	(2,751)
Net cash used in investing activities	(5,126)	(2,751)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(161)	-
Repurchase of common stock	(6,000)	-
Payments on life insurance policy loans	(119)	(204)
Payments of financing costs	(293)	(279)
Dividends paid	(13,926)	(13,612)
Net revolver borrowings	42,000	16,000
Borrowings on long-term debt	148,770	-
Repayment of long-term debt	(149,563)	-
Net cash provided by financing activities	20,708	1,905
Change in cash and cash equivalents	2,861	(19,960)
Cash and cash equivalents at beginning of period	5,119	24,156
Cash and cash equivalents at end of period	$7,980	$4,196

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$19,249	$5,488

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended June 30, 2025
Balance at March 31, 2025	23,209,426	$232	$172,080	$81,552	$5,021	$258,885
Net income	—	—	—	25,954	—	25,954
Dividends paid	—	—	—	(6,910)	—	(6,910)
Adjustment for postretirement benefit liability, net of tax of $4	—	—	—	—	(12)	(12)
Adjustment for interest rate swap, net of tax of $85	—	—	—	—	(242)	(242)
Adjustment for steel hedging instrument, net of tax of ($12)	—	—	—	—	35	35
Repurchase of common stock	(210,059)	(2)	(5,998)	—	—	(6,000)
Stock based compensation	41,511	—	1,554	—	—	1,554
Balance at June 30, 2025	23,040,878	$230	$167,636	$100,596	$4,802	$273,264

Six Months Ended June 30, 2025
Balance at December 31, 2024	23,094,047	$231	$170,092	$88,420	$5,472	264,215
Net income	—	—	—	26,102	—	26,102
Dividends paid	—	—	—	(13,926)	—	(13,926)
Adjustment for pension and postretirement benefit liability, net of tax of $8	—	—	—	—	(24)	(24)
Adjustment for interest rate swap, net of tax of $261	—	—	—	—	(742)	(742)
Adjustment for steel hedging instrument, net of tax of ($34)	—	—	—	—	96	96
Shares withheld on restricted stock vesting	—	—	(161)	—	—	(161)
Repurchase of common stock	(210,059)	(2)	(5,998)	—	—	(6,000)
Stock based compensation	156,890	1	3,703	—	—	3,704
Balance at June 30, 2025	23,040,878	$230	$167,636	$100,596	$4,802	$273,264

Three Months Ended June 30, 2024
Balance at March 31, 2024	23,094,047	$231	$165,587	$44,644	$6,696	$217,158
Net income	—	—	—	24,338	—	24,338
Dividends paid	—	—	—	(6,862)	—	(6,862)
Adjustment for pension and postretirement benefit liability, net of tax of $14	—	—	—	—	(40)	(40)
Adjustment for interest rate swap, net of tax of $146	—	—	—	—	(415)	(415)
Stock based compensation	—	—	2,478	—	—	2,478
Balance at June 30, 2024	23,094,047	$231	$168,065	$62,120	$6,241	$236,657

Six Months Ended June 30, 2024
Balance at December 31, 2023	22,983,965	$230	$165,233	$59,746	$6,356	$231,565
Net income	—	—	—	15,986	—	15,986
Dividends paid	—	—	—	(13,612)	—	(13,612)
Adjustment for pension and postretirement benefit liability, net of tax of $28	—	—	—	—	(80)	(80)
Adjustment for interest rate swap, net of tax of $13	—	—	—	—	(35)	(35)
Stock based compensation	110,082	1	2,832	—	—	2,833
Balance at June 30, 2024	23,094,047	$231	$168,065	$62,120	$6,241	$236,657

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

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. See Note 15 to the Unaudited Condensed Consolidated Financial Statements for a description of and financial information regarding these segments.

 Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, have been prepared by the Company and have not been audited.

2.	Revenue Recognition

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

Revenue by customer type was as follows:

Three Months Ended June 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$108,114	$33,413	$141,527
Government	-	30,771	30,771
Fleet	-	19,626	19,626
Other	-	2,403	2,403
Total revenue	$108,114	$86,213	$194,327

Three Months Ended June 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$118,137	$44,373	$162,510
Government	-	19,097	19,097
Fleet	-	17,110	17,110
Other	-	1,185	1,185
Total revenue	$118,137	$81,765	$199,902

Six Months Ended June 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$144,571	$66,819	$211,390
Government	-	58,095	58,095
Fleet	-	35,466	35,466
Other	-	4,443	4,443
Total revenue	$144,571	$164,823	$309,394

Six Months Ended June 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$141,977	$77,654	$219,631
Government	-	40,788	40,788
Fleet	-	31,119	31,119
Other	-	4,019	4,019
Total revenue	$141,977	$153,580	$295,557

Revenue by timing of revenue recognition was as follows:

Three Months Ended June 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$108,114	$58,341	$166,455
Over time	-	27,872	27,872
Total revenue	$108,114	$86,213	$194,327

Three Months Ended June 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$118,137	$51,454	$169,591
Over time	-	30,311	30,311
Total revenue	$118,137	$81,765	$199,902

Six Months Ended June 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$144,571	$110,731	$255,302
Over time	-	54,092	54,092
Total revenue	$144,571	$164,823	$309,394

Six Months Ended June 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$141,977	$97,796	$239,773
Over time	-	55,784	55,784
Total revenue	$141,977	$153,580	$295,557

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and six months ended June 30, 2025 and 2024, respectively:

Three Months Ended June 30, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$5,674	$11,934	$(4,689)	$12,919

Three Months Ended June 30, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$6,056	$9,746	$(4,238)	$11,564

Six Months Ended June 30, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$5,063	$15,413	$(7,557)	$12,919

Six Months Ended June 30, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,009	$14,569	$(7,014)	$11,564

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of June 30, 2025 or 2024. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company's municipal rebate program, and are realized with the associated revenue recognized under the contract. Contract liabilities related to payments received in advance of performance under the contract are included in Accounts Payable on the Condensed Consolidated Balance Sheets.

The Company recognized revenue of $1,846 and $1,224 during the three months ended June 30, 2025 and 2024, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $2,427 and $2,183 during the six months ended June 30, 2025 and 2024, respectively, which was included in contract liabilities at the beginning of each period.

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

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the six months ended June 30, 2025 and 2024:

	Balance at December 31, 2024	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at June 30, 2025
Six Months Ended June 30, 2025
Work Truck Attachments	$1,768	$200	$(8)	$(3)	$1,957
Work Truck Solutions	604	115	(2)	18	735
Total	$2,372	$315	$(10)	$15	$2,692

	Balance at December 31, 2023	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at June 30, 2024
Six Months Ended June 30, 2024
Work Truck Attachments	$1,400	$204	$-	$(1)	$1,603
Work Truck Solutions	246	148	-	73	467
Total	$1,646	$352	$-	$72	$2,070

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2025	2024
Assets:
Non-qualified benefit plan assets (a)	$11,362	$10,482
Interest rate swaps (b)	1,337	2,340
Steel hedging instrument (d)	76	-
Total Assets	$12,775	$12,822

Liabilities:
Long-term debt (c)	$147,725	$147,526
Steel hedging instrument (d)	-	54
Total Liabilities	$147,725	$147,580

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered a Level 2 input. The Company had outstanding loans of $427 and $546 against these Non-qualified benefit plan assets as of June 30, 2025 and December 31, 2024, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively.

(b) Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $1,337 at June 30, 2025 are included in Prepaid and other current assets.  Interest rate swaps of $1,712 and $628 at December 31, 2024 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)  The fair value of the Company’s long-term debt, including current maturities, approximates its carrying value. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

(d)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., market prices). Model inputs are changed only when corroborated by market data. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Steel hedging instruments of positive $76 and negative $54 at  June 30, 2025 and December 31, 2024, respectively, are included in Prepaid and other current assets and Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, respectively.

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2025	2024

Finished goods	$68,877	$67,897
Work-in-process	19,183	13,337
Truck chassis inventory	21,839	10,146
Raw material and supplies	43,387	45,654
	$153,286	$137,034

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery. At June 30, 2025 and December 31, 2024, the Company had $20,216 and $2,612, respectively, of floor plan chassis inventory and $20,216 and $2,612 of related floor plan financing obligation, respectively. Under the floor plan financing agreement, the Company recognizes revenue associated with upfitting and service installations net of the truck chassis in instances where the Company does not purchase the chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2025	2024

Land	$162	$162
Land improvements	140	140
Leasehold improvements	7,641	7,028
Buildings	2,958	2,958
Machinery and equipment	82,952	82,332
Furniture and fixtures	27,805	27,214
Mobile equipment and other	5,741	5,601
Construction-in-process	7,678	4,737
Total property, plant and equipment	135,077	130,172
Less accumulated depreciation	(93,374)	(88,861)
Property, plant and equipment, net	$41,703	$41,311

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Operating lease expense	$3,274	$6,543	$1,581	$3,177
Short term lease cost	$156	$279	$60	$153
Total lease cost	$3,430	$6,822	$1,641	$3,330

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Cash paid for amounts included in the measurement of operating lease liabilities	$6,104	$3,277
Non-cash lease expense - right-of-use assets	$4,142	$2,714
Right-of-use assets obtained in exchange for operating lease obligations	$397	$1,903

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	June 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$66,420	$70,801

Other current liabilities	7,268	7,394
Operating lease liabilities	60,937	64,785
Total operating lease liabilities	$68,205	$72,179

Weighted Average Remaining Lease Term
Operating leases (in months)	149	151

Weighted Average Discount Rate
Operating leases	7.10%	7.05%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2025 (excluding the six months ended June 30, 2025)	$5,972
2026	10,759
2027	8,891
2028	7,800
2029	7,103
Thereafter	63,864
Total Lease Payments	104,389
Less: imputed interest	(36,184)
Total	$68,205

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2025
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	50,462	30,458
Patents	21,136	19,911	1,225
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,292	1,167
Amortizable intangibles, net	196,155	163,305	32,850
Total	$273,755	$163,305	$110,450

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2024
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	47,876	33,044
Patents	21,136	19,506	1,630
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,183	1,276
Amortizable intangibles, net	196,155	160,205	35,950
Total	$273,755	$160,205	$113,550

Amortization expense for intangible assets was $1,550 and $1,630 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $3,100 and $4,260 for the six months ended June 30, 2025 and 2024, respectively. Estimated amortization expense for the remainder of 2025 and each of the succeeding five years is as follows:

2025	$2,976
2026	5,450
2027	5,450
2028	5,450
2029	5,300
2030	4,566

9.	Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2025	2024

Term Loan, net of debt discount of $400 and $162 at June 30, 2025 and December 31, 2024, respectively	$147,725	$147,526
Less current maturities	7,416	-
Long-term debt before deferred financing costs	140,309	147,526
Deferred financing costs, net	1,611	847
Long-term debt, net	$138,698	$146,679

On March 26, 2025, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which amended and restated the Credit Agreement dated June 9, 2021 (as amended by Amendment No. 1, dated as of January 5, 2023, Amendment No. 2, dated as of July 11, 2023, and Amendment No. 3, dated as of January 29, 2024, the “Original Credit Agreement"). The Credit Agreement provides for a senior secured term loan to the Term Loan Borrower in the amount of $150,000 and a senior secured revolving credit facility available to the Revolving Loan Borrowers in the amount of $125,000, of which $10,000 will be available in the form of letters of credit and $15,000 will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Borrowers to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175,000, subject to specified terms and conditions. The final maturity date of the Credit Agreement is March 26, 2030. The Company applied the proceeds of the senior secured term loan facility under the Credit Agreement to refinance its existing senior secured term loan and revolving credit facilities under the Original Credit Agreement and for the payment of transaction consideration and expenses in connection with the Credit Agreement. The Company is required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on the Company's Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.000%, depending on the Company's Leverage Ratio. The Credit Agreement provides that the Company have the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) a margin ranging from 1.375% to 2.000%, depending on the Company's s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.000% per annum, depending on the Company's Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest period plus 1%. If the Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement. The Credit Agreement permits the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. The Company had outstanding loans of $427 and $546 against its corporate-owned life insurance policies as of June 30, 2025 and December 31, 2024, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Credit Agreement was issued at a $312 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $863 and revolver upfront fees of $260 are being amortized over the term of the loan. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt, which resulted in the write off of unamortized capitalized deferred financing costs of $131 as well as the write off of unamortized debt discount of $25, resulting in a loss on extinguishment of debt of $156 in the Condensed Consolidated Statement Operations and Comprehensive Income for the six months ended June 30, 2025. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as a modification of the Company’s prior debt. The Company recorded debt modification expense of $176 related to third party fees in the Condensed Consolidated Statement Operations and Comprehensive Income for the six months ended June 30, 2025.

At June 30, 2025, the Company had outstanding borrowings under its term loan of $147,725, $42,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $82,450. At December 31, 2024, the Company had outstanding borrowings under its term loan of $147,526, $0 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $149,450. During the year ended December 31, 2024, the Company made a pre-payment of $42,000 of debt amortization principal payments under its Original Credit Agreement using a portion of the proceeds from the sale leaseback transaction, as described in Note 7.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ended  March 31, 2025. As of  June 30, 2025, the Company was in compliance with the respective covenants under the Credit Agreement.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income into earnings during the three months ended June 30, 2025 and 2024 was $0 and ($194), respectively. The amount amortized from Accumulated other comprehensive income into earnings during the six months ended June 30, 2025 and 2024 was $0 and ($485), respectively. A mark-to-market adjustment of $0 and $79 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended  June 30, 2025 and 2024, respectively, related to the swap. A mark-to-market adjustment of $0 and $198 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended  June 30, 2025 and 2024, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Original Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. As of  June 30, 2025, the amount in Accumulated other comprehensive income has been fully amortized into earnings.

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

The interest rate swaps' positive fair value at June 30, 2025 was $1,337, and is included in Prepaid and other current assets on the Condensed Consolidated Balance Sheet.  The interest rate swaps' positive fair value at  December 31, 2024 was $2,340, of which $1,712 and $628 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.

On   December 17, 2024, the Company entered into a steel hedging agreement to reduce its exposure to commodity price swings. The steel hedging instrument has a notional quantity of 3,000 short tons and is effective for the period   August 1, 2025 through   December 31, 2025, which the Company expects to be slightly less than half of its exposure during the effective period. Under the steel hedge agreement, the Company will make fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's fair value at June 30, 2025 and December 31, 2024 was positive $76 and negative $54, respectively, which is included in Prepaid and other current assets and Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, respectively.

On  January 20, 2025, the Company entered into a floor plan line of credit for up to $20,000 with a financial institution that expires on  January 31, 2026. Under the floor plan agreement, the Company receives truck chassis and title for upfitting service installations. Upon upfit completion, the title transfers from the Company to the customer. The note bears interest at prime, less 0.50%.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	June 30,	December 31,
	2025	2024

Payroll and related costs	$9,555	$9,876
Employee benefits	7,132	6,391
Accrued warranty	3,735	3,379
Other	10,604	6,536
	$31,026	$26,182

11.	Warranty Liability

The warranty reserve was $5,699 at June 30, 2025, of which $1,964 is included in Other long-term liabilities and $3,735 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $5,559 at December 31, 2024, of which $2,180 is included in Other long-term liabilities and $3,379 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Balance at the beginning of the period	$5,129	$6,223	$5,559	$6,957
Warranty provision	1,003	1,003	2,083	1,672
Claims paid/settlements	(433)	(545)	(1,943)	(1,948)
Balance at the end of the period	$5,699	$6,681	$5,699	$6,681

12.	Earnings per Share

The amounts used in computing earnings per share and the weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Basic earnings per common share
Net income	$25,954	$24,338	$26,102	$15,986
Less: Distributed and undistributed earnings allocated to nonvested shares	592	639	599	398
Net income allocated to common shareholders	$25,362	$23,699	$25,503	$15,588
Weighted average common shares outstanding	23,131,151	23,094,047	23,126,379	23,051,708
	$1.10	$1.03	$1.10	$0.68

Diluted earnings per common share
Net income allocated to common shareholders - basic	$25,362	$23,699	$25,503	$15,588
Add: Undistributed earnings allocated to nonvested shareholders	436	-	278	-
Net income allocated to common shareholders - diluted	$25,798	$23,699	$25,781	$15,588
Weighted average common shares outstanding - basic	23,131,151	23,094,047	23,126,379	23,051,708
Dilutive effect of participating securities	542,878	-	542,112	-
Weighted average common shares outstanding - diluted	23,674,029	23,094,047	23,668,491	23,051,708
	$1.09	$1.02	$1.09	$0.66

13.	Employee Stock Plans

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the Company's employee stock plans is included in the Company's 2024 Annual Report on Form 10-K.

The Company incurred $530 and $2,143 in the three months ended June 30, 2025 and 2024, respectively, in additional expense for employees who meet the thresholds of the stock plan's retirement provision. The Company incurred $688 and $2,457 in the six months ended June 30, 2025 and 2024, respectively, in additional expense for employees who meet the thresholds of the stock plan's retirement provision.

The Company recognized $224 and ($323) of compensation expense related to performance share unit awards in the three months ended June 30, 2025 and 2024, respectively. The Company recognized $785 and ($1,392) of compensation expense related to the performance share unit awards in the six months ended June 30, 2025 and 2024, respectively. The unrecognized compensation expense calculated under the fair value method for performance share units that were, as of  June 30, 2025, expected to be earned through the requisite service period was approximately $1,070 and is expected to be recognized through 2028. For the first tranche of the 2025 performance share grants, a Monte Carlo simulation has been used to account for the Total Shareholder Return ("TSR") market condition in the grant date fair value of the award, which was $29.13 or $29.39 per share, depending on the grant date. For the second tranche of the 2024 performance share grants, a Monte Carlo simulation has been used to account for the TSR market condition in the grant date fair value of the award, which was $26.16 per share.

A summary of restricted stock unit activity for the six months ended June 30, 2025 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2024	374,338	$28.02	1.74
Granted	180,845	$27.27	2.03
Vested	(185,119)	$29.46	-
Cancelled and forfeited	(5,206)	$27.00	-

Unvested at June 30, 2025	364,858	$26.94	1.86

Expected to vest in the future at June 30, 2025	354,368	$26.94	1.86

The Company recognized $1,330 and $2,801 of compensation expense related to the restricted stock unit awards in the three months ended  June 30, 2025 and 2024, respectively.  The Company recognized $2,919 and $4,225 of compensation expense related to the restricted stock unit awards in the six months ended  June 30, 2025 and 2024, respectively. The unrecognized compensation expense calculated under the fair value method for restricted shares that were, as of June 30, 2025, expected to be earned through the requisite service period was approximately $5,681 and is expected to be recognized through 2028.

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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net sales
Work Truck Attachments	$108,114	$118,137	$144,571	$141,977
Work Truck Solutions	86,213	81,765	164,823	153,580
	$194,327	$199,902	$309,394	$295,557
Selling, general and administrative expense
Work Truck Attachments	$11,412	$13,529	$23,842	$25,191
Work Truck Solutions	10,339	9,841	21,296	19,667
	$21,751	$23,370	$45,138	$44,858
Other segment items (1)
Work Truck Attachments	$65,132	$68,816	$88,832	$85,462
Work Truck Solutions	64,827	64,021	123,376	120,008
	$129,959	$132,837	$212,208	$205,470
Adjusted EBITDA
Work Truck Attachments	$31,570	$35,792	$31,897	$31,324
Work Truck Solutions	11,047	7,903	20,151	13,905
	$42,617	$43,695	$52,048	$45,229
Depreciation and amortization expense
Work Truck Attachments	$1,919	$2,363	$3,869	$5,710
Work Truck Solutions	1,907	2,044	3,780	4,042
	$3,826	$4,407	$7,649	$9,752
Assets
Work Truck Attachments	$409,235	$413,752
Work Truck Solutions	262,236	203,215
	$671,471	$616,967
Capital Expenditures
Work Truck Attachments	$2,121	$459	$3,216	$1,134
Work Truck Solutions	1,064	1,212	1,722	1,311
	$3,185	$1,671	$4,938	$2,445

Adjusted EBITDA
Work Truck Attachments	$31,570	$35,792	$31,897	$31,324
Work Truck Solutions	11,047	7,903	20,151	13,905
Total Adjusted EBITDA	$42,617	$43,695	$52,048	$45,229
Less items to reconcile Adjusted EBITDA to income before taxes:
Interest expense - net	2,973	4,123	5,357	7,647
Depreciation expense	2,276	2,777	4,549	5,492
Amortization	1,550	1,630	3,100	4,260
Stock based compensation	1,554	2,478	3,704	2,833
Impairment charges (2)	-	-	-	1,224
Debt modification expense	-	-	176	-
Loss on extinguishment of debt	-	-	156	-
Other charges (3)	119	560	371	1,589
Income before taxes	$34,145	$32,127	$34,635	$22,184

(1)	Includes cost of sales, other (income) expense, and the addback of depreciation expense, stock based compensation, impairment charges, and unrelated legal, severance, restructuring, and consulting fees, and write downs of property, plant and equipment for the periods presented.
(2)	Reflects impairment charges taken on certain internally developed software in the six months ended June 30, 2024.
(3)	Reflects unrelated legal, severance, restructuring and consulting fees, and write downs of property, plant and equipment for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 24.0% and 24.2% for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was 24.6% and 27.9% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three and six months ended June 30, 2025 was lower than the same periods in 2024 due to the establishment of reserves for uncertain tax positions of $888 in the prior year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Restructuring and Impairment

In  January 2024, the Company implemented the 2024 Cost Savings Program, primarily in the form of restructuring charges for headcount reductions in both the Work Truck Attachments segment and corporate functions. For the three and six months ended June 30, 2024, $545 and $1,402 in pre-tax restructuring charges were recorded, respectively, related to workforce reduction costs and other related expenses and are included in Cost of sales and Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company's restructuring expenses comprise of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024

Severance and employee costs	$-	$857
Write down of property, plant and equipment	333	333
Legal, consulting and other costs	212	212
Total	$545	$1,402

The following table summarizes the changes in the Company's accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Such costs were substantially all paid as of June 30, 2024.

Balance at December 31, 2023	$-
Restructuring charges	1,069
Payments	(1,069)
Balance at June 30, 2024	$-

In conjunction with the 2024 Cost Savings Program, impairment charges of $1,224 were recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six  months ended June 30, 2024 related to certain internally developed software at the Company's Work Truck Attachments segment representing the full capitalized value of the software. In addition, management evaluated its assets outside of the internally developed software described above and determined that there were no indicators of impairment.

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

19.	Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the six months ended June 30, 2025 are as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Gain (Loss)	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Swap	Obligation	Total
Balance at December 31, 2024	$1,836	$(40)	$3,676	$5,472
Other comprehensive gain (loss) before reclassifications	(1,491)	96	—	(1,395)
Amounts reclassified from accumulated other comprehensive income: (1)	749	—	(24)	725
Balance at June 30, 2025	$1,094	$56	$3,652	$4,802

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(32)
Tax expense	8
Reclassification net of tax	$(24)

Realized gains on interest rate swaps reclassified to interest expense	$(1,012)
Tax expense	263
Reclassification net of tax	$(749)

Changes to accumulated other comprehensive income by component for the six months ended June 30, 2024, are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2023	$3,331	$3,025	$6,356
Other comprehensive gain before reclassifications	1,764	—	1,764
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(1,799)	(80)	(1,879)
Balance at June 30, 2024	$3,296	$2,945	$6,241

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(108)
Tax expense	28
Reclassification net of tax	$(80)

Realized gains on interest rate swaps reclassified to interest expense	$(2,431)
Tax expense	632
Reclassification net of tax	$(1,799)

20.	Stockholders' Equity

On February 16, 2022, the Company's Board of Directors authorized the purchase of up to $50,000 in shares of common stock at market value (the “2022 repurchase plan”). This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. Shares repurchased under the 2022 repurchase plan are retired. The Company repurchased approximately $6,000 in shares during the three and six months ended June 30, 2025. As of June 30, 2025, the Company had $38,000 remaining under authorization to purchase.

21.	Subsequent Events

Subsequent to the end of the second quarter of 2025, on July 4, 2025, a budget reconciliation bill, also known as the One Big Beautiful Bill Act ("OBBBA"), was signed into law.  OBBBA amends U.S. tax law including provisions related to bonus depreciation, research and development and foreign derived intangible income. The Company is in the process of evaluating the impacts of OBBBA on its condensed consolidated financial statements, but does not currently expect its provisions to have a material impact on the Company's effective tax rate for 2025.

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

Overview

The following table sets forth, for the three and six months ended June 30, 2025 and 2024, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2025 and 2024 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)

Net sales	$194,327	$199,902	$309,394	$295,557
Cost of sales	134,031	138,599	220,959	215,334
Gross profit	60,296	61,303	88,435	80,223
Selling, general, and administrative expense	21,751	23,370	45,138	44,858
Impairment charges	-	-	-	1,224
Intangibles amortization	1,550	1,630	3,100	4,260
Income from operations	36,995	36,303	40,197	29,881
Interest expense, net	(2,973)	(4,123)	(5,357)	(7,647)
Debt modification expense	-	-	(176)	-
Loss on extinguishment of debt	-	-	(156)	-
Other income (expense), net	123	(53)	127	(50)
Income before taxes	34,145	32,127	34,635	22,184
Income tax expense	8,191	7,789	8,533	6,198
Net income	$25,954	$24,338	$26,102	$15,986

The following table sets forth for the three and six months ended June 30, 2025 and 2024 the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0%	69.3%	71.4%	72.9%
Gross profit	31.0%	30.7%	28.6%	27.1%
Selling, general, and administrative expense	11.2%	11.7%	14.6%	15.2%
Impairment charges	-%	-%	-%	0.4%
Intangibles amortization	0.8%	0.8%	1.0%	1.4%
Income from operations	19.0%	18.2%	13.0%	10.1%
Interest expense, net	(1.5)%	(2.1)%	(1.7)%	(2.6)%
Debt modification expense	-%	-%	(0.1)%	-%
Loss on extinguishment of debt	-%	-%	(0.1)%	-%
Other income (expense), net	0.1%	-%	0.0%	-%
Income before taxes	17.6%	16.1%	11.1%	7.5%
Income tax expense	4.2%	3.9%	2.7%	2.1%
Net income	13.4%	12.2%	8.4%	5.4%

Net Sales

Net sales were $194.3 million for the three months ended June 30, 2025 compared to $199.9 million in the three months ended June 30, 2024, a decrease of $5.6 million, or 2.8%. Net sales were $309.4 million for the six months ended June 30, 2025 compared to $295.6 million in the six months ended June 30, 2024, an increase of $13.8 million, or 4.7%. The decrease in sales for the three months ended June 30, 2025 compared to the same period in 2024 is a result of lower volumes related to the timing of preseason shipments in our Attachments business between the second and third quarters, somewhat offset by price increase realization and strong municipal volumes at Solutions. The increase in sales for the six months ended June 30, 2025 compared to the same period in 2024 is a result of improved snowfall in our core markets leading to higher Attachments volumes in the first quarter of  2025, as well as price increase realization and strong municipal volumes at Solutions. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net sales
Work Truck Attachments	$108,114	$118,137	$144,571	$141,977
Work Truck Solutions	86,213	81,765	164,823	153,580
	$194,327	$199,902	$309,394	$295,557

Net sales at our Work Truck Attachments segment were $108.1 million for the three months ended June 30, 2025 compared to $118.1 million in the three months ended June 30, 2024, a decrease of $10.0 million. Net sales at our Work Truck Attachments segment were $144.6 million for the six months ended June 30, 2025 compared to $142.0 million in the six months ended June 30, 2024, an increase of $2.6 million. The decrease in sales in the three months ended June 30, 2025 was due to lower volumes related to the timing of preseason shipments between the second and third quarters. The increase in sales in the six months ended June 30, 2025 is related to improved snowfall in our core markets leading to higher volumes in the first quarter of 2025.  The most recent snow season ended March 2025 was 12% below the 10-year average, but was approximately 30% better than the prior snow season, which saw snowfall 39.0% below the 10-year average.

Net sales at our Work Truck Solutions segment were $86.2 million for the three months ended June 30, 2025 compared to $81.8 million in the three months ended June 30, 2024, an increase of $4.4 million. Net sales at our Work Truck Solutions segment were $164.8 million for the six months ended June 30, 2025 compared to $153.6 million in the six months ended June 30, 2024, an increase of $11.2 million. The increase in sales for the three and six months ended June 30, 2025 compared to the same periods in 2024 was a result of price increase realization and improved municipal volumes, somewhat offset by lower commercial volumes.

Cost of Sales

Cost of sales was $134.0 million for the three months ended June 30, 2025 compared to $138.6 million for the three months ended June 30, 2024, a decrease of $4.6 million or 3.3%. Cost of sales was $221.0 million for the six months ended June 30, 2025 compared to $215.3 million for the six months ended June 30, 2024, an increase of $5.7 million or 2.6%. The decrease in cost of sales for the three months ended June 30, 2025 compared to the same period in the prior year was driven by the lower volumes. The increase in cost of sales for the six months ended June 30, 2025 compared to the same period in the prior year was driven by the higher volumes. Cost of sales as a percentage of sales were 69.0% and 71.4% for the three and  six months ended June 30, 2025, respectively, compared to 69.3% and 72.9% for the three and  six months ended June 30, 2024, respectively. The decrease in cost of sales as a percentage of sales in the three months ended June 30, 2025 is related to efficiencies and product mix.  The decrease in cost of sales as a percentage of sales in the six months ended June 30, 2025 is related to the higher volumes, efficiencies and product mix.

Gross Profit

Gross profit was $60.3 million for the three months ended June 30, 2025 compared to $61.3 million for the three months ended June 30, 2024, a decrease of $1.0 million, or 1.6%. Gross profit was $88.4 million for the six months ended June 30, 2025 compared to $80.2 million for the six months ended June 30, 2024, an increase of $8.2 million, or 10.2%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 30.7% for the three months ended June 30, 2024 to 31.0% for the corresponding period in 2025.  As a percentage of net sales, gross profit increased from 27.1% for the six months ended June 30, 2024 to 28.6% for the corresponding period in 2025. The reasons for the changes in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $23.3 million for the three months ended June 30, 2025 compared to $25.0 million for the three months ended June 30, 2024, a decrease of $1.7 million, or 6.8%. Selling, general and administrative expenses, including intangibles amortization, were $48.2 million for the six months ended June 30, 2025 compared to $49.1 million for the six months ended June 30, 2024, a decrease of $0.9 million, or 1.8%. The decrease in the three months ended June 30, 2025  is related to lower stock-based compensation expense of $0.9 million and lower employee benefits costs of $0.8 million. The decrease in the six months ended June 30, 2025 is related to lower intangibles amortization of $1.2 million related to an asset becoming fully amortized when compared to the prior year and lower employee benefits costs of $0.9 million, somewhat offset by higher stock-based compensation expense of $0.9 million and higher incentive-based compensation of $0.5 million.

Impairment Charges

Impairment charges were $1.2 million in the six months ended June 30, 2024. The impairment charges in 2024 relate to certain internally developed software at our Work Truck Attachments segment and represent the full capitalized value of the software.

Debt Modification Expense

Debt modification expense was $0.2 million in the six months ended June 30, 2025. The debt modification expense in 2025 related to fees incurred in conjunction with the Company’s March 26, 2025 refinancing of its term loan and revolving credit facilities by virtue of entering into the Credit Agreement.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.2 million in the six months ended June 30, 2025. The loss on extinguishment of debt in 2025 related to fees incurred in conjunction with the Company’s March 26, 2025 refinancing of its term loan and revolving credit facilities by virtue of entering into the Credit Agreement.

Interest Expense

Interest expense was $3.0 million for the three months ended June 30, 2025, a decrease compared to the $4.1 million incurred in the same period in the prior year. Interest expense was $5.4 million for the six months ended June 30, 2025, a decrease compared to the $7.6 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended June 30, 2025 was due to lower interest on our revolver of $0.7 million due to having lower revolver borrowings during the quarter compared to the prior year, as well as lower interest on our term loan of $0.7 million, somewhat offset by higher floor plan interest of $0.4 million. The decrease in interest expense for the six months ended June 30, 2025 was due to lower interest on our revolver of $1.4 million due to having lower revolver borrowings compared to the prior year, as well as lower interest on our term loan of $1.2 million, somewhat offset by higher floor plan interest of $0.4 million.

Income Taxes

The Company’s effective tax rate was 24.0% and 24.2% for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was 24.6% and 27.9% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three and six months ended June 30, 2025 was lower than the same periods in 2024 due to the establishment of reserves for uncertain tax positions of $0.9 million in the prior year.

Net Income

Net income for the three months ended June 30, 2025 was $26.0 million, compared to $24.3 million for the corresponding period in 2024, an increase of $1.7 million. Net income for the six months ended June 30, 2025 was $26.1 million, compared to $16.0 million for the corresponding period in 2024, an increase of $10.1 million. The change in net income for the three and six months ended June 30, 2025 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” “— Impairment Charges,” “— Debt Modification Expense,” “— Loss on Extinguishment of Debt,” “—Interest Expense," and “— Income Taxes.”  As a percentage of net sales, net income was 13.4% for the three months ended June 30, 2025 compared to 12.2% for the three months ended June 30, 2024. As a percentage of net sales, net income was 8.4% for the six months ended June 30, 2025 compared to 5.4% for the six months ended June 30, 2024.

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

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at our discretion. We repurchased approximately $6.0 million in shares during the three and six months ended June 30, 2025.

As of June 30, 2025, we had $90.5 million of total liquidity, comprised of $8.0 million in cash and cash equivalents and $82.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2024 of approximately $154.6 million, comprised of approximately $5.1 million in cash and cash equivalents and borrowing availability of approximately $149.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2024 is primarily due to the seasonality of our business. In addition, as discussed in Note 7 and Note 9 to the Unaudited Condensed Consolidated Financial Statements, in September 2024 we executed a sale leaseback transaction for gross proceeds of $64.2 million, and using a portion of the proceeds we paid down $42.0 million on our term loan. We have taken various steps to preserve liquidity. In January 2024, we implemented the 2024 Cost Savings Program, which was primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. We are also continuing to reduce discretionary spending where possible and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories at June 30, 2025, December 31, 2024 and June 30, 2024.

	As of
	June 30,	December 31,	June 30,
	2025	2024	2024
Cash and cash equivalents	$7,980	$5,119	$4,196
Accounts receivable, net	141,167	87,407	140,198
Inventories	153,286	137,034	139,419

We had cash and cash equivalents of $8.0 million at June 30, 2025 compared to cash and cash equivalents of $5.1 million and $4.2 million at December 31, 2024 and June 30, 2024, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows	2025	2024	Change	Change

Net cash used in operating activities	$(12,721)	$(19,114)	$6,393	(33.4)%
Net cash used in investing activities	(5,126)	(2,751)	(2,375)	86.3%
Net cash provided by financing activities	20,708	1,905	18,803	987.0%
Change in cash	$2,861	$(19,960)	$22,821	(114.3)%

Net cash used in operating activities decreased $6.4 million from the six months ended June 30, 2024 to the six months ended June 30, 2025. The decrease in cash used in operating activities was due to a $9.7 million increase in net income adjusted for reconciling items, somewhat offset by unfavorable changes in working capital and operating assets and liabilities of $3.3 million. The largest unfavorable change in working capital and operating assets and liabilities was an increase in cash used in inventory related to the procurement of truck chassis inventory at our Solutions segment, somewhat offset by a decrease in cash used in accounts payable related to the timing of supplier payments.

Net cash used in investing activities increased $2.4 million for the six months ended June 30, 2025 compared to the corresponding period in 2024 due to a higher level of capital expenditures.

Net cash provided financing activities increased $18.8 million for the six months ended June 30, 2025 as compared to the corresponding period in 2024. The increase in cash provided was related to having $42.0 million in revolver borrowings outstanding at June 30, 2025 and $0.0 million in revolver borrowings outstanding at December 31, 2024, compared to $63.0 million in revolver borrowings outstanding at June 30, 2024 and $47.0 million in revolver borrowings outstanding at December 31, 2023. This increase in cash provided was somewhat offset by there being $6.0 million in share repurchases in the six months ended June 30, 2025, with no repurchases in the corresponding period in the prior year.

Free Cash Flow

Free cash flow for the three months ended June 30, 2025 was ($14.3) million compared to $1.1 million in the corresponding period in 2024, a decrease of $15.4 million. Free cash flow for the six months ended June 30, 2025 was ($17.8) million compared to ($21.9) million in the corresponding period in 2024, an increase of $4.1 million. The increase in free cash flow for the six months ended June 30, 2025 is primarily a result of lower cash used in operating activities of $6.4 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash provided by (used in) operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Net cash provided by (used in) operating activities	$(11,384)	$2,507	$(12,721)	$(19,114)
Acquisition of property and equipment	(2,965)	(1,423)	(5,126)	(2,751)
Free cash flow	$(14,349)	$1,084	$(17,847)	$(21,865)

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, severance, restructuring charges, write downs of property, plant and equipment, impairment charges, CEO transition costs, debt modification expense, loss on extinguishment of debt, and stock-based compensation. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Net income	$25,954	$24,338	$26,102	$15,986

Interest expense, net	2,973	4,123	5,357	7,647
Income tax expense	8,191	7,789	8,533	6,198
Depreciation expense	2,276	2,777	4,549	5,492
Amortization	1,550	1,630	3,100	4,260
EBITDA	40,944	40,657	47,641	39,583

Stock-based compensation expense	1,554	2,478	3,704	2,833
Impairment charges (1)	-	-	-	1,224
Debt modification expense	-	-	176	-
Loss on extinguishment of debt	-	-	156	-
Other charges (2)	119	560	371	1,589
Adjusted EBITDA	$42,617	$43,695	$52,048	$45,229

(1)	Reflects impairment charges taken on certain internally developed software in the six months ended June 30, 2024.
(2)	Reflects unrelated legal, severance, restructuring, and consulting fees, and write downs of property, plant and equipment for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Adjusted EBITDA
Work Truck Attachments	$31,570	$35,792	$31,897	$31,324
Work Truck Solutions	11,047	7,903	20,151	13,905
	$42,617	$43,695	$52,048	$45,229

Adjusted EBITDA at our Work Truck Attachments segment was $31.6 million for the three months ended June 30, 2025 compared to $35.8 million in the three months ended June 30, 2024, a decrease of $4.2 million. Adjusted EBITDA at our Work Truck Attachments segment was $31.9 million for the six months ended June 30, 2025 compared to $31.3 million in the six months ended June 30, 2024, an increase of $0.6 million. The decrease in the three months ended June 30, 2025 is due to lower volumes related to the timing of preseason shipments between the second and third quarters. The increase in the six months ended June 30, 2025 from the corresponding period in 2024 was due to improved snowfall in our core markets leading to higher volumes in the first quarter of  2025. The most recent snow season ended March 2025 was 12% below the 10-year average, but was approximately 30% better than the prior snow season, which had snowfall 39.0% below the 10-year average.

Adjusted EBITDA at our Work Truck Solutions segment was $11.0 million for the three months ended June 30, 2025 compared to $7.9 million in the three months ended June 30, 2024, an increase of $3.1 million. Adjusted EBITDA at our Work Truck Solutions segment was $20.2 million for the six months ended June 30, 2025 compared to $13.9 million in the six months ended June 30, 2024, an increase of $6.3 million. The change in the three and six months ended June 30, 2025 was due to price increase realization and improved municipal volumes, as well as improved efficiencies.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings per share (as defined by GAAP), excluding the impact of stock-based compensation, severance, restructuring charges, write downs of property, plant and equipment, impairment charges, CEO transition costs, debt modification expense, loss on extinguishment of debt, certain charges related to unrelated legal fees and consulting fees, and adjustments on derivatives not classified as hedges, net of their income tax impact. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Net income (GAAP)	$25,954	$24,338	$26,102	$15,986
Adjustments:
- Stock-based compensation	1,554	2,478	3,704	2,833
- Impairment charges (1)	-	-	-	1,224
- Debt modification expense	-	-	176	-
- Loss on extinguishment of debt	-	-	156	-
- Adjustments on derivative not classified as hedge (2)	-	(115)	-	(287)
- Other charges (3)	119	560	371	1,589
Tax effect on adjustments	(418)	(731)	(1,102)	(1,340)

Adjusted net income (non-GAAP)	$27,209	$26,530	$29,407	$20,005

Weighted average common shares outstanding assuming dilution	23,674,029	23,094,047	23,668,491	23,051,708

Adjusted earnings per common share - dilutive	$1.14	$1.11	$1.23	$0.83

GAAP diluted earnings per share	$1.09	$1.02	$1.09	$0.66
Adjustments net of income taxes:
- Stock-based compensation	0.05	0.08	0.11	0.09
- Impairment charges (1)	-	-	-	0.04
- Debt modification expense	-	-	0.01	-
- Loss on extinguishment of debt	-	-	0.01	-
- Adjustments on derivative not classified as hedge (2)	-	-	-	(0.01)
- Other charges (3)	-	0.01	0.01	0.05

Adjusted diluted earnings per share (non-GAAP)	$1.14	$1.11	$1.23	$0.83

(1)	Reflects impairment charges taken on certain internally developed software in the six months ended June 30, 2024.
(2)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(3)	Reflects unrelated legal, severance, restructuring, and consulting fees, and write downs of property, plant and equipment for the periods presented.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended June 30, 2025.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the three and six months ended June 30, 2025 and 2024 and, although we are starting to see certain inflationary pressures ease, we expect the impact of any tariffs enacted and any ongoing inflationary pressures may also impact our profitability in the remainder of 2025. While we anticipate being able to cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In prior year as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of June 30, 2025, we had outstanding borrowings under our term loan of $147.7 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2025 by $0.1 million, $0.1 million, and $0.1 million, respectively.

As of June 30, 2025, we had $42.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended June 30, 2025 by $0.1 million, $0.1 million, and $0.1 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 5.3% for the three months ended June 30, 2025 compared to 5.0% for the three months ended June 30, 2024. Our steel purchases as a percentage of revenue were 6.5% for the six months ended June 30, 2025 compared to 7.4% for the six months ended June 30, 2024.While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. If the price of steel increases, including as a result of tariffs, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

On December 17, 2024, we entered into a steel hedging agreement to reduce our exposure to commodity price swings. The steel hedging instrument has a notional quantity of 3,000 short tons and is effective for the period August 1, 2025 through December 31, 2025, which we expect to be slightly less than half of our exposure during the effective period.  Under the steel hedge agreement, we will make fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's fair value at June 30, 2025 and December 31, 2024 was positive $0.1 million and negative $0.1 million, respectively, which is included in Prepaid and other current assets and Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet, respectively.

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

Changes in Internal Control Over Financial Reporting

In March 2025, we completed an ERP implementation at our Dejana Truck & Utility Equipment Company, LLC subsidiary.  As a result of the implementation, we have implemented or expect to implement certain changes to our processes and procedures, which, in turn, will result in changes to our internal control over financial reporting. While we expect this implementation to either strengthen or have minimal impact to our existing internal controls, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures are finalized with the implementation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2025, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Total share repurchases under the 2022 repurchase plan for the three months ended June 30, 2025 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
4/1/2025 - 5/8/2025	-	$-	-	$44,000
5/9/2025 - 5/15/2025	210,059	28.56	210,059	38,000
5/16/2025 - 6/30/2025	-	-	-	38,000
Total	210,059	$28.56	210,059	$38,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

(c)

During the three months ended  June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2025, filed on August 5, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Notes to the Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

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
Dated: August 5, 2025