Form 10-Q
period 2025-09-30
DOUGLAS DYNAMICS, INC
filed 2025-11-04
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of registrant’s common shares outstanding as of November 4, 2025 was 23,040,878.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,645	$5,119
Accounts receivable, net	173,462	87,407
Inventories	138,743	137,034
Inventories - truck chassis floor plan	19,734	2,612
Prepaid and other current assets	5,952	6,053
Total current assets	348,536	238,225
Property, plant, and equipment, net	42,453	41,311
Goodwill	113,134	113,134
Other intangible assets, net	108,900	113,550
Operating lease - right of use asset	68,529	70,801
Non-qualified benefit plan assets	11,884	10,482
Other long-term assets	1,500	2,480
Total assets	$694,936	$589,983
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,017	$32,319
Accrued expenses and other current liabilities	32,898	26,182
Floor plan obligations	19,734	2,612
Operating lease liability - current	7,023	7,394
Income taxes payable	1,597	1,685
Short term borrowings	65,000	—
Current portion of long-term debt	7,416	—
Total current liabilities	173,685	70,192
Retiree benefits and deferred compensation	13,576	13,616
Deferred income taxes	30,231	24,574
Long-term debt, less current portion	136,930	146,679
Operating lease liability - noncurrent	59,480	64,785
Other long-term liabilities	5,707	5,922
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,040,878 and 23,094,047 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	230	231
Additional paid-in capital	169,155	170,092
Retained earnings	101,541	88,420
Accumulated other comprehensive income, net of tax	4,401	5,472
Total stockholders’ equity	275,327	264,215
Total liabilities and stockholders’ equity	$694,936	$589,983

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)

Net sales	$162,121	$129,398	$471,515	$424,955
Cost of sales	124,014	98,523	344,973	313,857
Gross profit	38,107	30,875	126,542	111,098
Selling, general, and administrative expense	22,473	25,688	67,611	70,546
Impairment charges	—	—	—	1,224
Gain on sale leaseback transaction	—	(42,298)	—	(42,298)
Intangibles amortization	1,550	1,630	4,650	5,890
Income from operations	14,084	45,855	54,281	75,736
Interest expense, net	(3,762)	(4,469)	(9,119)	(12,116)
Debt modification expense	—	—	(176)	—
Loss on extinguishment of debt	—	—	(156)	—
Other income	90	354	217	304
Income before taxes	10,412	41,740	45,047	63,924
Income tax expense	2,452	9,482	10,985	15,680
Net income	$7,960	$32,258	$34,062	$48,244
Weighted average number of common shares outstanding:
Basic	23,040,878	23,094,047	23,097,566	23,065,924
Diluted	23,570,707	23,577,883	23,635,539	23,476,039
Earnings per common share:
Basic	$0.34	$1.37	$1.44	$2.05
Diluted	$0.33	$1.36	$1.42	$2.04
Cash dividends declared and paid per share	$0.30	$0.30	$0.89	$0.89
Comprehensive income	$7,559	$30,214	$32,991	$46,085

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
	(unaudited)

Operating activities
Net income	$34,062	$48,244
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,474	14,029
Loss on disposal of fixed assets	-	347
Amortization of deferred financing costs and debt discount	382	526
Gain on sale leaseback transaction	-	(42,298)
Debt modification expense	176	-
Loss on extinguishment of debt	156	-
Stock-based compensation	5,223	3,627
Adjustments on derivatives not classified as hedges	-	(287)
Provision for losses on accounts receivable	122	527
Deferred income taxes	5,657	(2,485)
Impairment charges	-	1,224
Non-cash lease expense	6,228	4,264
Changes in operating assets and liabilities:
Accounts receivable	(86,177)	(69,863)
Inventories	(1,709)	(4,972)
Prepaid assets, refundable income taxes and other assets	(1,007)	(1,071)
Accounts payable	7,788	4,355
Accrued expenses and other current liabilities	6,541	9,114
Benefit obligations, long-term liabilities and other	(10,153)	1,446
Net cash used in operating activities	(21,237)	(33,273)
Investing activities
Capital expenditures	(8,055)	(3,982)
Proceeds from sale leaseback transaction	-	64,150
Proceeds from insurance recoveries	-	366
Net cash provided by (used in) investing activities	(8,055)	60,534
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(161)	-
Repurchase of common stock	(6,000)	-
Payments on life insurance policy loans	(119)	(204)
Payments of financing costs	(293)	(279)
Dividends paid	(20,941)	(20,521)
Net revolver borrowings	65,000	20,000
Borrowings on long-term debt	148,770	-
Repayment of long-term debt	(151,438)	(42,000)
Net cash provided by (used in) financing activities	34,818	(43,004)
Change in cash and cash equivalents	5,526	(15,743)
Cash and cash equivalents at beginning of period	5,119	24,156
Cash and cash equivalents at end of period	$10,645	$8,413

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$19,249	$5,637

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended September 30, 2025
Balance at June 30, 2025	23,040,878	$230	$167,636	$100,596	$4,802	$273,264
Net income	—	—	—	7,960	—	7,960
Dividends paid	—	—	—	(7,015)	—	(7,015)
Adjustment for postretirement benefit liability, net of tax of $4	—	—	—	—	(12)	(12)
Adjustment for interest rate swap, net of tax of $120	—	—	—	—	(342)	(342)
Adjustment for steel hedging instrument, net of tax of $17	—	—	—	—	(47)	(47)
Stock based compensation	—	—	1,519	—	—	1,519
Balance at September 30, 2025	23,040,878	$230	$169,155	$101,541	$4,401	$275,327

Nine Months Ended September 30, 2025
Balance at December 31, 2024	23,094,047	$231	$170,092	$88,420	$5,472	264,215
Net income	—	—	—	34,062	—	34,062
Dividends paid	—	—	—	(20,941)	—	(20,941)
Adjustment for pension and postretirement benefit liability, net of tax of $12	—	—	—	—	(36)	(36)
Adjustment for interest rate swap, net of tax of $381	—	—	—	—	(1,084)	(1,084)
Adjustment for steel hedging instrument, net of tax of ($17)	—	—	—	—	49	49
Shares withheld on restricted stock vesting	—	—	(161)	—	—	(161)
Repurchase of common stock	(210,059)	(2)	(5,998)	—	—	(6,000)
Stock based compensation	156,890	1	5,222	—	—	5,223
Balance at September 30, 2025	23,040,878	$230	$169,155	$101,541	$4,401	$275,327

Three Months Ended September 30, 2024
Balance at June 30, 2024	23,094,047	$231	$168,065	$62,120	$6,241	$236,657
Net income	—	—	—	32,258	—	32,258
Dividends paid	—	—	—	(6,909)	—	(6,909)
Adjustment for pension and postretirement benefit liability, net of tax of $14	—	—	—	—	(40)	(40)
Adjustment for interest rate swap, net of tax of $704	—	—	—	—	(2,004)	(2,004)
Stock based compensation	—	—	794	—	—	794
Balance at September 30, 2024	23,094,047	$231	$168,859	$87,469	$4,197	$260,756

Nine Months Ended September 30, 2024
Balance at December 31, 2023	22,983,965	$230	$165,233	$59,746	$6,356	$231,565
Net income	—	—	—	48,244	—	48,244
Dividends paid	—	—	—	(20,521)	—	(20,521)
Adjustment for pension and postretirement benefit liability, net of tax of $42	—	—	—	—	(120)	(120)
Adjustment for interest rate swap, net of tax of $717	—	—	—	—	(2,039)	(2,039)
Stock based compensation	110,082	1	3,626	—	—	3,627
Balance at September 30, 2024	23,094,047	$231	$168,859	$87,469	$4,197	$260,756

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.	Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in the Company's 2024 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on February 25, 2025.

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. See Note 15 to the Unaudited Condensed Consolidated Financial Statements for a description of and financial information regarding these segments.

 Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, have been prepared by the Company and have not been audited.

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

Revenue by customer type was as follows:

Three Months Ended September 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$68,097	$31,857	$99,954
Government	-	37,623	37,623
Fleet	-	21,976	21,976
Other	-	2,568	2,568
Total revenue	$68,097	$94,024	$162,121

Three Months Ended September 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$60,249	$32,826	$93,075
Government	-	18,239	18,239
Fleet	-	15,075	15,075
Other	-	3,009	3,009
Total revenue	$60,249	$69,149	$129,398

Nine Months Ended September 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$212,668	$98,676	$311,344
Government	-	95,718	95,718
Fleet	-	57,442	57,442
Other	-	7,011	7,011
Total revenue	$212,668	$258,847	$471,515

Nine Months Ended September 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$202,226	$110,480	$312,706
Government	-	59,027	59,027
Fleet	-	46,194	46,194
Other	-	7,028	7,028
Total revenue	$202,226	$222,729	$424,955

Revenue by timing of revenue recognition was as follows:

Three Months Ended September 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$68,097	$64,788	$132,885
Over time	-	29,236	29,236
Total revenue	$68,097	$94,024	$162,121

Three Months Ended September 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$60,249	$41,862	$102,111
Over time	-	27,287	27,287
Total revenue	$60,249	$69,149	$129,398

Nine Months Ended September 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$212,668	$175,519	$388,187
Over time	-	83,328	83,328
Total revenue	$212,668	$258,847	$471,515

Nine Months Ended September 30, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$202,226	$139,658	$341,884
Over time	-	83,071	83,071
Total revenue	$202,226	$222,729	$424,955

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and nine months ended September 30, 2025 and 2024, respectively:

Three Months Ended September 30, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$12,919	$4,819	$(6,669)	$11,069

Three Months Ended September 30, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$11,564	$3,959	$(7,930)	$7,593

Nine Months Ended September 30, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$5,063	$20,232	$(14,226)	$11,069

Nine Months Ended September 30, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,009	$18,528	$(14,944)	$7,593

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of September 30, 2025 or 2024. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company's municipal rebate program, and are realized with the associated revenue recognized under the contract. Contract liabilities related to payments received in advance of performance under the contract are included in Accounts Payable on the Condensed Consolidated Balance Sheets.

The Company recognized revenue of $2,636 and $1,826 during the three months ended September 30, 2025 and 2024, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $5,063 and $4,009 during the nine months ended September 30, 2025 and 2024, respectively, which was included in contract liabilities at the beginning of each period.

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

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the nine months ended September 30, 2025 and 2024:

	Balance at December 31, 2024	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at September 30, 2025
Nine Months Ended September 30, 2025
Work Truck Attachments	$1,768	$300	$(174)	$(3)	$1,891
Work Truck Solutions	604	(178)	(2)	18	442
Total	$2,372	$122	$(176)	$15	$2,333

	Balance at December 31, 2023	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at September 30, 2024
Nine Months Ended September 30, 2024
Work Truck Attachments	$1,400	$304	$-	$(4)	$1,700
Work Truck Solutions	246	223	-	70	539
Total	$1,646	$527	$-	$66	$2,239

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2025	2024
Assets:
Non-qualified benefit plan assets (a)	$11,884	$10,482
Interest rate swaps (b)	875	2,340
Steel hedging instrument (d)	11	-
Total Assets	$12,770	$12,822

Liabilities:
Long-term debt (c)	$145,872	$147,526
Steel hedging instrument (d)	-	54
Total Liabilities	$145,872	$147,580

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered a Level 2 input. The Company had outstanding loans of $427 and $546 against these Non-qualified benefit plan assets as of September 30, 2025 and December 31, 2024, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively.

(b)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $875 at September 30, 2025 are included in Prepaid and other current assets. Interest rate swaps of $1,712 and $628 at December 31, 2024 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)  The fair value of the Company’s long-term debt, including current maturities, approximates its carrying value. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

(d)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., market prices). Model inputs are changed only when corroborated by market data. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Steel hedging instruments of positive $11 and negative $54 at  September 30, 2025 and December 31, 2024, respectively, are included in Prepaid and other current assets and Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, respectively.

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2025	2024

Finished goods	$59,442	$67,897
Work-in-process	23,521	13,337
Truck chassis inventory	14,714	10,146
Raw material and supplies	41,066	45,654
	$138,743	$137,034

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery. At September 30, 2025 and December 31, 2024, the Company had $19,734 and $2,612, respectively, of floor plan chassis inventory and $19,734 and $2,612 of related floor plan financing obligation, respectively. Under the floor plan financing agreement, the Company recognizes revenue associated with upfitting and service installations net of the truck chassis in instances where the Company does not purchase the chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2025	2024

Land	$162	$162
Land improvements	140	140
Leasehold improvements	7,507	7,028
Buildings	2,958	2,958
Machinery and equipment	87,962	82,332
Furniture and fixtures	28,095	27,214
Mobile equipment and other	5,799	5,601
Construction-in-process	5,479	4,737
Total property, plant and equipment	138,102	130,172
Less accumulated depreciation	(95,649)	(88,861)
Property, plant and equipment, net	$42,453	$41,311

7.	Leases

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

In September 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852 for gross proceeds of $64,150, which was reduced by transaction costs of $5,494 for net cash proceeds of approximately $58,656. The properties in the sale leaseback transaction are comprised of three facilities located in Milwaukee, Wisconsin and four additional facilities located in each of Huntley, Illinois; Manchester, Iowa; Rockland, Maine; and Madison Heights, Michigan, totaling approximately 780,000 square feet of manufacturing and upfitting space. The lease agreement has an initial term of 15 years, with two optional 10-year renewal options. The Company recognized a gain of $42,298 on this transaction, which is included in Gain on sale leaseback transaction in the Consolidated Statements of Operations and Comprehensive Income in the three and nine months ended  September 30, 2024. Right-of-use assets and lease liabilities recognized related to this sale leaseback transaction were $51,879 and $51,879, respectively.

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Operating lease expense	$3,252	$9,795	$2,126	$5,303
Short term lease cost	$190	$469	$341	$494
Total lease cost	$3,442	$10,264	$2,467	$5,797

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Cash paid for amounts included in the measurement of operating lease liabilities	$9,102	$5,243
Non-cash lease expense - right-of-use assets	$6,228	$4,264
Right-of-use assets obtained in exchange for operating lease obligations	$522	$55,551

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$68,529	$70,801

Other current liabilities	7,023	7,394
Operating lease liabilities	59,480	64,785
Total operating lease liabilities	$66,503	$72,179

Weighted Average Remaining Lease Term
Operating leases (in months)	148	151

Weighted Average Discount Rate
Operating leases	7.12%	7.05%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2025 (excluding the nine months ended September 30, 2025)	$3,021
2026	10,804
2027	8,937
2028	7,823
2029	7,103
Thereafter	63,864
Total Lease Payments	101,552
Less: imputed interest	(35,049)
Total	$66,503

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2025
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	51,754	29,166
Patents	21,136	20,113	1,023
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,348	1,111
Amortizable intangibles, net	196,155	164,855	31,300
Total	$273,755	$164,855	$108,900

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2024
Indefinite-lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	47,876	33,044
Patents	21,136	19,506	1,630
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,183	1,276
Amortizable intangibles, net	196,155	160,205	35,950
Total	$273,755	$160,205	$113,550

Amortization expense for intangible assets was $1,550 and $1,630 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $4,650 and $5,890 for the nine months ended September 30, 2025 and 2024, respectively. Estimated amortization expense for the remainder of 2025 and each of the succeeding five years is as follows:

2025	$1,425
2026	5,450
2027	5,450
2028	5,450
2029	5,300
2030	4,566

9.	Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2025	2024

Term Loan, net of debt discount of $378 and $162 at September 30, 2025 and December 31, 2024, respectively	$145,872	$147,526
Less current maturities	7,416	-
Long-term debt before deferred financing costs	138,456	147,526
Deferred financing costs, net	1,526	847
Long-term debt, net	$136,930	$146,679

On March 26, 2025, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which amended and restated the Credit Agreement dated June 9, 2021 (as amended by Amendment No. 1, dated as of January 5, 2023, Amendment No. 2, dated as of July 11, 2023, and Amendment No. 3, dated as of January 29, 2024, the “Original Credit Agreement"). The Credit Agreement provides for a senior secured term loan to the Term Loan Borrower in the amount of $150,000 and a senior secured revolving credit facility available to the Revolving Loan Borrowers in the amount of $125,000, of which $10,000 will be available in the form of letters of credit and $15,000 will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Borrowers to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175,000, subject to specified terms and conditions. The final maturity date of the Credit Agreement is March 26, 2030. The Company applied the proceeds of the senior secured term loan facility under the Credit Agreement to refinance its existing senior secured term loan and revolving credit facilities under the Original Credit Agreement and for the payment of transaction consideration and expenses in connection with the Credit Agreement. The Company is required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on the Company's Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.000%, depending on the Company's Leverage Ratio. The Credit Agreement provides that the Company have the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) a margin ranging from 1.375% to 2.000%, depending on the Company's s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.000% per annum, depending on the Company's Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest period plus 1%. If the Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement. The Credit Agreement permits the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. The Company had outstanding loans of $427 and $546 against its corporate-owned life insurance policies as of September 30, 2025 and December 31, 2024, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Credit Agreement was issued at a $312 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $863 and revolver upfront fees of $260 are being amortized over the term of the loan. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt, which resulted in the write off of unamortized capitalized deferred financing costs of $131 as well as the write off of unamortized debt discount of $25, resulting in a loss on extinguishment of debt of $156 in the Condensed Consolidated Statement Operations and Comprehensive Income for the nine months ended September 30, 2025. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as a modification of the Company’s prior debt. The Company recorded debt modification expense of $176 related to third party fees in the Condensed Consolidated Statement Operations and Comprehensive Income for the nine months ended September 30, 2025.

At September 30, 2025, the Company had outstanding borrowings under its term loan of $145,872, $65,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $59,450. At December 31, 2024, the Company had outstanding borrowings under its term loan of $147,526, $0 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $149,450. During the three and nine months ended September 30, 2024, the Company made a pre-payment of $42,000 of debt amortization principal payments under its Original Credit Agreement using a portion of the proceeds from the sale leaseback transaction, as described in Note 7.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ended  March 31, 2025. As of  September 30, 2025, the Company was in compliance with the respective covenants under the Credit Agreement.

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets would be amortized into interest expense on a straight-line basis through the life of the swap. The amount amortized from Accumulated other comprehensive income into earnings during the three months ended September 30, 2025 and 2024 was $0 and $0, respectively. The amount amortized from Accumulated other comprehensive income into earnings during the nine months ended September 30, 2025 and 2024 was $0 and ($485), respectively. A mark-to-market adjustment of $0 and $0 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended  September 30, 2025 and 2024, respectively, related to the swap. A mark-to-market adjustment of $0 and $198 was recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended  September 30, 2025 and 2024, respectively, related to the swap.

On June 9, 2021, in conjunction with entering into the Original Credit Agreement described above, the Company re-designated its swap. As a result, the swap will be recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation has been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and will continue to be recognized through the life of the swap. As of  September 30, 2025, the amount in Accumulated other comprehensive income has been fully amortized into earnings.

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

The interest rate swaps' positive fair value at September 30, 2025 was $875, and is included in Prepaid and other current assets on the Condensed Consolidated Balance Sheet.  The interest rate swaps' positive fair value at  December 31, 2024 was $2,340, of which $1,712 and $628 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheet, respectively.

On   December 17, 2024, the Company entered into a steel hedging agreement to reduce its exposure to commodity price swings. The steel hedging instrument has a notional quantity of 3,000 short tons and is effective for the period   August 1, 2025 through   December 31, 2025, which the Company expects to be slightly less than half of its exposure during the effective period. Under the steel hedge agreement, the Company will make fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's fair value at September 30, 2025 and December 31, 2024 was positive $11 and negative $54, respectively, which is included in Prepaid and other current assets and Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, respectively.

On  January 20, 2025, the Company entered into a floor plan line of credit for up to $20,000 with a financial institution that expires on  January 31, 2026. Under the floor plan agreement, the Company receives truck chassis and title for upfitting service installations. Upon upfit completion, the title transfers from the Company to the customer. The note bears interest at prime, less 0.50%.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	September 30,	December 31,
	2025	2024

Payroll and related costs	$11,274	$9,876
Employee benefits	6,168	6,391
Accrued warranty	3,822	3,379
Other	11,634	6,536
	$32,898	$26,182

11.	Warranty Liability

The warranty reserve was $5,974 at September 30, 2025, of which $2,152 is included in Other long-term liabilities and $3,822 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. The warranty reserve was $5,559 at December 31, 2024, of which $2,180 is included in Other long-term liabilities and $3,379 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Balance at the beginning of the period	$5,699	$6,681	$5,559	$6,957
Warranty provision	693	401	2,776	2,073
Claims paid/settlements	(418)	(384)	(2,361)	(2,332)
Balance at the end of the period	$5,974	$6,698	$5,974	$6,698

12.	Earnings per Share

The amounts used in computing earnings per share and the weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Basic earnings per common share
Net income	$7,960	$32,258	$34,062	$48,244
Less: Distributed and undistributed earnings allocated to nonvested shares	179	672	776	882
Net income allocated to common shareholders	$7,781	$31,586	$33,286	$47,362
Weighted average common shares outstanding	23,040,878	23,094,047	23,097,566	23,065,924
	$0.34	$1.37	$1.44	$2.05

Diluted earnings per common share
Net income allocated to common shareholders - basic	$7,781	$31,586	$33,286	$47,362
Add: Undistributed earnings allocated to nonvested shareholders	23	519	299	479
Net income allocated to common shareholders - diluted	$7,804	$32,105	$33,585	$47,841
Weighted average common shares outstanding - basic	23,040,878	23,094,047	23,097,566	23,065,924
Dilutive effect of participating securities	529,829	483,836	537,973	410,115
Weighted average common shares outstanding - diluted	23,570,707	23,577,883	23,635,539	23,476,039
	$0.33	$1.36	$1.42	$2.04

13.	Employee Stock Plans

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the Company's employee stock plans is included in the Company's 2024 Annual Report on Form 10-K.

The Company incurred $688 and $2,457 in the nine months ended September 30, 2025 and 2024, respectively, in additional expense for employees who meet the thresholds of the stock plan's retirement provision.

The Company recognized $648 and $24 of compensation expense related to performance share unit awards in the three months ended September 30, 2025 and 2024, respectively. The Company recognized $1,433 and ($1,368) of compensation expense related to the performance share unit awards in the nine months ended September 30, 2025 and 2024, respectively. The unrecognized compensation expense calculated under the fair value method for performance share units that were, as of  September 30, 2025, expected to be earned through the requisite service period was approximately $1,429 and is expected to be recognized through 2028. For the first tranche of the 2025 performance share grants, a Monte Carlo simulation has been used to account for the Total Shareholder Return ("TSR") market condition in the grant date fair value of the award, which was $29.13 or $29.39 per share, depending on the grant date. For the second tranche of the 2024 performance share grants, a Monte Carlo simulation has been used to account for the TSR market condition in the grant date fair value of the award, which was $26.16 per share.

A summary of restricted stock unit activity for the nine months ended September 30, 2025 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2024	374,338	$28.02	1.74
Granted	183,355	$27.34	1.85
Vested	(185,119)	$29.46	-
Cancelled and forfeited	(7,644)	$26.90	-

Unvested at September 30, 2025	364,930	$26.98	1.62

Expected to vest in the future at September 30, 2025	353,633	$26.98	1.62

The Company recognized $871 and $770 of compensation expense related to the restricted stock unit awards in the three months ended  September 30, 2025 and 2024, respectively.  The Company recognized $3,790 and $4,995 of compensation expense related to the restricted stock unit awards in the nine months ended  September 30, 2025 and 2024, respectively. The unrecognized compensation expense calculated under the fair value method for restricted shares that were, as of September 30, 2025, expected to be earned through the requisite service period was approximately $4,825 and is expected to be recognized through 2028.

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

The Company’s two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes commercial snow and ice management attachments sold under the FISHER®, WESTERN® and SNOWEX® brands, as well as the Company's vertically integrated products.  This segment consists of the Company's operations that manufacture and sell snow and ice control products.

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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net sales
Work Truck Attachments	$68,097	$60,249	$212,668	$202,226
Work Truck Solutions	94,024	69,149	258,847	222,729
	$162,121	$129,398	$471,515	$424,955
Selling, general and administrative expense
Work Truck Attachments	$11,971	$16,583	$35,813	$41,773
Work Truck Solutions	10,502	9,105	31,798	28,773
	$22,473	$25,688	$67,611	$70,546
Other segment items (1)
Work Truck Attachments	$45,665	$35,527	$134,497	$120,990
Work Truck Solutions	73,898	52,852	197,274	172,859
	$119,563	$88,379	$331,771	$293,849
Adjusted EBITDA
Work Truck Attachments	$10,461	$8,139	$42,358	$39,463
Work Truck Solutions	9,624	7,192	29,775	21,097
	$20,085	$15,331	$72,133	$60,560
Depreciation and amortization expense
Work Truck Attachments	$1,902	$2,235	$5,771	$7,945
Work Truck Solutions	1,923	2,042	5,703	6,084
	$3,825	$4,277	$11,474	$14,029
Assets
Work Truck Attachments	$430,212	$437,402
Work Truck Solutions	264,724	228,185
	$694,936	$665,587
Capital Expenditures
Work Truck Attachments	$1,429	$738	$4,645	$1,872
Work Truck Solutions	1,595	348	3,317	1,659
	$3,024	$1,086	$7,962	$3,531

Adjusted EBITDA
Work Truck Attachments	$10,461	$8,139	$42,358	$39,463
Work Truck Solutions	9,624	7,192	29,775	21,097
Total Adjusted EBITDA	$20,085	$15,331	$72,133	$60,560
Less items to reconcile Adjusted EBITDA to income before taxes:
Interest expense - net	3,762	4,469	9,119	12,116
Depreciation expense	2,275	2,647	6,824	8,139
Amortization	1,550	1,630	4,650	5,890
Sale leaseback transaction fees	-	5,257	-	5,257
Stock based compensation	1,519	794	5,223	3,627
Restructuring and severance costs	-	417	-	1,819
Impairment charges (2)	-	-	-	1,224
Debt modification expense	-	-	176	-
Loss on extinguishment of debt	-	-	156	-
Gain on sale leaseback transaction	-	(42,298)	-	(42,298)
Other charges (3)	567	675	938	862
Income before taxes	$10,412	$41,740	$45,047	$63,924

(1)	Includes cost of sales, other (income) expense, and the addback of depreciation expense, stock based compensation, impairment charges, gain on sale leaseback transaction, sale leaseback transaction fees, unrelated legal, severance, restructuring, and consulting fees, and write downs of property, plant and equipment for the periods presented.
(2)	Reflects impairment charges taken on certain internally developed software in the nine months ended September 30, 2024.
(3)	Reflects unrelated legal, severance, restructuring and consulting fees, and write downs of property, plant and equipment for the periods presented.

16.	Income Taxes

The Company’s effective tax rate was 23.5% and 22.7% for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was 24.4% and 24.5% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2025 includes the impact of the One Big Beautiful Bill Act on certain tax credits. The effective tax rate for the nine months ended September 30, 2024 was impacted by the establishment of reserves for uncertain tax positions of $888.

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

The following table summarizes the changes in the Company's accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Such costs were substantially all paid as of September 30, 2024.

Balance at December 31, 2023	$-
Restructuring charges	1,267
Payments	(1,267)
Balance at September 30, 2024	$-

In conjunction with the 2024 Cost Savings Program, impairment charges of $1,224 were recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine  months ended September 30, 2024 related to certain internally developed software at the Company's Work Truck Attachments segment representing the full capitalized value of the software. In addition, management evaluated its assets outside of the internally developed software described above and determined that there were no indicators of impairment.

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

19.	Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the nine months ended September 30, 2025 are as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Gain (Loss)	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Swap	Obligation	Total
Balance at December 31, 2024	$1,836	$(40)	$3,676	$5,472
Other comprehensive gain (loss) before reclassifications	46	49	—	95
Amounts reclassified from accumulated other comprehensive income: (1)	(1,130)	—	(36)	(1,166)
Balance at September 30, 2025	$752	$9	$3,640	$4,401

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(48)
Tax expense	12
Reclassification net of tax	$(36)

Realized gains on interest rate swaps reclassified to interest expense	$(1,527)
Tax expense	397
Reclassification net of tax	$(1,130)

Changes to accumulated other comprehensive income by component for the nine months ended September 30, 2024, are as follows:

	Unrealized
	Net Gain (Loss)	Retiree
	on Interest	Health
	Rate	Benefit
	Swap	Obligation	Total
Balance at December 31, 2023	$3,331	$3,025	$6,356
Other comprehensive gain before reclassifications	386	—	386
Amounts reclassified from accumulated other comprehensive income (loss): (1)	(2,425)	(120)	(2,545)
Balance at September 30, 2024	$1,292	$2,905	$4,197

(1) Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(162)
Tax expense	42
Reclassification net of tax	$(120)

Realized gains on interest rate swaps reclassified to interest expense	$(3,277)
Tax expense	852
Reclassification net of tax	$(2,425)

20.	Stockholders' Equity

On February 16, 2022, the Company's Board of Directors authorized the purchase of up to $50,000 in shares of common stock at market value (the “2022 repurchase plan”). This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. Shares repurchased under the 2022 repurchase plan are retired. The Company repurchased approximately $6,000 in shares during the nine months ended September 30, 2025. As of September 30, 2025, the Company had $38,000 remaining under authorization to purchase.

21.	Subsequent Events

On November 3, 2025, the Company acquired substantially all of the assets of Venco Venturo Industries LLC and Venturo Truck Equipment Center LLC, a manufacturer of cranes, hoists and crane service bodies, for $26,000, which the Company financed with cash on hand and revolver borrowings under the Company’s credit facility. The acquisition is intended to expand the Company’s product line in its Work Truck Attachments segment. Due to the timing of the acquisition, the initial accounting for the acquisition, including the preliminary allocation of the consideration transferred over the acquired assets and liabilities assumed, is not complete as of the date of this Form 10-Q.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, labor strikes, global political instability, adverse developments affecting the banking and financial services industries, pandemics and outbreaks of contagious diseases and other adverse public health developments; (iii)  increases in the price of steel or other materials, including as a result of tariffs or inflationary conditions, necessary for the production of our products that cannot be passed on to our distributors; (iv) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (v) the inability of our suppliers and OEM partners to meet our volume or quality requirements; (vi) increases in the price of fuel or freight, (vii) the effects of laws and regulations and their interpretations on our business and financial condition, including policy or regulatory changes related to climate change; (viii) a significant decline in economic conditions; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) our inability to develop new products or improve upon existing products in response to end-user needs; (xiv) losses due to lawsuits arising out of personal injuries associated with our products; (xv) factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program; (xvi) our inability to effectively manage the use of artificial intelligence; (xvii) our inability to compete effectively against competition; (xviii) our inability to successfully implement our new enterprise resource planning system at Dejana; (xix) our inability to achieve the projected financial performance with the assets of Venco Venturo, which we acquired in 2025 and unexpected costs or liabilities related to such acquisition, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Business Update

 As a result of recent market volatility, enacted or potential tariffs, supply chain disruptions, labor strikes, labor shortages, inflationary pressures (including around materials, freight, labor and benefits) and other economic trends, our results of operations may be significantly impacted in future quarters. While Douglas Dynamics is primarily a domestic manufacturer and upfitter and most of our revenue is from domestic customers, we do rely on a global supply chain to source our parts and materials. We source certain materials from China and other countries where tariffs and export restrictions have been enacted or proposed. We may see increased materials costs as a result of these existing or future tariffs and export restrictions, and we may be unable to effectively offset these tariffs or export restrictions with price increases, which could negatively impact our profitability in future quarters. We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity. We reduce discretionary spending where possible and defer payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. In consideration of these recent macroeconomic trends and the various actions that we have taken to preserve our liquidity, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future.

Overview

The following table sets forth, for the three and nine months ended September 30, 2025 and 2024, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2025 and 2024 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)

Net sales	$162,121	$129,398	$471,515	$424,955
Cost of sales	124,014	98,523	344,973	313,857
Gross profit	38,107	30,875	126,542	111,098
Selling, general, and administrative expense	22,473	25,688	67,611	70,546
Impairment charges	-	-	-	1,224
Gain on sale leaseback transaction	-	(42,298)	-	(42,298)
Intangibles amortization	1,550	1,630	4,650	5,890
Income from operations	14,084	45,855	54,281	75,736
Interest expense, net	(3,762)	(4,469)	(9,119)	(12,116)
Debt modification expense	-	-	(176)	-
Loss on extinguishment of debt	-	-	(156)	-
Other income	90	354	217	304
Income before taxes	10,412	41,740	45,047	63,924
Income tax expense	2,452	9,482	10,985	15,680
Net income	$7,960	$32,258	$34,062	$48,244

The following table sets forth for the three and nine months ended September 30, 2025 and 2024 the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.5%	76.1%	73.2%	73.9%
Gross profit	23.5%	23.9%	26.8%	26.1%
Selling, general, and administrative expense	13.9%	19.9%	14.3%	16.6%
Impairment charges	-%	-%	-%	0.3%
Gain on sale leaseback transaction	-%	(32.7)%	-%	(10.0)%
Intangibles amortization	0.9%	1.3%	1.0%	1.4%
Income from operations	8.7%	35.4%	11.5%	17.8%
Interest expense, net	(2.3)%	(3.5)%	(1.9)%	(2.9)%
Debt modification expense	-%	-%	(0.0)%	-%
Loss on extinguishment of debt	-%	-%	(0.0)%	-%
Other income	0.1%	0.3%	0.0%	0.3%
Income before taxes	6.5%	32.2%	9.6%	15.2%
Income tax expense	1.6%	7.3%	2.4%	3.8%
Net income	4.9%	24.9%	7.2%	11.5%

Net Sales

Net sales were $162.1 million for the three months ended September 30, 2025 compared to $129.4 million in the three months ended September 30, 2024, an increase of $32.7 million, or 25.3%. Net sales were $471.5 million for the nine months ended September 30, 2025 compared to $425.0 million in the nine months ended September 30, 2024, an increase of $46.5 million, or 10.9%. The increase in sales for the three months ended September 30, 2025 compared to the same period in 2024 is a result of strong municipal and commercial volumes and higher sales of Company-purchased chassis at Work Truck Solutions, as well as higher volumes at Work Truck Attachments related to the timing of preseason shipments between the second and third quarters. The increase in sales for the nine months ended September 30, 2025 compared to the same period in 2024 is a result of strong municipal volumes, higher sales of Company-purchased chassis and price increase realization at Work Truck Solutions, as well as improved snowfall in our core markets leading to higher Attachments volumes in 2025. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net sales
Work Truck Attachments	$68,097	$60,249	$212,668	$202,226
Work Truck Solutions	94,024	69,149	258,847	222,729
	$162,121	$129,398	$471,515	$424,955

Net sales at our Work Truck Attachments segment were $68.1 million for the three months ended September 30, 2025 compared to $60.2 million in the three months ended September 30, 2024, an increase of $7.9 million. Net sales at our Work Truck Attachments segment were $212.7 million for the nine months ended September 30, 2025 compared to $202.2 million in the nine months ended September 30, 2024, an increase of $10.5 million. The increase in sales in the three months ended September 30, 2025 was due to higher volumes related to the timing of preseason shipments between the second and third quarters, as well as price increase realization. The increase in sales in the nine months ended September 30, 2025 is related to improved snowfall in our core markets leading to higher volumes in 2025, and price increase realization.  The most recent snow season ended March 2025 was 12% below the 10-year average, but was approximately 30% better than the prior snow season, which saw snowfall 39.0% below the 10-year average.

Net sales at our Work Truck Solutions segment were $94.0 million for the three months ended September 30, 2025 compared to $69.1 million in the three months ended September 30, 2024, an increase of $24.9 million. Net sales at our Work Truck Solutions segment were $258.8 million for the nine months ended September 30, 2025 compared to $222.7 million in the nine months ended September 30, 2024, an increase of $36.1 million. The increase in sales for the three months ended September 30, 2025 compared to the same period in 2024 was a result of improved municipal and commercial volumes, improved throughput, and higher sales of Company-purchased chassis. The increase in sales for the nine months ended September 30, 2025 compared to the same period in 2024 was a result of improved municipal volumes, improved throughput, price increase realization, and higher sales of Company-purchased chassis.

Cost of Sales

Cost of sales was $124.0 million for the three months ended September 30, 2025 compared to $98.5 million for the three months ended September 30, 2024, an increase of $25.5 million or 25.9%. Cost of sales was $345.0 million for the nine months ended September 30, 2025 compared to $313.9 million for the nine months ended September 30, 2024, an increase of $31.1 million or 9.9%. The increase in cost of sales for the three and nine months ended September 30, 2025 compared to the same period in the prior year was driven by the higher volumes. Cost of sales as a percentage of sales were 76.5% and 73.2% for the three and  nine months ended September 30, 2025, respectively, compared to 76.1% and 73.9% for the three and  nine months ended September 30, 2024, respectively. The increase in cost of sales as a percentage of sales in the three months ended September 30, 2025 is related to segment mix. The decrease in cost of sales as a percentage of sales in the  nine months ended September 30, 2025 is related to the higher volumes, efficiencies and segment mix.

Gross Profit

Gross profit was $38.1 million for the three months ended September 30, 2025 compared to $30.9 million for the three months ended September 30, 2024, an increase of $7.2 million, or 23.3%. Gross profit was $126.5 million for the nine months ended September 30, 2025 compared to $111.1 million for the nine months ended September 30, 2024, an increase of $15.4 million, or 13.9%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit decreased from 23.9% for the three months ended September 30, 2024 to 23.5% for the corresponding period in 2025.  As a percentage of net sales, gross profit increased from 26.1% for the nine months ended September 30, 2024 to 26.8% for the corresponding period in 2025. The reasons for the changes in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $24.0 million for the three months ended September 30, 2025 compared to $27.3 million for the three months ended September 30, 2024, a decrease of $3.3 million, or 12.1%. Selling, general and administrative expenses, including intangibles amortization, were $72.3 million for the nine months ended September 30, 2025 compared to $76.4 million for the nine months ended September 30, 2024, a decrease of $4.1 million, or 5.4%. The decrease in the three months ended September 30, 2025 is related to $5.2 million in transaction costs related to the sale leaseback transaction incurred in 2024, somewhat offset by higher incentive compensation expense of $1.5 million and higher stock-based compensation expense of $0.7 million. The decrease in the nine months ended September 30, 2025 is related to $5.2 million in transaction costs related to the sale leaseback transaction incurred in 2024, lower intangibles amortization of $1.2 million related to an asset becoming fully amortized when compared to the prior year, lower CEO transition costs of $1.0 million, lower employee benefits costs of $1.0 million, and lower bad debt expense of $0.4 million somewhat offset by higher incentive-based compensation of $2.0 million, higher stock-based compensation expense of $1.6 million, as well as higher rent expense.

Impairment Charges

Impairment charges were $1.2 million in the nine months ended September 30, 2024. The impairment charges in 2024 relate to certain internally developed software at our Work Truck Attachments segment and represent the full capitalized value of the software.

Gain on Sale Leaseback Transaction

Gain on sale leaseback transaction was $42.3 million in the three and nine months ended September 30, 2024, see Note 7 to the Unaudited Condensed Consolidated Financial Statements for additional information on the sale leaseback transaction.

Debt Modification Expense

Debt modification expense was $0.2 million in the nine months ended September 30, 2025. The debt modification expense in 2025 related to fees incurred in conjunction with the Company’s March 26, 2025 refinancing of its term loan and revolving credit facilities by virtue of entering into the Credit Agreement.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.2 million in the nine months ended September 30, 2025. The loss on extinguishment of debt in 2025 related to fees incurred in conjunction with the Company’s March 26, 2025 refinancing of its term loan and revolving credit facilities by virtue of entering into the Credit Agreement.

Interest Expense

Interest expense was $3.8 million for the three months ended September 30, 2025, a decrease compared to the $4.5 million incurred in the same period in the prior year. Interest expense was $9.1 million for the nine months ended September 30, 2025, a decrease compared to the $12.1 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended September 30, 2025 was due to lower interest on our term loan of $0.8 million and lower interest on our revolver of $0.5 million, somewhat offset by higher floor plan interest of $0.8 million. The decrease in interest expense for the nine months ended September 30, 2025 was due to lower interest on our term loan of $2.0 million and lower interest on our revolver of $1.9 million due to having lower revolver borrowings compared to the prior year, somewhat offset by higher floor plan interest of $1.1 million.

Income Taxes

The Company’s effective tax rate was 23.5% and 22.7% for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was 24.4% and 24.5% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2025 includes the impact of OBBBA on certain tax credits. The effective tax rate for the nine months ended September 30, 2024 was impacted by the establishment of reserves for uncertain tax positions of $0.9 million.

On July 4, 2025, OBBBA, was signed into law.  OBBBA amends U.S. tax law including provisions related to bonus depreciation, research and development and foreign derived intangible income.

Net Income

Net income for the three months ended September 30, 2025 was $8.0 million, compared to $32.3 million for the corresponding period in 2024, a decrease of $24.3 million. Net income for the nine months ended September 30, 2025 was $34.1 million, compared to $48.2 million for the corresponding period in 2024, a decrease of $14.1 million. The change in net income for the three and nine months ended September 30, 2025 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” “— Impairment Charges,” “— Gain on Sale Leaseback Transaction,” “— Debt Modification Expense,” “— Loss on Extinguishment of Debt,” “—Interest Expense," and “— Income Taxes.”  As a percentage of net sales, net income was 4.9% for the three months ended September 30, 2025 compared to 24.9% for the three months ended September 30, 2024. As a percentage of net sales, net income was 7.2% for the nine months ended September 30, 2025 compared to 11.5% for the nine months ended September 30, 2024.

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

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at our discretion. We repurchased approximately $6.0 million in shares during the nine months ended September 30, 2025.

As of September 30, 2025, we had $70.1 million of total liquidity, comprised of $10.6 million in cash and cash equivalents and $59.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2024 of approximately $154.6 million, comprised of approximately $5.1 million in cash and cash equivalents and borrowing availability of approximately $149.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2024 is primarily due to the seasonality of our business. In addition, as discussed in Note 7 and Note 9 to the Unaudited Condensed Consolidated Financial Statements, in September 2024 we executed a sale leaseback transaction for gross proceeds of $64.2 million, and using a portion of the proceeds we paid down $42.0 million on our term loan. We have taken various steps to preserve liquidity. In January 2024, we implemented the 2024 Cost Savings Program, which was primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions. We are also continuing to reduce discretionary spending where appropriate and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories at September 30, 2025, December 31, 2024 and September 30, 2024.

	As of
	September 30,	December 31,	September 30,
	2025	2024	2024
Cash and cash equivalents	$10,645	$5,119	$8,413
Accounts receivable, net	173,462	87,407	156,096
Inventories	138,743	137,034	145,362

We had cash and cash equivalents of $10.6 million at September 30, 2025 compared to cash and cash equivalents of $5.1 million and $8.4 million at December 31, 2024 and September 30, 2024, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows	2025	2024	Change	Change

Net cash used in operating activities	$(21,237)	$(33,273)	$12,036	(36.2)%
Net cash provided by (used in) investing activities	(8,055)	60,534	(68,589)	(113.3)%
Net cash provided by (used in) financing activities	34,818	(43,004)	77,822	(181.0)%
Change in cash	$5,526	$(15,743)	$21,269	(135.1)%

Net cash used in operating activities decreased $12.0 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. The decrease in cash used in operating activities was due to a $35.8 million increase in net income adjusted for reconciling items, somewhat offset by unfavorable changes in working capital and operating assets and liabilities of $23.7 million. The largest unfavorable changes in working capital and operating assets and liabilities was an increase in cash used in accounts receivable related to the higher sales year over year, as well as an increase in cash used related to contractually required improvements on the properties under the sale leaseback transaction.

Net cash used in investing activities increased $68.6 million for the nine months ended September 30, 2025 compared to the corresponding period in 2024 due to gross proceeds on the sale leaseback transaction of $64.2 million in the prior year, as well as a higher level of capital expenditures related to the acquisition of equipment and the improvement of facilities.

Net cash provided financing activities increased $77.8 million for the nine months ended September 30, 2025 as compared to the corresponding period in 2024. The increase in cash provided was related to having $65.0 million in revolver borrowings outstanding at September 30, 2025 and $0.0 million in revolver borrowings outstanding at December 31, 2024, compared to $63.0 million in revolver borrowings outstanding at September 30, 2024 and $47.0 million in revolver borrowings outstanding at December 31, 2023. This increase in cash provided was somewhat offset by there being $6.0 million in share repurchases in the nine months ended September 30, 2025, with no repurchases in the corresponding period in the prior year. In addition, the increase in cash provided by financing activities is related to a $42.0 million voluntary pre-payment of debt amortization principal payments in September 2024 using a portion of the proceeds from the sale leaseback transaction

Free Cash Flow

Free cash flow for the three months ended September 30, 2025 was ($11.4) million compared to ($15.4) million in the corresponding period in 2024, an increase of $4.0 million. Free cash flow for the nine months ended September 30, 2025 was ($29.3) million compared to ($37.3) million in the corresponding period in 2024, an increase of $8.0 million. The increase in free cash flow for the nine months ended September 30, 2025 is primarily a result of lower cash used in operating activities of $12.0 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Net cash used in operating activities	$(8,516)	$(14,159)	$(21,237)	$(33,273)
Acquisition of property and equipment	(2,929)	(1,231)	(8,055)	(3,982)
Free cash flow	$(11,445)	$(15,390)	$(29,292)	$(37,255)

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, severance, restructuring charges, write downs of property, plant and equipment, impairment charges, CEO transition costs, insurance proceeds, debt modification expense, loss on extinguishment of debt, gain on sale leaseback transaction and related transaction costs, and stock-based compensation. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Net income	$7,960	$32,258	$34,062	$48,244

Interest expense, net	3,762	4,469	9,119	12,116
Income tax expense	2,452	9,482	10,985	15,680
Depreciation expense	2,275	2,647	6,824	8,139
Amortization	1,550	1,630	4,650	5,890
EBITDA	17,999	50,486	65,640	90,069

Stock-based compensation expense	1,519	794	5,223	3,627
Restructuring and severance costs	-	417	-	1,819
Impairment charges (1)	-	-	-	1,224
Debt modification expense	-	-	176	-
Loss on extinguishment of debt	-	-	156	-
Gain on sale leaseback transaction	-	(42,298)	-	(42,298)
Sale leaseback transaction fees	-	5,257	-	5,257
Other charges (2)	567	675	938	862
Adjusted EBITDA	$20,085	$15,331	$72,133	$60,560

(1)	Reflects impairment charges taken on certain internally developed software in the nine months ended September 30, 2024.
(2)	Reflects unrelated legal, severance, restructuring, and consulting fees, and write downs of property, plant and equipment for the periods presented.

The following table presents Adjusted EBITDA by segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Adjusted EBITDA
Work Truck Attachments	$10,461	$8,139	$42,358	$39,463
Work Truck Solutions	9,624	7,192	29,775	21,097
	$20,085	$15,331	$72,133	$60,560

Adjusted EBITDA at our Work Truck Attachments segment was $10.5 million for the three months ended September 30, 2025 compared to $8.1 million in the three months ended September 30, 2024, an increase of $2.4 million. Adjusted EBITDA at our Work Truck Attachments segment was $42.4 million for the nine months ended September 30, 2025 compared to $39.5 million in the nine months ended September 30, 2024, an increase of $2.9 million. The increase in the three months ended September 30, 2025 is due to higher volumes related to the timing of preseason shipments between the second and third quarters. The increase in the nine months ended September 30, 2025 from the corresponding period in 2024 was due to improved snowfall in our core markets leading to higher volumes in 2025. The most recent snow season ended March 2025 was 12% below the 10-year average, but was approximately 30% better than the prior snow season, which had snowfall 39.0% below the 10-year average.

Adjusted EBITDA at our Work Truck Solutions segment was $9.6 million for the three months ended September 30, 2025 compared to $7.2 million in the three months ended September 30, 2024, an increase of $2.4 million. Adjusted EBITDA at our Work Truck Solutions segment was $29.8 million for the nine months ended September 30, 2025 compared to $21.1 million in the nine months ended September 30, 2024, an increase of $8.7 million. The change in the three and nine months ended September 30, 2025 was due to improved municipal volumes, improved throughput, price increase realization, and improved efficiencies.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings per share (as defined by GAAP), excluding the impact of stock-based compensation, severance, restructuring charges, write downs of property, plant and equipment, impairment charges, CEO transition costs, insurance proceeds, debt modification expense, loss on extinguishment of debt, gain on sale leaseback transaction and related transaction costs, certain charges related to unrelated legal fees and consulting fees, and adjustments on derivatives not classified as hedges, net of their income tax impact. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Net income (GAAP)	$7,960	$32,258	$34,062	$48,244
Adjustments:
- Stock-based compensation	1,519	794	5,223	3,627
- Impairment charges (1)	-	-	-	1,224
- Debt modification expense	-	-	176	-
- Loss on extinguishment of debt	-	-	156	-
- Gain on sale leaseback transaction	-	(42,298)	-	(42,298)
- Sale leaseback transaction fees	-	5,257	-	5,257
- Restructuring and severance costs	-	417	-	1,819
- Adjustments on derivative not classified as hedge (2)	-	-	-	(287)
- Other charges (3)	567	675	938	862
Tax effect on adjustments	(522)	8,789	(1,623)	7,449

Adjusted net income (non-GAAP)	$9,524	$5,892	$38,932	$25,897

Weighted average common shares outstanding assuming dilution	23,570,707	23,577,883	23,635,539	23,476,039

Adjusted earnings per common share - dilutive	$0.40	$0.24	$1.63	$1.09

GAAP diluted earnings per share	$0.33	$1.36	$1.42	$2.04
Adjustments net of income taxes:
- Stock-based compensation	0.05	0.02	0.16	0.11
- Impairment charges (1)	-	-	-	0.04
- Debt modification expense	-	-	0.01	-
- Loss on extinguishment of debt	-	-	0.01	-
- Gain on sale leaseback transaction	-	(1.34)	-	(1.35)
- Sale leaseback transaction fees	-	0.17	-	0.17
- Restructuring and severance costs	-	0.01	-	0.06
- Adjustments on derivative not classified as hedge (2)	-	-	-	(0.01)
- Other charges (3)	0.02	0.02	0.03	0.03

Adjusted diluted earnings per share (non-GAAP)	$0.40	$0.24	$1.63	$1.09

(1)	Reflects impairment charges taken on certain internally developed software in the nine months ended September 30, 2024.
(2)	Reflects mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.
(3)	Reflects unrelated legal, severance, restructuring, and consulting fees, insurance proceeds, and write downs of property, plant and equipment for the periods presented.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended September 30, 2025.

Impact of Inflation

Inflation in materials and labor had a material impact on our profitability in the three and nine months ended September 30, 2025 and 2024 and, although we are starting to see certain inflationary pressures ease, we expect the impact of any tariffs enacted and any ongoing inflationary pressures may also impact our profitability in the remainder of 2025. While we anticipate being able to cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In prior year as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of September 30, 2025, we had outstanding borrowings under our term loan of $145.9 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2025 by $0.1 million, $0.1 million, and $0.1 million, respectively.

As of September 30, 2025, we had $65.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the three months ended September 30, 2025 by $0.1 million, $0.2 million, and $0.3 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 5.7% for the three months ended September 30, 2025 compared to 5.9% for the three months ended September 30, 2024. Our steel purchases as a percentage of revenue were 6.2% for the nine months ended September 30, 2025 compared to 7.0% for the nine months ended September 30, 2024.While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. If the price of steel increases, including as a result of tariffs, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

On December 17, 2024, we entered into a steel hedging agreement to reduce our exposure to commodity price swings. The steel hedging instrument has a notional quantity of 3,000 short tons and is effective for the period August 1, 2025 through December 31, 2025, which we expect to be slightly less than half of our exposure during the effective period.  Under the steel hedge agreement, we will make fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's fair value at September 30, 2025 and December 31, 2024 was positive $0.0 million and negative $0.1 million, respectively, which is included in Prepaid and other current assets and Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet, respectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2025, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Total share repurchases under the 2022 repurchase plan for the three months ended September 30, 2025 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
7/1/2025 - 7/31/2025	-	$-	-	$38,000
8/1/2025 - 8/31/2025	-	-	-	38,000
9/1/2025 - 9/30/2025	-	-	-	38,000
Total	-	$-	-	$38,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

(c)

During the three months ended  September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2025, filed on November 4, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Notes to the Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

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
Dated: November 4, 2025