Form 10-K
period 2025-12-31
DOUGLAS DYNAMICS, INC
filed 2026-02-24
CIK 1287213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $679 million (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At February 24, 2026, the Registrant had outstanding an aggregate of 23,084,814 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 29, 2026, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2025, are incorporated into Part III.

PART  I

Forward Looking Statements

This Annual Report on Form 10‑K contains “forward‑looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions are intended to identify forward ‑ looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward‑looking statements, such as statements regarding our liquidity, debt, planned capital expenditures, and adequacy of capital resources and reserves. Factors that could cause our actual results to differ materially from those expressed or implied in such forward‑looking statements include, but are not limited to:

●	Weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change;

●	Our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, labor strikes, global political instability, adverse developments affecting the banking and financial services industries, pandemics and outbreaks of contagious diseases and other adverse public health developments, or other significant decline in economic conditions;

●

Increases in the price of steel or other materials, including as a result of tariffs or inflationary conditions, necessary for the production of our products that cannot be passed on to our distributors;

●	Our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business;

●	The inability of our suppliers and OEM partners to meet our volume or quality requirements;

●	Increases in the price of fuel or freight;

●	The effects of laws and regulations and their interpretations on our business and financial conditions, including policy or regulatory changes related to climate change;

●	A significant decline in economic conditions;

●	Our inability to maintain good relationships with our distributors;

●	Lack of available or favorable financing options for our end‑users, distributors or customers;

●	Inaccuracies in our estimates of future demand for our products;

●	Our inability to protect or continue to build our intellectual property portfolio;

●	Our inability to develop new products or improve upon existing products in response to end‑user needs;

●	The effects of laws and regulations and their interpretations on our business and financial condition;

●	Losses due to lawsuits arising out of personal injuries associated with our products;

●	Factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program;

●	Our inability to effectively manage the use of artificial intelligence;

●	Disruptions at our manufacturing facilities;

●	Our inability to compete effectively against our competition; and

●

Our inability to achieve the projected financial performance with the business of Venco Venturo Industries LLC and Venturo Truck Equipment Center LLC, (Venco Venturo), which we acquired in 2025, and unexpected costs or liabilities related to such acquisition.

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

Item 1.  Business

Overview

Home to the best-selling brands in the industry, Douglas Dynamics, Inc. (the “Company,” “we,” “us,” “our”) is North America's premier manufacturer and upfitter of commercial work truck attachments and equipment. For more than 75 years, the Company has been innovating products that enable end-users to perform their jobs more efficiently and effectively, providing opportunities for businesses to increase profitability. Our commitment to continuous improvement enables us to consistently produce high quality products and drive shareholder value. The Douglas Dynamics portfolio of products and services is separated into two segments:  First, the Work Truck Attachments segment, which includes our operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, SNOWEX® and WESTERN® brands, and truck-mounted service cranes and dump hoists under the VENCO® and VENTURO® brands. Second, the Work Truck Solutions segment, which includes manufactured municipal snow and ice control products under the HENDERSON® brand and the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands. For additional financial information regarding our reportable business segments, see Note 16 of the Notes to Consolidated Financial Statements of this report.

Within the Commercial Snow & Ice reporting unit in our Work Truck Attachments segment, we offer a broad product line of snowplows and sand and salt spreaders for light trucks that we believe to be the most complete line offered in the U.S. and Canadian markets. We also provide a full range of related parts and accessories, which generates an ancillary revenue stream throughout the lifecycle of our snow and ice control equipment. With the acquisition of Venco Venturo in 2025, we also provide truck-mounted service cranes and dump hoists, and related parts and accessories. For the years ended December 31, 2025, 2024 and 2023, 80%, 82% and 84% of our net sales in our Work Truck Attachments segment were generated from sales of snow and ice control equipment and truck-mounted service cranes and dump hoists, respectively, and 20%, 18% and 16% of our net sales in our Work Truck Attachments segment were generated from sales of parts and accessories, respectively. While we measure sales of parts and accessories separately from equipment, they are integrated with one another and are not separable.

We sell our snow and ice control products through a distributor network primarily to professional snowplowers who are contracted to remove snow and ice from commercial and residential areas. We have engendered exceptional customer loyalty for our products because of our ability to satisfy the stringent demands of our customers for a high degree of quality, reliability and service. As a result, we believe our installed base is the largest in the light truck market with over 500,000 snowplows and sand and salt spreaders in service. Because sales of snowplows and sand and salt spreaders are primarily driven by the need of our core end‑user base to replace worn existing equipment, we believe our substantial installed base provides us with a high degree of predictable sales over any extended period of time.

We believe that the Commercial Snow & Ice reporting unit within our Work Truck Attachments segment has the snow and ice control industry’s most extensive distribution network worldwide, which consists of approximately 3,000 points of sale. Direct points of shipment are predominantly through North American truck equipment and lawn care equipment distributors. Many of our distributors are located throughout the snow belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada). We have longstanding relationships with many of our distributors. We continually seek to grow and optimize our network by opportunistically adding high‑quality, well‑capitalized distributors in select geographic areas and by cross‑selling our industry leading brands within our distribution network.

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

We believe we are a leader in operational efficiency in our industries, resulting from our application of lean manufacturing principles, our vertical integration, and a highly variable cost structure. We continually seek to use lean principles to reduce costs and increase the efficiency of our manufacturing operations. During the year ended December 31, 2025 we developed products in one facility that we own in Rockland, Maine. We also lease twenty-four manufacturing, service and upfit facilities, located in Iowa, Illinois, Maine, Maryland, Michigan, Missouri, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Wisconsin. Furthermore, our manufacturing efficiency allows us to deliver desired products quickly to our customers, especially during times of sudden and unpredictable snowfall events when our customers need our products immediately. During the year ended December 31, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852 for gross proceeds of $64,150, which was reduced by transaction costs of $5,494 for net cash proceeds of approximately $58,656. The properties in the sale leaseback transaction are comprised of three facilities located in Milwaukee, Wisconsin and four additional facilities located in each of Huntley, Illinois; Manchester, Iowa; Rockland, Maine; and Madison Heights, Michigan, totaling approximately 780,000 square feet of manufacturing and upfitting space. See Note 6 to our audited consolidated financial statements for additional information.

Our Industry

Work Truck Attachments Segment

Our Work Truck Attachments Segment participates in the snow and ice control equipment and work truck equipment industries in North America. These industries consist predominantly of domestic participants that manufacture their products in North America. The annual demand for snow and ice control equipment is driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end‑user. We believe actively‑used snowplows are typically replaced, on average, every 9 to 12 years.

We believe that sales of both light and heavy duty snow and ice control equipment are driven primarily by the replacement cycle of the existing installed base, which is predominantly a function of the average life of a snowplow or spreader and is driven by usage and maintenance practices of the end‑user. The primary factor influencing the replacement cycle for snow and ice control equipment for light trucks is the level, timing and location of snowfall and ice events. Sales of snow and ice control equipment in any given year and region are most heavily influenced by local snowfall levels in the prior snow season. Heavy snowfall during a given winter causes equipment usage to increase, resulting in greater wear and tear and shortened life cycles, thereby creating a need for replacement equipment and additional parts and accessories.

While snowfall levels vary within a given year and from year‑to‑year, snowfall, and the corresponding replacement cycle of snow and ice control equipment, is relatively consistent over multi‑year periods. The following chart depicts aggregate annual and ten‑year (based on the typical life of our snowplows) rolling average of the aggregate snowfall levels in cities in snow belt states across the United States where we monitor snowfall levels from 1983 to 2025 (covering 66 cities and 26 states through 2022, and 81 cities and 35 states since 2023). As the chart indicates, since 1984, aggregate snowfall levels in any given rolling ten‑year period have been fairly consistent, ranging from 2,623 to 3,345 inches. The lowest rolling ten-year period occurred with the snow season ended March 31, 2025.

Note:

The 10‑year rolling average snowfall is not presented prior to 1984 for purposes of the calculation due to lack of snowfall data prior to 1975. Snowfall data in this chart is not adjusted for snowfall outside of the cities and states reflected.

Source:	National Oceanic and Atmospheric Administration’s National Weather Service.

The demand for snow and ice control equipment, as well as truck-mounted cranes and dump hoists, can be influenced by general economic conditions in the United States, as well as local economic conditions in the snow‑belt regions in North America. In stronger economic conditions, our end‑users may choose to replace or upgrade existing equipment before its useful life has ended, while in weak economic conditions, our end‑users may seek to extend the useful life of equipment, thereby increasing the sales of parts and accessories. However, since snow and ice control management is a non‑discretionary service necessary to ensure public safety and continued personal and commercial mobility in populated areas that receive snowfall, end‑users cannot extend the useful life of snow and ice control equipment indefinitely and must replace equipment that has become too worn, unsafe or unreliable, regardless of economic conditions. While our parts and accessories yield slightly higher gross margins than our equipment, they yield significantly lower revenue than equipment sales, which adversely affects our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year‑to‑Year Variability.”

Long‑term growth in the overall snow and ice control equipment market also results from geographic expansion of developed areas in the snow belt regions of North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada), as well as consumer demand for technological enhancements in snow and ice control equipment and related parts and accessories that improves efficiency and reliability. Long-term growth in the truck-mounted crane and dump hoists markets result from consumer demand for technological enhancements and related parts and accessories that improve efficiency and reliability. Continued construction in the snow belt regions in North America increases the aggregate area requiring snow and ice removal, thereby growing the market for snow and ice control equipment. Additionally, there is continued potential for growth within Work Truck Attachments related to the sale of non-truck snow and ice control equipment, including utility terrain vehicle (“UTV”) plows and other such equipment. Additionally, in order to ensure reliable commerce and safe roads, distribution of our ice control equipment continues to expand into states south of the snow belt. The development and sale of more reliable, more efficient and more sophisticated products have historically contributed to an approximate 2% to 4% average unit price increase, with higher price increases in inflationary environments. There were multiple price increases ranging from the low-single digits to low-double digits that were implemented at various points in 2021 through 2023. In 2024 and 2025, average unit price increases were more in line with historical averages.

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

We believe our Work Truck Solutions segment is a regional market leader in the Northeast and Mid-Atlantic regions of the United States. We serve a variety of different customers that include dealers who typically sell to light and heavy duty truck end-users and to large national customers who purchase fleets of upfitted vehicles. Heavy duty truck end-users typically are comprised of local governments and municipalities which plan for and execute planned replacement of equipment over time. Approximately half of our revenues are derived from dealer customers, while approximately 40%-50% of our revenues are fleet sales and sales to governmental entities. Our remaining sales are derived from over the counter sales of parts and accessories.

Long term growth in the truck and vehicle upfit market will depend on technological advances in the component products and advances in the original equipment manufacturer’s vehicles, as well customer demand for such products. Along with technological advancements, end-users are demanding more specialized vehicles specifically related to their unique work related needs, which we expect will further increase demand. Along with technological advancements, products become more complex in the marketplace, thus increasing the importance of the role of the truck upfitter in the value chain. In 2021 through 2023, more significant price increases were implemented across Work Truck Solutions in response to materials, freight and labor inflation. There were multiple price increases ranging from the mid-single digits to low-double digits that were implemented at various points in 2022 and 2023. In 2024 and 2025, average unit price increases were more in line with historical averages of 2% to 4% per year.

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

Exceptional Customer Loyalty and Brand Equity. Our brands enjoy exceptional customer loyalty and brand equity in the snow and ice control equipment, truck-mounted crane and dump hoist equipment, and truck upfitting industries with both end‑users and distributors, which have been developed through over 75 years of superior innovation, productivity, reliability and support, consistently delivered year after year. We believe past brand experience, rather than price, is the key factor impacting our products.

Broadest and Most Innovative Product Offering in Work Truck Attachments. In our Work Truck Attachments segment, we provide the industry’s broadest product offering with a full range of snowplows, sand and salt spreaders, truck-mounted cranes, dump hoists, and related parts and accessories. We believe we maintain the industry’s largest and most advanced in‑house new product development program, historically introducing several new and redesigned products each year. Our broad product offering and commitment to new product development is essential to maintaining and growing our leading market share position as well as continuing to increase the profitability of our business. Meanwhile, at our Work Truck Solutions segment, each upfit is customized to the specific needs of our customers.

Extensive North American Distributor Network in Work Truck Attachments. With approximately 3,000 points of sale at our Work Truck Attachments segment, we benefit from having what we believe to be the most extensive distributor network in the light truck and heavy duty snow and ice control and truck equipment industries, providing a significant competitive advantage over our peers. Our distributors function not only as sales and support agents (providing access to parts and service), but also as industry partners providing real‑time end‑user information, such as retail inventory levels, changing consumer preferences or desired functionality enhancements, which we use as the basis for our product development efforts.

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

Strong Cash Flow Generation. We are able to generate significant cash flow as a result of relatively consistent high profitability, low capital spending requirements and predictable timing of our working capital requirements. Our significant cash flow has allowed us to reinvest in our business, pay down long term debt, pay substantial dividends to our stockholders, repurchase shares, and make strategic acquisitions.

Management Team. We believe our business benefits from an exceptional management team that is responsible for establishing our leadership in the light truck and heavy duty snow and ice control, truck equipment, and truck upfitting industries. Our senior management team consisted of three officers as of December 31, 2025. Effective March 3, 2025, Mark Van Genderen was elected the Company's President and Chief Executive Officer, replacing James Janik, the Company's Interim President and Chief Executive Officer. He has been with our Company since November 2020 and has served in various roles, including Chief Operating Officer and President, Work Truck Attachments, among others. Sarah C. Lauber has been our Chief Financial Officer since August 2017. Effective February 28, 2025, Christopher E. Bernauer was elected the Company's President, Work Truck Attachments. Through management’s strategic vision, we have been able to expand our distributor network and grow what we believe is our market leading position.

Our Business Strategy

Our business strategy is to capitalize on our competitive strengths to maximize cash flow to reinvest in our business, pay dividends, reduce indebtedness, pursue strategic acquisitions, execute repurchases under our stock repurchase program and to create stockholder value. We have also developed a management system called the Douglas Dynamics Management System (“DDMS”) that is intended to assist in value creation and enhanced customer service and includes a collection of tools to solve problems and deliver greater value to our customers by eliminating waste and improving the way we work. DDMS is an integrated system that continues to evolve with our business to deliver on strategic priorities and goals through a culture of continuous improvement, people who embrace change, world-class processes, and practical tools. The building blocks of our strategy are:

Continuous Product Innovation. We believe new product innovation is critical to maintaining and growing our market positions in the snow and ice control equipment and truck-mounted crane industries. We will continue to focus on developing innovative solutions to increase productivity, ease of use, reliability, durability and serviceability of our products and on incorporating lean manufacturing concepts into our product development process, which has allowed us to reduce the overall cost of development and, more importantly, to reduce our time‑to‑market.

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

Our Growth Opportunities

Opportunistically Seek New Products and New Markets, Including Through Acquisition. We plan to continue to evaluate other acquisition opportunities within our industry that can help us expand our distribution reach, enhance our technology and as a consequence improve the breadth and depth of our product lines. We also consider diversification and vertical integration opportunities in adjacent markets that complement our business model and could offer us the ability to leverage our core competencies to create stockholder value.

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

Order Backlog

We had total backlog of $328.0 million and $348.0 million at December 31, 2025 and 2024, respectively. Backlog information may not be indicative of results of operations for future periods.

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

Our Culture

For more than 75 years, Douglas Dynamics has been manufacturing what we believe to be the best products available on the market. Every day, our employees work hard to meet our customers’ needs, and every day we, as an organization, are focused on fostering a collaborative environment for our employees and offering them the opportunity to have ownership in our company's success. As of December 31, 2025, we employed 1,764 employees, all US based except for 10 employees who work in the Douglas Dynamics Sourcing Office located in Beijing, China. None of our employees are represented by a union and we are not party to any collective bargaining agreements. We believe that our focus on integrity, teamwork and high-performance have enabled us to create an ideal work environment for every one of our employees. Our Board of Directors and our Compensation Committee regularly receive updates from our senior management with respect to our health and safety, culture, and our internal talent development initiatives and priorities.

Our commitment to continuous improvement extends well beyond producing the highest quality products or driving shareholder value—we also value the growth, improvement and engagement of our employees.

Creating a culture of excellence is the key to our success, which is why we work hard to give our employees the tools and training to achieve more. We know that when our employees are taken care of, our business partners get the most out of their Douglas Dynamics experience, helping us to remain North America's premier manufacturer and upfitter of work trucks and equipment.

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

Instruction	Interaction	Application
In-Person & Virtual Classes	Coaching	Job Rotations
Self-Paced eLearning	Mentoring	Temporary Assignments
Conferences	Job Shadowing	Projects
Podcasts & Webcasts	Discussions	Challenging Projects
Books & Articles	Interest Groups	Role Playing
Websites	Book Clubs	Perform Responsibilities
Videos	Online Communities

We achieve the goals of DDU by:

●	Developing and delivering live and virtual instructor-led training, and eLearning
●	Managing the Douglas Dynamics Learning Center (DDLC) – an eLearning platform
●	Supporting projects that require training creation throughout DD
●	Developing and delivering team building activities upon request
●	Providing training solutions that can be delivered by other teams or certified trainers

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

Culture

Douglas Dynamics remains committed to fostering an inclusive workplace, recognizing opportunities for growth across our organization. We continue to explore strategies to attract diverse talent through recruiting firms, job-posting sites, and university programs designed to connect companies with qualified candidates from varied backgrounds. We remain committed to maintaining a good and inclusive culture.

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

Financing Program

We are party to a financing program in which certain distributors may elect to finance their purchases from us through a third party financing company. We provide the third party financing company recourse against us regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, we would be obligated to repurchase any remaining inventory related to the product financed and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2025, 2024 and 2023, distributors financed purchases of $7.3 million, $6.3 million and $9.0 million through this financing program, respectively. At both December 31, 2025 and December 31, 2024, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by our distributors to the third party financing company under this program at December 31, 2025 and 2024 was $7.8 million and $8.9 million, respectively. We were not required to repurchase repossessed inventory for the years ended December 31, 2025, 2024 and 2023.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require us to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Intellectual Property

We maintain patents relating to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 18 years of remaining life. Our patent applications date from 2005 through 2023.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 46 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON®, BRINEXTREME®, VENCO®, and VENTURO®) 13 Canadian registered trademarks, 5 European trademarks, 7 Chinese trademarks, 51 U.S. issued patents, and 7 Canadian patents.

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

Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In 2025 and 2024, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, which we purchase from several suppliers.

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

As a manufacturer through our Work Truck Attachments segment of snow and ice control equipment for light trucks and related parts and accessories, our sales depend primarily on the level, timing and location of snowfall in the regions in which we offer our products. A low level or lack of snowfall in any given year in any of the snow‑belt regions in North America (primarily the Midwest, East and Northeast regions of the United States as well as all provinces of Canada) will likely cause sales of our Work Truck Attachments snow and ice control products and a portion of our Work Truck Solutions products to decline in such year as well as the subsequent year, which in turn may adversely affect our results of operations and ability to generate cash flow. For example, our 2024 results were impacted by low snowfall in our core markets in the snow season ended March 31, 2024 leading to lower volumes, and our 2023 results were impacted by a significantly low amount of snowfall in the snow season ended March 31, 2023, where major cities along the I-95 corridor on the East Coast did not see any measurable snowfall. While snowfall was still below the 10-year average in the snow season ended March 31, 2025, it was improved from the prior snow season and so we experienced improved financial performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Year‑to‑Year Variability.” A sustained period of reduced snowfall events in one or more of the geographic regions in which we offer our products could cause our results of operations to decline and adversely affect our ability to generate cash flow. If unfavorable weather conditions are exacerbated by climate change or otherwise, our results of operations may be affected to a greater degree than we have previously experienced.

The year‑to‑year variability of our Work Truck Attachments segment can cause our results of operations and financial condition to be materially different from year‑to‑year and the seasonality of our Work Truck Attachments segment can cause our results of operations and financial condition to be materially different from quarter‑to‑quarter.

Because our Work Truck Attachments segment depends on the level, timing and location of snowfall, our results of operations vary from year‑to‑year. Additionally, because the annual snow season typically only runs from October 1 through March 31, our distributors typically purchase our snow and ice control products during the second and third quarters. As a result, we operate in a seasonal business. We not only experience seasonality in our sales, but also experience seasonality in our working capital needs. Consequently, our results of operations and financial condition of our Work Truck Attachments segment can vary from year‑to‑year, as well as from quarter‑to‑quarter, which could affect our ability to generate cash flow. If we are unable to effectively manage the seasonality and year‑to‑year variability of our Work Truck Attachments segment, our results of operations, financial condition and ability to generate cash flow may be adversely affected.

Risks Related to Economic Conditions

If economic conditions in the United States deteriorate, or if spending by governmental agencies is limited or reduced, our results of operations, financial condition and ability to generate cash flow may be adversely affected.

Historically, demand for snow and ice control equipment for light and heavy duty trucks, truck-mounted service cranes and dump hoists, as well as upfitted vehicles has been influenced by general economic conditions in the United States, as well as local economic conditions in the snow-belt regions in North America.

Weakened economic conditions and limited or reduced government spending may cause both our Work Truck Attachments and Work Truck Solutions end-users to delay purchases of replacement equipment and upfit vehicles and instead repair their existing equipment and vehicles, leading to a decrease in our sales of new equipment and upfitted vehicles. Weakened economic conditions and limited or reduced governmental spending may also cause our end-users to delay their purchases of new light and heavy duty trucks. Because our end-users tend to purchase new snow and ice control equipment concurrent with their purchase of new light or heavy duty trucks, their delay in purchasing new light or heavy duty trucks can also result in the deferral of their purchases of new snow and ice control equipment. The deferral of new equipment purchases during periods of weak economic conditions or limited or reduced government spending may negatively affect our results of operations, financial condition and ability to generate cash flow.

Weakened economic conditions or limited or reduced government spending may also cause both our Work Truck Attachments and Work Truck Solutions end-users to consider price more carefully in selecting new equipment and upfit vehicles, respectively. Historically, considerations of quality and service have outweighed considerations of price, but in a weak economy, or an environment of constrained government spending, price may become a more important factor. Any refocus away from quality in favor of cheaper equipment could cause end-users to shift away from our products to less expensive competitor products, or to shift away from our more profitable products to our less profitable products, which in turn would adversely affect our results of operations and our ability to generate cash flow.

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

Steel is a significant raw material used to manufacture our products. During 2025, our raw steel purchases were in amounts equivalent to approximately 6.1% of our revenue. During 2024, our raw steel purchases were in amounts equivalent to approximately 6.5% of our revenue. During 2023, our raw steel purchases were in amounts equivalent to approximately 10.0% of our revenue. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs and other trade restrictions. Steel prices are volatile and may also increase as a result of increased demand from the automobile and consumer durable sectors. If the price of steel increases, our variable costs may increase. We may not be able to mitigate these increased costs through the implementation of permanent price increases or temporary invoice surcharges, especially if economic conditions are weak and our distributors and end‑users become more price sensitive. If we are unable to successfully mitigate such cost increases in the future, our gross margins could decline. On December 17, 2024, we entered into a steel hedging agreement to reduce our exposure to commodity price swings. The steel hedging instrument had a notional quantity of 3,000 short tons, and was effective for the period August 1, 2025 through December 31, 2025, which we believe was slightly less than half of our exposure during the effective period.  Under the steel hedge agreement, we made fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge.

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

There is a growing consensus that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, may create financial risk to our business. For example, the demand for our products and services may be affected by unseasonable weather conditions, which was the case for our Work Truck Attachments segment during the snow seasons ended March 31, 2024 and 2023, where snowfall levels came in significantly below average. While snowfall was still below average in the snow season ended March 31, 2025, it was improved from the prior snow season and so we experienced improved financial performance. Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. We could also face indirect financial risks passed through the supply chain, and process disruptions due to climate changes could result in price modifications for our products and the resources needed to produce them.

Furthermore, customer, investor, and employee expectations in areas such as the environment, social matters and corporate governance (ESG) have been rapidly evolving. Specifically, certain customers are requiring information on our environmental sustainability plans and commitments, which we have not yet released publicly as of the date of this filing. In furtherance of our commitment to ESG matters, in 2025 we published our second ESG IMPACT Report, which is available on our website, www.douglasdynamics.com, to state our commitments and values in respect of a range of ESG topics and report our progress on certain related initiatives. We intend to update and augment this report on a periodic basis, and anticipate publishing our 2025 data in 2026. There can be no assurance of the extent to which any of our future plans or commitments will be achieved, or that any investments we make in furtherance of achieving any such plans, targets, goals or other commitments will meet customer, investor, employee or other stakeholder expectations and desires or any legal standards regarding sustainability performance.

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

We purchase certain components essential to our snowplows, sand and salt spreaders, truck-mounted service cranes and dump hoists from outside suppliers, including off‑shore sources. We also have OEM partners that supply truck chassis used in our truck upfitting operations. Most of our key supply arrangements can be discontinued at any time. A supplier may encounter delays in the production and delivery of such products and components or may supply us with products and components that do not meet our quality, quantity or cost requirements. In addition, an OEM may encounter difficulties and may be unable to deliver truck chassis according to our production needs, including as a result of computer chip shortages, labor strikes or otherwise, which may result in the deferral of sales to future periods. Additionally, a supplier may be forced to discontinue operations. Any discontinuation or interruption in the availability of quality products, components or truck chassis from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost end‑user sales, which could have an adverse effect on our business and financial condition.

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

We are subject to risks associated with U.S. policies affecting companies doing business internationally. Changes in laws or policies governing foreign trade, including the imposition of additional trade restrictions, tariffs, or import taxes on goods sourced or manufactured in countries such as China, could materially adversely affect our business, financial condition, and results of operations.

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

We are heavily dependent on our senior management team and employees. If we are unable to retain, attract, and motivate qualified employees, it may adversely affect our business.

Our continued success depends on the retention, recruitment and continued contributions of key management, finance, sales and marketing personnel, some of whom could be difficult to replace. Our success is largely dependent upon our senior management team. The loss of any one or more of such persons could have an adverse effect on our business and financial condition. Our ability to implement our business plan is dependent on our retaining, hiring, and training a large number of qualified employees every year. Our results of operations could be adversely affected by increased costs due to higher competition for employees, higher employee turnover, or increased employee benefit costs, which could be heightened as a result of adjustments to workforce levels in response to varying levels of demand. Effective March 3, 2025, Mark Van Genderen was elected the Company's President and Chief Executive Officer, replacing James Janik, the Company's Interim President and Chief Executive Officer. Effective February 28, 2025, Christopher E. Bernauer was elected the Company's President, Work Truck Attachments.

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

Our end‑user base in our Work Truck Attachments segment is highly concentrated among snow and ice mitigation professionals, who comprise over 50% of our end-users, many of whom are individual landscapers who remove snow during the winter and landscape during the rest of the year, rather than large, well‑capitalized corporations. These end‑users often depend upon credit to purchase our snow and ice control products. If credit is unavailable on favorable terms or at all, then these end‑users may not be able to purchase our snow and ice control products from our distributors, which would in turn reduce sales and adversely affect our results of operations and ability to generate cash flow.

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

In our Work Truck Attachments segment, we primarily compete with regional manufacturers of snow and ice control equipment and for light trucks and manufacturers of truck-mounted service cranes and dump hoists. While we are the most geographically diverse company in our industry, we may face increasing competition in the markets in which we operate. Additionally, in our Work Truck Solutions segment, we compete with other market leaders in the municipal snow and ice manufacturing and truck upfit industries. In saturated markets, price competition may lead to a decrease in our market share or a compression of our margins, both of which would affect our profitability. Moreover, current or future competitors may grow their market share and develop superior service and may have or may develop greater financial resources, lower costs, superior technology or more favorable operating conditions than we maintain. As a result, competitive pressures we face may cause price reductions for our products, which would affect our profitability or result in decreased sales and operating income. Additionally, saturation of the markets in which we compete or channel conflicts among our brands and shifts in consumer preferences may increase these competitive pressures or may result in increased competition among our distributors and affect our sales and profitability. In addition, price competition among the distributors that sell our products could lead to significant margin erosion among our distributors, which could in turn result in compressed margins or loss of market share for us. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for light trucks are The Toro Company (the manufacturer of the Boss brand of snow and ice control equipment) and Buyers Products Company, and that these companies represent our primary competitors for light truck market share for our Work Truck Attachments segment. Management believes that, after ourselves, the next largest competitors in the market for snow and ice control equipment for heavy trucks are Monroe and Viking and that these companies represent our primary competitors for heavy truck market share for our Work Truck Solutions segment. Management believes that other national market leaders in the truck upfitting industry are Knapheide, Reading, and Utilimaster, and regional competitors include Hartford Truck and PJ’s Truck Bodies, and that these companies represent our primary competitors for the upfit market share for our Work Truck Solutions segment.

The statements regarding our industry, market positions and market share in this filing are based on our management’s estimates and assumptions. While we believe such statements are reasonable, such statements have not been independently verified.

Information contained in this Annual Report on Form 10‑K concerning the snow and ice control equipment, truck equipment, and truck upfitting industries, our general expectations concerning these industries and our market positions and other market share data regarding the industries are based on estimates our management prepared using end‑user surveys, anecdotal data from our distributors and distributors that carry our competitors’ products, our results of operations and management’s past experience, and on assumptions made, based on our management’s knowledge of this industry, all of which we believe to be reasonable. These estimates and assumptions are inherently subject to uncertainties, especially given the year‑to‑year variability of snowfall and the difficulty of obtaining precise information about our competitors, and may prove to be inaccurate. In addition, we have not independently verified the information from any third‑party source and thus cannot guarantee its accuracy or completeness, although management also believes such information to be reasonable. Our actual operating results may vary significantly if our estimates and outlook concerning the industry, snowfall patterns, our market positions or our market shares turn out to be incorrect.

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

We rely on our manufacturing facilities, so unexpected or sustained disruptions, including a significant loss of any facility, could negatively affect our production capabilities and operating results.

Our operations depend heavily on the uninterrupted functioning of our manufacturing facilities, distribution centers, and key support locations. Any significant disruption at one or more of these sites, whether due to equipment failure, process interruptions, power outages, labor shortages, natural disasters, severe weather events, cybersecurity incidents, fires, floods, or other unforeseen operational issues, could impair our ability to manufacture products, fulfill customer orders, or maintain normal business processes. Even short‑term downtime can lead to increased costs, reduced efficiencies, and delayed shipments. In addition, certain facilities manufacture unique or highly specialized components that are not easily transferable to other locations, making those sites particularly critical to our supply chain and production capabilities. While we believe we have robust business continuity plans in place, a catastrophic loss of any of our facilities, or recurring operational challenges that require extended downtime or material capital investments, could require us to source production from third‑party manufacturers, accelerate unplanned capital spending, or shift volumes to other internal facilities that may not have available capacity. These actions may result in higher operating costs, lower margins, and disruptions in customer relationships.

The process of implementing an ERP system could adversely impact our ability to produce timely financial statements or our internal control over financial reporting.

We are currently in the process of an enterprise resource planning ("ERP") implementation at several of our businesses, which will replace their current system. We may not be able to successfully implement the ERP system without delays related to resource constraints or challenges with the design or testing phases of the implementation. Inefficiencies in our financial reporting processes due to the conversion to a new ERP system could adversely affect our ability to produce accurate financial statements on a timely basis until the new ERP system and processes have matured. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP system is not successfully implemented.

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

In November 2025, we acquired Venco Venturo. We may not be able to achieve the projected financial performance from the acquisition or we may incur unexpected costs or liabilities as a result of the transaction. If in the future we acquire another company or its assets, it may be difficult to assimilate the acquired businesses, products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and ability to compete and gain market share. Mergers and acquisitions are inherently risky and are subject to many factors outside our control. No assurance can be given that any future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders. We also may need to make further investments to support any acquired company and may have difficulty identifying and acquiring appropriate resources. If we divest or otherwise exit certain portions of our business in connection with a strategic transaction, we may be required to record additional expenses, and our estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets, including goodwill and purchased intangible assets, could change.

If we are unable to enforce, maintain or continue to build our intellectual property portfolio, or if others invalidate our intellectual property rights, our competitive position may be harmed.

Our patents relate to snowplow mounts, assemblies, hydraulics, electronics and lighting systems, brooms, sand, salt and fertilizer spreader assemblies, reel handlers and carriers and shelving systems. Patents are valid for the longer period of 17 years from issue date or 20 years from filing date. The duration of the patents we currently possess range between less than one year and 18 years of remaining life. Our patent applications date from 2005 through 2023.

We rely on a combination of patents, trade secrets and trademarks to protect certain of the proprietary aspects of our business and technology. We hold approximately 46 U.S. registered trademarks (including the trademarks WESTERN®, FISHER®, DEJANA®, SNOWEX®, TURFEX®, SWEEPEX®, HENDERSON®, BRINEXTREME®, VENCO®, and VENTURO®) 13 Canadian registered trademarks, 5 European trademarks, 7 Chinese trademarks, 51 U.S. issued patents, and 7 Canadian patents. Although we work diligently to protect our intellectual property rights, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use by others. In addition, in the event a third party challenges the validity of our intellectual property rights, a court may determine that our intellectual property rights may not be valid or enforceable. An adverse determination with respect to our intellectual property rights may harm our business prospects and reputation. Third parties may design around our patents or may independently develop technology similar to our trade secrets. The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our technology and our brands, and harm our competitive position. Although we have no reason to believe that our intellectual property rights are vulnerable, previously undiscovered intellectual property could be used to invalidate our rights.

If we are unable to develop new products or improve upon our existing products on a timely basis, it could have an adverse effect on our business and financial condition.

We believe that our future success depends, in part, on our ability to develop on a timely basis new technologically advanced products or improve upon our existing products in innovative ways that meet or exceed our competitors’ product and upfit offerings. Continuous product innovation, including through vertical integration efforts, ensures that our consumers have access to the latest products and features when they consider buying snow and ice control equipment, truck-mounted service cranes, and truck upfits. Maintaining our market position will require us to continue to invest in research and development and sales and marketing. Product development requires significant financial, technological and other resources. We may be unsuccessful in making the technological advances necessary to develop new products or improve our existing products to maintain our market position. Industry standards, end‑user expectations or other products may emerge that could render one or more of our products less desirable or obsolete. If any of these events occur, it could cause decreases in sales, a failure to realize premium pricing and an adverse effect on our business and financial condition.

Our ability to meet our financial projections and successfully execute key business initiatives is subject to a number of risks and uncertainties.

Our future performance depends on our ability to execute planned business initiatives, including operational improvements, cost‑reduction programs, capacity expansions, new product introductions, and other strategic priorities. These initiatives may require substantial investment of management time and of resources, organizational change, or coordination across multiple facilities. Delays, higher‑than‑expected costs, or the inability to successfully implement these initiatives could prevent us from achieving our forecasted financial results and could materially affect our competitive position.

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

While we monitor our compliance with applicable laws and regulations and attempt to budget for anticipated costs associated with compliance, we cannot predict the future cost of such compliance. In 2025, the amount expended for such compliance was insignificant, but we could incur material expenses in the future in the event of future legislation changes or unforeseen events, such as a workplace accident or environmental discharge, or if we otherwise discover we are in non‑compliance with an applicable regulation. In addition, under these laws and regulations, we could be liable for:

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

As of December 31, 2025, we had approximately $144.0 million of senior secured indebtedness, $5.0 million in outstanding borrowings under our revolving credit facility and $119.5 million of borrowing availability under the revolving credit facility. We may also be able to incur substantial indebtedness in the future, including senior indebtedness, which may or may not be secured.

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

The Vice President of Information Technology, in coordination with executive leadership including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Vice President of Information Technology monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee when appropriate.

The Vice President of Information Technology has been with the Company for over 25 years in various roles in information technology and information security. The Company’s CEO and CFO each hold undergraduate and graduate degrees in their respective fields, and each have over 25 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected,  nor are they reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

Item 2.  Properties

Our significant facilities by location, ownership, and function as of December 31, 2025 are as follows:

Location	Ownership	Products / Use
Milwaukee, Wisconsin	Leased	Corporate headquarters
Milwaukee, Wisconsin (1)	Leased	Work Truck Attachments
Albany, New York	Leased	Work Truck Solutions
Baltimore, Maryland (1)	Leased	Work Truck Solutions
Bucyrus, Ohio	Leased	Work Truck Solutions
Chalfont, Pennsylvania	Leased	Work Truck Solutions
Cinnaminson, New Jersey	Leased	Work Truck Solutions
Fulton, Missouri	Leased	Work Truck Solutions
Huntley, Illinois	Leased	Work Truck Solutions
Kansas City, Missouri	Leased	Work Truck Solutions
Kenvil, New Jersey	Leased	Work Truck Solutions
Kings Park, New York (1)	Leased	Work Truck Solutions
Madison Heights, Michigan	Leased	Work Truck Attachments
Manchester, Iowa (1)	Leased	Work Truck Solutions
Queensbury, New York	Leased	Work Truck Solutions
Rockland, Maine	Owned	Work Truck Attachments
Rockland, Maine	Leased	Work Truck Attachments
Sharonville, Ohio (1)	Leased	Work Truck Attachments
Skowhegan, Maine	Leased	Work Truck Solutions
Smithfield, Rhode Island	Leased	Work Truck Solutions
Watertown, New York	Leased	Work Truck Solutions
China	Leased	Sourcing Office

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

Item 4.  Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers as of February 24, 2026 were as follows:

Name	Age	Position
Mark Van Genderen	57	President and Chief Executive Officer
Sarah C. Lauber	54	Executive Vice President, Chief Financial Officer & Secretary
Christopher E. Bernauer	55	President, Work Truck Attachments

Mark Van Genderen has been serving as our President and Chief Executive Officer since March 2025. Prior to this role, he served as our Chief Operating Officer and President, Work Truck Attachments since September 2024, President, Work Truck Attachments since January 2023, President, Commercial Snow & Ice from September 2021 until January 2023 and as Vice President of Business Development from November 2020 until September 2021.  Prior to his time at Douglas Dynamics, Mr. Van Genderen spent 21 years in various leadership roles at the Harley-Davidson Motor Company, manufacturer of premium motorcycles. While at Harley-Davidson, he held a diverse range of responsibilities including leadership roles in manufacturing, product development, sales and marketing, finance, and dealer development. More recently, he led Harley-Davidson’s expansion in Latin America, the company’s parts and accessories product development function, and the riding gear and lifestyle apparel division, which include the company’s eCommerce business.

Sarah C. Lauber has been serving as our Executive Vice President, Chief Financial Officer and Secretary since March 2023. Prior to this role, she served as our Chief Financial Officer and Secretary from August 2017 until March 2023. Prior to joining us, Ms. Lauber served as Senior Vice President and Chief Financial Officer of Jason Industries, Inc., a global industrial manufacturing company, since January 2016 and as Jason Industries’ Chief Financial Officer since 2015. Prior to joining Jason Industries, Ms. Lauber served as Senior Vice President, Financial Planning and Analysis at Regal Rexnord Corporation (f/k/a Regal Beloit Corporation), a manufacturer of electric motors, electric motion controls, power generation and power transmission products, from 2011 until 2015. Ms. Lauber previously was employed by A.O. Smith Corporation’s Electrical Products Company (“EPC”) from 2002 until 2011 and held various roles, the latest of which was Chief Financial Officer from 2006 until EPC was acquired by Regal Rexnord in 2011. Ms. Lauber is a member of the board of directors of The Timken Company, where she serves on the audit and compensation committees of the board of directors.

Christopher E. Bernauer has been serving as our President, Work Truck Attachments since February 2025. Prior to his time at Douglas Dynamics, Mr. Bernauer held leadership positions at multiple companies primarily within the automotive, motorcycle, and marine sectors. Most recently from June 2023 through February 2025 he served as President and CEO of Temperature Systems, Inc., a HVAC/R distribution company. Prior to that, from May 2020 through February 2023 he served as President of Harris & Cypress Cay Pontoons, a division of Brunswick Corporation. Mr. Bernauer spent a total of 18 years at the Harley-Davidson Motor Company in various leadership roles including Platform Director for the Sportster platform and General Manager of Dealer Development & Consulting. Additionally, Mr. Bernauer served as Executive Vice President, General Manager & Vice President of Sales at the Indian Motorcycle Company and initially began his career as a Manufacturing Quality Specialist at Toyota Motor Manufacturing.

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

At February 24, 2026, there were

61

 registered record holders of our Common Stock.

In accordance with our dividend policy, dividends are declared and paid quarterly at the discretion of the board of directors. Additionally, special dividends may be declared and paid at the discretion of the board of directors. We paid quarterly dividends to the holders of our Common Stock in 2024 and 2025.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2021 and December 31, 2025, with the cumulative total return of The Dow Jones Industrial Average and Russell 2000 Index. This graph assumes the investment of $100 on January 1, 2021 in our common stock, the Dow Jones Industrial Average and Russell 2000 Index, and assumes the reinvestment of dividends. The Russell 2000 was chosen because we do not believe we can reasonably identify an industry index or specific peer group that would offer a meaningful comparison. The Russell 2000 represents a broad-based index of companies with similar market capitalization.

We did not sell any equity securities during 2025 in offerings that were not registered under the Securities Act.

Issuer Repurchases of Equity Securities

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value (the "2022 repurchase plan"). This authorization does not have an expiration date. Repurchases under the 2022 repurchase plan may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of shares under this authorization. This 2022 repurchase plan does not obligate us to acquire any particular amount of shares and the 2022 repurchase plan may be extended, modified, suspended or discontinued at any time at the Company's discretion. Shares repurchased under the 2022 repurchase plan are retired.

Total share repurchases under the 2022 repurchase plan for the quarter ended December 31, 2025 were as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
10/1/2025 - 10/31/2025	-	$-	-	$38,000
11/1/2025 - 11/30/2025	-	$-	-	$38,000
12/1/2025 - 12/31/2025	-	$-	-	$38,000
Total	-	$-	-	$38,000

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2024 and 2025 should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. For a discussion and analysis of the year ended December 31, 2024 compared to December 31, 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10‑K, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward‑looking statements contained in this Annual Report on Form 10‑K.

Results of Operations

Operating Segments

We conduct business in two segments: Work Truck Attachments and Work Truck Solutions. Under this reporting structure, our two reportable business segments are as follows:

Work Truck Attachments.  The Work Truck Attachments segment includes our operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN®, and SNOWEX® brands, and truck-mounted service cranes and dump hoists under the VENCO® and VENTURO® brands. As described under “Seasonality and Year-To- Year Variability,” the Work Truck Attachments segment is seasonal and, as a result, its results of operations can vary from quarter-to-quarter and from year-to-year.

Work Truck Solutions.  The Work Truck Solutions segment includes manufactured municipal snow and ice control products under the HENDERSON® brand and the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands.

See Note 16 to the Consolidated Financial Statements for information concerning individual segment performance for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

Business Update

As a result of recent market volatility, supply chain disruptions, labor strikes, labor shortages, tariffs, inflationary pressures (including around materials, freight, labor and benefits), and other economic trends, our results of operations have been impacted in the years ended December 31, 2025, 2024 and 2023, and may be significantly impacted in future years. See below for further discussion of the impact to our financial statements.

We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects.  In January 2024, we implemented the 2024 Cost Savings Program, which was primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions in 2024. See Note 21 to the Consolidated Financial Statements for additional information regarding the 2024 Cost Savings Program. As discussed in Note 6 and Note 8 to the Consolidated Financial Statements, in September 2024, we executed a sale leaseback transaction for gross proceeds of $64.2 million, and, using a portion of the proceeds, we paid down $42.0 million on our term loan.  In addition, as discussed in Note 8 to the Consolidated Financial Statements, in March 2025, we refinanced our term loan. In consideration of these recent macroeconomic trends and the various actions that we have taken to preserve our liquidity, cash on hand and cash we generated from operations, as well as available credit under our senior credit facilities, provided adequate and incremental funds throughout 2025, and we expect will continue to provide us with adequate funds in the foreseeable future.

On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Powers Act. It is unclear at this time what impact this decision will have on our future financial results, including whether we will be able to obtain refunds of amounts previously collected for such tariffs or the level of replacement tariffs the current U.S. Administration imposes through other means.

Overview

While our Work Truck Solutions operations are not as reliant on snowfall, snowfall is still the primary factor in evaluating our business results due to its significant impact on the results of operations of our Work Truck Attachments segment. We typically compare the snowfall level in a given period both to the snowfall level in the prior season and to those snowfall levels we consider to be average. References to “average snowfall” levels below refer to the aggregate average inches of snowfall recorded in cities in snow‑belt states in the United States during the annual snow season, from October 1 through March 31, from 1980 to 2025 (covering 66 cities and 26 states through 2022, and 81 cities and 35 states since 2023). During this period, snowfall averaged 2,967 inches, with the low in such period being 1,794 inches and the high being 4,502 inches. Meanwhile, over the last 10 years, snowfall averaged 2,623 inches for the snow periods ending March 31, 2016 through 2025. The lowest rolling ten-year period occurred with the snow season ended March 31, 2025.

During the six‑month snow season ended March 31, 2025, snowfall was 2,445 inches, which was 17.6% lower than averages from 1980 to 2025. During the six‑month snow season ended March 31, 2024, we experienced snowfall that was 38.4% lower than averages from 1980 to 2024. During the six-month snow season ended March 31, 2023, we experienced snowfall that was 11.4% lower than averages from 1980 to 2023. Snowfall was 6.8% below average during the snow season ended March 31, 2025 when compared to the average over the last 10 years and was the seventh snow season in a row below this average. Snowfall was 32.9% below average during the snow season ended March 31, 2024 when compared to the average over the previous 10 years. Additionally, the timing and location of snowfall can have an impact on our financial results. Specifically, in the snow season ended March 31, 2024, low snowfall in our core markets led to lower volumes, and in the snow season ended March 31, 2023, major cities along the I-95 corridor on the East Coast did not see any measurable snowfall. We believe the below-average snowfall in the years ended December 31, 2025 and 2024 negatively impacted our business. In 2023 and 2024, we encountered chassis availability issues with certain of our OEM partners, which negatively impacted our business.

The following table sets forth, for the periods presented, the consolidated statements of income of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2023, 2024 and 2025 have been derived from our audited consolidated financial statements. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10‑K.

	For the year ended December 31,
	2023	2024	2025
	(in thousands)

Net sales	$568,178	$568,504	$656,053
Cost of sales	433,908	421,667	481,373
Gross profit	134,270	146,837	174,680
Selling, general, and administrative expense	78,841	91,682	94,891
Impairment charges	-	1,224	-
Gain on sale leaseback transaction	-	(42,298)	-
Intangibles amortization	10,520	7,520	6,181
Income from operations	44,909	88,709	73,608
Interest expense, net	(15,675)	(15,260)	(12,114)
Debt modification expense	-	-	(176)
Loss on extinguishment of debt	-	-	(156)
Other income, net	-	442	344
Income before taxes	29,234	73,891	61,506
Income tax expense	5,511	17,740	14,609
Net income	$23,723	$56,151	$46,897

The following table sets forth, for the periods indicated, the percentage of certain items in our consolidated statement of income data, relative to net sales:

	For the year ended December 31,
	2023	2024	2025

Net sales	100.0%	100.0%	100.0%
Cost of sales	76.4%	74.2%	73.4%
Gross profit	23.6%	25.8%	26.6%
Selling, general, and administrative expense	13.9%	16.1%	14.5%
Impairment charges	0.0%	0.2%	0.0%
Gain on sale leaseback transaction	0.0%	(7.4)%	0.0%
Intangibles amortization	1.8%	1.3%	0.9%
Income from operations	7.9%	15.6%	11.2%
Interest expense, net	(2.8)%	(2.7)%	(1.8)%
Debt modification expense	0.0%	0.0%	(0.0)%
Loss on extinguishment of debt	0.0%	0.0%	(0.0)%
Other income, net	0.0%	0.1%	(0.0)%
Income before taxes	5.1%	13.0%	9.4%
Income tax expense	0.9%	3.1%	2.3%
Net income	4.2%	9.9%	7.1%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Sales. Net sales were $656.1 million for the year ended December 31, 2025 compared to $568.5 million in 2024, an increase of $87.6 million, or 15.4%. Net sales increased for the year ended December 31, 2025 primarily due to higher volumes at Work Truck Solutions, as well as higher volumes at Work Truck Attachments related to strong snowfall in the fourth quarter of 2025. See below for a discussion of net sales for each of our segments.

	For the year ended December 31,
	2023	2024	2025
Net sales
Work Truck Attachments	$291,723	$256,010	$295,726
Work Truck Solutions	276,455	312,494	360,327
	$568,178	$568,504	$656,053

Net sales at our Work Truck Attachment segment were $295.7 million for the year ended December 31, 2025 compared to $256.0 million in the year ended December 31, 2024, an increase of $39.7 million primarily due to improved snowfall in our core markets leading to higher volumes in 2025, and price increase realization.  In 2024, the impact of multiple years of below average snowfall led to lower volumes that year. The full snow season ended March 2025 was approximately 6.8% below the 10-year average, while the snow season ended March 2024 was approximately 39% below the 10-year average.

Net sales at our Work Truck Solutions segment were $360.3 million for the year ended December 31, 2025 compared to $312.5 million in the year ended December 31, 2024, an increase of $47.8 million due primarily as a result of higher municipal volumes, improved throughput, price increase realization, as well as higher sales of Company-purchased chassis.

Cost of Sales. Cost of sales was $481.4 million for the year ended December 31, 2025 compared to $421.7 million in 2024, an increase of $59.7 million, or 14.2%. The increase in cost of sales for the year ended December 31, 2025 compared to the prior year was driven by the higher volumes. Cost of sales as a percentage of net sales decreased from 74.2% for the year ended December 31, 2024 to 73.4% for the year ended December 31, 2025. The decrease in cost of sales as a percentage of sales in the year ended December 31, 2025 when compared to the year ended December 31, 2024 was primarily due to improved throughput at Work Truck Solutions.

Gross Profit. Gross profit was $174.7 million for the year ended December 31, 2025 compared to $146.8 million in 2024, an increase of $27.9 million, or 19.0%, due to the increase in net sales described above under “—Net Sales.” As a percentage of net sales, gross profit increased from 25.8% for the year ended December 31, 2024 to 26.6% for the corresponding period in 2025, as a result of the factors discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense. Selling, general and administrative expenses, including intangible asset amortization, were $101.1 million for the year ended December 31, 2025 compared to $99.2 million for the year ended December 31, 2024, an increase of $1.9 million, or 1.9%. The increase compared to the year ended December 31, 2024 was due to higher incentive-based compensation of $6.5 million and higher stock based compensation of $1.9 million resulting from the increase in operating performance, as well as higher acquisition-related expenses of $1.4 million related to the Venco Venturo acquisition. The increase was somewhat offset by a decrease of $5.2 million in transaction costs related to the sale leaseback transaction in 2024, a decrease of $1.4 million in CEO transition costs, and a decrease in severance costs of $0.9 million related to salaried headcount reductions at our Work Truck Attachments segment and our corporate function as part of our 2024 Cost Savings Program. As a percentage of net sales, selling, general and administrative expenses, including intangibles amortization, decreased from 17.4% for the year ended December 31, 2024 to 15.4% for the corresponding period in 2025.

Impairment Charges. Impairment charges were $0.0 in the year ended December 31, 2025 compared to $1.2 million in the prior year. The impairment charges in 2024 relate to certain internally developed software at our Work Truck Attachments segment and represent the full capitalized value of the software.

Gain on Sale Leaseback Transaction. Gain on sale leaseback transaction was $42.3 million in the year ended December 31, 2024 compared to none in the current year, see Note 6 to the Consolidated Financial Statements for additional information on the sale leaseback transaction.

Debt Modification Expense. Debt modification expense was $0.2 million in the year ended December 31, 2025. The debt modification expense in 2025 related to fees incurred in conjunction with the Company’s March 26, 2025 refinancing of its term loan and revolving credit facilities.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $0.2 million in the year ended December 31, 2025. The loss on extinguishment of debt in 2025 related to fees incurred in conjunction with the Company’s March 26, 2025 refinancing of its term loan and revolving credit facilities.

Interest Expense. Interest expense was $12.1 million for the year ended December 31, 2025 compared to $15.3 million in the corresponding period in 2024. The decrease in interest expense for the year ended December 31, 2025 was primarily due to lower interest on our term loan of $2.3 million and lower interest on our revolver of $2.0 million, somewhat offset by higher floor plan interest of $1.4 million.  See Note 4 to the Consolidated Financial Statements for additional information regarding the floor plan agreement.

Income Tax Expense. Our effective combined federal and state tax rate for 2025 was 23.8% compared to 24.0% for 2024. The effective tax rate for the year ended December 31, 2025 was favorably impacted by the release of certain valuation allowances, as well as lower reserves for uncertain tax positions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The largest item affecting the deferred taxes is the difference between book and tax amortization of goodwill and other intangible amortization.

Net Income. Net income for the year ended December 31, 2025 was $46.9 million compared to net income of $56.2 million for 2024, a decrease of $9.3 million. This decrease was driven by the factors described above.

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

Work Truck Solutions Segment Revenue Recognition

The Work Truck Solutions segment primarily participates in the truck and vehicle upfitting industry in the United States. Customers are billed separately for the truck chassis by the chassis manufacturer. When customers are billed separately for the truck chassis by the chassis manufacturer, we only record sales for the amount of the upfit, excluding the truck chassis. Generally, we obtain the truck chassis from the truck chassis manufacturer through either our floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer. Additionally, in some instances we upfit chassis which are owned by the end customer.  For truck chassis acquired through the floor plan agreement, we hold title to the vehicle from the time the chassis is received by us until the completion of the up-fit. Under the bailment pool agreement, we do not take title to the truck chassis, but rather only hold the truck chassis on consignment. We pay interest on both of these arrangements. We record revenue in the same manner net of the value of the truck chassis in both our floor plan and bailment pool agreements. We do not set the price for the truck chassis, are not responsible for the billing of the chassis and do not have inventory risk in either the bailment pool or floor plan agreements. The Work Truck Solutions segment also has manufacturing operations of municipal snow and ice control equipment, where revenue is recognized upon shipment of equipment to the customer.

Revenues from the sales of the Work Truck Solutions products are recognized net of the truck chassis in cases where customers are billed separately for the truck chassis by the chassis manufacturer, with the selling price to the customer recorded as sales and the manufacturing and up-fit cost of the product recorded as cost of sales. In these cases, we act as an agent as we do not have inventory or pricing control over the truck chassis. Within the Work Truck Solutions segment, we also sell certain third-party products for which we act as an agent. These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K for a more detailed description of our revenue recognition policies.

Indefinite Lived Intangible Assets

We perform an annual impairment test for our indefinite lived intangible assets, and more frequently if an event or circumstances indicate that an impairment loss has been incurred. We carry tradenames associated with certain brands within each of our reporting units. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of impairment is determined by the amount the carrying value of the intangible asset exceeds its fair value.  If the fair value of the tradename is greater than the carrying amount, there is no impairment. If the carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference. Annual impairment tests conducted by us on October 1, 2025, December 31, 2024 and December 31, 2023 resulted in no adjustment to the carrying value of our indefinite lived intangible assets.

Our indefinite lived intangible assets could be impaired in future periods. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

●	a prolonged global economic crisis;

●	significant inflation or disruptions in the supply of chassis or component parts, as a result from tariffs, computer chip shortages, labor strikes or otherwise;

●	a decrease in the demand for our products;

●	the inability to develop new and enhanced products and services in a timely manner;

●	a significant adverse change in legal factors or in the business climate;

●	an adverse action or assessment by a regulator; and

●	successful efforts by our competitors to gain market share in our markets.

At October 1, 2025, our Dejana reporting unit had a tradename of $14.0 million and an estimated fair value of $18.7 million. If we are unable to attain the financial projections used in calculating the fair value, or if there are significant market conditions impacting the market approach, including the factors noted above, our Dejana tradename could be at risk of impairment. If we experience delays by our supplier and OEM partners in the production and delivery of chassis for a prolonged period of time, which could negatively affect our financial results, the Dejana tradename may be impaired. The discount rate and royalty rate used in the calculation of the fair value are sensitive and based on our assumptions, and changes to those assumptions could cause the Dejana tradename to be at risk of impairment. There were no indicators of impairment subsequent to the October 1, 2025 impairment test.

Goodwill

We perform an annual impairment test for goodwill and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset. The amount of goodwill impairment is determined by the amount the carrying value of the reporting unit exceeds its fair value.  We have determined we have four reporting units, and all significant decisions are made on a company-wide basis by our chief operating decision maker. The fair value of the reporting unit is estimated by using an income and market approach. The estimated fair value is compared with our aggregate carrying value. If our fair value is greater than the carrying amount, there is no impairment. If our carrying amount is greater than the fair value, an impairment loss is recognized equal to the difference.  In 2025, management changed the date of its annual goodwill impairment testing from December 31 to October 1, which is considered a change in accounting principle. As the testing dates fall within the same quarter, goodwill is not at significant risk of impairment, and the change in date is not anticipated to have a material impact on the impairment testing results, management concluded that the change in impairment testing date is preferrable. Annual impairment tests conducted by us on October 1, 2025 and December 31, 2024 resulted in no adjustment to the carrying value of our goodwill.

The Work Truck Attachments segment consists of two reporting units: Commercial Snow & Ice and Venco Venturo.  The impairment tests performed as of October 1, 2025 and December 31, 2024 indicated no impairment for the Commercial Snow & Ice reporting unit.  The goodwill related to the Venco Venturo reporting unit was established in November 2025 as part of the acquisition of Venco Venturo. Due to the timing of the acquisition, no impairment testing was performed on Venco Venturo goodwill. The Work Truck Solutions consists of two reporting units: Municipal and Dejana. Each of the Municipal and Dejana reporting units had $0 in goodwill at October 1, 2025 and December 31, 2024.

Liquidity and Capital Resources

Our principal sources of cash have been and we expect will continue to be cash from operations and borrowings under our senior credit facilities.

Our primary uses of cash are to provide working capital, meet debt service requirements, finance capital expenditures and investments in the business, pay dividends under our dividend policy, repurchase shares of our common stock, and support our growth, including through potential acquisitions, and for other general corporate purposes. For a description of the seasonality of our working capital rates see “—Seasonality and Year‑To‑Year Variability.”

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

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at our discretion. We made $6.0 million in share repurchases during the year ended December 31, 2025. We made no share repurchases during the year ended December 31, 2024.

As of December 31, 2025, we had liquidity comprised of approximately $8.3 million in cash and cash equivalents and borrowing availability of approximately $119.5 million under our revolving credit facility. We have taken various steps to preserve liquidity, including reducing discretionary spending and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects.  In January 2024, we implemented the 2024 Cost Savings Program, which was primarily in the form of restructuring charges for salaried headcount reductions and impacted both the Work Truck Attachments segment and corporate functions in 2024. In addition, as discussed in Note 6 and Note 8 to the Consolidated Financial Statements, in September 2024, we executed a sale leaseback transaction for gross proceeds of $64.2 million, and, using a portion of the proceeds, we paid down $42.0 million on our term loan. In consideration of the ongoing macroeconomic factors facing the Company and the various actions we have taken to preserve our liquidity, we expect that cash on hand, cash generated from operations, as well as available credit under our senior credit facilities will provide adequate funds for the purposes described above for both 12 months from the date of this report, as well as beyond 12 months from the date of this report.

On March 26, 2025, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which amended and restated the Credit Agreement dated June 9, 2021 (as amended by Amendment No. 1, dated as of January 5, 2023, Amendment No. 2, dated as of July 11, 2023, and Amendment No. 3, dated as of January 29, 2024, the “Original Credit Agreement"). The Credit Agreement provides for a senior secured term loan to the Term Loan Borrower in the amount of $150.0 million and a senior secured revolving credit facility available to the Revolving Loan Borrowers in the amount of $125.0 million, of which $10.0 million is available in the form of letters of credit and $15.0 million is available for the issuance of short-term swingline loans. The Credit Agreement also allows the Borrowers to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175.0 million, subject to specified terms and conditions. The final maturity date of the Credit Agreement is March 26, 2030. The Company applied the proceeds of the senior secured term loan facility under the Credit Agreement to refinance its existing senior secured term loan and revolving credit facilities under the Original Credit Agreement and for the payment of transaction consideration and expenses in connection with the Credit Agreement. The Company is required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on the Company's Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.000%, depending on the Company's Leverage Ratio. The Credit Agreement provides that the Company have the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) a margin ranging from 1.375% to 2.000%, depending on the Company's s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.000% per annum, depending on the Company's Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest period plus 1%. If the Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement. The Credit Agreement permits the Company to take out loans of up to $1.0 million against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Consolidated Balance Sheets.

Cash Flow Analysis

Set forth below is summary cash flow information for each of the years ended December 31, 2023, 2024 and 2025.

	Year ended December 31,
Cash Flows (in thousands)	2023	2024	2025
Net cash provided by operating activities	$12,469	$41,131	$74,690
Net cash provided by (used in) investing activities	(10,521)	56,792	(37,460)
Net cash provided by (used in) financing activities	1,538	(116,960)	(34,052)

Increase (Decrease) in cash	$3,486	$(19,037)	$3,178

Sources and Uses of Cash

During the three‑year periods described above, net cash provided by operating activities was used for funding capital investment, paying dividends, paying interest on our senior credit facilities, and funding working capital requirements during our pre‑season shipping period.

The following table shows our cash and cash equivalents and inventories at December 31, 2023, 2024 and 2025.

	December 31,
	2023	2024	2025
	(in thousands)
Cash and cash equivalents	$24,156	$5,119	$8,297
Accounts receivable, net	83,760	87,407	97,561
Inventories	140,390	137,034	149,656

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

We had cash and cash equivalents of $8.3 million at December 31, 2025 compared to cash and cash equivalents of $5.1 million at December 31, 2024. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Year ended December 31,
Cash Flows (in thousands)	2024	2025	Change
Net cash provided by operating activities	$41,131	$74,690	$33,559	81.6%
Net cash provided by (used in) investing activities	56,792	(37,460)	(94,252)	166.0%
Net cash used in financing activities	(116,960)	(34,052)	82,908	(70.9%)

Increase (Decrease) in cash	$(19,037)	$3,178	$22,215	(116.7%)

Net cash provided by operating activities increased $33.6 million from the year ended December 31, 2024 to the year ended December 31, 2025. The increase in cash provided by operating activities was due to a $45.3 million increase in net income adjusted for reconciling items, somewhat offset by $11.7 million in unfavorable working capital changes and changes in operating assets and liabilities in the year ended December 31, 2025. The largest drivers negatively impacting working capital were an increase in cash used for inventory related to higher chassis inventory levels in 2025, as well as an increase in cash used related to contractually required improvements on the properties under the sale leaseback transaction.

Net cash used in investing activities increased $94.3 million for the year ended December 31, 2025, compared to the corresponding period in 2024 due to gross proceeds on the sale leaseback transaction of $64.2 million in 2024, the acquisition of Venco Venturo for $26.3 million in 2025, as well as an increase in capital expenditures.

Net cash used in financing activities decreased $82.9 million for the year ended December 31, 2025 as compared to the corresponding period in 2024. The decrease in cash used was primarily due to having $5.0 million in revolver borrowings outstanding at December 31, 2025, compared to no outstanding borrowings at December 31, 2024 and $47.0 million outstanding at December 31, 2023. See Note 8 to the Consolidated Financial Statements for additional information. This increase in cash provided was somewhat offset by there being $6.0 million in share repurchases in the year ended December 31, 2025, with no repurchases in the corresponding period in the prior year. In addition, the decrease in cash used by financing activities is related to a $42.0 million voluntary pre-payment of debt amortization principal payments in September 2024 using a portion of the proceeds from the sale leaseback transaction.

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

Net cash provided by operating activities was $74.7 million in the year ended December 31, 2025 as compared to $41.1 million in the year ended December 31, 2024. Free cash flow (as defined below) for the year ended December 31, 2025 was $63.6 million compared to $33.3 million in 2024, an increase in free cash flow of $30.3 million, or 91.0%. The increase in free cash flow is primarily a result of an increase in cash provided by operating activities of $33.6 million, somewhat offset by an increase in capital expenditures of $3.3 million, as discussed above under “Liquidity and Capital Resources.” Free cash flow for the year ended December 31, 2024 was $33.3 million compared to $1.9 million in 2023, an increase in free cash flow of $31.4 million, or 1652.6%. The increase in free cash flow was primarily a result of an increase in cash provided by operating activities of $28.7 million and a decrease in capital expenditures of $2.7 million.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non‑GAAP measure.

	For the year ended December 31,
	2023	2024	2025
	(in thousands)
Net cash provided by operating activities	$12,469	$41,131	$74,690
Acquisition of property and equipment	(10,521)	(7,810)	(11,133)
Free cash flow	$1,948	$33,321	$63,557

Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, stock based compensation, severance, restructuring charges, loss on disposal of fixed assets related to facility relocations, write downs of property, plant and equipment, impairment charges, CEO transition costs, insurance proceeds, gain on sale leaseback transaction and related costs, expenses related to debt modifications, loss on extinguishment of debt, acquisition-related expenses, amortization of inventory step-up related to the Venco Venturo acquisition, and in 2021 and 2022, incremental costs related to the COVID-19 pandemic. Such COVID-19 related costs included increased expenses directly related to the pandemic, and did not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs were out of the ordinary, unrelated to our business and not representative of our results.  We use, and we believe our investors benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

Adjusted EBITDA for the year ended December 31, 2025 was $97.9 million compared to $79.3 million in 2024, an increase of $18.6 million, or 23.5%. Adjusted EBITDA for the year ended December 31, 2024 was $79.3 million compared to $68.1 million in 2023, an increase of $11.2 million, or 16.4%. In addition to the specific changes resulting from the adjustments, the changes to Adjusted EBITDA for the periods discussed resulted from factors discussed above under “—Results of Operations.”

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA, for each of the periods indicated.

	For the year ended December 31,
	2021	2022	2023	2024	2025
	(in thousands)
Net income	$30,691	$38,609	$23,723	$56,151	$46,897

Interest expense—net	11,839	11,253	15,675	15,260	12,114
Income tax expense (benefit)	3,897	8,752	5,511	17,740	14,609
Depreciation expense	9,634	10,418	11,142	10,370	9,178
Amortization	10,682	10,520	10,520	7,520	6,181
EBITDA	66,743	79,552	66,571	107,041	88,979
Stock based compensation	5,794	6,730	953	4,860	6,722
Restructuring and severance costs	-	-	-	1,997	-
Impairment charges (1)	1,211	-	-	1,224	-
Gain on sale leaseback transaction	-	-	-	(42,298)	-
Sale leaseback transaction fees	-	-	-	5,257	-
Debt modification expense	-	-	-	-	176
Loss on extinguishment of debt	4,936	-	-	-	156
COVID-19 (2)	82	48	-	-	-
Other charges (3)	770	450	598	1,268	1,874
Adjusted EBITDA	$79,536	$86,780	$68,122	$79,349	$97,907

(1)

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

(3)

Reflects expenses and accrual reversals for one time, unrelated legal, severance, restructuring and consulting fees, acquisition costs, insurance proceeds, CEO transition costs, write downs of property, plant and equipment, and loss on disposal of fixed assets related to facility relocation for the periods presented. Reflects $20 in inventory step up related to Venco Venturo included in cost of sales in the year ended December 31, 2025.

The following table presents Adjusted EBITDA by segment for the years ended December 31, 2024 and 2025.

	For the year ended December 31,
	2024	2025
Adjusted EBITDA	(in thousands)
Work Truck Attachments	$48,455	$56,209
Work Truck Solutions	30,894	41,698
	$79,349	$97,907

Adjusted EBITDA at our Work Truck Attachment segment was $56.2 million for the year ended December 31, 2025 compared to $48.5 million in the year ended December 31, 2024, an increase of $7.7 million primarily due to improved snowfall in our core markets leading to higher volumes in 2025, and price increase realization.  In 2024, the impact of multiple years of below average snowfall led to lower volumes that year. The full snow season ended March 2025 was approximately 6.8% below the 10-year average, while the snow season ended March 2024 was approximately 39% below the 10-year average.

Adjusted EBITDA at our Work Truck Solutions segment was $41.7 million for the year ended December 31, 2025 compared to $30.9 million in the year ended December 31, 2024, an increase of $10.8 million due to higher municipal volumes, improved throughput, price increase realization, higher sales of Company-purchased chassis, as well as improved efficiencies.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings per share (as defined by GAAP), excluding the impact of unrelated legal and consulting fees, stock based compensation, severance, restructuring charges, loss on disposal of fixed assets related to facility relocations, write downs of property, plant and equipment, impairment charges, CEO transition costs, insurance proceeds, gain on sale leaseback transaction and related costs, expenses related to debt modifications, loss on extinguishment of debt, acquisition-related expenses, amortization of inventory step-up related to the Venco Venturo acquisition, incremental costs related to the COVID-19 pandemic in 2021 and 2022, and adjustments on derivatives not classified as hedges, net of their income tax impact. Such COVID-19 related costs included increased expenses directly related to the pandemic, and did not include either production related overhead inefficiencies or lost or deferred sales. We believe these costs were out of the ordinary, unrelated to our business and not representative of our results. Adjustments on derivatives not classified as hedges are non-cash and are related to overall financial market conditions; therefore, management believes such costs are unrelated to our business and are not representative of our results. Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing our financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of Adjusted Net Income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

	For the year ended December 31,
	2021	2022	2023	2024	2025
	(in thousands, except share and per share amounts)
Net income (GAAP)	$30,691	$38,609	$23,723	$56,151	$46,897
Adjustments:
- Stock based compensation	5,794	6,730	953	4,860	6,722
- Restructuring and severance costs	-	-	-	1,997	-
- Impairment charges (1)	1,211	-	-	1,224	-
- Gain on sale leaseback transaction	-	-	-	(42,298)	-
- Sale leaseback transaction fees	-	-	-	5,257	-
- Debt modification expense	-	-	-	-	176
- Loss on extinguishment of debt	4,936	-	-	-	156
- COVID-19 (2)	82	48	-	-	-
- Adjustments on derivative not classified as hedge (3)	(1,192)	(688)	(688)	(287)	-
- Other charges (4)	770	450	598	1,268	1,874
Tax effect on adjustments	(2,900)	(1,635)	(216)	6,995	(2,232)

Adjusted net income (non-GAAP)	$39,392	$43,514	$24,370	$35,167	$53,593

Weighted average common shares outstanding assuming dilution	22,964,732	22,916,824	22,962,591	23,509,976	23,620,906

Adjusted earnings per common share - dilutive (non-GAAP)	$1.67	$1.84	$1.01	$1.47	$2.24

GAAP diluted earnings per share	$1.29	$1.63	$0.98	$2.36	$1.96
Adjustments net of income taxes:
- Stock based compensation	0.20	0.21	0.03	0.16	0.21
- Restructuring and severance costs	-	-	-	0.06	-
- Impairment charges (1)	0.04	-	-	0.04	-
- Gain on sale leaseback transaction	-	-	-	(1.35)	-
- Sale leaseback transaction fees	-	-	-	0.17	-
- Debt modification expense	-	-	-	-	0.01
- Loss on extinguishment of debt	0.16	-	-	-	0.01
- COVID-19 (2)	-	-	-	-	-
- Adjustments on derivative not classified as hedge (3)	(0.04)	(0.02)	(0.02)	(0.01)	-
- Other charges (4)	0.02	0.02	0.02	0.04	0.05

Adjusted earnings per common share - dilutive (non-GAAP)	$1.67	$1.84	$1.01	$1.47	$2.24

(1)

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

(3)	Reflects non-cash mark-to-market and amortization adjustments on an interest rate swap not classified as a hedge for the periods presented.

(4)	Reflects expenses and accrual reversals for one time, unrelated legal, severance, restructuring and consulting fees, acquisition costs, insurance proceeds, CEO transition costs, write downs of property, plant and equipment, and loss on disposal of fixed assets related to facility relocation for the periods presented. Reflects $20 in inventory step up related to Venco Venturo included in cost of sales in the year ended December 31, 2025.

Future Obligations and Commitments

Contractual Obligations

We are subject to certain contractual obligations, including long‑term debt and related interest. We have net unrecognized tax benefits of $1.4 million as of December 31, 2025. However, we cannot make a reasonably reliable estimate of the period of potential cash settlement of the underlying liabilities; therefore, we have not included unrecognized tax benefits in calculating the obligations set forth in the following table of significant contractual obligations as of December 31, 2025.

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$144,018	$7,416	$17,644	$118,958	$-
Operating leases - third parties (2)	101,484	11,591	18,236	14,054	57,603
Interest on long-term debt (3)	29,874	7,828	14,388	7,658	-

Total contracted cash obligations	$275,376	$26,835	$50,268	$140,670	$57,603

(1)	Long‑term debt obligation is presented net of discount of $0.4 million at December 31, 2025.

(2)

Relates to real estate and equipment operating leases with third parties, including seven operating leases for Work Truck Attachments manufacturing locations, seven operating leases for Henderson manufacturing and upfit and service center locations, and eleven operating leases for Dejana locations.

(3)	Assumes all debt will remain outstanding until maturity. Interest payments were calculated using interest rates in effect as of December 31, 2025.

Senior Credit Facilities

See Note 8 to the Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of our senior credit facilities and other debt.

Deductibility of Intangible and Goodwill Expense

We possess a favorable tax structure where annual tax‑deductible intangible and goodwill amortization expense may be utilized in the event we have sufficient taxable income to utilize such benefit. As we have previously acquired businesses possessing significant intangible assets and goodwill, we have created a favorable tax structure where income tax expense is greater than book amortization expense. We expect the deductibility of intangible assets and goodwill amortization expense to exceed book by approximately $6.6 million in the year ended December 31, 2026 if we have the taxable income to utilize such benefit.

Impact of Inflation

Inflation in materials, freight and labor, including as a result of tariffs, had a material impact on our profitability in 2024 and 2025, and we expect ongoing inflationary pressures may impact our profitability in 2026. While we anticipate being able to fully cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In 2025 and in previous years, we experienced significant increases in steel costs, but were able or expect to be able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward. See “Risk Factors— The price of steel, a commodity necessary to manufacture our products, is highly variable. If the price of steel increases, our gross margins could decline”.

Seasonality and Year‑To‑Year Variability

Our Work Truck Solutions segment has less seasonality and variability than our Commercial Snow & Ice reporting unit within our Work Truck Attachments segment, which is seasonal and also varies from year‑to‑year. Consequently, our Work Truck Attachments segment results of operations and financial condition vary from quarter‑to‑quarter and from year‑to‑year as well. In addition, because of this seasonality and variability, our Work Truck Attachments segment results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years.

Sales of our snow and ice control products are significantly impacted by the level, timing and location of snowfall, with sales in any given year and region most heavily influenced by snowfall levels in the prior snow season (which we consider to begin in October and end in March) in that region. This is due to the fact that end‑user demand for our Work Truck Attachments snow and ice control products is driven primarily by the condition of their snow and ice control equipment, and in the case of professional snowplowers, by their financial ability to purchase new or replacement snow and ice control equipment, both of which are significantly affected by snowfall levels. Heavy snowfall during a given winter causes usage of our Work Truck Attachments products to increase, resulting in greater wear and tear to our products and a shortening of their life cycles, thereby creating a need for replacement snow and ice control equipment and related parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement snow and ice control equipment prior to the following winter. To a lesser extent, sales of our Work Truck Attachments snow and ice control products are influenced by the timing of snowfall in a given winter. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our Work Truck Attachments segment’s end‑users may respond to an early snowfall by purchasing replacement snow and ice control equipment during the current season rather than delaying purchases until after the season is over when most purchases are typically made by end‑users.

We attempt to manage the seasonal impact of snowfall on our Work Truck Attachments revenues in part through our pre‑season sales program, which involves actively soliciting and encouraging pre‑season distributor orders in the second and third quarters by offering our distributors a combination of pricing, payment and freight incentives during this period. These pre‑season sales incentives encourage our distributors to re‑stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering favorable pre‑season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two‑thirds over the last ten years) during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. By contrast, our revenue and operating results tend to be lowest during the first quarter as management believes our end‑users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre‑season sales incentive period to re‑stock inventory. Fourth quarter sales vary from year‑to‑year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because typically most of our fourth quarter sales and shipments consist of re‑orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

Our Work Truck Attachments segment revenue and operating results tend to be lowest during the first quarter, during which period we typically experience negative earnings as the snow season draws to a close. Our Work Truck Attachments segment first quarter revenue has varied from approximately $19.2 million to approximately $45.8 million between 2020 and 2025. During the last five‑year period, net income (loss) during the first quarter has varied from net income of approximately $1.5 million to a net loss of approximately $13.4 million, with an average net loss of $6.1 million.

While our Work Truck Attachments monthly working capital has averaged approximately $54.0 million from 2023 to 2025, because of the seasonality of our sales, we experience seasonality in our working capital needs as well. In the first quarter we require capital as we are generally required to build our inventory in anticipation of our second and third quarter sales seasons. During the second and third quarters, our working capital requirements rise as our accounts receivable increase as a result of the sale and shipment of products ordered through our pre‑season sales program and we continue to build inventory. Working capital requirements peak towards the end of the third quarter (reaching an average peak of approximately $65.8 million over the prior three years) and then begin to decline through the fourth quarter through a reduction in accounts receivable (as it is in the fourth quarter that we receive a majority of the payments for previously shipped products).

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

These asset management and profit focus strategies, among other management tools, allow us to adjust fixed overhead and selling, general and administrative expenditures to account for the year‑to‑year variability of our sales volumes. Management currently estimates that consolidated annual fixed overhead expenses generally range from approximately $75.0 million in low sales volume years to approximately $90.0 million in high sales volume years. Further, management currently estimates that consolidated annual selling, general and administrative expenses other than amortization generally approximate $105.0 million, but can be reduced to approximately $90.0 million to maximize cash flow in low sales volume years, and can increase to approximately $115.0 million to maintain customer service and responsiveness in high sales volume years.

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

As of December 31, 2025, we had outstanding borrowings under our term loan of $144.0 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the year ended December 31, 2025 by $0.1 million, $0.1 million and $0.1 million, respectively.

We are party to interest rate swap agreements to reduce our exposure to interest rate volatility. On June 9, 2021, in conjunction with entering into our Original Credit Agreement, we re-designated our swap. As a result, the swap was recorded at fair value with changes recorded in Accumulated other comprehensive income. The amortization from Accumulated other comprehensive income into earnings from the previous de-designation was been adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and was recognized through the life of the swap.  On May 19, 2022, we entered into an interest rate swap agreement to further reduce our exposure to interest rate volatility. The interest rate swap has a notional amount of $125.0 million, effective for the period May 31, 2024 through June 9, 2026. We may have counterparty credit risk resulting from the interest rate swap, which we monitor on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, we will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge. See Note 8 to our Consolidated Financial Statements for additional details on our interest rate swap agreements. On November 21, 2025, the Company entered into an interest rate swap agreement to further reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $75.0 million effective for the period June 9, 2026 through June 30, 2030. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 3.30% and SOFR. The interest rate swap is accounted for as a cash flow hedge.

The interest rate swaps' positive fair value at December 31, 2025 was $0.7 million, of which $0.5 million and $0.2 million are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.

As of December 31, 2025, we had $5.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility would have changed interest incurred for the year ended December 31, 2025 by $0.2 million, $0.2 million and $0.3 million, respectively.

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

On December 17, 2024, we entered into a steel hedging agreement to reduce its exposure to commodity price swings. The steel hedging instrument had a notional quantity of 3,000 short tons and was effective for the period August 1, 2025 through December 31, 2025, which we believe was slightly less than half of our exposure during the effective period.  Under the steel hedge agreement, we made fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's positive fair value at December 31, 2025 was $0.1 million, which is included in Prepaid and other current assets on the Consolidated Balance Sheet.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. Disclosure controls and procedures are defined by Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Venco Venturo which we acquired on November 3, 2025. At December 31, 2025 and for the period from acquisition through December 31, 2025, total assets and total revenues subject to Venco Venturo’s internal control over financial reporting represented 5% and less than 1% of the Company's consolidated total assets and total revenues as of and for the year ended December 31, 2025.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10‑K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting at December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect such controls.

Item 9B.  Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information included under the captions “Election of Directors,” “Corporate Governance - Audit Committee,” “Policy Prohibiting Insider Trading,” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report (the “Proxy Statement”), is hereby incorporated by reference. The information required by Item 10 with respect to our Executive Officers is included in Part I of this Annual Report on Form 10‑K.

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

Item 11.  Executive Compensation

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement under the captions “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation - Compensation Discussion and Analysis”, “Director Compensation” and “Compensation Committee Report.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management—Significant Stockholders” and “—Executive Officers and Directors.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2025.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (1) (2)
Equity Compensation plans approved by security holders:
2010 Stock Incentive Plan:	114,165	$-	-
2024 Stock Incentive Plan:	96,477	$-	631,430
Equity compensation plans not approved by security holders	-	$-	-
Total	210,642	$-	631,430

(1)

Excludes 292,101 shares of restricted stock previously granted under the 2024 Stock Incentive Plan. Excludes 220,330 shares of restricted stock previously granted under the Amended and Restated 2010 Stock Incentive Plan.

(2)

Calculated excluding the 114,165 securities shown as to be issued upon exercise of outstanding options, warrants and rights under the 2010 Stock Incentive Plan and the 96,477 securities shown to be issued upon exercise of outstanding options, warrants and rights under the 2024 Stock Incentive Plan in column (a), which are subject to performance share unit awards and have no exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement under the caption “Corporate Governance - Certain Relationships and Related Party Transactions,” “Policies and Procedures Governing Related Person Transactions,” “Corporate Governance and Independent Directors,” “Audit Committee,” and “Compensation Committee.”

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
10.1#

Amended and Restated Employment Agreement between Sarah Lauber and Douglas Dynamics, LLC, effective October 31, 2022 [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (File No. 001-34728)].

Exhibit Number	Title
10.2#

Form of Amended and Restated Deferred Stock Unit Agreement [Incorporated by reference to Exhibit 10.18 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1/A filed on March 8, 2010 (Registration No. 333‑164590)].

10.3#

Douglas Dynamics, Inc. Annual Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016 (File No. 001-34728)].

10.4#

Douglas Dynamics, Inc. Amended and Restated 2010 Stock Incentive Plan [Incorporated by reference to Appendix A to Douglas Dynamics, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 27, 2020 (File No. 001-34728)].

10.5#

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

10.11#

Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.12#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.’s Current Report on Form 8‑K filed December 30, 2010 (File No. 001‑34728)].

10.13#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective in 2021[Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10‑Q for the Quarterly period Ended June 30, 2021 (File No. 001‑34728)].

10.14#

Form of Director and Officer Indemnification Agreement [Incorporated by reference to Exhibit 10.27 to Douglas Dynamics, Inc.’s Registration Statement on Form S‑1/A filed on March 8, 2010 (Registration No. 333‑164590)].

10.15#

Douglas Dynamics Nonqualified Deferred Compensation Plan [Incorporated by reference to Exhibit 10.34 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2011 (File No. 001-34728)].

10.16#

Form of Restricted Stock Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.36 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012 (File No. 001-34728)].

10.17#

Form of Performance Share Unit Agreement under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.37 to Douglas Dynamics, Inc.’s Annual Report on Form 10‑K for the period ending December 31, 2012 (File No. 001-34728)].

10.18#

Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under Douglas Dynamics, Inc. 2010 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.’s Quarterly Report on Form 10‑Q for the Quarterly Period Ended March 31, 2013 (File No. 001‑34728)].

Exhibit Number	Title
10.19#

Form of Grant Notice for Performance Share Units under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2018 [Incorporated by reference to Exhibit 10.41 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018].

10.20#

Form of Grant Notice for Restricted Stock Units under the Douglas Dynamics, Inc. 2010 Stock Incentive Plan, effective February 19, 2018 [Incorporated by reference to Exhibit 10.42 to Douglas Dynamics, Inc.’s Annual Report on Form 10-K for the period ending December 31, 2018].

10.21#

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

10.23#	Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed April 26, 2024 (File No. 001-34728)]
10.24#	Form of Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporate by reference to Exhibit 10.2 to Douglas Dynamics, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 001-34728)].
10.25#	Form of Performance Share Unit Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporate by reference to Exhibit 10.3 to Douglas Dynamics, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 001-34728)].
10.26#	Form of Nonemployee Director Restricted Stock Unit Grant Notice and Standard Terms and Conditions under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporate by reference to Exhibit 10.4 to Douglas Dynamics, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 001-34728)].
10.27#	Letter Agreement, dated May 16, 2024, amongst Douglas Dynamics, Inc., Douglas Dynamics, LLC and James L. Janik [Incorporated by reference to Exhibit 10.3 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 (File No. 001-34728)].
10.28#	Restricted Stock Unit Grant Notice and Standard Terms and Conditions for grant to James L. Janik, dated May 16, 2024, under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporated by reference to Exhibit 10.4 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 (File No. 001-34728)].
10.29#	Restricted Stock Unit Grant Notice and Standard Terms and Conditions for grant to Sarah Lauber, dated May 16, 2024, under the Douglas Dynamics, Inc. 2024 Stock Incentive Plan [Incorporated by reference to Exhibit 10.5 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 17, 2024 (File No. 001-34728)].
10.30#	Agreement of Purchase and Sale, dated September 10, 2024, among Douglas Dynamics, L.L.C., Henderson Products, Inc., Trynex International LLC and AGNL Blizzard, L.L.C. [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed September 12, 2024 (File No. 001-34728)].
10.31#	Lease Agreement, dated September 10, 2024, between Douglas Dynamics, L.L.C. and AGNL Blizzard, L.L.C. [Incorporated by reference to Exhibit 10.2 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed September 12, 2024 (File No. 001-34728)].
10.32#	Separation Agreement, dated December 18, 2024, among Douglas Dynamics, Inc., Douglas Dynamics, LLC and Linda R. Evans [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.’s Current Report on Form 8-K filed December 20, 2024 (File No. 001-34728)].
10.33#	Employment Agreement, effective February 28, 2025, among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C. and Chris Bernauer [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Form 10-Q filed May 6, 2025 (File No. 001-34728)].
10.34#	Amended and Restated Employment Agreement, effective March 3, 2025, among Douglas Dynamics, Inc., Douglas Dynamics, L.L.C. and Mark Van Genderen [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed March 3, 2025 (File No. 001-34728)].
10.35	Amended and Restated Credit Agreement, dated as of March 26, 2025, among Douglas Dynamics, L.L.C., Fisher, LLC, Trynex International LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., and Dejana Truck & Utility Equipment Company, LLC, Douglas Dynamics, Inc., the banks and financial institutions listed therein, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A. and CIBC Bank USA, as joint lead arrangers and joint bookrunners, CIBC Bank USA, as syndication agent, and Bank of America, N.A. and BMO Harris Bank, N.A., as co-documentation agents [Incorporated by reference to Exhibit 10.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed March 28, 2025 (File No. 001-34728)].
19.1	Douglas Dynamics, Inc. Insider Trading Policy [Incorporated by reference to Exhibit 19.1 to Douglas Dynamics, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2024 (File No. 001-34728)].
21.1*	Subsidiaries of Douglas Dynamics, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97.1	Compensation Recovery Policy, effective October 2, 2023 [Incorporated by reference to Exhibit 97.1 to Douglas Dynamics, Inc's Annual Report on Form 10-K for the period ended December 31, 2024 (File No. 001-34728)].
99.1

Proxy Statement for the 2026 Annual Meeting of Stockholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2025; except to the extent specifically incorporated by reference, the Proxy Statement for the 2026 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10‑K]

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2026.

DOUGLAS DYNAMICS, INC.

By:	/s/ Mark Van Genderen
Mark Van Genderen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2026.

/s/ Mark Van Genderen	President and Chief Executive Officer
Mark Van Genderen	(Principal Executive Officer)

/s/ Sarah C. Lauber	Executive Vice President, Chief Financial Officer & Secretary
Sarah C. Lauber	(Principal Financial Officer)

/s/ Jon J. Sisulak	Vice President, Corporate Controller and Treasurer
Jon J. Sisulak	(Controller)

/s/ Donald W. Sturdivant	Chairman
Donald W. Sturdivant

/s/ Joher Akolawala	Director
Joher Akolawala

/s/ Jennifer I. Ansberry	Director
Jennifer I. Ansberry

/s/ Lisa R. Bacus	Director
Lisa R. Bacus

/s/ James L. Janik	Director
James L. Janik

/s/ Kenneth W. Krueger	Director
Kenneth W. Krueger

/s/ Bradley M. Nelson	Director
Bradley M. Nelson

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Douglas Dynamics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Douglas Dynamics, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Venco Venturo LLC, whose assets and liabilities were acquired on November 3, 2025, and whose financial statements constitute 5% and 1% of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Venco Venturo LLC.

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

Indefinite Lived Intangible Tradename– Dejana– Refer to Notes 2 and 7 to the Financial Statements

Critical Audit Matter Description

The Company tests the Dejana indefinite lived intangible tradename for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable by comparing the fair value of the indefinite lived tradename to its carrying value. The Company determines the fair value of the indefinite lived tradename using the relief from royalty method. The significant assumptions used in the determination of the fair value include revenue attributable to the asset, royalty rate and the discount rate, reflecting the risks inherent in the future cash flow stream. Changes in these assumptions could have significant impacts on the fair value of the indefinite lived intangible amount, and the amount of an impairment charge, if any. The Dejana indefinite lived intangible balance was $14 million as of December 31, 2025. The fair value of the Dejana indefinite lived intangible tradename exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the impairment assessment for the Dejana indefinite-lived intangible tradename as a critical audit matter because of the inherent subjectivity involved in significant assumptions and estimates related to future revenue growth, and the selection of royalty and discount rates. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions to estimate the fair value and the sensitivity of Dejana operations to the near-term business disruption from supply chain constraints and chassis availability required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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

February 24, 2026

We have served as the Company's auditor since 2017.

DOUGLAS DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands, Except Per Share Data)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$8,297	$5,119
Accounts receivable, net	97,561	87,407
Inventories	149,656	137,034
Inventories - truck chassis floor plan	4,184	2,612
Refundable income taxes paid	920	-
Prepaid and other current assets	5,415	6,053
Total current assets	266,033	238,225
Property, plant and equipment, net	44,764	41,311
Goodwill	116,779	113,134
Other intangible assets, net	116,269	113,550
Operating leases - right of use asset	68,972	70,801
Non-qualified benefit plan assets	12,038	10,482
Other long-term assets	1,846	2,480
Total assets	$626,701	$589,983

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,687	$32,319
Accrued expenses and other current liabilities	33,406	26,182
Floor plan obligations	4,184	2,612
Operating lease liability - current	7,154	7,394
Income tax payable	-	1,685
Short-term borrowings	5,000	-
Current portion of long-term debt	7,416	-
Total current liabilities	95,847	70,192
Retiree benefits and deferred compensation	14,947	13,616
Deferred income taxes	33,104	24,574
Long-term debt, less current portion	135,162	146,679
Operating lease liability - noncurrent	60,134	64,785
Other long-term liabilities	6,061	5,922
Commitments and contingencies (Note 15)
Shareholders' equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,069,841 and 23,094,047 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	231	231
Additional paid-in capital	170,653	170,092
Retained earnings	107,381	88,420
Accumulated other comprehensive income, net of tax	3,181	5,472
Total shareholders' equity	281,446	264,215
Total liabilities and shareholders' equity	$626,701	$589,983

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2025	2024	2023
Net sales	$656,053	$568,504	$568,178
Cost of sales	481,373	421,667	433,908
Gross profit	174,680	146,837	134,270
Selling, general, and administrative expense	94,891	91,682	78,841
Impairment charges	-	1,224	-
Gain on sale leaseback transaction	-	(42,298)	-
Intangibles amortization	6,181	7,520	10,520
Income from operations	73,608	88,709	44,909
Interest expense, net	(12,114)	(15,260)	(15,675)
Debt modification expense	(176)	-	-
Loss on extinguishment of debt	(156)	-	-
Other income, net	344	442	-
Income before taxes	61,506	73,891	29,234
Income tax expense	14,609	17,740	5,511
Net income	$46,897	$56,151	$23,723
Earnings per common share:
Basic	$1.99	$2.39	$1.01
Diluted	$1.96	$2.36	$0.98
Cash dividends declared and paid per share	$1.18	$1.18	$1.18

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended December 31,
	2025	2024	2023
Net income	$46,897	$56,151	$23,723
Other comprehensive income (loss):
Adjustment for pension and postretirement benefit liability, net of tax of $364 in 2025, ($211) in 2024 and ($1) in 2023	(1,130)	651	3
Adjustment for interest rate swap, net of tax of $400 in 2025, $485 in 2024 and $910 in 2023	(1,241)	(1,495)	(2,775)
Adjustment for steel hedging instrument, net of tax of ($25) in 2025, $14 in 2024 and $0 in 2023	80	(40)	-
Total other comprehensive loss, net of tax	(2,291)	(884)	(2,772)
Comprehensive income	$44,606	$55,267	$20,951

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total

Balance at December 31, 2022	22,886,793	$229	$164,281	$63,464	$9,128	$237,102
Net income	—	—	—	23,723	—	23,723
Dividends paid	—	—	—	(27,441)	—	(27,441)
Adjustment for pension and postretirement benefit liability, net of tax of ($1)	—	—	—	—	3	3
Adjustment for interest rate swap, net of tax of $910	—	—	—	—	(2,775)	(2,775)
Repurchase of common stock	—	—	—	—	—	-
Stock based compensation	97,172	1	952	—	—	953
Balance at December 31, 2023	22,983,965	$230	$165,233	$59,746	$6,356	$231,565
Net income	—	—	—	56,151	—	56,151
Dividends paid	—	—	—	(27,477)	—	(27,477)
Adjustment for pension and postretirement benefit liability, net of tax of ($211)	—	—	—	—	651	651
Adjustment for interest rate swap, net of tax of $485	—	—	—	—	(1,495)	(1,495)
Adjustment for steel hedging instrument, net of tax of $14	—	—	—	—	(40)	(40)
Stock based compensation	110,082	1	4,859	—	—	4,860
Balance at December 31, 2024	23,094,047	$231	$170,092	$88,420	$5,472	$264,215
Net income	—	—	—	46,897	—	46,897
Dividends paid	—	—	—	(27,936)	—	(27,936)
Adjustment for pension and postretirement benefit liability, net of tax of $364	—	—	—	—	(1,130)	(1,130)
Adjustment for interest rate swap, net of tax of $400	—	—	—	—	(1,241)	(1,241)
Adjustment for steel hedging instrument, net of tax of ($25)	—	—	—	—	80	80
Shares withheld on restricted stock vesting	—	—	(161)	—	—	(161)
Repurchase of common stock	(210,059)	(2)	(5,998)	—	—	(6,000)
Stock based compensation	185,853	2	6,720	—	—	6,722
Balance at December 31, 2025	23,069,841	$231	$170,653	$107,381	$3,181	$281,446

See accompanying Notes to Consolidated Financial Statements

DOUGLAS DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2025	2024	2023
Operating activities
Net income	$46,897	$56,151	$23,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,359	17,890	21,662
Amortization of deferred financing costs and debt discount	489	703	588
Debt modification expense	176	-	-
Loss on extinguishment of debt	156	-	-
Loss (gain) on disposal of fixed assets	-	347	(56)
Gain on sale leaseback transaction	-	(42,298)	-
Stock based compensation	6,722	4,860	953
Adjustments on derivatives not designated as hedges	-	(287)	(688)
Provision (credit) for losses on accounts receivable	279	702	320
Deferred income taxes	9,268	(3,042)	7,561
Impairment charges	-	1,224	-
Non-cash lease expense	8,492	6,319	5,097
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,096)	(4,348)	2,684
Inventories	(672)	3,356	(3,888)
Prepaid assets, refundable income taxes and other assets	(2,759)	2,185	(14,010)
Accounts payable	3,394	991	(17,123)
Accrued expenses and other current liabilities	4,445	2,052	(8,154)
Benefit obligations, long-term liabilities and other	(11,460)	(5,674)	(6,200)
Net cash provided by operating activities	74,690	41,131	12,469
Investing activities
Capital expenditures	(11,133)	(7,810)	(10,521)
Acquisition of business	(26,327)	-	-
Proceeds from sale leaseback transaction	-	64,150	-
Proceeds from insurance recoveries	-	452	-
Net cash provided by (used in) investing activities	(37,460)	56,792	(10,521)
Financing activities
Repurchase of common stock	(6,000)	-	-
Shares withheld on restricted stock vesting paid for employees’ taxes	(161)	-	-
Proceeds from (payments on) life insurance policy loans	(119)	(204)	750
Payments of financing costs	(293)	(279)	(334)
Borrowings on long-term debt	148,770	-	-
Dividends paid	(27,936)	(27,477)	(27,441)
Net revolver borrowings	5,000	(47,000)	47,000
Repayment of long-term debt	(153,313)	(42,000)	(18,437)
Net cash provided by (used in) financing activities	(34,052)	(116,960)	1,538
Change in cash and cash equivalents	3,178	(19,037)	3,486
Cash and cash equivalents at beginning of year	5,119	24,156	20,670
Cash and cash equivalents at end of year	$8,297	$5,119	$24,156
Non-cash operating and financing activities
Truck chassis inventory acquired through floor plan obligations	$19,249	$5,637	$7,875
Acquisition-related purchase consideration not yet paid	$927	$-	$-
Supplemental disclosure of cash flow information
Income taxes paid	$7,718	$13,600	$14,512
Interest paid	$13,995	$18,942	$18,184

See accompanying Notes to Consolidated Financial Statements

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

1. Description of business and basis of presentation

Douglas Dynamics, Inc. (the “Company,”) is a premier manufacturer and upfitter of commercial vehicle attachments and equipment. The Company’s portfolio includes snow and ice management attachments sold under the FISHER®, HENDERSON®, SNOWEX® and WESTERN® brands, turf care equipment under the TURFEX® brand, industrial maintenance equipment under the SWEEPEX® brand, and truck-mounted service cranes and dump hoists under the VENCO® and VENTURO® brands.  The Company’s portfolio also includes the upfit of market leading attachments and storage solutions under the HENDERSON® brand, and the DEJANA® brand and its related sub-brands. The Company is headquartered in Milwaukee, WI and currently owns one facility in Rockland, ME. The Company also leases twenty-four manufacturing and upfit and service facilities located in Iowa, Maine, Maryland, Michigan, Missouri, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, and Wisconsin. Additionally, the Company operates a sourcing office in China.

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. Financial information regarding these segments is in Note 16 to the Consolidated Financial Statements.

Recently adopted accounting standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Improvements to Income Tax Disclosures," which enhances disclosure around income taxes. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted this standard on a prospective basis on December 31, 2025, see Note 11 to the Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Douglas Dynamics, Inc. and its direct wholly‑owned subsidiary, Douglas Dynamics, L.L.C., and its wholly‑owned subsidiaries, Douglas Dynamics Finance Company (an inactive subsidiary), Fisher, LLC, Henderson Enterprises Group, Inc., Henderson Products, Inc., Dejana Truck & Utility Equipment Company, LLC, and Venco Venturo LLC (hereinafter collectively referred to as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

Accounts receivable and allowance for credit losses

The Company carries its accounts receivable at their face amount less an allowance for credit losses. The majority of the Company’s accounts receivable are due from distributors of truck equipment and dealers of completed upfit trucks. Credit is extended based on an evaluation of a customer’s financial condition. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Accounts receivable are written off after all collection efforts have been exhausted. The Company takes a security interest in the inventory as collateral for the receivable but often does not have a priority security interest. The Company has short-term accounts receivable at its Work Truck Attachments and Work Truck Solutions segments subject to evaluation for expected credit losses. Expected credit losses are estimated based on the loss-rate and probability of default methods. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on specific customer circumstances, past events including collections and write-off history, current conditions, and reasonable forecasts about the future. As of December 31, 2025, the Company had an allowance for credit losses on its trade accounts receivable of $2,056 and $506 at its Work Truck Attachments and Work Truck Solutions segments, respectively. As of  December 31, 2024, the Company had an allowance for credit losses on its trade accounts receivable of $1,768 and $604 at its Work Truck Attachments and Work Truck Solutions segments, respectively.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the years ended December 31, 2025 and 2024:

	Balance at	Additions (reductions)			Balance at
	December 31,	charged to		Changes to	December 31,
	2024	earnings	Writeoffs	reserve, net	2025
Year Ended December 31, 2025
Work Truck Attachments	$1,768	$400	$(174)	$62	$2,056
Work Truck Solutions	604	(121)	(2)	25	506
Total	$2,372	$279	$(176)	$87	$2,562

	Balance at	Additions (reductions)			Balance at
	December 31,	charged to		Changes to	December 31,
	2023	earnings	Writeoffs	reserve, net	2024
Year Ended December 31, 2024
Work Truck Attachments	$1,400	$404	$(41)	$5	$1,768
Work Truck Solutions	246	298	-	60	604
Total	$1,646	$702	$(41)	$65	$2,372

Financing program

The Company is party to a financing program in which certain distributors may elect to finance their purchases from the Company through a third party financing company. The Company provides the third party financing company recourse against the Company regarding the collectability of the receivable under the program due to the fact that if the third party financing company is unable to collect from the distributor the amounts due in respect of the product financed, the Company would be obligated to repurchase any remaining inventory related to the product financed, which is considered a right of return, and reimburse any legal fees incurred by the financing company. During the years ended December 31, 2025, 2024 and 2023, distributors financed purchases of $7,266, $6,303 and $9,022 through this financing program, respectively. At both  December 31, 2025 and December 31, 2024, there were no uncollectible outstanding receivables related to sales financed under the financing program. The amount owed by distributors to the third party financing company under this program at December 31, 2025 and 2024 was $7,775 and $8,910, respectively. The Company was not required to repurchase any repossessed inventory for the years ended December 31, 2025, 2024 and 2023.

In the past, minimal losses have been incurred under this agreement. However, an adverse change in distributor retail sales could cause this situation to change and thereby require the Company to repurchase repossessed units. Any repossessed units are inspected to ensure they are current, unused product and are restocked and resold.

Interest Rate Swap

The Company is a counterparty to interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap had a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have had counterparty credit risk resulting from the interest rate swap, which it monitored on an on-going basis. The risk lied with one global financial institution. Under the interest rate swap agreement, the Company either received or made payments on a monthly basis based on the differential between 2.424% and SOFR. From June 13, 2019 through March 18, 2020, the interest rate swap was accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income on the Consolidated Balance Sheets were amortized into interest expense on a straight line basis through the life of the swap.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

On June 9, 2021, the Company re-designated its swap. As a result, the swap was recorded at fair value with changes recorded in Accumulated other comprehensive income. The amortization from Accumulated other comprehensive income into earnings from the previous dedesignation was adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and was recognized through the life of the swap. The amount amortized from Accumulated other comprehensive income into earnings during the years ended December 31, 2025 and 2024 was $0 and ($485), respectively. A mark-to-market adjustment of $0 and $198 was recorded as Interest expense in the Consolidated Statements of Income for the years ended December 31, 2025 and 2024, respectively, related to the swap. As of December 31, 2025, the amount in Accumulated other comprehensive income has been fully amortized into earnings.

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

On November 21, 2025, the Company entered into an interest rate swap agreement to further reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $75,000 effective for the period June 9, 2026 through June 30, 2030. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 3.30% and SOFR. The interest rate swap is accounted for as a cash flow hedge.

The fair value of the interest rate swaps, net of tax, is $517 and $1,732 at December 31, 2025 and December 31, 2024, respectively, of which $595 and $1,836 is included in Accumulated other comprehensive income on the balance sheet as of December 31, 2025 and 2024, respectively. This fair value was determined using Level 2 inputs as defined in Accounting Standards Codification Topic (“ASC”) 820 - Fair Value Measurements and Disclosures.

Steel Hedging Instrument

On  December 17, 2024, the Company entered into a steel hedging agreement to reduce its exposure to commodity price volatility. The steel hedging instrument had a notional quantity of 3,000 short tons and is effective for the period  August 1, 2025 through  December 31, 2025, which the Company believes was slightly less than half of its exposure during the effective period.  Under the steel hedge agreement, the Company made fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge.

The fair value of the steel hedging instrument, net of tax, is $40 at December 31, 2025, of which $40 is included in Accumulated other comprehensive income on the balance sheet as of December 31, 2025. This fair value was determined using Level 2 inputs as defined in ASC 820 - Fair Value Measurements and Disclosures.

Inventories

Inventories are stated at the lower of cost or market. Market is determined based on estimated realizable values. Inventory costs are primarily determined by the first‑in, first‑out (FIFO) method. The Company periodically reviews its inventory for slow moving, damaged and discontinued items and provides reserves to reduce such items identified to their recoverable amounts.

The Company records inventories to include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 8.  The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period. The floor plan obligation is then assumed by the dealer customer upon delivery. At December 31, 2025 and 2024, the Company had $4,184 and $2,612 of chassis inventory and related floor plan financing obligation, respectively. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

The Company receives, on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis. The aggregate value of all bailment pool chassis on hand as of December 31, 2025 and 2024 was $16,701 and $17,489, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Leases

As of December 31, 2025, twenty-four of the Company’s offices, manufacturing facilities and upfit and distribution centers were subject to a lease agreement. See Note 6 for additional information on the Company’s leases.

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
Years ended December 31, 2025, 2024 and 2023
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

Depreciation expense was $9,178, $10,370, and $11,142 for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated useful lives of leasehold improvements is the shorter of the remainder of the lease term and twelve years.

Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. Repairs and maintenance expenses amounted to $8,117, $7,060 and $6,925 for the years ended December 31, 2025, 2024 and 2023, respectively. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in results of operations.

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
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

Goodwill and other intangible assets

Goodwill and indefinite lived intangible assets are tested for impairment annually, or sooner if impairment indicators arise. In 2025, management changed the date of its annual goodwill impairment testing from December 31 to October 1, which is considered a change in accounting principle. As the testing dates fall within the same quarter, goodwill is not at significant risk of impairment, and the change in date is not anticipated to have a material impact on the impairment testing results, management concluded that the change in impairment testing date is preferrable. The fair value of indefinite lived intangible assets is estimated based upon an income and market approach. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of the reporting units to its carrying value. The Company has determined it has four reporting units. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss would be recognized.

The Work Truck Attachments segment consists of two reporting units: Commercial Snow & Ice and Venco Venturo. The annual impairment tests performed as of October 1, 2025 and December 31, 2024 indicated no impairment for the Commercial Snow & Ice reporting unit, which had goodwill of $113,134 at both December 31, 2025 and December 31, 2024. The goodwill related to the Venco Venturo reporting unit of $3,645 was established in November 2025 as part of the acquisition of Venco Venturo. Due to the timing of the acquisition, no impairment testing was performed on Venco Venturo goodwill. The Work Truck Solutions consists of two reporting units: Municipal and Dejana. Each of the Municipal and Dejana reporting units had $0 in goodwill at December 31, 2025 and December 31, 2024.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for potential impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortizes its distribution network intangibles over periods ranging from 15 to 20 years, trademarks over 7 to 25 years, patents over 7 to 20 years, customer relationships over 15 to 19.5 years and noncompete agreements over 4 to 5 years. There were no indicators of impairment during the years ended December 31, 2025 or 2024. The Company had gross intangible assets and accumulated amortization of $282,655 and $166,386, respectively, for the year ended December 31, 2025, of which $186,665 and $113,281 relate to the Work Truck Attachments segment, and $95,990 and $53,105 relate to the Work Truck Solutions segment, respectively. The Company had gross intangible assets and accumulated amortization of $273,755 and $160,205, respectively for the year ended December 31, 2024, of which $177,765 and $111,945 relate to the Work Truck Attachments segment, and $95,990 and $48,260 relate to the Work Truck Solutions segment, respectively.

At October 1, 2025, the Company’s Dejana reporting unit had tradenames of $14,000 and an estimated fair value of $18,700. The fair value was determined using a discounted cash flow model and is considered a Level 1 input. There were no indicators of impairment subsequent to the October 1, 2025 impairment test.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
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

Deferred financing costs

The costs of obtaining financing are capitalized and amortized over the term of the related financing on a basis that approximates the effective interest method. The changes in deferred financing costs are as follows:

Balance at December 31, 2022	$1,301
Deferred financing costs capitalized on new debt	334
Amortization of deferred financing costs	(475)
Balance at December 31, 2023	1,160
Deferred financing costs capitalized on new debt	278
Amortization of deferred financing costs	(591)
Balance at December 31, 2024	847
Deferred financing costs capitalized on new debt	863
Write-off of unamortized deferred financing costs	(131)
Amortization of deferred financing costs	(139)
Balance at December 31, 2025	$1,440

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
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long‑term debt:

	Fair Value at December 31, 2025	Fair Value at December 31, 2024
Assets:
Non-qualified benefit plan assets (a)	$12,038	$10,482
Interest rate swaps (b)	698	2,340
Steel hedging instrument (d)	50	-

Total Assets	$12,786	$12,822

Liabilities:
Long-term debt (c)	144,018	147,526
Steel hedging instrument (d)	-	54

Total Liabilities	$144,018	$147,580

(a)

Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amounts of these insurance policies approximates their fair value and is considered a Level 2 input. The Company had outstanding loans of $427 and $546 against these Non-qualified benefit plan assets as of  December 31, 2025 and December 31, 2024, respectively, included in Other long-term liabilities on the Consolidated Balance Sheets.

(b)

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $461 and $237 at December 31, 2025 are included in Prepaid and other current assets and Other long-term assets, respectively. Interest rate swaps of $1,712 and $628 at  December 31, 2024 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)

The fair value of the Company’s long‑term debt, including current maturities, approximates its carrying value and is considered a Level 2 input. Long‑term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

(d)

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., market prices). Model inputs are changed only when corroborated by market data. Thus, inputs used to determine fair value of the commodity hedging instrument are Level 2 inputs. Steel hedging instruments of $50 at December 31, 2025 are included in Prepaid and other current assets. Steel hedging instruments of $54 at December 31, 2024 are included in Accrued expenses and other current liabilities.

Concentration of credit risk

The Company’s cash is deposited with multiple financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

No distributor represented more than 10% of the Company’s net sales or accounts receivable during the years ended December 31, 2025, 2024 and 2023.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
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

Related party transactions

There were no material related party transactions during 2025, 2024 or 2023.

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

Advertising expenses

Advertising expenses include costs for the production of marketing media, literature, website content and displays. The Company participates in trade shows and advertises on billboards. Advertising expenses amounted to $3,920, $4,033 and $4,823 for the years ended December 31, 2025, 2024 and 2023, respectively. All costs associated with the Company’s advertising programs are expensed as incurred.

Research and development expenses

Research and development expenses include costs to develop new technologies to enhance existing products and to expand the range of product offerings. Research and development expenses amounted to $7,697, $8,397 and $10,081 for the years ended December 31, 2025, 2024 and 2023, respectively.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
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

Work Truck Attachments.  The Work Truck Attachments segment includes the Company's operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN® and SNOWEX® brands, and truck-mounted service cranes and dump hoists under the VENCO® and VENTURO® brands.

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
Years ended December 31, 2025, 2024 and 2023
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

Work Truck Solutions

The Work Truck Solutions segment primarily participates in the truck and vehicle upfitting industry in the United States. Customers are billed separately for the truck chassis by the chassis manufacturer.  When customers are billed separately for the truck chassis by the chassis manufacturer, the Company only records sales for the amount of the upfit, excluding the truck chassis. Generally, the Company obtains the truck chassis from the truck chassis manufacturer through either its floor plan agreement with a financial institution or bailment pool agreement with the truck chassis manufacturer. Additionally, in some instances the Company upfits chassis which are owned by the end customer.  For truck chassis acquired through the floor plan agreement, the Company holds title to the vehicle from the time the chassis is received by the Company until the completion of the up-fit. Under the bailment pool agreement, the Company does not take title to the truck chassis, but rather only holds the truck chassis on consignment. The Company pays interest on both of these arrangements.  The Company records revenue in the same manner net of the value of the truck chassis in both the Company’s floor plan and bailment pool agreements. The Company does not set the price for the truck chassis, is not responsible for the billing of the chassis and does not have inventory risk in either the bailment pool or floor plan agreements. The Work Truck Solutions segment also has manufacturing operations of municipal snow and ice control equipment, where revenue is recognized upon shipment of equipment to the customer.

Revenues from the sales of the Work Truck Solutions products are recognized net of the truck chassis in cases where customers are billed separately for the truck chassis by the chassis manufacturer,  with the selling price to the customer recorded as sales and the manufacturing and up-fit cost of the product recorded as cost of sales. In these cases, the Company acts as an agent as it does not have inventory or pricing control over the truck chassis.  Within the Work Truck Solutions segment, the Company also sells certain third-party products for which it acts as an agent.  These sales do not meet the criteria for gross sales recognition, and thus are recognized on a net basis at the time of sale. Under net sales recognition, the cost paid to the third-party service provider is recorded as a reduction to sales, resulting in net sales being equal to the gross profit on the transaction.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
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
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

Disaggregation of Revenue

The following table provides information about disaggregated revenue by customer type and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

Revenue by customer type was as follows:

Year Ended December 31, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$295,726	$129,052	$424,778
Government	-	144,165	144,165
Fleet	-	76,811	76,811
Other	-	10,299	10,299
Total revenue	$295,726	$360,327	$656,053

Year Ended December 31, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$256,010	$148,409	$404,419
Government	-	90,494	90,494
Fleet	-	65,892	65,892
Other	-	7,699	7,699
Total revenue	$256,010	$312,494	$568,504

Year Ended December 31, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$291,723	$137,134	$428,857
Government	-	73,165	73,165
Fleet	-	58,562	58,562
Other	-	7,594	7,594
Total revenue	$291,723	$276,455	$568,178

Revenue by timing of revenue recognition was as follows:

Year Ended December 31, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$295,726	$249,094	$544,820
Over time	-	111,233	111,233
Total revenue	$295,726	$360,327	$656,053

Year Ended December 31, 2024	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$256,010	$196,380	$452,390
Over time	-	116,114	116,114
Total revenue	$256,010	$312,494	$568,504

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

Year Ended December 31, 2023	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$291,723	$178,956	$470,679
Over time	-	97,499	97,499
Total revenue	$291,723	$276,455	$568,178

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$5,063	$24,704	$(20,535)	$9,232

Year Ended December 31, 2024	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$4,009	$20,205	$(19,151)	$5,063

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the Company's contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of December 31, 2025 or 2024. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company’s municipal rebate program, and are realized with the associated revenue recognized under the contract. Contract liabilities related to payments received in advance of performance under the contract are included in Accounts Payable on the Consolidated Balance Sheets.

The Company recognized all of the amount that was included in contract liabilities at the beginning of the period as revenue in the years ended December 31, 2025 and 2024.

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
Years ended December 31, 2025, 2024 and 2023
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

4. Inventories

Inventories consist of the following:

	December 31,
	2025	2024

Finished goods	$57,836	$67,897
Work-in-process	16,175	13,337
Truck chassis inventory	18,134	10,146
Raw material and supplies	57,511	45,654
	$149,656	$137,034

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement as discussed in Note 8. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period. The floor plan obligation is then assumed by the dealer customer upon delivery.  At December 31, 2025 and 2024, the Company had $4,184 and $2,612 of chassis inventory and related floor plan financing obligation, respectively.  The Company recognizes revenue associated with upfitting and service installations net of the truck chassis.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
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

5. Property, plant and equipment

During the year ended  December 31, 2024, the Company closed on a sale leaseback transaction with an unrelated third party. Under this transaction, the Company sold seven properties with a combined net book value of $21,852, see Note 6 for additional information. Property, plant and equipment are summarized as follows:

	December 31,
	2025	2024

Land	$162	$162
Land improvements	140	140
Leasehold improvements	9,269	7,028
Buildings	2,958	2,958
Machinery and equipment	90,139	82,332
Furniture and fixtures	28,413	27,214
Mobile equipment and other	5,990	5,601
Construction-in-process	5,512	4,737
Total property, plant and equipment	142,583	130,172
Less accumulated depreciation	(97,819)	(88,861)
Net property, plant and equipment	$44,764	$41,311

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Consolidated Statements of Income, were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease expense	$13,227	$8,604	$5,966
Short term lease cost	$798	$621	$401
Total lease cost	$14,025	$9,225	$6,367

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Cash paid for amounts included in the measurement of operating lease liabilities	$12,236	$8,349	$6,195
Non-cash lease expense - right-of-use assets	$8,492	$6,319	$5,097
Right-of-use assets obtained in exchange for operating lease obligations	$3,270	$59,112	$5,853

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$68,972	$70,801

Other current liabilities	7,154	7,394
Operating lease liabilities	60,134	64,785
Total operating lease liabilities	$67,288	$72,179

Weighted Average Remaining Lease Term (in months)
Operating leases	144	151

Weighted Average Discount Rate
Operating leases	7.10%	7.05%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2026	$11,591
2027	9,737
2028	8,499
2029	7,499
2030	6,555
Thereafter	57,603
Total Lease Payments	101,484
Less: imputed interest	(34,196)
Total	$67,288

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

7. Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2025
Indefinite lived intangibles:
Trademark and tradenames	$79,550	$-	$79,550
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	87,470	53,115	34,355
Patents	21,136	20,316	820
Noncompete agreements	8,940	8,657	283
Trademarks	5,459	4,281	1,178
Backlog	100	17	83
Amortizable intangibles, net	203,105	166,386	36,719
Total	$282,655	$166,386	$116,269

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2024
Indefinite lived intangibles:
Trademark and tradenames	$77,600	$-	$77,600
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	80,920	47,876	33,044
Patents	21,136	19,506	1,630
Noncompete agreements	8,640	8,640	-
Trademarks	5,459	4,183	1,276
Amortizable intangibles, net	196,155	160,205	35,950
Total	$273,755	$160,205	$113,550

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

Amortization expense for intangible assets was $6,181, $7,520 and $10,520 for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated amortization expense for the next five years is as follows:

2026	6,070
2027	5,986
2028	5,970
2029	5,736
2030	5,003

The weighted average remaining life for intangible assets is 7.4 years at December 31, 2025.

8. Long‑Term Debt

Long‑term debt is summarized below:

	December 31,
	2025	2024

Term Loan, net of debt discount of $357 and $162 at December 31, 2025 and December 31, 2024, respectively	$144,018	$147,526
Less current maturities	7,416	-
Long term debt before deferred financing costs	136,602	147,526
Deferred financing costs, net	1,440	847
Long term debt, net	$135,162	$146,679

The scheduled maturities on long term debt at December 31, 2025, are as follows:
2026	$7,416
2027	7,416
2028	10,228
2029	13,978
2030	104,980
Thereafter	-
$144,018

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

On  March 26, 2025, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which amended and restated the Credit Agreement dated  June 9, 2021 (as amended by Amendment No. 1, dated as of  January 5, 2023, Amendment No. 2, dated as of  July 11, 2023, and Amendment No. 3, dated as of  January 29, 2024, the “Original Credit Agreement"). The Credit Agreement provides for a senior secured term loan to the Term Loan Borrower in the amount of $150,000 and a senior secured revolving credit facility available to the Revolving Loan Borrowers in the amount of $125,000, of which $10,000 will be available in the form of letters of credit and $15,000 will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Borrowers to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175,000, subject to specified terms and conditions. The final maturity date of the Credit Agreement is  March 26, 2030. The Company applied the proceeds of the senior secured term loan facility under the Credit Agreement to refinance its existing senior secured term loan and revolving credit facilities under the Original Credit Agreement and for the payment of transaction consideration and expenses in connection with the Credit Agreement. The Company is required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on the Company's Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.000%, depending on the Company's Leverage Ratio. The Credit Agreement provides that the Company have the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) a margin ranging from 1.375% to 2.000%, depending on the Company's s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.000% per annum, depending on the Company's Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest period plus 1%. If the Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement. The Credit Agreement permits the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Consolidated Balance Sheets. The Company had outstanding loans of $427 and $546 against its corporate-owned life insurance policies as of  December 31, 2025 and 2024, respectively, included in Other long-term liabilities on the Consolidated Balance Sheets.

The Credit Agreement was issued at a $312 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $863 and revolver upfront fees of $260 are being amortized over the term of the loan. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt, which resulted in the write off of unamortized capitalized deferred financing costs of $131 as well as the write off of unamortized debt discount of $25, resulting in a loss on extinguishment of debt of $156 in the Consolidated Statement Operations and Comprehensive Income for the year ended  December 31, 2025. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as a modification of the Company’s prior debt. The Company recorded debt modification expense of $176 related to third party fees in the Consolidated Statement Operations and Comprehensive Income for the year ended December 31, 2025.

At December 31, 2025, the Company had outstanding borrowings under the term loan of $144,018, $5,000 in outstanding borrowings on the revolving credit facility and remaining borrowing availability of $119,450. During the year ended  December 31, 2024, the Company made a pre-payment of $42,000 of debt amortization principal payments under its Credit Agreement using a portion of the proceeds from the sale leaseback transaction, as described in Note 6.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter commencing with the fiscal quarter ended  March 31, 2025. As of December 31, 2025, the Company was in compliance with the respective covenants under the Credit Agreement.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

On June 13, 2019, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap had a notional amount of $175,000 effective for the period May 31, 2019 through May 31, 2024. The Company may have had counterparty credit risk resulting from the interest rate swap, which it monitored on an on-going basis. The risk lied with one global financial institution. Under the interest rate swap agreement, the Company either received or made payments on a monthly basis based on the differential between 2.424% and SOFR. The interest rate swap was previously accounted for as a cash flow hedge. During the first quarter of 2020, the swap was determined to be ineffective. As a result, the swap was dedesignated on March 19, 2020, and the remaining losses included in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets were amortized into interest expense on a straight line basis through the life of the swap.

On June 9, 2021, in conjunction with entering into the Original Credit Agreement described above, the Company re-designated its swap. As a result, the swap was recorded at fair value with changes recorded in Accumulated other comprehensive income (loss). The amortization from Accumulated other comprehensive income (loss) into earnings from the previous dedesignation was adjusted as of June 9, 2021 to include the de-recognition of previously recognized mark-to-market gains and the amortization of the off-market component as of the re-designation date, and was recognized through the life of the swap.  The amount amortized from Accumulated other comprehensive income (loss) into earnings during the years ended December 31, 2025 and 2024 was $0 and ($485), respectively. A mark-to-market adjustment of $0 and $198 was recorded as Interest expense in the Consolidated Statements of Income for the years ended December 31, 2025 and 2024, respectively, related to the swap. As of  December 31, 2025, the amount in Accumulated other comprehensive income has been fully amortized into earnings.

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

On November 21, 2025, the Company entered into an interest rate swap agreement to further reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $75,000 effective for the period June 9, 2026 through June 30, 2030. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with one global financial institution. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 3.30% and SOFR. The interest rate swap is accounted for as a cash flow hedge.

The interest rate swaps' positive fair value at  December 31, 2025 was $698, of which $461 and $237 are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.  The interest rate swap’s positive fair value at  December 31, 2024 was $2,340, of which $1,712 and $628 are included in Prepaid and other current assets and Other long-term assets on the Consolidated Balance Sheet, respectively.

On  December 17, 2024, the Company entered into a steel hedging agreement to reduce its exposure to commodity price swings. The steel hedging instrument had a notional quantity of 3,000 short tons and is effective for the period  August 1, 2025 through  December 31, 2025, which the Company believes was slightly less than half of its exposure during the effective period. Under the steel hedge agreement, the Company made fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's positive fair value at  December 31, 2025 was $50, which is included in Prepaid and other current assets on the Consolidated Balance Sheet.  The steel hedging instrument's negative fair value at  December 31, 2024 was $54, which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company receives on consignment, truck chassis on which it performs upfitting service installations under “bailment pool” arrangements with major truck manufacturers.  The Company never receives title to the truck chassis.  The aggregate value of all bailment pool chassis on hand as of December 31, 2025 and 2024 was $16,701 and $17,489, respectively. The Company is responsible to the manufacturer for interest on chassis held for upfitting. Interest rates vary depending on the number of days in the bailment pool. As of December 31, 2025, rates were based on prime (6.75% at December 31, 2025) plus a margin ranging from 0% to 8%. During 2025, the Company incurred $1,021 in interest on the bailment pool arrangement. During 2024, the Company incurred $630 in interest on the bailment pool arrangement.

The Company has a floor plan line of credit for up to $5,000 with a financial institution.  The current terms of the line of credit are contained in a credit agreement dated July 15, 2016 and expired on July 31, 2017, which the Company renewed through February 28, 2026. Under the floor plan agreement, the Company receives truck chassis and title on upfitting service installations. Upon upfit completion, the title transfers from the Company to the dealer customer. The note bears interest at an adjusted SOFR rate, plus an applicable rate of 1.75%. On January 20, 2025, the Company entered into a floor plan line of credit for up to $20,000 with a financial institution that expires on January 31, 2026. Under the floor plan agreement, the Company receives truck chassis and title for upfitting service installations. Upon upfit completion, the title transfers from the Company to the customer. The note bears interest at prime, less 0.50%. The obligation under the floor plan agreements as of December 31, 2025 and 2024 is $4,184 and $2,612, respectively. During 2025, the Company incurred $2,050 in interest on the floor plan arrangements. During 2024, the Company incurred $1,011 in interest on the floor plan arrangements.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	December 31,
	2025	2024

Payroll and related costs	$14,208	$9,876
Employee benefits	6,559	6,391
Accrued warranty	3,643	3,379
Other	8,996	6,536
	$33,406	$26,182

10. Warranty Liability

The Company accrues for estimated warranty costs as sales are recognized and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company’s warranties generally provide, with respect to its snow and ice control equipment, that all material and workmanship will be free from defect for a period of one to three years after the date of purchase by the end‑user, and with respect to its parts and accessories purchased separately, that such parts and accessories will be free from defect for a period of one year after the date of purchase by the end‑user. Certain snowplows only provide for a one year warranty. The Company determines the amount of the estimated warranty costs (and its corresponding warranty reserve) using the expected value method, and is based on the Company’s prior five years of warranty history utilizing a formula driven by historical warranty expense and applying management’s judgment. The Company adjusts its historical warranty costs to take into account unique factors such as the introduction of new products into the marketplace that do not provide a historical warranty record to assess. All of the Company’s warranties are assurance-type warranties. The warranty reserve is $5,916 at December 31, 2025 of which $2,273 is included in Other long-term liabilities and $3,643 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet. At December 31, 2024, the warranty reserve is $5,559 of which $2,180 is included in Other long term liabilities and $3,379 is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

The following is a rollforward of the Company’s warranty liability:

	December 31,
	2025	2024	2023

Balance at the beginning of the period	5,559	6,957	7,876
Warranty provision	3,550	1,670	2,684
Claims paid/settlements	(3,193)	(3,068)	(3,603)
Balance at the end of the period	5,916	5,559	6,957

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

11. Income Taxes

The provision for income tax expense consists of the following:

	Year ended December 31
	2025	2024	2023
Current:
Federal	$4,635	$18,176	$(2,854)
State	706	2,606	804
	5,341	20,782	(2,050)
Deferred:
Federal	8,493	(2,617)	7,709
State	775	(425)	(148)
	9,268	(3,042)	7,561
	$14,609	$17,740	$5,511

The Company made tax payments (net of refunds) during the year ended December 31, 2025 as follows:

Jurisdiction	Payment Amount
Federal	$6,460
State and local	1,258
Total net income taxes paid	$7,718

A reconciliation of income tax expense computed at the federal statutory rate to the provision for income taxes for the years ended December 31, 2025, 2024 and 2023 is as follows, note that the reconciliation for the years ended December 31, 2024 and 2023 are prior to the adoption of ASU 2023-09:

	2025	2025 Rate	2024	2023
Federal income tax expense at statutory rate	$12,916	21.00%	$15,517	$6,139
State and local income tax, net of federal income tax effect*	1,230	2.00%	2,295	762
Foreign tax effects	-	0.00%	-	-
Valuation allowance	-	0.00%	(495)	(67)
Effect of cross-border tax laws	(64)	(0.10%)	-	-
Change in uncertain tax positions, net	237	0.39%	540	225
Tax credits	(167)	(0.27%)	(704)	(1,694)
Nontaxable or nondeductible items	278	0.45%	-	-
Other	179	0.28%	587	146
	$14,609	23.75%	$17,740	$5,511

*State taxes in New Hampshire, New Jersey, Illinois, Iowa and Minnesota make up the majority (greater than 50%) of the tax effect in the "State and local income tax" category.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Allowance for doubtful accounts	$617	$588
Inventory reserves	1,817	1,749
Warranty liability	1,402	1,343
Deferred compensation	2,446	2,237
Pension and retiree health benefit obligations	1,071	866
Accrued vacation	869	844
Research expenditures	440	6,723
Operating lease liabilities	16,322	17,625
Net operating losses	1,002	1,194
Other accrued liabilities	4,961	4,550
State credit carryforwards	868	1,060
Other	391	338
Valuation allowance	(1,393)	(1,510)
Total deferred tax assets	30,813	37,607
Deferred tax liabilities:
Interest rate swaps	(170)	(573)
Tax deductible goodwill and other intangibles	(38,476)	(37,125)
Accelerated depreciation	(7,852)	(6,754)
Operating leases - right of use assets	(16,791)	(17,289)
Other	(628)	(440)
Total deferred tax liabilities	(63,917)	(62,181)
Net deferred tax liabilities	$(33,104)	$(24,574)

Deferred income tax balances reflect the effects of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

State operating loss carry forwards for tax purposes will result in future tax benefits of approximately $598. These loss carry-forwards began to expire in 2021. The Company evaluated the need to maintain a valuation allowance against certain deferred tax assets. Based on this evaluation, which included a review of recent profitability, future projections of profitability, and future deferred tax liabilities, the Company concluded that a valuation allowance of approximately $989 is necessary at December 31, 2025 for the state net operating loss carry-forwards which are likely to expire prior to the Company's ability to use the tax benefit. The Company also carries a valuation allowance for approximately $404 related to non-state net operating loss carry-forwards which are likely to expire prior to the Company’s ability to use the tax benefit.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2025	2024	2023
Balance at beginning of year	$2,505	$1,701	$1,519
Increases for tax positions taken in the current year	290	681	277
Increases for tax positions taken in prior years	282	951	-
Decreases due to settlements with taxing authorities	(15)	-	-
Decreases due to lapses in the statute of limitations	(573)	(828)	(95)
Balance at the end of year	$2,489	$2,505	$1,701

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $2,489 at December 31, 2025. The Company recognizes interest and penalties related to the unrecognized tax benefits in income tax expense. Approximately $743 and $567 of accrued interest and penalties is reported as an income tax liability at December 31, 2025 and 2024, respectively. The liability for unrecognized tax benefits is reported in Other long‑term liabilities on the Consolidated Balance Sheets at December 31, 2025 and 2024.

The Company files income tax returns in the United States (federal), Wisconsin (state), Maine (state), and various states. Tax years open to examination by tax authorities under the statute of limitations include 2022, 2023 and 2024 for Federal and 2021 through 2024 for most states. Tax returns for the 2025 tax year have not yet been filed.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and required taxpayers to amortize them over a period of five years for tax purposes. This mandatory capitalization requirement increases the Company's deferred tax assets and cash tax liabilities.

12. Employee Retirement Plans

Postretirement benefits

The Company provides postretirement healthcare benefits for certain employee groups. The postretirement healthcare plans are contributory and contain certain other cost‑sharing features such as deductibles and coinsurance. The plans are unfunded. Employees do not vest until they retire from active employment with the Company and have at least twelve years of service. These benefits can be amended or terminated at any time and are subject to the same ongoing changes as the Company’s healthcare benefits for employees with respect to deductible, co‑insurance and participant contributions. Postretirement benefits of $4,190 and $3,319 as of  December 31, 2025 and December 31, 2024, respectively, are included in Retiree benefits and deferred compensation in the Consolidated Balance Sheets. Postretirement benefits of $200 and $220 as of December 31, 2025 and December 31, 2024, respectively, are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
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

The reconciliation of the beginning and ending balances of the projected benefit obligation for the Company consisted of the following:

	December 31,
	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,539	$4,972
Service cost	43	63
Interest cost	181	229
Participant contributions	85	82
Changes in actuarial assumptions	815	(1,154)
Benefits paid	(273)	(653)
Projected benefit obligation at end of year	$4,390	$3,539
Amounts recognized in the consolidated balance sheets consisted of:
Accrued expenses and other current liabilities	$200	$220
Retiree health benefit obligation	4,190	3,319
	$4,390	$3,539

The components of postretirement healthcare benefit cost consisted of the following for the year ended December 31,

	2025	2024	2023
Components of net postretirement health benefit cost:
Service cost	$43	$63	$77
Interest cost	181	229	266
Amortization of net gain	(679)	(514)	(539)
Net postretirement healthcare benefit cost	$(455)	$(222)	$(196)

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

The assumed discount and healthcare cost trend rates are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Discount rate	5.3%	4.7%	5.0%
Immediate healthcare cost trend rate	*	**	***
Ultimate healthcare cost trend rate	4.5	4.5	4.5
Assumed annual reduction in trend rate	*	**	***
Participation	60	60	60

*	Health Care Cost Trend rate is assumed to be 9.5% beginning in 2025 gradually reducing to an ultimate rate of 4.5% in 2034.

**	Health Care Cost Trend rate is assumed to be 8.5% beginning in 2024 gradually reducing to an ultimate rate of 4.5% in 2033.

***	Health Care Cost Trend rate is assumed to be 7.5% beginning in 2023 gradually reducing to an ultimate rate of 4.5% in 2032.

The discount rate used to determine the benefit obligation at December 31, 2025 and 2024 is 5.0% and 5.3%, respectively. For December 31, 2025, the health care cost trend rate is assumed to be 9.5% beginning in 2025 gradually reducing to an ultimate rate of 4.5% in 2034. For December 31, 2024, the health care cost trend rate is assumed to be 8.5% beginning in 2024 gradually reducing to an ultimate rate of 4.5% in 2033. For December 31, 2023, the health care cost trend rate is assumed to be 7.5% beginning in 2023 gradually reducing to an ultimate rate of 4.5% in 2032.

The amount included in accumulated other comprehensive income, net of tax, at December 31, 2025, which has not yet been recognized in net periodic OPEB cost was a net actuarial gain of $2,546.

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

As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions. The Company matching contributions to the plan were approximately $5,193, $4,836 and $5,172 for the years ended December 31, 2025, 2024 and 2023, respectively.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

Non‑qualified plan

The Company also maintains a supplemental non‑qualified plan for certain officers and other key employees. Expense for this plan was $119, $204 and $222 for the years ended December 31, 2025, 2024 and 2023, respectively. The amount accrued was $10,757, $10,297 and $9,229 as of December 31, 2025, 2024 and 2023, respectively and is included in Retiree benefits and deferred compensation on the Consolidated Balance Sheets. Amounts were determined based on the fair value of the liability at December 31, 2025, 2024 and 2023, respectively. The Company holds assets that are substantially equivalent to the liability and are intended to fund the liability. Non-qualified plan assets of $12,038 and $10,482 at December 31, 2025 and December 31, 2024, respectively, are included as Non-qualified benefit plan assets on the Consolidated Balance Sheets. The Company had outstanding loans of $427 and $546 against its corporate-owned life insurance policies as of  December 31, 2025 and December 31, 2024, respectively, included in Other long-term liabilities on the Consolidated Balance Sheets, see Note 8 for additional information.

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

In  February 2024, the Company’s Board of Directors adopted the 2024 Stock Incentive Plan (the “2024 Plan”), which was subsequently approved by stockholders in  April 2024. The 2024 Plan provides for the issuance of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units, any of which  may be performance-based, and for incentive bonuses, which  may be paid in cash or stock or a combination of both, to eligible employees, officers, non-employee directors and other service providers to the Company and its subsidiaries.  A maximum of 1,277,660 shares of common stock  may be issued pursuant to all awards under the 2024 Plan. At the time that the stockholders approved the 2024 Plan, it replaced the 2010 Plan, and no further awards  may be issued under the 2010 Plan. Awards that remain outstanding under the 2010 Plan will remain outstanding under the 2010 Plan in accordance with their terms. As of December 31, 2025, the Company had 631,430 shares of common stock available for future issuance of awards under the 2024 Plan. The shares of common stock to be issued under the 2024 Plan will be made available from authorized and unissued Company common stock.

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

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

A summary of RSU activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2022	111,264	41.89	1.76
Granted	155,695	36.83	1.70
Vested	(79,592)	44.47
Cancelled and forfeited	(4,144)	38.74
Unvested at December 31, 2023	183,223	36.54	1.72
Granted	336,685	27.66	1.69
Vested	(134,934)	38.54
Cancelled and forfeited	(10,636)	29.69
Unvested at December 31, 2024	374,338	28.02	1.74
Granted	200,851	27.64	1.73
Vested	(217,777)	28.94
Cancelled and forfeited	(13,133)	26.91

Unvested at December 31, 2025	344,279	$27.27	1.48

Expected to vest in the future at December 31, 2025	332,058	$27.27	1.48

The Company recognized $4,876, $5,747 and $3,700 of compensation expense related to the RSU awards in the years ended December 31, 2025, 2024 and 2023, respectively. The unrecognized compensation expense, net of expected forfeitures, calculated under the fair value method for shares that were, as of December 31, 2025, expected to be earned through the requisite service period was approximately $4,163 and is expected to be recognized through 2028.

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

Performance Share Unit Awards

The Company granted performance share units as performance based awards under the 2010 Plan or 2024 Plan in the first quarter of 2025, 2024 and 2023 that are subject to performance conditions over a three year performance period beginning in the year of the grant and, beginning with the 2024 grant, includes three 1-year measurement periods, as well as a vesting component based on a Total Shareholder Return ("TSR") modifier tied to the Company's relative total shareholder return in comparison to the total shareholder return of the S&P Small Cap 600 Industrials market index. The total number of shares issued pursuant to performance share units  may be increased, decreased, or unchanged based on this TSR modifier. Upon meeting the prescribed performance conditions, employees will be issued shares which vest immediately at the end of the performance period. Currently the Company expects participants to earn 109,053, 22,963 and 0 shares related to the 2025, 2024 and 2023 performance share grants, respectively. In accordance with ASC 718, such awards are being expensed over the vesting period from the date of grant through the requisite service period, based upon the most probable outcome. In the first quarter of 2025 there were 13,878 performance share units that converted into RSUs related to the 2022 performance share grants. For the first tranche of the 2025 grants, a Monte Carlo simulation has been used to account for the TSR market condition in the grant date fair value of the award, which was $29.13 or $29.39 per share, depending on the grant date. For the second tranche of the 2024 performance share grants, a Monte Carlo simulation has been used to account for the TSR market condition in the grant date fair value of the award, which was $26.16 per share. For the first tranche of the 2024 performance share grants, a Monte Carlo simulation has been used to account for the TSR market condition in the grant date fair value of the award, which was $26.60 per share. The fair value per share of the awards granted in 2023 is the closing stock price on the date of grant, which was $37.36.

The Company recognized $1,846, ($887) and ($2,747) of compensation expense related to the awards in the years ended December 31, 2025, 2024 and 2023, respectively. The unrecognized compensation expense calculated under the fair value method for shares that were, as of December 31, 2025, expected to be recognized through the requisite service period was $1,361 and is expected to be recognized through 2028.

Equity awards issued to management under either the 2010 Plan or the 2024 Plan include a retirement provision under which members of management who either (1) are age 65 or older or (2) have at least ten years of service and are at least age 55 will continue to vest in unvested RSUs and PSUs upon retirement. The retirement provision also stipulates that the employee remain employed by the Company for six months after the first day of the fiscal year of the grant. As the retirement provision does not qualify as a substantive service condition, the Company incurred $688, $2,457 and $1,887 in additional expense related to each year's grant in the years ended December 31, 2025, 2024 and 2023, respectively, as a result of accelerated stock based compensation expense for employees who meet the thresholds of the retirement provision. In 2013, the Company’s nominating and governance committee approved a retirement provision for the RSUs issued to non‑employee directors that accelerates the vesting of such awards upon retirement. Such awards are fully expensed immediately upon grant in accordance with ASC 718, as the retirement provision eliminates substantive service conditions associated with the awards.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
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

	2025	2024	2023
Basic earnings per common share
Net income	$46,897	$56,151	$23,723
Less: Distributed and undistributed earnings allocated to nonvested shares	1,049	1,083	528
Net income allocated to common shareholders	$45,848	$55,068	$23,195
Weighted average common shares outstanding	23,087,800	23,072,993	22,962,591
	$1.99	$2.39	$1.01
Diluted earnings per common share
Net income allocated to common shareholders - basic	$45,848	$55,068	$23,195
Add: Undistributed earnings allocated to nonvested shareholders	430	527	-
Net income allocated to common shareholders - diluted	$46,278	$55,595	$23,195
Weighted average common shares outstanding - basic	23,087,800	23,072,993	22,962,591
Dilutive effect of participating securities	533,106	436,983	-
Weighted average common shares outstanding - diluted	23,620,906	23,509,976	22,962,591
	$1.96	$2.36	$0.98

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
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

Work Truck Attachments.  The Work Truck Attachments segment includes the Company’s operations that manufacture and sell snow and ice control attachments and other products sold under the FISHER®, WESTERN®, and SNOWEX® brands, and truck-mounted service cranes and dump hoists under the VENCO® and VENTURO® brands.

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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	2025	2024	2023

Net sales
Work Truck Attachments	$295,726	$256,010	$291,723
Work Truck Solutions	360,327	312,494	276,455
	$656,053	$568,504	$568,178
Selling, general and administrative expense
Work Truck Attachments	$51,353	$53,124	$43,176
Work Truck Solutions	43,538	38,558	35,665
	$94,891	$91,682	$78,841
Other segment items (1)
Work Truck Attachments	$188,164	$154,431	$197,984
Work Truck Solutions	275,091	243,042	223,231
	$463,255	$397,473	$421,215
Adjusted EBITDA
Work Truck Attachments	$56,209	$48,455	$50,563
Work Truck Solutions	41,698	30,894	17,559
	$97,907	$79,349	$68,122
Depreciation and amortization expense
Work Truck Attachments	$7,701	$9,844	$13,431
Work Truck Solutions	7,658	8,046	8,231
	$15,359	$17,890	$21,662
Assets
Work Truck Attachments	$388,094	$367,979	$392,920
Work Truck Solutions	238,607	222,004	200,498
	$626,701	$589,983	$593,418
Capital expenditures
Work Truck Attachments	$6,861	$5,493	$6,459
Work Truck Solutions	3,967	2,271	3,307
	$10,828	$7,764	$9,766

Adjusted EBITDA
Work Truck Attachments	$56,209	$48,455	$50,563
Work Truck Solutions	41,698	30,894	17,559
Total Adjusted EBITDA	$97,907	$79,349	$68,122
Less items to reconcile Adjusted EBITDA to Income before taxes:
Interest expense - net	12,114	15,260	15,675
Depreciation expense	9,178	10,370	11,142
Amortization	6,181	7,520	10,520
Gain on sale leaseback transaction	-	(42,298)	-
Stock based compensation	6,722	4,860	953
Restructuring and severance costs	-	1,997	-
Impairment charges (2)	-	1,224	-
Debt modification expense	176	-	-
Loss on extinguishment of debt	156	-	-
Sale leaseback transaction fees	-	5,257	-
Other charges (3)	1,874	1,268	598
Income before taxes	$61,506	$73,891	$29,234

(1)	Includes cost of sales, other (income) expense, and the addback of depreciation expense, stock based compensation, impairment charges, gain on sale leaseback transaction, debt modification expense, loss on extinguishment of debt, CEO transition fees, write downs of property, plant and equipment, inventory step up related to Venco Venturo, and unrelated legal, severance, restructuring, and consulting fees for the periods presented.

(2)	Reflects impairment charges taken on certain internally developed software in the year ended December 31, 2024.

(3)	Reflects unrelated legal, severance and consulting fees, acquisition costs, insurance proceeds, CEO transition costs, and write downs of property, plant and equipment for the periods presented. Reflects $20 in inventory step up related to Venco Venturo included in cost of sales in the year ended December 31, 2025.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

17. Stockholders’ equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. Subject to any limitations under law or the Company’s certificate of incorporation, the Company’s board of directors is authorized to provide for the issuance of the shares of preferred stock in one or more series; to establish the number of shares to be included in each series; and to fix the designation, powers, privileges, preferences, relative participating, optional or other rights (if any), and the qualifications, limitations or restrictions of the shares of each series. As of December 31, 2025 and 2024, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 200,000,000 shares of common stock authorized, of which 23,069,841 and 23,094,047 shares were issued and outstanding as of December 31, 2025 and 2024, respectively. The par value of the common stock is $0.01 per share.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, common stockholders would be entitled to share ratably in the Company’s assets and funds remaining after payment of liabilities.

On  February 16, 2022, the Company's Board of Directors authorized the purchase of up to $50,000 in shares of common stock at market value (the “2022 repurchase plan”). This authorization does not have an expiration date. Repurchases under the program  may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company  may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of shares and the program  may be extended, modified, suspended or discontinued at any time at the Company’s discretion. Shares repurchased under the 2022 repurchase plan are retired. The Company repurchased approximately $6,000 in shares during the year ended  December 31, 2025. As of  December 31, 2025, the Company had $38,000 remaining under authorization to purchase.

18. Valuation and qualifying accounts

The Company’s valuation and qualifying accounts for the years ended  December 31, 2025, 2024 and 2023 are as follows:

	Balance at	Additions
	beginning	charged to	Changes to	Balance at
	of year	earnings	reserve, net (1)	end of year
Year ended December 31, 2025
Allowance for credit losses	$2,372	$279	$(89)	$2,562
Valuation of deferred tax assets	1,510	-	(117)	1,393
Year ended December 31, 2024
Allowance for credit losses	$1,646	$702	$24	$2,372
Valuation of deferred tax assets	2,005	-	(495)	1,510
Year ended December 31, 2023
Allowance for credit losses	$1,366	$320	$(40)	$1,646
Valuation of deferred tax assets	2,071	-	(66)	2,005

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

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

19. Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the year ended December 31, 2025 is as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Loss	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Instrument	Obligation	Total
Balance at December 31, 2024	$1,836	$(40)	$3,676	$5,472
Other comprehensive gain (loss) before reclassifications	196	80	(628)	(352)
Amounts reclassified from accumulated other comprehensive income: (1)	(1,437)	-	(502)	(1,939)
Balance at December 31, 2025	$595	$40	$2,546	$3,181

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(679)
Tax expense	177
Reclassification net of tax	$(502)

Realized gains on interest rate swaps reclassified to interest expense	$(1,942)
Tax expense	505
Reclassification net of tax	$(1,437)

(a) – These components are included in the computation of benefit plan costs in Note 12.

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

Changes to accumulated other comprehensive income by component for the year ended  December 31, 2024 is as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Loss	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Instrument	Obligation	Total
Balance at December 31, 2023	$3,331	$-	$3,025	$6,356
Other comprehensive gain before reclassifications	1,398	(40)	1,031	2,389
Amounts reclassified from accumulated other comprehensive income: (1)	(2,893)	-	(380)	(3,273)
Balance at December 31, 2024	$1,836	$(40)	$3,676	$5,472

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains (a)	$(514)
Tax expense	134
Reclassification net of tax	$(380)

Realized gains on interest rate swaps reclassified to interest expense	$(3,910)
Tax expense	1,017
Reclassification net of tax	$(2,893)

(a) – These components are included in the computation of benefit plan costs in Note 12.

20. Quarterly Financial Information (Unaudited)

	2025
	First	Second	Third	Fourth

Net sales	$115,067	$194,327	$162,121	$184,538
Gross profit	$28,139	$60,296	$38,107	$48,138
Income before taxes	$490	$34,145	$10,412	$16,459
Net income	$148	$25,954	$7,960	$12,835
Basic earnings per common share	$0.01	$1.10	$0.34	$0.54
Diluted earnings (loss) per common share	$(0.00)	$1.09	$0.33	$0.54
Dividends per share	$0.30	$0.30	$0.30	$0.30

Douglas Dynamics, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in Thousands Except Per Share Data)

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

21. Acquisitions

On November 3, 2025, the Company acquired substantially all of the assets of Venco Venturo Industries LLC and Venturo Truck Equipment Center LLC, a manufacturer of cranes, hoists and crane service bodies, for the purpose of expanding the Company's product line in its Work Truck Attachments segment.  Total consideration paid was $27,254, including an initial working capital adjustment of $327, which was financed with cash on hand and revolver borrowings under the Company’s credit facility.  The working capital adjustment was further adjusted to increase the purchase price by $927 which the Company paid after the date of these financial statements. The Company incurred $1,521 of transaction expenses related to this acquisition that are included in selling, general and administrative expense in the Consolidated Statements of Income in the year ended December 31, 2025.

The following table summarizes the preliminary allocation of the purchase price paid or payable, and the preliminary subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

Accounts receivable	$4,337
Inventories	11,950
Prepaids and other current assets	32
Property and equipment	1,803
Goodwill	3,645
Intangible assets	8,900
Other assets - long term	1,754
Accounts payable and other liabilities	(5,167)
Total	$27,254

The goodwill for the acquisition is a result of acquiring and retaining the existing workforces and expected synergies from integrating the operations into the Company, all of which has been allocated to the Work Truck Attachments reportable segment. The Company expects to be able to deduct amortization of goodwill for income tax purposes over a fifteen-year period starting at the date of acquisition. The acquired intangible assets include customer relationships of $6,550 being amortized over fifteen years, noncompetition agreements of $300 being amortized over three years, backlog of $100 being amortized over one year, and tradenames of $1,950, which is indefinite-lived.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company's financial statements from the date of acquisition. From the date of acquisition through December 31, 2025, the Venco Venturo assets contributed $2,763 of revenues and $83 of pre-tax operating loss. Pro forma information is not presented as the impact is not material.

22. Restructuring and Impairment

In  January 2024, the Company implemented the 2024 Cost Savings Program, primarily in the form of restructuring charges for headcount reductions in both the Work Truck Attachments segment and corporate functions in 2024. For the year ended  December 31, 2024, $1,997 in pre-tax restructuring charges were recorded related to workforce reduction costs and other related expenses and are included in Cost of sales and Selling, general, and administrative expense in the Consolidated Statements of Income. The Company's restructuring expenses are comprised of the following:

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

23. Recent Accounting Pronouncements

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