Form 10-Q
period 2026-03-31
DOUGLAS DYNAMICS, INC
filed 2026-05-05
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of registrant’s common shares outstanding as of May 5, 2026 was 23,125,192.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,189	$8,297
Accounts receivable, net	67,702	97,561
Inventories	185,775	149,656
Inventories - truck chassis floor plan	4,239	4,184
Refundable income taxes paid	—	920
Prepaid and other current assets	4,832	5,415
Total current assets	267,737	266,033
Property, plant, and equipment, net	45,944	44,764
Goodwill	116,779	116,779
Other intangible assets, net	114,751	116,269
Operating lease - right of use asset	71,058	68,972
Non-qualified benefit plan assets	11,779	12,038
Other long-term assets	2,243	1,846
Total assets	$630,291	$626,701
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,770	$38,687
Accrued expenses and other current liabilities	26,131	33,406
Floor plan obligations	4,239	4,184
Operating lease liability - current	7,234	7,154
Income taxes payable	123	—
Short term borrowings	20,000	5,000
Current portion of long-term debt	7,416	7,416
Total current liabilities	100,913	95,847
Retiree benefits and deferred compensation	15,056	14,947
Deferred income taxes	33,540	33,104
Long-term debt, less current portion	133,391	135,162
Operating lease liability - noncurrent	62,443	60,134
Other long-term liabilities	5,514	6,061
Stockholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,125,192 and 23,069,841 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	231	231
Additional paid-in capital	169,291	170,653
Retained earnings	106,627	107,381
Accumulated other comprehensive income, net of tax	3,285	3,181
Total stockholders’ equity	279,434	281,446
Total liabilities and stockholders’ equity	$630,291	$626,701

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2026	2025
	(unaudited)

Net sales	$137,797	$115,067
Cost of sales	100,026	86,928
Gross profit	37,771	28,139
Selling, general, and administrative expense	26,341	23,387
Intangibles amortization	1,517	1,550
Income from operations	9,913	3,202
Interest expense, net	(2,062)	(2,384)
Debt modification expense	—	(176)
Loss on extinguishment of debt	—	(156)
Other income	44	4
Income before taxes	7,895	490
Income tax expense	1,519	342
Net income	$6,376	$148
Weighted average number of common shares outstanding:
Basic	23,098,094	23,121,555
Diluted	23,587,508	23,121,555
Earnings (loss) per common share:
Basic	$0.27	$0.01
Diluted	$0.26	$(0.00)
Cash dividends declared and paid per share	$0.30	$0.30
Comprehensive income (loss)	$6,480	$(303)

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,	March 31,
	2026	2025
	(unaudited)

Operating activities
Net income	$6,376	$148
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,856	3,823
Gain on disposal of fixed assets	(54)	-
Amortization of deferred financing costs and debt discount	105	169
Debt modification expense	-	176
Loss on extinguishment of debt	-	156
Stock-based compensation	2,537	2,150
Provision for losses on accounts receivable	157	157
Deferred income taxes	437	31
Non-cash lease expense	2,333	2,056
Changes in operating assets and liabilities:
Accounts receivable	29,701	18,030
Inventories	(36,119)	(34,438)
Prepaid assets, refundable income taxes and other assets	601	(1,782)
Accounts payable	(3,220)	10,953
Accrued expenses and other current liabilities	(6,227)	(2,903)
Benefit obligations, long-term liabilities and other	(1,477)	(63)
Net cash used in operating activities	(994)	(1,337)
Investing activities
Capital expenditures	(3,161)	(2,161)
Acquisition of business	(927)	-
Net cash used in investing activities	(4,088)	(2,161)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(899)	(161)
Repurchase of common stock	(3,000)	-
Payments on life insurance policy loans	(122)	(119)
Payments of financing costs	-	(200)
Dividends paid	(7,130)	(7,016)
Net revolver borrowings	15,000	12,000
Borrowings on long-term debt	-	148,770
Repayment of long-term debt	(1,875)	(147,688)
Net cash provided by financing activities	1,974	5,586
Change in cash and cash equivalents	(3,108)	2,088
Cash and cash equivalents at beginning of period	8,297	5,119
Cash and cash equivalents at end of period	$5,189	$7,207

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$55	$19,083

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended March 31, 2026
Balance at December 31, 2025	23,069,841	$231	$170,653	$107,381	$3,181	$281,446
Net income	—	—	—	6,376	—	6,376
Dividends paid	—	—	—	(7,130)	—	(7,130)
Adjustment for postretirement benefit liability, net of tax of $11	—	—	—	—	(30)	(30)
Adjustment for interest rate swap, net of tax of ($60)	—	—	—	—	171	171
Adjustment for steel hedging instrument, net of tax of $13	—	—	—	—	(37)	(37)
Shares withheld on restricted stock vesting	—	—	(899)	—	—	(899)
Repurchase of common stock	(70,376)	(1)	(2,999)	—	—	(3,000)
Stock based compensation	125,727	1	2,536	—	—	2,537
Balance at March 31, 2026	23,125,192	$231	$169,291	$106,627	$3,285	$279,434

Three Months Ended March 31, 2025
Balance at December 31, 2024	23,094,047	$231	$170,092	$88,420	$5,472	$264,215
Net income	—	—	—	148	—	148
Dividends paid	—	—	—	(7,016)	—	(7,016)
Adjustment for pension and postretirement benefit liability, net of tax of $4	—	—	—	—	(12)	(12)
Adjustment for interest rate swap, net of tax of $176	—	—	—	—	(500)	(500)
Adjustment for steel hedging instrument, net of tax of ($22)	—	—	—	—	61	61
Shares withheld on restricted stock vesting	—	—	(161)	—	—	(161)
Stock based compensation	115,379	1	2,149	—	—	2,150
Balance at March 31, 2025	23,209,426	$232	$172,080	$81,552	$5,021	$258,885

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands except share and per share data)

1.	Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in the Company's 2025 Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission on February 24, 2026.

The Company conducts business in two segments: Work Truck Attachments and Work Truck Solutions. See Note 15 to the Unaudited Condensed Consolidated Financial Statements for a description of and financial information regarding these segments.

 Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheets as of March 31, 2026, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, have been prepared by the Company and have not been audited.

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

Revenue by customer type was as follows:

Three Months Ended March 31, 2026	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$60,911	$32,532	$93,443
Government	-	24,106	24,106
Fleet	-	15,646	15,646
Other	-	4,602	4,602
Total revenue	$60,911	$76,886	$137,797

Three Months Ended March 31, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$36,457	$33,406	$69,863
Government	-	27,324	27,324
Fleet	-	15,840	15,840
Other	-	2,040	2,040
Total revenue	$36,457	$78,610	$115,067

Revenue by timing of revenue recognition was as follows:

Three Months Ended March 31, 2026	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$60,911	$51,542	$112,453
Over time	-	25,344	25,344
Total revenue	$60,911	$76,886	$137,797

Three Months Ended March 31, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$36,457	$52,390	$88,847
Over time	-	26,220	26,220
Total revenue	$36,457	$78,610	$115,067

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three months ended March 31, 2026 and 2025, respectively:

Three Months Ended March 31, 2026	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$9,232	$4,849	$(5,780)	$8,301

Three Months Ended March 31, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$5,063	$3,479	$(2,868)	$5,674

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of March 31, 2026 or 2025. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company's municipal rebate program, and are realized with the associated revenue recognized under the contract. Contract liabilities related to payments received in advance of performance under the contract are included in Accounts Payable on the Condensed Consolidated Balance Sheets.

The Company recognized revenue of $645 and $581 during the three months ended March 31, 2026 and 2025, respectively, which was included in contract liabilities at the beginning of each period.

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

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the three months ended March 31, 2026 and 2025:

	Balance at December 31, 2025	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at March 31, 2026
Three Months Ended March 31, 2026
Work Truck Attachments	$2,056	$100	$-	$-	$2,156
Work Truck Solutions	506	57	-	3	566
Total	$2,562	$157	$-	$3	$2,722

	Balance at December 31, 2024	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at March 31, 2025
Three Months Ended March 31, 2025
Work Truck Attachments	$1,768	$100	$(8)	$(3)	$1,857
Work Truck Solutions	604	57	(2)	18	677
Total	$2,372	$157	$(10)	$15	$2,534

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	March 31,	December 31,
	2026	2025
Assets:
Non-qualified benefit plan assets (a)	$11,779	$12,038
Interest rate swaps (b)	930	698
Steel hedging instrument (c)	-	50
Total Assets	$12,709	$12,786

Liabilities:
Long-term debt (d)	$142,164	$144,018
Total Liabilities	$142,164	$144,018

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered a Level 2 input. The Company had outstanding loans of $305 and $427 against these Non-qualified benefit plan assets as of March 31, 2026 and December 31, 2025, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively.

(b)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $439 and $491 at March 31, 2026 are included in Prepaid and other current assets and Other long-term assets, respectively. Interest rate swaps of $461 and $237 at December 31, 2025 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., market prices). Model inputs are changed only when corroborated by market data. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Steel hedging instruments of $0 and $50 at  March 31, 2026 and December 31, 2025, respectively, were included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

(d)  The fair value of the Company’s long-term debt, including current maturities, approximates its carrying value and is considered a Level 2 input. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2026	2025

Finished goods	$91,627	$57,836
Work-in-process	19,327	16,175
Truck chassis inventory	19,188	18,134
Raw material and supplies	55,633	57,511
	$185,775	$149,656

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery. At March 31, 2026 and December 31, 2025, the Company had $4,239 and $4,184, respectively, of floor plan chassis inventory and $4,239 and $4,184 of related floor plan financing obligation, respectively. Under the floor plan financing agreement, the Company recognizes revenue associated with upfitting and service installations net of the truck chassis in instances where the Company does not purchase the chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2026	2025

Land	$162	$162
Land improvements	245	140
Leasehold improvements	9,391	9,269
Buildings	2,958	2,958
Machinery and equipment	90,390	90,139
Furniture and fixtures	29,123	28,413
Mobile equipment and other	6,219	5,990
Construction-in-process	7,297	5,512
Total property, plant and equipment	145,785	142,583
Less accumulated depreciation	(99,841)	(97,819)
Property, plant and equipment, net	$45,944	$44,764

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease expense	$3,503	$3,269
Short term lease cost	$131	$123
Total lease cost	$3,634	$3,392

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Cash paid for amounts included in the measurement of operating lease liabilities	$3,197	$3,060
Non-cash lease expense - right-of-use assets	$2,333	$2,056
Right-of-use assets obtained in exchange for operating lease obligations	$4,415	$163

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$71,058	$68,972

Other current liabilities	7,234	7,154
Operating lease liabilities	62,443	60,134
Total operating lease liabilities	$69,677	$67,288

Weighted Average Remaining Lease Term
Operating leases (in months)	140	144

Weighted Average Discount Rate
Operating leases	7.02%	7.10%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2026 (excluding the three months ended March 31, 2026)	$9,022
2027	10,490
2028	9,273
2029	8,260
2030	7,319
Thereafter	59,172
Total Lease Payments	103,536
Less: imputed interest	(33,859)
Total	$69,677

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2026
Indefinite-lived intangibles:
Trademark and tradenames	$79,550	$-	$79,550
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	87,470	54,517	32,953
Patents	21,136	20,362	774
Noncompete agreements	8,940	8,682	258
Trademarks	5,459	4,305	1,154
Backlog	100	38	62
Amortizable intangibles, net	203,105	167,904	35,201
Total	$282,655	$167,904	$114,751

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2025
Indefinite-lived intangibles:
Trademark and tradenames	$79,550	$-	$79,550
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	87,470	53,115	34,355
Patents	21,136	20,316	820
Noncompete agreements	8,940	8,657	283
Trademarks	5,459	4,281	1,178
Backlog	100	17	83
Amortizable intangibles, net	203,105	166,386	36,719
Total	$282,655	$166,386	$116,269

Amortization expense for intangible assets was $1,517 and $1,550 for the three months ended March 31, 2026 and 2025, respectively.  Estimated amortization expense for the remainder of 2026 and each of the succeeding five years is as follows:

2026	$4,552
2027	5,986
2028	5,970
2029	5,736
2030	5,003
2031	2,953

9.	Long-Term Debt

Long-term debt is summarized below:

	March 31,	December 31,
	2026	2025

Term Loan, net of debt discount of $336 and $357 at March 31, 2026 and December 31, 2025, respectively	$142,164	$144,018
Less current maturities	7,416	7,416
Long-term debt before deferred financing costs	134,748	136,602
Deferred financing costs, net	1,357	1,440
Long-term debt, net	$133,391	$135,162

On March 26, 2025, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which amended and restated the Credit Agreement dated June 9, 2021 (as amended by Amendment No. 1, dated as of January 5, 2023, Amendment No. 2, dated as of July 11, 2023, and Amendment No. 3, dated as of January 29, 2024, the “Original Credit Agreement"). The Credit Agreement provides for a senior secured term loan to the Term Loan Borrower in the amount of $150,000 and a senior secured revolving credit facility available to the Revolving Loan Borrowers in the amount of $125,000, of which $10,000 will be available in the form of letters of credit and $15,000 will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Borrowers to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175,000, subject to specified terms and conditions. The final maturity date of the Credit Agreement is March 26, 2030. The Company applied the proceeds of the senior secured term loan facility under the Credit Agreement to refinance its existing senior secured term loan and revolving credit facilities under the Original Credit Agreement and for the payment of transaction consideration and expenses in connection with the Credit Agreement. The Company is required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on the Company's Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.000%, depending on the Company's Leverage Ratio. The Credit Agreement provides that the Company has the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) a margin ranging from 1.375% to 2.000%, depending on the Company's s Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.000% per annum, depending on the Company's Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest period plus 1%. If the Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement. The Credit Agreement permits the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. The Company had outstanding loans of $305 and $427 against its corporate-owned life insurance policies as of March 31, 2026 and December 31, 2025, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Credit Agreement was issued at a $312 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $863 and revolver upfront fees of $260 are being amortized over the term of the loan. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt, which resulted in the write off of unamortized capitalized deferred financing costs of $131 as well as the write off of unamortized debt discount of $25, resulting in a loss on extinguishment of debt of $156 in the Condensed Consolidated Statement Operations and Comprehensive Income for the three months ended March 31, 2025. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as a modification of the Company’s prior debt. The Company recorded debt modification expense of $176 related to third party fees in the Condensed Consolidated Statement Operations and Comprehensive Income for the three months ended March 31, 2025.

At March 31, 2026, the Company had outstanding borrowings under its term loan of $142,164, $20,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $104,450. At December 31, 2025, the Company had outstanding borrowings under its term loan of $144,018, $5,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $119,450.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter, which commenced with the fiscal quarter ended  March 31, 2025. As of  March 31, 2026, the Company was in compliance with the respective covenants under the Credit Agreement.

On May 19, 2022, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate volatility. The interest rate swap has a notional amount of $125,000 effective for the period May 31, 2024 through June 9, 2026. The Company may have counterparty credit risk resulting from the interest rate swap, which it monitors on an on-going basis. The risk lies with two global financial institutions. Under the interest rate swap agreement, the Company will either receive or make payments on a monthly basis based on the differential between 2.718% and SOFR. The interest rate swap is accounted for as a cash flow hedge.

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

The interest rate swaps' positive fair value at March 31, 2026 was $930, of which $439 and $491 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheets, respectively.  The interest rate swaps' positive fair value at  December 31, 2025 was $698, of which $461 and $237 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheets, respectively.

On  December 17, 2024, the Company entered into a steel hedging agreement to reduce its exposure to commodity price swings. The steel hedging instrument had a notional quantity of 3,000 short tons and was effective for the period  August 1, 2025 through  December 31, 2025, which the Company believes was slightly less than half of its exposure during the effective period. Under the steel hedge agreement, the Company made fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's fair value at March 31, 2026 and December 31, 2025 was $0 and $50, respectively, which was included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

On  January 20, 2025, the Company entered into a floor plan line of credit for up to $20,000 with a financial institution that expired on  January 31, 2026. Under the floor plan agreement, the Company receives truck chassis and title for upfitting service installations. Upon upfit completion, the title transfers from the Company to the customer. The note bears interest at prime, less 0.50%.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	March 31,	December 31,
	2026	2025

Payroll and related costs	$7,408	$14,208
Employee benefits	7,256	6,559
Accrued warranty	3,294	3,643
Other	8,173	8,996
	$26,131	$33,406

11.	Warranty Liability

The warranty reserve was $5,073 at March 31, 2026, of which $1,779 is included in Other long-term liabilities and $3,294 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The warranty reserve was $5,916 at December 31, 2025, of which $2,273 is included in Other long-term liabilities and $3,643 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended
	March 31,	March 31,
	2026	2025

Balance at the beginning of the period	$5,916	$5,559
Warranty provision	901	1,080
Claims paid/settlements	(1,744)	(1,510)
Balance at the end of the period	$5,073	$5,129

12.	Earnings (Loss) per Share

The amounts used in computing earnings per share and the weighted average common shares outstanding are as follows:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Basic earnings per common share
Net income	$6,376	$148
Less: Distributed and undistributed earnings allocated to nonvested shares	126	8
Net income allocated to common shareholders	$6,250	$140
Weighted average common shares outstanding	23,098,094	23,121,555
	$0.27	$0.01

Diluted earnings (loss) per common share
Net income allocated to common shareholders - basic	$6,250	$140
Add: Undistributed earnings allocated to nonvested shareholders	(12)	(161)
Net income (loss) allocated to common shareholders - diluted	$6,238	$(21)
Weighted average common shares outstanding - basic	23,098,094	23,121,555
Dilutive effect of participating securities	489,414	-
Weighted average common shares outstanding - diluted	23,587,508	23,121,555
	$0.26	$(0.00)

13.	Stock Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the Company's employee stock plans is included in the Company's 2025 Annual Report on Form 10-K.

The Company incurred $266 and $158 in the three months ended March 31, 2026 and 2025, respectively, in additional expense for employees who meet the thresholds of the stock plan's retirement provision.

The Company recognized $1,385 and $561 of compensation expense related to performance share unit awards in the three months ended March 31, 2026 and 2025, respectively. The unrecognized compensation expense calculated under the fair value method for performance share units that were, as of  March 31, 2026, expected to be earned through the requisite service period was approximately $4,450 and is expected to be recognized through 2029. For each tranche of the 2024 through 2026 grants, a Monte Carlo simulation has been used to account for the Total Shareholder Return ("TSR") market condition in the grant date fair value of the award. For the first tranche of the 2026 performance share grants, the fair value was $47.43 or $53.78 per share, depending on the grant date. For the second tranche of the 2025 performance share grants, the fair value was $50.45 per share. For the third tranche of the 2024 performance share grants, the fair value was $44.20 per share.

A summary of restricted stock unit activity for the three months ended March 31, 2026 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2025	344,279	$27.27	1.48
Granted	105,861	$44.98	2.41
Vested	(120,611)	$28.32	-
Cancelled and forfeited	(1,297)	$28.09	-

Unvested at March 31, 2026	328,232	$32.59	1.74

Expected to vest in the future at March 31, 2026	317,257	$32.59	1.74

The Company recognized $1,152 and $1,589 of compensation expense related to the restricted stock unit awards in the three months ended  March 31, 2026 and 2025, respectively. The unrecognized compensation expense calculated under the fair value method for restricted shares that were, as of March 31, 2026, expected to be earned through the requisite service period was approximately $7,737 and is expected to be recognized through 2029.

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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Net sales
Work Truck Attachments	$60,911	$36,457
Work Truck Solutions	76,886	78,610
	$137,797	$115,067
Selling, general and administrative expense
Work Truck Attachments	$14,462	$12,430
Work Truck Solutions	11,879	10,957
	$26,341	$23,387
Other segment items (1)
Work Truck Attachments	$38,786	$23,700
Work Truck Solutions	55,859	58,549
	$94,645	$82,249
Adjusted EBITDA
Work Truck Attachments	$7,663	$327
Work Truck Solutions	9,148	9,104
	$16,811	$9,431
Depreciation and amortization expense
Work Truck Attachments	$1,897	$1,950
Work Truck Solutions	1,959	1,873
	$3,856	$3,823
Assets
Work Truck Attachments	$388,531	$364,562
Work Truck Solutions	241,760	256,478
	$630,291	$621,040
Capital Expenditures
Work Truck Attachments	$2,235	$1,095
Work Truck Solutions	1,230	658
	$3,465	$1,753

Adjusted EBITDA
Work Truck Attachments	$7,663	$327
Work Truck Solutions	9,148	9,104
Total Adjusted EBITDA	$16,811	$9,431
Less items to reconcile Adjusted EBITDA to income before taxes:
Interest expense - net	2,062	2,384
Depreciation expense	2,339	2,273
Amortization	1,517	1,550
Stock based compensation	2,537	2,150
Debt modification expense	-	176
Loss on extinguishment of debt	-	156
Other charges (2)	461	252
Income before taxes	$7,895	$490

(1)	Includes cost of sales, other (income) expense, and the addback of depreciation expense, stock based compensation, unrelated legal, severance, restructuring and consulting fees for the periods presented.
(2)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented. Reflects $58 in inventory step up related to Venco Venturo included in cost of sales in the three months ended March 31, 2026.

16.	Income Taxes

The Company’s effective tax rate was 19.2% and 69.8% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended  March 31, 2026 was impacted by a discrete tax benefit of $486 related to tax from stock compensation. The effective tax rate for the three months ended  March 31, 2025 was impacted by discrete tax expense of $167 related to excess tax from stock compensation, and due to the low pre-tax income in the period, the rate was more significantly affected.

On July 4, 2025, a budget reconciliation bill, also known as the One Big Beautiful Bill Act ("OBBBA"), was signed into law.  OBBBA amends U.S. tax law including provisions that impact the Company related to bonus depreciation, research and development and foreign derived intangible income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Acquisition

On  November 3, 2025, the Company acquired substantially all of the assets of Venco Venturo Industries LLC and Venturo Truck Equipment Center LLC (together, "Venco Venturo"), a manufacturer of cranes, hoists and crane service bodies, for the purpose of expanding the Company's product line in its Work Truck Attachments segment.  Total consideration paid was $27,254, including an initial working capital adjustment of $327, which was financed with cash on hand and revolver borrowings under the Company’s credit facility. The working capital adjustment was further adjusted to increase the purchase price by $927 which the Company paid in the three months ended March 31, 2026. The Company incurred approximately $105 in transaction expenses related to this acquisition in the three months ended March 31, 2026.

The following table summarizes the preliminary allocation of the purchase price paid or payable, and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

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

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company's financial statements from the date of acquisition. Pro forma information is not presented as the impact is not material.

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

19.	Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the three months ended March 31, 2026 are as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Gain (Loss)	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Swap	Obligation	Total
Balance at December 31, 2025	$595	$40	$2,546	$3,181
Other comprehensive gain (loss) before reclassifications	398	(37)	—	361
Amounts reclassified from accumulated other comprehensive income: (1)	(224)	(3)	(30)	(257)
Balance at March 31, 2026	$769	$—	$2,516	$3,285

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(41)
Tax expense	11
Reclassification net of tax	$(30)

Realized gains on interest rate swaps reclassified to interest expense	$(303)
Tax expense	79
Reclassification net of tax	$(224)

Changes to accumulated other comprehensive income by component for the three months ended March 31, 2025, are as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Gain (Loss)	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Swap	Obligation	Total
Balance at December 31, 2024	$1,836	$(40)	$3,676	$5,472
Other comprehensive gain (loss) before reclassifications	(127)	61	—	(66)
Amounts reclassified from accumulated other comprehensive income: (1)	(373)	—	(12)	(385)
Balance at March 31, 2025	$1,336	$21	$3,664	$5,021

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(16)
Tax expense	4
Reclassification net of tax	$(12)

Realized gains on interest rate swaps reclassified to interest expense	$(504)
Tax expense	131
Reclassification net of tax	$(373)

20.	Stockholders' Equity

On February 16, 2022, the Company's Board of Directors authorized the purchase of up to $50,000 in shares of common stock at market value (the “2022 repurchase plan”). This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. Shares repurchased under the 2022 repurchase plan are retired. The Company repurchased approximately $3,000 in shares during the three months ended March 31, 2026. As of March 31, 2026, the Company had $35,000 remaining under authorization to purchase.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, labor strikes, global political instability, adverse developments affecting the banking and financial services industries, pandemics and outbreaks of contagious diseases and other adverse public health developments, or other significant decline in economic conditions; (iii)  increases in the price of steel or other materials, including as a result of tariffs or inflationary conditions, necessary for the production of our products that cannot be passed on to our distributors; (iv) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (v) the inability of our suppliers and OEM partners to meet our volume or quality requirements; (vi) increases in the price of fuel or freight, including the impact of the war with Iran; (vii) the effects of laws and regulations and their interpretations on our business and financial condition, including policy or regulatory changes related to climate change; (viii) a significant decline in economic conditions; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) our inability to develop new products or improve upon existing products in response to end-user needs; (xiv) the effects of laws and regulations and their interpretations on our business and financial condition; (xv) losses due to lawsuits arising out of personal injuries associated with our products; (xvi) factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program; (xvii) our inability to effectively manage the use of artificial intelligence; (xviii) disruptions at our manufacturing facilities; (xix) our inability to compete effectively against competition; (xx) our inability to successfully implement our new enterprise resource planning system; (xxi) our inability to achieve the projected financial performance with the assets of Venco Venturo, which we acquired in 2025 and unexpected costs or liabilities related to such acquisition, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

Business Update

 As a result of recent market volatility, enacted or potential tariffs, supply chain disruptions, labor strikes, labor shortages, inflationary pressures (including around materials, freight including as a result of the war in Iran, labor and benefits) and other economic trends, our results of operations may be significantly impacted in future quarters. While Douglas Dynamics is primarily a domestic manufacturer and upfitter and most of our revenue is from domestic customers, we do rely on a global supply chain to source our parts and materials. We source certain materials from China and other countries where tariffs and export restrictions have been enacted or proposed. We may see increased materials costs as a result of these existing or future tariffs and export restrictions, and we may be unable to effectively offset these tariffs or export restrictions with price increases, which could negatively impact our profitability in future quarters. We may also not be able to effectively offset increased freight costs resulting from the war in Iran with price increases, which could negatively impact our profitability in future quarters. We may have challenges in short-term liquidity that could impact our ability to fund working capital needs. We have taken various steps to preserve liquidity. We reduce discretionary spending where possible and defer payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. In consideration of these recent macroeconomic trends and the various actions that we have taken to preserve our liquidity, we expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the foreseeable future.

On February 20, 2026, the United States Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act (IEEPA). Significant uncertainty exists regarding the timing and amount of any potential tariff refunds. We will continue to assess these developments as additional information becomes available.

Overview

The following table sets forth, for the three months ended March 31, 2026 and 2025, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three months ended March 31, 2026 and 2025 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,	March 31,
	2026	2025
	(unaudited)

Net sales	$137,797	$115,067
Cost of sales	100,026	86,928
Gross profit	37,771	28,139
Selling, general, and administrative expense	26,341	23,387
Intangibles amortization	1,517	1,550
Income from operations	9,913	3,202
Interest expense, net	(2,062)	(2,384)
Debt modification expense	-	(176)
Loss on extinguishment of debt	-	(156)
Other income	44	4
Income before taxes	7,895	490
Income tax expense	1,519	342
Net income	$6,376	$148

The following table sets forth for the three months ended March 31, 2026 and 2025 the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended
	March 31,	March 31,
	2026	2025
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	72.6%	75.5%
Gross profit	27.4%	24.5%
Selling, general, and administrative expense	19.1%	20.3%
Intangibles amortization	1.1%	1.4%
Income from operations	7.2%	2.8%
Interest expense, net	(1.5)%	(2.1)%
Debt modification expense	-%	(0.2)%
Loss on extinguishment of debt	-%	(0.1)%
Other income	-%	-%
Income before taxes	5.7%	0.4%
Income tax expense	1.1%	0.3%
Net income	4.6%	0.1%

Net Sales

Net sales were $137.8 million for the three months ended March 31, 2026 compared to $115.1 million in the three months ended March 31, 2025, an increase of $22.7 million, or 19.7%. The increase in sales for the three months ended March 31, 2026 compared to the same period in 2025 is a result of higher volumes at Work Truck Attachments related to improved snowfall levels.  See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Net sales
Work Truck Attachments	$60,911	$36,457
Work Truck Solutions	76,886	78,610
	$137,797	$115,067

Net sales at our Work Truck Attachments segment were $60.9 million for the three months ended March 31, 2026 compared to $36.5 million in the three months ended March 31, 2025, an increase of $24.4 million.  The increase in sales in the three months ended March 31, 2026 was due to higher equipment volumes and parts and accessories sales related to improved snowfall levels. The most recent snow season ended March 2026 was approximately 26.0% above the 10-year average, compared to the prior snow season which saw snowfall 12.0% below the 10-year average.

Net sales at our Work Truck Solutions segment were $76.9 million for the three months ended March 31, 2026 compared to $78.6 million in the three months ended March 31, 2025, a decrease of $1.7 million.  The decrease in sales for the three months ended March 31, 2026 compared to the same period in 2025 was a result of lower commercial volumes and lower sales of Company-purchased chassis, somewhat offset by price increase realization.

Cost of Sales

Cost of sales was $100.0 million for the three months ended March 31, 2026 compared to $86.9 million for the three months ended March 31, 2025, an increase of $13.1 million or 15.1%. The increase in cost of sales for the three months ended March 31, 2026 compared to the same period in the prior year was driven by the higher volumes at our Work Truck Attachments segment. Cost of sales as a percentage of sales were 72.6% for the three months ended March 31, 2026, compared to 75.5% for the three months ended March 31, 2025, respectively. The decrease in cost of sales as a percentage of sales in the three months ended March 31, 2026 is related to segment mix, as Work Truck Attachments typically has higher gross margins than Work Truck Solutions.

Gross Profit

Gross profit was $37.8 million for the three months ended March 31, 2026 compared to $28.1 million for the three months ended March 31, 2025, an increase of $9.7 million, or 34.5%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 24.5% for the three months ended March 31, 2025 to 27.4% for the corresponding period in 2026.  The reasons for the changes in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $27.9 million for the three months ended March 31, 2026 compared to $24.9 million for the three months ended March 31, 2025, an increase of $3.0 million, or 12.0%.  The increase in the three months ended March 31, 2026 is related to higher incentive and stock-based compensation expense of $1.0 million, higher wages and salaries of $0.7 million related to increased headcount including the acquisition of Venco Venturo in November 2025, as well as increased rent costs and other discretionary spending.

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

Interest Expense

Interest expense was $2.1 million for the three months ended March 31, 2026, a decrease compared to the $2.4 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended March 31, 2026 was due to lower interest on our term loan of $0.2 million and lower interest on our revolver of $0.1 million related to lower interest rates.

Income Taxes

The Company’s effective tax rate was 19.2% and 69.8% for the three months ended March 31, 2026 and 2025, respectively.  The effective tax rate for the three months ended March 31, 2026 was impacted by a discrete tax benefit of $0.5 million related to tax from stock compensation. The effective tax rate for the three months ended March 31, 2025 was impacted by discrete tax expense of $0.2 million related to excess tax from stock compensation, and due to the low pre-tax income in the period, the rate was more significantly affected.

On July 4, 2025, OBBBA, was signed into law.  OBBBA amends U.S. tax law including provisions that impact us related to bonus depreciation, research and development and foreign derived intangible income.

Net Income

Net income for the three months ended March 31, 2026 was $6.4 million, compared to $0.1 million for the corresponding period in 2025, an increase of $6.3 million. The change in net income for the three months ended March 31, 2026 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” “— Debt Modification Expense,” “— Loss on Extinguishment of Debt,” “—Interest Expense," and “— Income Taxes.”  As a percentage of net sales, net income was 4.6% for the three months ended March 31, 2026 compared to 0.1% for the three months ended March 31, 2025.

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

Our primary uses of cash are to provide working capital, meet debt service requirements, finance capital expenditures, pay dividends under our dividend policy, repurchase shares of our common stock, and support our growth, including through potential acquisitions, and for other general corporate purposes. For a description of the seasonality of our working capital rates see “—Seasonality and Year-To-Year Variability.”

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

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at our discretion. We repurchased approximately $3.0 million in shares during the three months ended March 31, 2026.

As of March 31, 2026, we had $109.7 million of total liquidity, comprised of $5.2 million in cash and cash equivalents and $104.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2025 of approximately $127.8 million, comprised of approximately $8.3 million in cash and cash equivalents and borrowing availability of approximately $119.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2025 is primarily due to the seasonality of our business. We have taken various steps to preserve liquidity, including reducing discretionary spending where appropriate and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories at March 31, 2026, December 31, 2025 and March 31, 2025.

	As of
	March 31,	December 31,	March 31,
	2026	2025	2025
Cash and cash equivalents	$5,189	$8,297	$7,207
Accounts receivable, net	67,702	97,561	69,219
Inventories	185,775	149,656	171,472

We had cash and cash equivalents of $5.2 million at March 31, 2026 compared to cash and cash equivalents of $8.3 million and $7.2 million at December 31, 2025 and March 31, 2025, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Three Months Ended
	March 31,	March 31,		%
Cash Flows	2026	2025	Change	Change

Net cash used in operating activities	$(994)	$(1,337)	$343	(25.7)%
Net cash used in investing activities	(4,088)	(2,161)	(1,927)	89.2%
Net cash provided by financing activities	1,974	5,586	(3,612)	(64.7)%
Change in cash	$(3,108)	$2,088	$(5,196)	(248.9)%

Net cash used in operating activities decreased $0.3 million from the three months ended March 31, 2025 to the three months ended March 31, 2026. The decrease in cash used in operating activities was due to a $6.9 million increase in net income adjusted for reconciling items, somewhat offset by unfavorable changes in working capital and operating assets and liabilities of $6.5 million. The largest unfavorable changes in working capital and operating assets and liabilities was an increase in cash used in accounts payable related to the timing of supplier payments, somewhat offset by higher cash provided by accounts receivable related to the timing of collections.

Net cash used in investing activities increased $1.9 million for the three months ended March 31, 2026 compared to the corresponding period in 2025 due to a higher level of capital expenditures, as well as the payment of the final working capital adjustment related to the Venco Venturo acquisition.

Net cash provided by financing activities decreased $3.6 million for the three months ended March 31, 2026 as compared to the corresponding period in 2025. The decrease in cash provided was related to there being $3.0 million in share repurchases in the three months ended March 31, 2026, with no repurchases in the corresponding period in the prior year, as well as net borrowings in the prior year related to the debt refinancing that occurred on March 26, 2025. This decrease in cash provided was somewhat offset by having higher net revolver borrowings in the three months ended March 31, 2026 compared to the prior year.

Free Cash Flow

Free cash flow for the three months ended March 31, 2026 was ($4.2) million compared to ($3.5) million in the corresponding period in 2025, a decrease of $0.7 million. The decrease in free cash flow for the three months ended March 31, 2026 is primarily a result of lower cash used in operating activities of $0.3 million as discussed above under “Liquidity and Capital Resources.”

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

Free cash flow is a non-GAAP financial measure which we define as net cash used in operating activities less capital expenditures.  Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow used in operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended
	March 31,	March 31,
	2026	2025

Net cash used in operating activities	$(994)	$(1,337)
Acquisition of property and equipment	(3,161)	(2,161)
Free cash flow	$(4,155)	$(3,498)

Adjusted EBITDA represents net income before interest, taxes, depreciation and amortization, as further adjusted for certain charges consisting of unrelated legal and consulting fees, severance, restructuring expenses, debt modification expense, loss on extinguishment of debt, acquisition-related expenses, amortization of inventory step-up related to the Venco Venturo acquisition, and stock-based compensation. We use, and we believe our investors benefit from the presentation of, Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with additional tools to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. In addition, we believe that Adjusted EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance as compared to that of other companies, because it allows them to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets and liabilities, capital structure and the method by which assets were acquired. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Management also uses Adjusted EBITDA to evaluate our ability to make certain payments, including dividends, in compliance with our senior credit facilities, which is determined based on a calculation of “Consolidated Adjusted EBITDA” that is substantially similar to Adjusted EBITDA.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025

Net income	$6,376	$148

Interest expense, net	2,062	2,384
Income tax expense	1,519	342
Depreciation expense	2,339	2,273
Amortization	1,517	1,550
EBITDA	13,813	6,697

Stock-based compensation expense	2,537	2,150
Debt modification expense	-	176
Loss on extinguishment of debt	-	156
Other charges (1)	461	252
Adjusted EBITDA	$16,811	$9,431

(1)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented. Reflects $58 in inventory step up related to Venco Venturo included in cost of sales in the three months ended March 31, 2026.

The following table presents Adjusted EBITDA by segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Adjusted EBITDA
Work Truck Attachments	$7,663	$327
Work Truck Solutions	9,148	9,104
	$16,811	$9,431

Adjusted EBITDA at our Work Truck Attachments segment was $7.7 million for the three months ended March 31, 2026 compared to $0.3 million in the three months ended March 31, 2025, an increase of $7.4 million. The change in the three months ended March 31, 2026 was due to higher equipment volumes and parts and accessories sales related to improved snowfall levels. The most recent snow season ended March 2026 was approximately 26.0% above the 10-year average, compared to the prior snow season which saw snowfall 12.0% below the 10-year average.

Adjusted EBITDA at our Work Truck Solutions segment was $9.1 million for the three months ended March 31, 2026 compared to $9.1 million in the three months ended March 31, 2025. The change in the three months ended March 31, 2026 was due to price increase realization and improved efficiencies, mostly offset by lower commercial volumes and lower sales of Company-purchased chassis.

Adjusted Net Income and Adjusted Earnings Per Share (calculated on a diluted basis) represents net income and earnings (loss) per share (as defined by GAAP), excluding the impact of stock-based compensation, severance, restructuring expenses, debt modification expense, loss on extinguishment of debt, acquisition-related expenses, amortization of inventory step-up related to the Venco Venturo acquisition, and certain charges related to unrelated legal fees and consulting fees.  Management believes that Adjusted Net Income and Adjusted Earnings Per Share are useful in assessing the Company’s financial performance by eliminating expenses and income that are not reflective of the underlying business performance. We believe that the presentation of adjusted net income for the periods presented allows investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because the excluded items are not predictable or consistent, management does not consider them when evaluating our performance or when making decisions regarding allocation of resources.

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025

Net income (GAAP)	$6,376	$148
Adjustments:
- Stock-based compensation	2,537	2,150
- Debt modification expense	-	176
- Loss on extinguishment of debt	-	156
- Other charges (1)	461	252
Tax effect on adjustments	(750)	(683)

Adjusted net income (non-GAAP)	$8,624	$2,199

Weighted average common shares outstanding assuming dilution	23,587,508	23,121,555

Adjusted earnings per common share - dilutive	$0.36	$0.09

GAAP diluted earnings per share	$0.26	$(0.00)
Adjustments net of income taxes:
- Stock-based compensation	0.08	0.07
- Debt modification expense	-	-
- Loss on extinguishment of debt	-	-
- Other charges (1)	0.02	0.02

Adjusted diluted earnings per share (non-GAAP)	$0.36	$0.09

(1)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented. Reflects $58 in inventory step up related to Venco Venturo included in cost of sales in the three months ended March 31, 2026.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended March 31, 2026.

Impact of Inflation

Inflation in materials, freight and labor, including as a result of tariffs and the war in Iran, had a material impact on our profitability in the three months ended March 31, 2026 and 2025 and we expect the impact of any tariffs enacted and any ongoing inflationary pressures may also impact our profitability in the remainder of 2026. While we anticipate being able to cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In prior years as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

Seasonality and Year-to-Year Variability

Our Work Truck Solutions segment has less seasonality and variability than our Commercial Snow & Ice reporting unit within our Work Truck Attachments segment, which is seasonal and also varies from year‑to‑year, in part due to changes in snowfall levels. Consequently, our Work Truck Attachments segment results of operations and financial condition for this segment vary from quarter-to-quarter and from year-to-year as well. In addition, because of this seasonality and variability, the results of operations for our Work Truck Attachments segment and our consolidated results of operations for any quarter may not be indicative of results of operations that may be achieved for a subsequent quarter or the full year, and may not be similar to results of operations experienced in prior years. That being the case, while snowfall levels vary within a given year and from year-to-year, snowfall, and the corresponding replacement cycle of snow and ice control equipment manufactured and sold by our Commercial Snow & Ice reporting unit, is relatively consistent over multi-year periods.

Sales of our snow and ice control products are significantly impacted by the level, timing and location of snowfall, with sales in any given year and region most heavily influenced by snowfall levels in the prior snow season (which we consider to begin in October and end in March) in that region. This is due to the fact that end-user demand for our Work Truck Attachments snow and ice control products is driven primarily by the condition of their snow and ice control equipment, and in the case of professional snowplowers, by their financial ability to purchase new or replacement snow and ice control equipment, both of which are significantly affected by snowfall levels. Heavy snowfall during a given winter causes usage of our Work Truck Attachments snow and ice control products to increase, resulting in greater wear and tear to our products and a shortening of their life cycles, thereby creating a need for replacement commercial snow and ice control equipment and related parts and accessories. In addition, when there is a heavy snowfall in a given winter, the increased income our professional snowplowers generate from their professional snowplow activities provides them with increased purchasing power to purchase replacement commercial snow and ice control equipment prior to the following winter. To a lesser extent, sales of our Work Truck Attachments snow and ice control products are influenced by the timing of snowfall in a given winter. Because an early snowfall can be viewed as a sign of a heavy upcoming snow season, our end-users may respond to an early snowfall by purchasing replacement snow and ice control equipment during the current season rather than delaying purchases until after the season is over when most purchases are typically made by end-users.

We attempt to manage the seasonal impact of snowfall on our Work Truck Attachments revenues in part through our pre-season sales program, which involves actively soliciting and encouraging pre-season distributor orders in the second and third quarters by offering our Work Truck Attachments distributors a combination of pricing, payment and freight incentives during this period. These pre-season sales incentives encourage our distributors to re-stock their inventory during the second and third quarters in anticipation of the peak fourth quarter retail sales period by offering pre-season pricing and payment deferral until the fourth quarter. As a result, we tend to generate our greatest volume of sales (an average of over two-thirds over the last ten years) for the Work Truck Attachments segment during the second and third quarters, providing us with manufacturing visibility for the remainder of the year. By contrast, our revenue and operating results for the Work Truck Attachments segment tend to be lowest during the first quarter, as management believes our end-users prefer to wait until the beginning of a snow season to purchase new equipment and as our distributors sell off inventory and wait for our pre-season sales incentive period to re-stock inventory. Fourth quarter sales for the Work Truck Attachments segment vary from year-to-year as they are primarily driven by the level, timing and location of snowfall during the quarter. This is because most of our fourth quarter sales and shipments for the Work Truck Attachments segment consist of re-orders by distributors seeking to restock inventory to meet immediate customer needs caused by snowfall during the winter months.

Because of the seasonality of our sales of Work Truck Attachments snow and ice control products, we experience seasonality in our working capital needs as well. In the first quarter, we typically require capital as we are generally required to build our snow and ice control inventory in anticipation of our second and third quarter pre-season sales. During the second and third quarters, our working capital requirements rise as our accounts receivable increase as a result of the sale and shipment of products ordered through our pre-season sales program, and as we continue to build inventory. Working capital requirements peak towards the end of the third quarter and then begin to decline through the fourth quarter through a reduction in accounts receivable for the Work Truck Attachments segment when we receive the majority of the payments for pre-season shipped products.

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

Additionally, although our annual capital expenditures are modest and normally budgeted around 2-3% of net sales, they can be temporarily reduced by up to approximately 40% in response to actual or anticipated decreases in sales volumes. If we are unsuccessful in our asset management initiatives, the seasonality and year-to-year variability effects on our business may be compounded and in turn our results of operations and financial condition may suffer.

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

As of March 31, 2026, we had outstanding borrowings under our term loan of $142.2 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended March 31, 2026 by $0.0 million, $0.1 million, and $0.1 million, respectively.

As of March 31, 2026, we had $20.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility each would have changed interest incurred for the three months ended March 31, 2026 by less than $0.1 million.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 10.5% for the three months ended March 31, 2026 compared to 8.5% for the three months ended March 31, 2025. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. If the price of steel increases, including as a result of tariffs, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

On December 17, 2024, we entered into a steel hedging agreement to reduce our exposure to commodity price swings. The steel hedging instrument had a notional quantity of 3,000 short tons and is effective for the period August 1, 2025 through December 31, 2025, which we believe was slightly less than half of our exposure during the effective period.  Under the steel hedge agreement, we made fixed payments of $819 per short ton for the Steel Hot Rolled Coil (HRC) commodity. The steel hedging instrument is accounted for as a cash flow hedge. The steel hedging instrument's fair value at March 31, 2026 and December 31, 2025 was $0 and $0.1 million, respectively, which was included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

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

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In the three months ended March 31, 2026, the Company withheld approximately 23,686 shares of the Company's common stock to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company's stockholder-approved equity incentive plan.

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

Total share repurchases under the 2022 repurchase plan for the three months ended March 31, 2026 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
1/1/2026 - 1/31/2026	-	$-	-	$38,000
2/1/2026 - 2/28/2026	-	-	-	38,000
3/1/2026 - 3/31/2026	70,376	42.63	70,376	35,000
Total	70,376	$-	70,376	$35,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

(c)

During the three months ended  March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended March 31, 2026, filed on May 5, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Notes to the Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS DYNAMICS, INC.

	By:	/s/ SARAH C. LAUBER
Sarah C. Lauber
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Dated: May 5, 2026