Form 10-Q
period 2026-06-30
DOUGLAS DYNAMICS, INC
filed 2026-08-03
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of registrant’s common shares outstanding as of August 3, 2026 was 23,077,046.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,875	$8,297
Accounts receivable, net	156,633	97,561
Inventories	174,981	149,656
Inventories - truck chassis floor plan	4,356	4,184
Refundable income taxes paid	—	920
Prepaid and other current assets	4,533	5,415
Total current assets	342,378	266,033
Property, plant, and equipment, net	47,134	44,764
Goodwill	116,779	116,779
Other intangible assets, net	113,234	116,269
Operating lease - right of use asset	90,364	68,972
Non-qualified benefit plan assets	12,952	12,038
Other long-term assets	2,828	1,846
Total assets	$725,669	$626,701
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$38,622	$38,687
Accrued expenses and other current liabilities	36,062	33,406
Floor plan obligations	4,356	4,184
Operating lease liability - current	9,783	7,154
Income taxes payable	5,138	—
Short term borrowings	57,000	5,000
Current portion of long-term debt	7,416	7,416
Total current liabilities	158,377	95,847
Retiree benefits and deferred compensation	15,927	14,947
Deferred income taxes	34,104	33,104
Long-term debt, less current portion	131,622	135,162
Operating lease liability - noncurrent	80,024	60,134
Other long-term liabilities	5,956	6,061
Shareholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,069,381 and 23,069,841 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	231	231
Additional paid-in capital	170,741	170,653
Retained earnings	124,908	107,381
Accumulated other comprehensive income, net of tax	3,779	3,181
Total shareholders’ equity	299,659	281,446
Total liabilities and shareholders’ equity	$725,669	$626,701

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)

Net sales	$214,648	$194,327	$352,445	$309,394
Cost of sales	147,852	134,031	247,878	220,959
Gross profit	66,796	60,296	104,567	88,435
Selling, general, and administrative expense	29,831	21,751	56,172	45,138
Intangibles amortization	1,518	1,550	3,035	3,100
Income from operations	35,447	36,995	45,360	40,197
Interest expense, net	(2,324)	(2,973)	(4,386)	(5,357)
Debt modification expense	—	—	—	(176)
Loss on extinguishment of debt	—	—	—	(156)
Other income	594	123	638	127
Income before taxes	33,717	34,145	41,612	34,635
Income tax expense	8,338	8,191	9,857	8,533
Net income	$25,379	$25,954	$31,755	$26,102
Weighted average number of common shares outstanding:
Basic	23,116,515	23,131,151	23,107,356	23,126,379
Diluted	23,590,038	23,674,029	23,588,780	23,668,491
Earnings per common share:
Basic	$1.08	$1.10	$1.35	$1.10
Diluted	$1.07	$1.09	$1.33	$1.09
Cash dividends declared and paid per share	$0.30	$0.30	$0.59	$0.59
Comprehensive income	$25,873	$25,735	$32,353	$25,432

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2026	2025
	(unaudited)

Operating activities
Net income	$31,755	$26,102
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,678	7,649
Loss on disposal of fixed assets	664	-
Amortization of deferred financing costs and debt discount	210	275
Debt modification expense	-	176
Loss on extinguishment of debt	-	156
Stock-based compensation	6,987	3,704
Provision for losses on accounts receivable	315	315
Deferred income taxes	1,001	143
Non-cash lease expense	5,213	4,142
Changes in operating assets and liabilities:
Accounts receivable	(59,387)	(54,076)
Inventories	(25,325)	(16,252)
Prepaid assets, refundable income taxes and other assets	127	(958)
Accounts payable	(442)	7,480
Accrued expenses and other current liabilities	8,721	10,201
Benefit obligations, long-term liabilities and other	(2,712)	(1,778)
Net cash used in operating activities	(25,195)	(12,721)
Investing activities
Capital expenditures	(7,301)	(5,126)
Acquisition of business	(927)	-
Net cash used in investing activities	(8,228)	(5,126)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(899)	(161)
Repurchase of common stock	(6,000)	(6,000)
Payments on life insurance policy loans	(122)	(119)
Payments of financing costs	-	(293)
Dividends paid	(14,228)	(13,926)
Net revolver borrowings	52,000	42,000
Borrowings on long-term debt	-	148,770
Repayment of long-term debt	(3,750)	(149,563)
Net cash provided by financing activities	27,001	20,708
Change in cash and cash equivalents	(6,422)	2,861
Cash and cash equivalents at beginning of period	8,297	5,119
Cash and cash equivalents at end of period	$1,875	$7,980

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$172	$19,249

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended June 30, 2026
Balance at March 31, 2026	23,125,192	$231	$169,291	$106,627	$3,285	$279,434
Net income	—	—	—	25,379	—	25,379
Dividends paid	—	—	—	(7,098)	—	(7,098)
Adjustment for postretirement benefit liability, net of tax of $11	—	—	—	—	(30)	(30)
Adjustment for interest rate swap, net of tax of ($184)	—	—	—	—	524	524
Adjustment for steel hedging instrument, net of tax of $0	—	—	—	—	—	—
Shares withheld on restricted stock vesting	—	—	—	—	—	—
Repurchase of common stock	(67,532)	—	(3,000)	—	—	(3,000)
Stock based compensation	11,721	—	4,450	—	—	4,450
Balance at June 30, 2026	23,069,381	$231	$170,741	$124,908	$3,779	$299,659

Six Months Ended June 30, 2026
Balance at December 31, 2025	23,069,841	$231	$170,653	$107,381	$3,181	281,446
Net income	—	—	—	31,755	—	31,755
Dividends paid	—	—	—	(14,228)	—	(14,228)
Adjustment for pension and postretirement benefit liability, net of tax of $22	—	—	—	—	(60)	(60)
Adjustment for interest rate swap, net of tax of ($244)	—	—	—	—	695	695
Adjustment for steel hedging instrument, net of tax of $13	—	—	—	—	(37)	(37)
Shares withheld on restricted stock vesting	—	—	(899)	—	—	(899)
Repurchase of common stock	(137,908)	(1)	(5,999)	—	—	(6,000)
Stock based compensation	137,448	1	6,986	—	—	6,987
Balance at June 30, 2026	23,069,381	$231	$170,741	$124,908	$3,779	$299,659

Three Months Ended June 30, 2025
Balance at March 31, 2025	23,209,426	$232	$172,080	$81,552	$5,021	$258,885
Net income	—	—	—	25,954	—	25,954
Dividends paid	—	—	—	(6,910)	—	(6,910)
Adjustment for pension and postretirement benefit liability, net of tax of $4	—	—	—	—	(12)	(12)
Adjustment for interest rate swap, net of tax of $85	—	—	—	—	(242)	(242)
Adjustment for steel hedging instrument, net of tax of ($12)	—	—	—	—	35	35
Repurchase of common stock	(210,059)	(2)	(5,998)	—	—	(6,000)
Stock based compensation	41,511	—	1,554	—	—	1,554
Balance at June 30, 2025	23,040,878	$230	$167,636	$100,596	$4,802	$273,264

Six Months Ended June 30, 2025
Balance at December 31, 2024	23,094,047	$231	$170,092	$88,420	$5,472	$264,215
Net income	—	—	—	26,102	—	26,102
Dividends paid	—	—	—	(13,926)	—	(13,926)
Adjustment for pension and postretirement benefit liability, net of tax of $8	—	—	—	—	(24)	(24)
Adjustment for interest rate swap, net of tax of $261	—	—	—	—	(742)	(742)
Adjustment for steel hedging instrument, net of tax of ($34)	—	—	—	—	96	96
Shares withheld on restricted stock vesting	—	—	(161)	—	—	(161)
Repurchase of common stock	(210,059)	(2)	(5,998)	—	—	(6,000)
Stock based compensation	156,890	1	3,703	—	—	3,704
Balance at June 30, 2025	23,040,878	$230	$167,636	$100,596	$4,802	$273,264

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

 Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2026, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, have been prepared by the Company and have not been audited.

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

Revenue by customer type was as follows:

Three Months Ended June 30, 2026	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$129,330	$35,426	$164,756
Government	-	30,170	30,170
Fleet	-	18,272	18,272
Other	-	1,450	1,450
Total revenue	$129,330	$85,318	$214,648

Three Months Ended June 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$108,114	$33,413	$141,527
Government	-	30,771	30,771
Fleet	-	19,626	19,626
Other	-	2,403	2,403
Total revenue	$108,114	$86,213	$194,327

Six Months Ended June 30, 2026	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$190,241	$67,958	$258,199
Government	-	54,276	54,276
Fleet	-	33,918	33,918
Other	-	6,052	6,052
Total revenue	$190,241	$162,204	$352,445

Six Months Ended June 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$144,571	$66,819	$211,390
Government	-	58,095	58,095
Fleet	-	35,466	35,466
Other	-	4,443	4,443
Total revenue	$144,571	$164,823	$309,394

Revenue by timing of revenue recognition was as follows:

Three Months Ended June 30, 2026	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$129,330	$59,759	$189,089
Over time	-	25,559	25,559
Total revenue	$129,330	$85,318	$214,648

Three Months Ended June 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$108,114	$58,341	$166,455
Over time	-	27,872	27,872
Total revenue	$108,114	$86,213	$194,327

Six Months Ended June 30, 2026	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$190,241	$111,301	$301,542
Over time	-	50,903	50,903
Total revenue	$190,241	$162,204	$352,445

Six Months Ended June 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$144,571	$110,731	$255,302
Over time	-	54,092	54,092
Total revenue	$144,571	$164,823	$309,394

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and six months ended June 30, 2026 and 2025, respectively:

Three Months Ended June 30, 2026	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$8,301	$14,100	$(5,890)	$16,511

Three Months Ended June 30, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$5,674	$11,934	$(4,689)	$12,919

Six Months Ended June 30, 2026	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$9,232	$18,949	$(11,670)	$16,511

Six Months Ended June 30, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$5,063	$15,413	$(7,557)	$12,919

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of June 30, 2026 or 2025. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company's municipal rebate program, and are realized with the associated revenue recognized under the contract. Contract liabilities related to payments received in advance of performance under the contract are included in Accounts Payable on the Condensed Consolidated Balance Sheets.

The Company recognized revenue of $2,095 and $1,846 during the three months ended June 30, 2026 and 2025, respectively, which was included in contract liabilities at the beginning of each period. The Company recognized revenue of $2,740 and $2,427 during the six months ended June 30, 2026 and 2025, respectively, which was included in contract liabilities at the beginning of each period.

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

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the six months ended June 30, 2026 and 2025:

	Balance at December 31, 2025	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at June 30, 2026
Six Months Ended June 30, 2026
Work Truck Attachments	$2,056	$200	$-	$(1)	$2,255
Work Truck Solutions	506	115	-	2	623
Total	$2,562	$315	$-	$1	$2,878

	Balance at December 31, 2024	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at June 30, 2025
Six Months Ended June 30, 2025
Work Truck Attachments	$1,768	$200	$(8)	$(3)	$1,957
Work Truck Solutions	604	115	(2)	18	735
Total	$2,372	$315	$(10)	$15	$2,692

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	June 30,	December 31,
	2026	2025
Assets:
Non-qualified benefit plan assets (a)	$12,952	$12,038
Interest rate swaps (b)	1,638	698
Steel hedging instrument (c)	-	50
Total Assets	$14,590	$12,786

Liabilities:
Long-term debt (d)	$140,310	$144,018
Total Liabilities	$140,310	$144,018

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered a Level 2 input. The Company had outstanding loans of $305 and $427 against these Non-qualified benefit plan assets as of June 30, 2026 and December 31, 2025, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively.

(b)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $495 and $1,143 at June 30, 2026 are included in Prepaid and other current assets and Other long-term assets, respectively. Interest rate swaps of $461 and $237 at December 31, 2025 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., market prices). Model inputs are changed only when corroborated by market data. Thus, inputs used to determine fair value of the commodity hedging instrument are Level 2 inputs. Steel hedging instruments of $0 and $50 at  June 30, 2026 and December 31, 2025, respectively, were included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

(d)  The fair value of the Company’s long-term debt, including current maturities, approximates its carrying value and is considered a Level 2 input. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2026	2025

Finished goods	$77,862	$57,836
Work-in-process	22,636	16,175
Truck chassis inventory	14,763	18,134
Raw material and supplies	59,720	57,511
	$174,981	$149,656

The inventories in the table above do not include truck chassis inventory financed through a floor plan financing agreement, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreement and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery. At June 30, 2026 and December 31, 2025, the Company had $4,356 and $4,184, respectively, of floor plan chassis inventory and $4,356 and $4,184 of related floor plan financing obligation, respectively. Under the floor plan financing agreement, the Company recognizes revenue associated with upfitting and service installations net of the truck chassis in instances where the Company does not purchase the chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2026	2025

Land	$162	$162
Land improvements	141	140
Leasehold improvements	9,646	9,269
Buildings	2,958	2,958
Machinery and equipment	89,951	90,139
Furniture and fixtures	29,173	28,413
Mobile equipment and other	6,004	5,990
Construction-in-process	10,273	5,512
Total property, plant and equipment	148,308	142,583
Less accumulated depreciation	(101,174)	(97,819)
Property, plant and equipment, net	$47,134	$44,764

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Operating lease expense	$4,335	$7,838	$3,274	$6,543
Short term lease cost	$30	$161	$156	$279
Total lease cost	$4,365	$7,999	$3,430	$6,822

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Cash paid for amounts included in the measurement of operating lease liabilities	$6,589	$6,104
Non-cash lease expense - right-of-use assets	$5,213	$4,142
Right-of-use assets obtained in exchange for operating lease obligations	$28,175	$397

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	June 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$90,364	$68,972

Other current liabilities	9,783	7,154
Operating lease liabilities	80,024	60,134
Total operating lease liabilities	$89,807	$67,288

Weighted Average Remaining Lease Term
Operating leases (in months)	124	144

Weighted Average Discount Rate
Operating leases	6.65%	7.10%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2026 (excluding the six months ended June 30, 2026)	$7,619
2027	14,954
2028	14,091
2029	13,464
2030	12,151
Thereafter	63,692
Total Lease Payments	125,971
Less: imputed interest	(36,164)
Total	$89,807

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2026
Indefinite-lived intangibles:
Trademark and tradenames	$79,550	$-	$79,550
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	87,470	55,919	31,551
Patents	21,136	20,409	727
Noncompete agreements	8,940	8,707	233
Trademarks	5,459	4,328	1,131
Backlog	100	58	42
Amortizable intangibles, net	203,105	169,421	33,684
Total	$282,655	$169,421	$113,234

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2025
Indefinite-lived intangibles:
Trademark and tradenames	$79,550	$-	$79,550
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	87,470	53,115	34,355
Patents	21,136	20,316	820
Noncompete agreements	8,940	8,657	283
Trademarks	5,459	4,281	1,178
Backlog	100	17	83
Amortizable intangibles, net	203,105	166,386	36,719
Total	$282,655	$166,386	$116,269

Amortization expense for intangible assets was $1,518 and $1,550 for the three months ended June 30, 2026 and 2025, respectively.  Amortization expense for intangible assets was $3,035 and $3,100 for the six months ended June 30, 2026 and 2025, respectively. Estimated amortization expense for the remainder of 2026 and each of the succeeding five years is as follows:

2026	$3,035
2027	5,986
2028	5,970
2029	5,736
2030	5,003
2031	2,953

9.	Long-Term Debt

Long-term debt is summarized below:

	June 30,	December 31,
	2026	2025

Term Loan, net of debt discount of $315 and $357 at June 30, 2026 and December 31, 2025, respectively	$140,310	$144,018
Less current maturities	7,416	7,416
Long-term debt before deferred financing costs	132,894	136,602
Deferred financing costs, net	1,272	1,440
Long-term debt, net	$131,622	$135,162

On March 26, 2025, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which amended and restated the Credit Agreement dated June 9, 2021 (as amended by Amendment No. 1, dated as of January 5, 2023, Amendment No. 2, dated as of July 11, 2023, and Amendment No. 3, dated as of January 29, 2024, the “Original Credit Agreement"). The Credit Agreement provides for a senior secured term loan to the Term Loan Borrower in the amount of $150,000 and a senior secured revolving credit facility available to the Revolving Loan Borrowers in the amount of $125,000, of which $10,000 will be available in the form of letters of credit and $15,000 will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Borrowers to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175,000, subject to specified terms and conditions. The final maturity date of the Credit Agreement is March 26, 2030. The Company applied the proceeds of the senior secured term loan facility under the Credit Agreement to refinance its existing senior secured term loan and revolving credit facilities under the Original Credit Agreement and for the payment of transaction consideration and expenses in connection with the Credit Agreement. The Company is required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on the Company's Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.000%, depending on the Company's Leverage Ratio. The Credit Agreement provides that the Company has the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) a margin ranging from 1.375% to 2.000%, depending on the Company's Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.000% per annum, depending on the Company's Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest period plus 1%. If the Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement. The Credit Agreement permits the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. The Company had outstanding loans of $305 and $427 against its corporate-owned life insurance policies as of June 30, 2026 and December 31, 2025, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Credit Agreement was issued at a $312 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $863 and revolver upfront fees of $260 are being amortized over the term of the loan. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt, which resulted in the write off of unamortized capitalized deferred financing costs of $131 as well as the write off of unamortized debt discount of $25, resulting in a loss on extinguishment of debt of $156 in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2025. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as a modification of the Company’s prior debt. The Company recorded debt modification expense of $176 related to third party fees in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2025.

At June 30, 2026, the Company had outstanding borrowings under its term loan of $140,310, $57,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $67,450. At December 31, 2025, the Company had outstanding borrowings under its term loan of $144,018, $5,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $119,450.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter, which commenced with the fiscal quarter ended  March 31, 2025. As of  June 30, 2026, the Company was in compliance with the respective covenants under the Credit Agreement.

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

The interest rate swaps' positive fair value at June 30, 2026 was $1,638, of which $495 and $1,143 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheets, respectively.  The interest rate swaps' positive fair value at  December 31, 2025 was $698, of which $461 and $237 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheets, respectively.

On  January 20, 2025, the Company entered into a floor plan line of credit for up to $20,000 with a financial institution that expired on  January 31, 2026. Under the floor plan agreement, the Company received truck chassis and title for upfitting service installations. Upon upfit completion, the title transfers from the Company to the customer. The note bears interest at prime, less 0.50%.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	June 30,	December 31,
	2026	2025

Payroll and related costs	$12,550	$14,208
Employee benefits	7,833	6,559
Accrued warranty	3,850	3,643
Other	11,829	8,996
	$36,062	$33,406

11.	Warranty Liability

The warranty reserve was $6,080 at June 30, 2026, of which $2,230 is included in Other long-term liabilities and $3,850 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The warranty reserve was $5,916 at December 31, 2025, of which $2,273 is included in Other long-term liabilities and $3,643 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Balance at the beginning of the period	$5,073	$5,129	$5,916	$5,559
Warranty provision	1,572	1,003	2,473	2,083
Claims paid/settlements	(565)	(433)	(2,309)	(1,943)
Balance at the end of the period	$6,080	$5,699	$6,080	$5,699

12.	Earnings per Share

The amounts used in computing earnings per share and the weighted average common shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Basic earnings per common share
Net income	$25,379	$25,954	$31,755	$26,102
Less: Distributed and undistributed earnings allocated to nonvested shares	510	592	642	599
Net income allocated to common shareholders	$24,869	$25,362	$31,113	$25,503
Weighted average common shares outstanding	23,116,515	23,131,151	23,107,356	23,126,379
	$1.08	$1.10	$1.35	$1.10

Diluted earnings per common share
Net income allocated to common shareholders - basic	$24,869	$25,362	$31,113	$25,503
Add: Undistributed earnings allocated to nonvested shareholders	370	436	364	278
Net income allocated to common shareholders - diluted	$25,239	$25,798	$31,477	$25,781
Weighted average common shares outstanding - basic	23,116,515	23,131,151	23,107,356	23,126,379
Dilutive effect of participating securities	473,523	542,878	481,424	542,112
Weighted average common shares outstanding - diluted	23,590,038	23,674,029	23,588,780	23,668,491
	$1.07	$1.09	$1.33	$1.09

13.	Stock Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the Company's employee stock plans is included in the Company's 2025 Annual Report on Form 10-K.

The Company incurred $935 and $530 in the three months ended June 30, 2026 and 2025, respectively, in additional expense for employees who meet the thresholds of the stock plan's retirement provision. The Company incurred $1,201 and $688 in the six months ended June 30, 2026 and 2025, respectively, in additional expense for employees who meet the thresholds of the stock plan's retirement provision.

The Company recognized $2,031 and $224 of compensation expense related to performance share unit awards in the three months ended June 30, 2026 and 2025, respectively. The Company recognized $3,416 and $785 of compensation expense related to performance share unit awards in the six months ended June 30, 2026 and 2025, respectively. The unrecognized compensation expense calculated under the fair value method for performance share units that were, as of  June 30, 2026, expected to be earned through the requisite service period was approximately $5,069 and is expected to be recognized through 2029. For each tranche of the 2024 through 2026 grants, a Monte Carlo simulation has been used to account for the Total Shareholder Return ("TSR") market condition in the grant date fair value of the award. For the first tranche of the 2026 performance share grants, the fair value was $47.43 or $53.78 per share, depending on the grant date. For the second tranche of the 2025 performance share grants, the fair value was $50.45 per share. For the third tranche of the 2024 performance share grants, the fair value was $44.20 per share.

A summary of restricted stock unit activity for the six months ended June 30, 2026 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2025	344,279	$27.27	1.48
Granted	105,861	$44.98	2.49
Vested	(129,595)	$28.27	-
Cancelled and forfeited	(3,094)	$35.68	-

Unvested at June 30, 2026	317,451	$32.69	1.64

Expected to vest in the future at June 30, 2026	306,359	$32.69	1.64

The Company recognized $2,419 and $1,330 of compensation expense related to the restricted stock unit awards in the three months ended  June 30, 2026 and 2025, respectively. The Company recognized $3,571 and $2,919 of compensation expense related to the restricted stock unit awards in the six months ended June 30, 2026 and 2025, respectively. The unrecognized compensation expense calculated under the fair value method for restricted shares that were, as of June 30, 2026, expected to be earned through the requisite service period was approximately $6,090 and is expected to be recognized through 2029.

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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net sales
Work Truck Attachments	$129,330	$108,114	$190,241	$144,571
Work Truck Solutions	85,318	86,213	162,204	164,823
	$214,648	$194,327	$352,445	$309,394
Selling, general and administrative expense
Work Truck Attachments	$18,017	$11,412	$32,479	$23,842
Work Truck Solutions	11,814	10,339	23,693	21,296
	$29,831	$21,751	$56,172	$45,138
Other segment items (1)
Work Truck Attachments	$75,512	$65,132	$114,298	$88,832
Work Truck Solutions	64,727	64,827	120,586	123,376
	$140,239	$129,959	$234,884	$212,208
Adjusted EBITDA
Work Truck Attachments	$35,801	$31,570	$43,464	$31,897
Work Truck Solutions	8,777	11,047	17,925	20,151
	$44,578	$42,617	$61,389	$52,048
Depreciation and amortization expense
Work Truck Attachments	$1,866	$1,919	$3,763	$3,869
Work Truck Solutions	1,956	1,907	3,915	3,780
	$3,822	$3,826	$7,678	$7,649
Assets
Work Truck Attachments	$448,511	$409,235
Work Truck Solutions	277,158	262,236
	$725,669	$671,471
Capital Expenditures
Work Truck Attachments	$2,273	$2,121	$4,508	$3,216
Work Truck Solutions	1,939	1,064	3,169	1,722
	$4,212	$3,185	$7,677	$4,938

Adjusted EBITDA
Work Truck Attachments	$35,801	$31,570	$43,464	$31,897
Work Truck Solutions	8,777	11,047	17,925	20,151
Total Adjusted EBITDA	$44,578	$42,617	$61,389	$52,048
Less items to reconcile Adjusted EBITDA to income before taxes:
Interest expense - net	2,324	2,973	4,386	5,357
Depreciation expense	2,304	2,276	4,643	4,549
Amortization expense	1,518	1,550	3,035	3,100
Stock based compensation	4,450	1,554	6,987	3,704
Debt modification expense	-	-	-	176
Loss on extinguishment of debt	-	-	-	156
Other charges (2)	265	119	726	371
Income before taxes	$33,717	$34,145	$41,612	$34,635

(1)	Includes cost of sales, other (income) expense, and the addback of depreciation expense, stock based compensation, unrelated legal, severance, restructuring and consulting fees for the periods presented.
(2)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented. Reflects $58 in inventory step up related to Venco Venturo included in cost of sales in the six months ended June 30, 2026.

16.	Income Taxes

The Company’s effective tax rate was 24.7% and 24.0% for the three months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate was 23.7% and 24.6% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended  June 30, 2026 was generally in line with the prior year. The effective tax rate for the six months ended  June 30, 2026 was impacted by having a discrete tax benefit related to tax from stock compensation of $529, compared to discrete tax expense of $129 in the prior year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Acquisition

On  November 3, 2025, the Company acquired substantially all of the assets of Venco Venturo Industries LLC and Venturo Truck Equipment Center LLC (together, "Venco Venturo"), a manufacturer of cranes, hoists and crane service bodies, for the purpose of expanding the Company's product line in its Work Truck Attachments segment.  Total consideration paid was $27,254, including an initial working capital adjustment of $327, which was financed with cash on hand and revolver borrowings under the Company’s credit facility. The working capital adjustment was further adjusted to increase the purchase price by $927 which the Company paid in the six months ended June 30, 2026. The Company incurred approximately $105 in transaction expenses related to this acquisition in the six months ended June 30, 2026.

The following table summarizes the allocation of the purchase price paid or payable, and the subsequent working capital adjustment to the fair value of the net assets acquired as of the acquisition date:

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

19.	Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the six months ended June 30, 2026 are as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Gain (Loss)	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Swap	Obligation	Total
Balance at December 31, 2025	$595	$40	$2,546	$3,181
Other comprehensive gain (loss) before reclassifications	1,102	(37)	—	1,065
Amounts reclassified from accumulated other comprehensive income: (1)	(403)	(3)	(61)	(467)
Balance at June 30, 2026	$1,294	$—	$2,485	$3,779

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(82)
Tax expense	21
Reclassification net of tax	$(61)

Realized gains on interest rate swaps reclassified to interest expense	$(544)
Tax expense	141
Reclassification net of tax	$(403)

Changes to accumulated other comprehensive income by component for the six months ended June 30, 2025, are as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Gain (Loss)	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Swap	Obligation	Total
Balance at December 31, 2024	$1,836	$(40)	$3,676	$5,472
Other comprehensive gain (loss) before reclassifications	(1,491)	96	—	(1,395)
Amounts reclassified from accumulated other comprehensive income: (1)	749	—	(24)	725
Balance at June 30, 2025	$1,094	$56	$3,652	$4,802

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(32)
Tax expense	8
Reclassification net of tax	$(24)

Realized gains on interest rate swaps reclassified to interest expense	$(1,012)
Tax expense	263
Reclassification net of tax	$(749)

20.	Shareholders' Equity

On February 16, 2022, the Company's Board of Directors authorized the purchase of up to $50,000 in shares of common stock at market value (the “2022 repurchase plan”). This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. Shares repurchased under the 2022 repurchase plan are retired. The Company repurchased approximately $3,000 in shares during the three months ended June 30, 2026. The Company repurchased approximately $6,000 in shares during the six months ended June 30, 2026. As of June 30, 2026, the Company had $32,000 remaining under authorization to purchase.

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

On February 20, 2026, the United States Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act (IEEPA). We incurred tariffs under IEEPA, and are following the established refund filing and validation process through the CAPE system, along with other importers seeking IEEPA refunds. As of June 30, 2026, approximately $0.9 million in refunds have been received, and a receivable of approximately $2.8 million was recorded for additional tariffs that have been accepted through the CAPE system but have not yet been received in cash. The refunds were reflected as a reduction to Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income in the three and six months ended June 30, 2026 for amounts related to goods already sold, or as a reduction in Inventories on the Condensed Consolidated Balance Sheet as of June 30, 2026 to the extent the related goods remain on hand.

Overview

The following table sets forth, for the three and six months ended June 30, 2026 and 2025, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and six months ended June 30, 2026 and 2025 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)

Net sales	$214,648	$194,327	$352,445	$309,394
Cost of sales	147,852	134,031	247,878	220,959
Gross profit	66,796	60,296	104,567	88,435
Selling, general, and administrative expense	29,831	21,751	56,172	45,138
Intangibles amortization	1,518	1,550	3,035	3,100
Income from operations	35,447	36,995	45,360	40,197
Interest expense, net	(2,324)	(2,973)	(4,386)	(5,357)
Debt modification expense	-	-	-	(176)
Loss on extinguishment of debt	-	-	-	(156)
Other income	594	123	638	127
Income before taxes	33,717	34,145	41,612	34,635
Income tax expense	8,338	8,191	9,857	8,533
Net income	$25,379	$25,954	$31,755	$26,102

The following table sets forth for the three and six months ended June 30, 2026 and 2025 the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.9%	69.0%	70.3%	71.4%
Gross profit	31.1%	31.0%	29.7%	28.6%
Selling, general, and administrative expense	13.9%	11.2%	15.9%	14.6%
Intangibles amortization	0.7%	0.8%	0.9%	1.0%
Income from operations	16.5%	19.0%	12.9%	13.0%
Interest expense, net	(1.1)%	(1.5)%	(1.3)%	(1.7)%
Debt modification expense	-%	-%	-%	(0.1)%
Loss on extinguishment of debt	-%	-%	-%	(0.1)%
Other income	0.4%	0.1%	0.2%	0.0%
Income before taxes	15.8%	17.6%	11.8%	11.1%
Income tax expense	3.9%	4.2%	2.8%	2.7%
Net income	11.9%	13.4%	9.0%	8.4%

Net Sales

Net sales were $214.6 million for the three months ended June 30, 2026 compared to $194.3 million in the three months ended June 30, 2025, an increase of $20.3 million, or 10.4%. Net sales were $352.4 million for the six months ended June 30, 2026 compared to $309.4 million in the six months ended June 30, 2025, an increase of $43.0 million, or 13.9%. The increase in sales for the three months ended June 30, 2026 compared to the same period in 2025 is a result of higher volumes at Work Truck Attachments related to improved snowfall levels. The increase in sales for the six months ended June 30, 2026 compared to the same period in 2025 is a result of higher volumes at Work Truck Attachments related to improved snowfall levels. See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net sales
Work Truck Attachments	$129,330	$108,114	$190,241	$144,571
Work Truck Solutions	85,318	86,213	162,204	164,823
	$214,648	$194,327	$352,445	$309,394

Net sales at our Work Truck Attachments segment were $129.3 million for the three months ended June 30, 2026 compared to $108.1 million in the three months ended June 30, 2025, an increase of $21.2 million. Net sales at our Work Truck Attachments segment were $190.2 million for the six months ended June 30, 2026 compared to $144.6 million in the six months ended June 30, 2025, an increase of $45.6 million. The increase in sales in the three and six months ended June 30, 2026 was due to higher equipment volumes and parts and accessories sales related to improved snowfall levels, as well as the addition of sales from Venco Venturo, which was acquired on November 3, 2025.  The most recent snow season ended March 2026 was approximately 26.0% above the 10-year average, compared to the prior snow season which saw snowfall 12.0% below the 10-year average.

Net sales at our Work Truck Solutions segment were $85.3 million for the three months ended June 30, 2026 compared to $86.2 million in the three months ended June 30, 2025, a decrease of $0.9 million. Net sales at our Work Truck Solutions segment were $162.2 million for the six months ended June 30, 2026 compared to $164.8 million in the six months ended June 30, 2025, a decrease of $2.6 million. The decrease in sales for the three and six months ended June 30, 2026 compared to the same periods in 2025 was a result of lower commercial volumes, somewhat offset by price increase realization.

Cost of Sales

Cost of sales was $147.9 million for the three months ended June 30, 2026 compared to $134.0 million for the three months ended June 30, 2025, an increase of $13.9 million or 10.4%. Cost of sales was $247.9 million for the six months ended June 30, 2026 compared to $221.0 million for the six months ended June 30, 2025, an increase of $26.9 million or 12.2%. The increase in cost of sales for the three and six months ended June 30, 2026 compared to the same periods in the prior year was driven by the higher volumes at our Work Truck Attachments segment. Cost of sales as a percentage of sales were 68.9% for the three months ended June 30, 2026, compared to 69.0% for the three months ended June 30, 2025, respectively. Cost of sales as a percentage of sales were 70.3% for the six months ended June 30, 2026, compared to 71.4% for the six months ended June 30, 2025, respectively. The decrease in cost of sales as a percentage of sales in the three and six months ended June 30, 2026 is related to segment mix, as Work Truck Attachments typically has higher gross margins than Work Truck Solutions.

Gross Profit

Gross profit was $66.8 million for the three months ended June 30, 2026 compared to $60.3 million for the three months ended June 30, 2025, an increase of $6.5 million, or 10.8%. Gross profit was $104.6 million for the six months ended June 30, 2026 compared to $88.4 million for the six months ended June 30, 2025, an increase of $16.2 million, or 18.3%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 31.0% for the three months ended June 30, 2025 to 31.1% for the corresponding period in 2026. As a percentage of net sales, gross profit increased from 28.6% for the six months ended June 30, 2025 to 29.7% for the corresponding period in 2026. The reasons for the changes in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $31.3 million for the three months ended June 30, 2026 compared to $23.3 million for the three months ended June 30, 2025, an increase of $8.0 million, or 34.3%. Selling, general and administrative expenses, including intangibles amortization, were $59.2 million for the six months ended June 30, 2026 compared to $48.2 million for the six months ended June 30, 2025, an increase of $11.0 million, or 22.8%. The increase in the three months ended June 30, 2026 is related to higher incentive and stock-based compensation expense of $5.0 million, higher wages and salaries of $0.7 million related to increased headcount including the acquisition of Venco Venturo in November 2025, as well as increased rent costs and other discretionary spending. The increase in the six months ended June 30, 2026 is related to higher incentive and stock-based compensation expense of $6.0 million, higher wages and salaries of $1.3 million related to increased headcount including the acquisition of Venco Venturo in November 2025, as well as increased rent costs and other discretionary spending.

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

Interest Expense

Interest expense was $2.3 million for the three months ended June 30, 2026, a decrease compared to the $3.0 million incurred in the same period in the prior year. Interest expense was $4.4 million for the six months ended June 30, 2026, a decrease compared to the $5.4 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended June 30, 2026 was due to lower interest on our floor plan agreements. The decrease in interest expense for the six months ended June 30, 2026 was due to lower interest on our floor plan agreements of $0.6 million, as well as lower interest on our term loan of $0.3 million related to lower interest rates.

Income Taxes

The Company’s effective tax rate was 24.7% and 24.0% for the three months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate was 23.7% and 24.6% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 was generally in line with the prior year. The effective tax rate for the six months ended June 30, 2026 was impacted by having a discrete tax benefit related to tax from stock compensation of $0.5 million, compared to discrete tax expense of $0.1 million in the prior year.

Net Income

Net income for the three months ended June 30, 2026 was $25.4 million, compared to $26.0 million for the corresponding period in 2025, a decrease of $0.6 million. Net income for the six months ended June 30, 2026 was $31.8 million, compared to $26.1 million for the corresponding period in 2025, an increase of $5.7 million. The change in net income for the three and six months ended June 30, 2026 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” “— Debt Modification Expense,” “— Loss on Extinguishment of Debt,” “— Interest Expense," and “— Income Taxes.”  As a percentage of net sales, net income was 11.9% for the three months ended June 30, 2026 compared to 13.4% for the three months ended June 30, 2025. As a percentage of net sales, net income was 9.0% for the six months ended June 30, 2026 compared to 8.4% for the six months ended June 30, 2025.

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

Our primary uses of cash are to provide working capital, meet debt service requirements, finance capital expenditures, pay dividends under our dividend policy, repurchase shares of our common stock, and support our growth, including through potential acquisitions, and for other general corporate purposes. For a description of the seasonality of our working capital needs see “—Seasonality and Year-To-Year Variability.”

Our Board of Directors has adopted a dividend policy that reflects an intention to distribute to our shareholders a regular quarterly cash dividend. The declaration and payment of these dividends to holders of our common stock is at the discretion of our Board of Directors and depends upon many factors, including our financial condition and earnings, legal requirements, taxes and other factors our Board of Directors may deem to be relevant. The terms of our indebtedness may also restrict us from paying cash dividends on our common stock under certain circumstances. As a result of this dividend policy, we may not have significant cash available to meet any large unanticipated liquidity requirements. As a result, we may not retain a sufficient amount of cash to fund our operations or to finance unanticipated capital expenditures or growth opportunities, including acquisitions. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at our discretion. We repurchased approximately $3.0 million in shares during the three months ended June 30, 2026. We repurchased approximately $6.0 million in shares during the six months ended June 30, 2026.

As of June 30, 2026, we had $69.4 million of total liquidity, comprised of $1.9 million in cash and cash equivalents and $67.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2025 of approximately $127.8 million, comprised of approximately $8.3 million in cash and cash equivalents and borrowing availability of approximately $119.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2025 is primarily due to the seasonality of our business. We have taken various steps to preserve liquidity, including reducing discretionary spending where appropriate and deferring payments where appropriate within existing contractual terms, while remaining committed to long term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories at June 30, 2026, December 31, 2025 and June 30, 2025.

	As of
	June 30,	December 31,	June 30,
	2026	2025	2025
Cash and cash equivalents	$1,875	$8,297	$7,980
Accounts receivable, net	156,633	97,561	141,167
Inventories	174,981	149,656	153,286

We had cash and cash equivalents of $1.9 million at June 30, 2026 compared to cash and cash equivalents of $8.3 million and $8.0 million at December 31, 2025 and June 30, 2025, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Six Months Ended
	June 30,	June 30,		%
Cash Flows	2026	2025	Change	Change

Net cash used in operating activities	$(25,195)	$(12,721)	$(12,474)	98.1%
Net cash used in investing activities	(8,228)	(5,126)	(3,102)	60.5%
Net cash provided by financing activities	27,001	20,708	6,293	30.4%
Change in cash	$(6,422)	$2,861	$(9,283)	(324.5)%

Net cash used in operating activities increased $12.5 million from the six months ended June 30, 2025 to the six months ended June 30, 2026. The increase in cash used in operating activities was due to unfavorable changes in working capital and operating assets and liabilities of $23.6 million, somewhat offset by a $11.2 million increase in net income adjusted for reconciling items. The largest unfavorable changes in working capital and operating assets and liabilities was an increase in cash used in inventory due to increased demand and the timing of shipments, accounts payable related to the timing of supplier payments, and accounts receivable related to the timing of collections.

Net cash used in investing activities increased $3.1 million for the six months ended June 30, 2026 compared to the corresponding period in 2025 due to a higher level of capital expenditures, as well as the payment of the final working capital adjustment related to the Venco Venturo acquisition.

Net cash provided by financing activities increased $6.3 million for the six months ended June 30, 2026 as compared to the corresponding period in 2025. This increase in cash provided was due to having higher net revolver borrowings in the six months ended June 30, 2026 compared to the prior year.  The increase in cash provided was also related to there being net borrowings in the prior year related to the debt refinancing that occurred on March 26, 2025.

Free Cash Flow

Free cash flow for the three months ended June 30, 2026 was ($28.3) million compared to ($14.3) million in the corresponding period in 2025, a decrease of $14.0 million. Free cash flow for the six months ended June 30, 2026 was ($32.5) million compared to ($17.8) million in the corresponding period in 2025, a decrease of $14.7 million. The decrease in free cash flow for the six months ended June 30, 2026 is primarily a result of higher cash used in operating activities of $12.5 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Net cash used in operating activities	$(24,201)	$(11,384)	$(25,195)	$(12,721)
Acquisition of property and equipment	(4,140)	(2,965)	(7,301)	(5,126)
Free cash flow	$(28,341)	$(14,349)	$(32,496)	$(17,847)

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Net income	$25,379	$25,954	$31,755	$26,102

Interest expense, net	2,324	2,973	4,386	5,357
Income tax expense	8,338	8,191	9,857	8,533
Depreciation expense	2,304	2,276	4,643	4,549
Amortization expense	1,518	1,550	3,035	3,100
EBITDA	39,863	40,944	53,676	47,641

Stock-based compensation expense	4,450	1,554	6,987	3,704
Debt modification expense	-	-	-	176
Loss on extinguishment of debt	-	-	-	156
Other charges (1)	265	119	726	371
Adjusted EBITDA	$44,578	$42,617	$61,389	$52,048

(1)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented. Reflects $58 in inventory step up related to Venco Venturo included in cost of sales in the six months ended June 30, 2026.

The following table presents Adjusted EBITDA by segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Adjusted EBITDA
Work Truck Attachments	$35,801	$31,570	$43,464	$31,897
Work Truck Solutions	8,777	11,047	17,925	20,151
	$44,578	$42,617	$61,389	$52,048

Adjusted EBITDA at our Work Truck Attachments segment was $35.8 million for the three months ended June 30, 2026 compared to $31.6 million in the three months ended June 30, 2025, an increase of $4.2 million. Adjusted EBITDA at our Work Truck Attachments segment was $43.5 million for the six months ended June 30, 2026 compared to $31.9 million in the six months ended June 30, 2025, an increase of $11.6 million. The change in the three and six months ended June 30, 2026 was due to higher equipment volumes and parts and accessories sales related to improved snowfall levels. The most recent snow season ended March 2026 was approximately 26.0% above the 10-year average, compared to the prior snow season which saw snowfall 12.0% below the 10-year average.

Adjusted EBITDA at our Work Truck Solutions segment was $8.8 million for the three months ended June 30, 2026 compared to $11.0 million in the three months ended June 30, 2025, a decrease of $2.2 million. Adjusted EBITDA at our Work Truck Solutions segment was $17.9 million for the six months ended June 30, 2026 compared to $20.2 million in the six months ended June 30, 2025, a decrease of $2.3 million. The change in the three and six months ended June 30, 2026 was due to lower commercial volumes, somewhat offset by price increase realization.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Net income (GAAP)	$25,379	$25,954	$31,755	$26,102
Adjustments:
- Stock-based compensation	4,450	1,554	6,987	3,704
- Debt modification expense	-	-	-	176
- Loss on extinguishment of debt	-	-	-	156
- Other charges (1)	265	119	726	371
Tax effect on adjustments	(1,179)	(418)	(1,928)	(1,102)

Adjusted net income (non-GAAP)	$28,915	$27,209	$37,540	$29,407

Weighted average common shares outstanding assuming dilution	23,590,038	23,674,029	23,588,780	23,668,491

Adjusted earnings per common share - dilutive	$1.22	$1.14	$1.58	$1.23

GAAP diluted earnings per share	$1.07	$1.09	$1.33	$1.09
Adjustments net of income taxes:
- Stock-based compensation	0.14	0.05	0.23	0.11
- Debt modification expense	-	-	-	0.01
- Loss on extinguishment of debt	-	-	-	0.01
- Other charges (1)	0.01	-	0.02	0.01

Adjusted diluted earnings per share (non-GAAP)	$1.22	$1.14	$1.58	$1.23

(1)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented. Reflects $58 in inventory step up related to Venco Venturo included in cost of sales in the six months ended June 30, 2026.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended June 30, 2026.

Impact of Inflation

Inflation in materials, freight and labor, including as a result of tariffs and the war in Iran, had a material impact on our profitability in the three and six months ended June 30, 2026 and 2025 and we expect the impact of any tariffs enacted and any ongoing inflationary pressures may also impact our profitability in the remainder of 2026. While we anticipate being able to cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In prior years as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of June 30, 2026, we had outstanding borrowings under our term loan of $140.3 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended June 30, 2026 by $0.1 million, $0.1 million, and $0.1 million, respectively.

As of June 30, 2026, we had $57.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility each would have changed interest incurred for the three months ended June 30, 2026 by $0.1 million, $0.2 million, and $0.2 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 7.3% for the three months ended June 30, 2026 compared to 5.3% for the three months ended June 30, 2025. Our steel purchases as a percentage of revenue were 8.6% for the six months ended June 30, 2026 compared to 6.5% for the six months ended June 30, 2025. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. If the price of steel increases, including as a result of tariffs, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Total share repurchases under the 2022 repurchase plan for the three months ended June 30, 2026 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
4/1/2026 - 4/30/2026	-	$-	-	$35,000
5/1/2026 - 5/31/2026	67,532	44.42	67,532	32,000
6/1/2026 - 6/30/2026	-	-	-	32,000
Total	67,532	$44.42	67,532	$32,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

(c)

During the three months ended  June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

Exhibit Numbers	Description
3.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Douglas Dynamics, Inc. [Incorporated by reference to Exhibit 3.1 to Douglas Dynamics, Inc.'s Current Report on Form 8-K filed May 1, 2026 (File No. 001-34728)].

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended June 30, 2026, filed on August 3, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Notes to the Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

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
Dated: August 3, 2026