Form 10-Q
period 2026-09-30
DOUGLAS DYNAMICS, INC
filed 2026-11-03
CIK 1287213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of registrant’s common shares outstanding as of November 3, 2026 was 23,077,046.

DOUGLAS DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Dynamics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2026	2025
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,482	$8,297
Accounts receivable, net	217,841	97,561
Inventories	167,926	149,656
Inventories - truck chassis floor plan	5,001	4,184
Refundable income taxes paid	—	920
Prepaid and other current assets	9,367	5,415
Total current assets	405,617	266,033
Property, plant, and equipment, net	48,351	44,764
Goodwill	116,779	116,779
Other intangible assets, net	111,717	116,269
Operating lease - right-of-use asset	94,154	68,972
Non-qualified benefit plan assets	12,791	12,038
Other long-term assets	4,605	1,846
Total assets	$794,014	$626,701
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$42,519	$38,687
Accrued expenses and other current liabilities	43,219	33,406
Floor plan obligations	5,001	4,184
Operating lease liability - current	10,321	7,154
Income taxes payable	1,772	—
Short term borrowings	96,000	5,000
Current portion of long-term debt	7,416	7,416
Total current liabilities	206,248	95,847
Retiree benefits and deferred compensation	15,787	14,947
Deferred income taxes	35,041	33,104
Long-term debt, less current portion	129,854	135,162
Operating lease liability - noncurrent	83,764	60,134
Other long-term liabilities	6,515	6,061
Shareholders’ equity:
Common Stock, par value $0.01, 200,000,000 shares authorized, 23,077,046 and 23,069,841 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	231	231
Additional paid-in capital	172,197	170,653
Retained earnings	139,146	107,381
Accumulated other comprehensive income, net of tax	5,231	3,181
Total shareholders’ equity	316,805	281,446
Total liabilities and shareholders’ equity	$794,014	$626,701

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)

Net sales	$218,014	$162,121	$570,459	$471,515
Cost of sales	158,185	124,014	406,063	344,973
Gross profit	59,829	38,107	164,396	126,542
Selling, general, and administrative expense	27,035	22,473	83,207	67,611
Intangibles amortization	1,517	1,550	4,552	4,650
Income from operations	31,277	14,084	76,637	54,281
Interest expense, net	(2,934)	(3,762)	(7,320)	(9,119)
Debt modification expense	—	—	—	(176)
Loss on extinguishment of debt	—	—	—	(156)
Other income, net	14	90	652	217
Income before taxes	28,357	10,412	69,969	45,047
Income tax expense	7,199	2,452	17,056	10,985
Net income	$21,158	$7,960	$52,913	$34,062
Weighted average number of common shares outstanding:
Basic	23,077,046	23,040,878	23,097,141	23,097,566
Diluted	23,532,796	23,570,707	23,569,913	23,635,539
Earnings per common share:
Basic	$0.90	$0.34	$2.25	$1.44
Diluted	$0.89	$0.33	$2.23	$1.42
Cash dividends declared and paid per share	$0.30	$0.30	$0.89	$0.89
Comprehensive income	$22,610	$7,559	$54,963	$32,991

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2026	2025
	(unaudited)

Operating activities
Net income	$52,913	$34,062
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,466	11,474
Loss on disposal of fixed assets	660	-
Amortization of deferred financing costs and debt discount	317	382
Debt modification expense	-	176
Loss on extinguishment of debt	-	156
Stock-based compensation	8,807	5,223
Provision for losses on accounts receivable	472	122
Deferred income taxes	1,937	5,657
Non-cash lease expense	8,110	6,228
Changes in operating assets and liabilities:
Accounts receivable	(120,752)	(86,177)
Inventories	(18,270)	(1,709)
Prepaid assets, refundable income taxes and other assets	(3,793)	(1,007)
Accounts payable	3,871	7,788
Accrued expenses and other current liabilities	12,511	6,541
Benefit obligations, long-term liabilities and other	(5,778)	(10,153)
Net cash used in operating activities	(47,529)	(21,237)
Investing activities
Capital expenditures	(11,201)	(8,055)
Acquisition of business	(927)	-
Net cash used in investing activities	(12,128)	(8,055)
Financing activities
Shares withheld on restricted stock vesting paid for employees’ taxes	(1,263)	(161)
Repurchase of common stock	(6,000)	(6,000)
Payments on life insurance policy loans	(122)	(119)
Payments of financing costs	-	(293)
Dividends paid	(21,148)	(20,941)
Net revolver borrowings	91,000	65,000
Borrowings on long-term debt	-	148,770
Repayment of long-term debt	(5,625)	(151,438)
Net cash provided by financing activities	56,842	34,818
Change in cash and cash equivalents	(2,815)	5,526
Cash and cash equivalents at beginning of period	8,297	5,119
Cash and cash equivalents at end of period	$5,482	$10,645

Non-cash operating and financing activities
Truck chassis inventory acquired through floorplan obligations	$1,488	$19,249

See the accompanying notes to condensed consolidated financial statements.

Douglas Dynamics, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	Income	Total
Three Months Ended September 30, 2026
Balance at June 30, 2026	23,069,381	$231	$170,741	$124,908	$3,779	$299,659
Net income	—	—	—	21,158	—	21,158
Dividends paid	—	—	—	(6,920)	—	(6,920)
Adjustment for postretirement benefit liability, net of tax of $11	—	—	—	—	(30)	(30)
Adjustment for interest rate swap, net of tax of ($520)	—	—	—	—	1,482	1,482
Shares withheld on restricted stock vesting	—	—	(364)	—	—	(364)
Stock based compensation	7,665	—	1,820	—	—	1,820
Balance at September 30, 2026	23,077,046	$231	$172,197	$139,146	$5,231	$316,805

Nine Months Ended September 30, 2026
Balance at December 31, 2025	23,069,841	$231	$170,653	$107,381	$3,181	281,446
Net income	—	—	—	52,913	—	52,913
Dividends paid	—	—	—	(21,148)	—	(21,148)
Adjustment for pension and postretirement benefit liability, net of tax of $33	—	—	—	—	(90)	(90)
Adjustment for interest rate swap, net of tax of ($764)	—	—	—	—	2,177	2,177
Adjustment for steel hedging instrument, net of tax of $13	—	—	—	—	(37)	(37)
Shares withheld on restricted stock vesting	—	—	(1,263)	—	—	(1,263)
Repurchase of common stock	(137,908)	(1)	(5,999)	—	—	(6,000)
Stock based compensation	145,113	1	8,806	—	—	8,807
Balance at September 30, 2026	23,077,046	$231	$172,197	$139,146	$5,231	$316,805

Three Months Ended September 30, 2025
Balance at June 30, 2025	23,040,878	$230	$167,636	$100,596	$4,802	$273,264
Net income	—	—	—	7,960	—	7,960
Dividends paid	—	—	—	(7,015)	—	(7,015)
Adjustment for pension and postretirement benefit liability, net of tax of $4	—	—	—	—	(12)	(12)
Adjustment for interest rate swap, net of tax of $120	—	—	—	—	(342)	(342)
Adjustment for steel hedging instrument, net of tax of $17	—	—	—	—	(47)	(47)
Stock based compensation	—	—	1,519	—	—	1,519
Balance at September 30, 2025	23,040,878	$230	$169,155	$101,541	$4,401	$275,327

Nine Months Ended September 30, 2025
Balance at December 31, 2024	23,094,047	$231	$170,092	$88,420	$5,472	$264,215
Net income	—	—	—	34,062	—	34,062
Dividends paid	—	—	—	(20,941)	—	(20,941)
Adjustment for pension and postretirement benefit liability, net of tax of $12	—	—	—	—	(36)	(36)
Adjustment for interest rate swap, net of tax of $381	—	—	—	—	(1,084)	(1,084)
Adjustment for steel hedging instrument, net of tax of ($17)	—	—	—	—	49	49
Shares withheld on restricted stock vesting	—	—	(161)	—	—	(161)
Repurchase of common stock	(210,059)	(2)	(5,998)	—	—	(6,000)
Stock based compensation	156,890	1	5,222	—	—	5,223
Balance at September 30, 2025	23,040,878	$230	$169,155	$101,541	$4,401	$275,327

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

 Interim Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Balance Sheets as of  September 30, 2026, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, have been prepared by the Company and have not been audited.

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

Revenue by customer type was as follows:

Three Months Ended September 30, 2026	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$121,489	$31,487	$152,976
Government	-	46,858	46,858
Fleet	-	16,660	16,660
Other	-	1,520	1,520
Total revenue	$121,489	$96,525	$218,014

Three Months Ended September 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$68,097	$31,857	$99,954
Government	-	37,623	37,623
Fleet	-	21,976	21,976
Other	-	2,568	2,568
Total revenue	$68,097	$94,024	$162,121

Nine Months Ended September 30, 2026	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$311,730	$99,445	$411,175
Government	-	101,134	101,134
Fleet	-	50,578	50,578
Other	-	7,572	7,572
Total revenue	$311,730	$258,729	$570,459

Nine Months Ended September 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Independent dealer	$212,668	$98,676	$311,344
Government	-	95,718	95,718
Fleet	-	57,442	57,442
Other	-	7,011	7,011
Total revenue	$212,668	$258,847	$471,515

Revenue by timing of revenue recognition was as follows:

Three Months Ended September 30, 2026	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$121,489	$72,876	$194,365
Over time	-	23,649	23,649
Total revenue	$121,489	$96,525	$218,014

Three Months Ended September 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$68,097	$64,788	$132,885
Over time	-	29,236	29,236
Total revenue	$68,097	$94,024	$162,121

Nine Months Ended September 30, 2026	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$311,730	$184,177	$495,907
Over time	-	74,552	74,552
Total revenue	$311,730	$258,729	$570,459

Nine Months Ended September 30, 2025	Work Truck Attachments	Work Truck Solutions	Total Revenue
Point in time	$212,668	$175,519	$388,187
Over time	-	83,328	83,328
Total revenue	$212,668	$258,847	$471,515

Contract Balances

The following table shows the changes in the Company’s contract liabilities during the three and nine months ended September 30, 2026 and 2025, respectively:

Three Months Ended September 30, 2026	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$16,511	$7,709	$(11,381)	$12,839

Three Months Ended September 30, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$12,919	$4,819	$(6,669)	$11,069

Nine Months Ended September 30, 2026	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$9,232	$26,658	$(23,051)	$12,839

Nine Months Ended September 30, 2025	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities	$5,063	$20,232	$(14,226)	$11,069

The Company receives payments from customers based upon contractual billing schedules. Contract assets include amounts related to the contractual right to consideration for completed performance obligations not yet invoiced. There were no contract assets as of  September 30, 2026 or 2025. Contract liabilities include payments received in advance of performance under the contract, variable freight allowances which are refunded to the customer, and rebates paid to distributors under the Company's municipal rebate program, and are realized with the associated revenue recognized under the contract. Contract liabilities related to payments received in advance of performance under the contract are included in Accounts Payable on the Condensed Consolidated Balance Sheets.

The Company recognized revenue of $6,258 and $5,063 during the nine months ended September 30, 2026 and 2025, respectively, which was included in contract liabilities at the beginning of each period.

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

The following table rolls forward the activity related to credit losses for trade accounts receivable at each segment, and on a consolidated basis for the nine months ended September 30, 2026 and 2025:

	Balance at December 31, 2025	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at September 30, 2026
Nine Months Ended September 30, 2026
Work Truck Attachments	$2,056	$300	$-	$10	$2,366
Work Truck Solutions	506	172	(4)	3	677
Total	$2,562	$472	$(4)	$13	$3,043

	Balance at December 31, 2024	Additions (reductions) charged to earnings	Writeoffs	Changes to reserve, net	Balance at September 30, 2025
Nine Months Ended September 30, 2025
Work Truck Attachments	$1,768	$300	$(174)	$(3)	$1,891
Work Truck Solutions	604	(178)	(2)	18	442
Total	$2,372	$122	$(176)	$15	$2,333

4.	Fair Value

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and discloses the fair value of long-term debt:

	Fair Value at	Fair Value at
	September 30,	December 31,
	2026	2025
Assets:
Non-qualified benefit plan assets (a)	$12,791	$12,038
Interest rate swaps (b)	3,639	698
Steel hedging instrument (c)	-	50
Total Assets	$16,430	$12,786

Liabilities:
Long-term debt (d)	$138,456	$144,018
Total Liabilities	$138,456	$144,018

(a)  Included in Non-qualified benefit plan assets is the cash surrender value of insurance policies on various individuals that are associated with the Company. The carrying amount of these insurance policies approximates their fair value and is considered a Level 2 input. The Company had outstanding loans of $305 and $427 against these Non-qualified benefit plan assets as of  September 30, 2026 and  December 31, 2025, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

(b)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g. interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads. Thus, inputs used to determine fair value of the interest rate swap are Level 2 inputs. Interest rate swaps of $851 and $2,788 at  September 30, 2026 are included in Prepaid and other current assets and Other long-term assets, respectively. Interest rate swaps of $461 and $237 at  December 31, 2025 are included in Prepaid and other current assets and Other long-term assets, respectively.

(c)  Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., market prices). Model inputs are changed only when corroborated by market data. Thus, inputs used to determine fair value of the commodity hedging instrument are Level 2 inputs. Steel hedging instruments of $0 and $50 at  September 30, 2026 and  December 31, 2025, respectively, were included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

(d)  The fair value of the Company’s long-term debt, including current maturities, approximates its carrying value and is considered a Level 2 input. Long-term debt is recorded at carrying amount, net of discount and deferred debt issuance costs, as disclosed on the face of the balance sheet.

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2026	2025

Finished goods	$77,063	$57,836
Work-in-process	16,405	16,175
Truck chassis inventory	14,523	18,134
Raw material and supplies	59,935	57,511
	$167,926	$149,656

The inventories in the table above do not include truck chassis inventory financed through floor plan financing agreements, which are recorded separately on the balance sheet. The Company takes title to truck chassis upon receipt of the inventory through its floor plan agreements and performs upfitting service installations to the truck chassis inventory during the installation period.  The floor plan obligation is then assumed by the dealer customer upon delivery. At  September 30, 2026 and  December 31, 2025, the Company had $5,001 and $4,184, respectively, of floor plan chassis inventory and $5,001 and $4,184 of related floor plan financing obligation, respectively. Under the floor plan financing agreements, the Company recognizes revenue associated with upfitting and service installations net of the truck chassis in instances where the Company does not purchase the chassis.

6.	Property, plant and equipment

Property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2026	2025

Land	$162	$162
Land improvements	140	140
Leasehold improvements	10,028	9,269
Buildings	2,958	2,958
Machinery and equipment	96,518	90,139
Furniture and fixtures	29,767	28,413
Mobile equipment and other	6,018	5,990
Construction-in-process	6,152	5,512
Total property, plant and equipment	151,743	142,583
Less accumulated depreciation	(103,392)	(97,819)
Property, plant and equipment, net	$48,351	$44,764

7.	Leases

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

Lease Expense

The components of lease expense, which are included in Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Operating lease expense	$4,352	$12,190	$3,252	$9,795
Short term lease cost	$236	$397	$190	$469
Total lease cost	$4,588	$12,587	$3,442	$10,264

Cash Flow

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Cash paid for amounts included in the measurement of operating lease liabilities	$10,450	$9,102
Non-cash lease expense - right-of-use assets	$8,110	$6,228
Right-of-use assets obtained in exchange for operating lease obligations	$34,759	$522

Balance Sheet

Supplemental balance sheet information related to leases is as follows:

	September 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$94,154	$68,972

Operating lease liability - current	10,321	7,154
Operating lease liability - noncurrent	83,764	60,134
Total operating lease liabilities	$94,085	$67,288

Weighted Average Remaining Lease Term
Operating leases (in months)	124	144

Weighted Average Discount Rate
Operating leases	6.56%	7.10%

Lease Maturities

Maturities of leases were as follows:

Year ending December 31,	Operating Leases
2026 (excluding the nine months ended September 30, 2026)	$4,058
2027	15,824
2028	15,010
2029	14,372
2030	13,002
Thereafter	68,938
Total Lease Payments	131,204
Less: imputed interest	(37,119)
Total	$94,085

8.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2026
Indefinite-lived intangibles:
Trademark and tradenames	$79,550	$-	$79,550
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	87,470	57,320	30,150
Patents	21,136	20,455	681
Noncompete agreements	8,940	8,732	208
Trademarks	5,459	4,352	1,107
Backlog	100	79	21
Amortizable intangibles, net	203,105	170,938	32,167
Total	$282,655	$170,938	$111,717

	Gross	Less	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2025
Indefinite-lived intangibles:
Trademark and tradenames	$79,550	$-	$79,550
Amortizable intangibles:
Dealer network	80,000	80,000	-
Customer relationships	87,470	53,115	34,355
Patents	21,136	20,316	820
Noncompete agreements	8,940	8,657	283
Trademarks	5,459	4,281	1,178
Backlog	100	17	83
Amortizable intangibles, net	203,105	166,386	36,719
Total	$282,655	$166,386	$116,269

Amortization expense for intangible assets was $1,517 and $1,550 for the three months ended  September 30, 2026 and 2025, respectively.  Amortization expense for intangible assets was $4,552 and $4,650 for the nine months ended September 30, 2026 and 2025, respectively. Estimated amortization expense for the remainder of 2026 and each of the succeeding five years is as follows:

2026	$1,517
2027	5,986
2028	5,970
2029	5,736
2030	5,003
2031	2,953

9.	Long-Term Debt

Long-term debt is summarized below:

	September 30,	December 31,
	2026	2025

Term Loan, net of debt discount of $294 and $357 at September 30, 2026 and December 31, 2025, respectively	$138,456	$144,018
Less current maturities	7,416	7,416
Long-term debt before deferred financing costs	131,040	136,602
Deferred financing costs, net	1,186	1,440
Long-term debt, net	$129,854	$135,162

On March 26, 2025, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), which amended and restated the Credit Agreement dated June 9, 2021 (as amended by Amendment No. 1, dated as of January 5, 2023, Amendment No. 2, dated as of July 11, 2023, and Amendment No. 3, dated as of January 29, 2024, the “Original Credit Agreement"). The Credit Agreement provides for a senior secured term loan to the Term Loan Borrower in the amount of $150,000 and a senior secured revolving credit facility available to the Revolving Loan Borrowers in the amount of $125,000, of which $10,000 will be available in the form of letters of credit and $15,000 will be available for the issuance of short-term swingline loans. The Credit Agreement also allows the Borrowers to request increases to the revolving commitments and/or incremental term loans in an aggregate amount not in excess of $175,000, subject to specified terms and conditions. The final maturity date of the Credit Agreement is March 26, 2030. The Company applied the proceeds of the senior secured term loan facility under the Credit Agreement to refinance its existing senior secured term loan and revolving credit facilities under the Original Credit Agreement and for the payment of transaction consideration and expenses in connection with the Credit Agreement. The Company is required to pay a fee for unused amounts under the senior secured revolving facility in an amount ranging from 0.150% to 0.300% of the average daily unused portion of the senior secured revolving credit facility, depending on the Company's Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement provides that the senior secured term loan facility will bear interest at (i) the Term SOFR Rate for the applicable interest period plus (ii) a margin ranging from 1.375% to 2.000%, depending on the Company's Leverage Ratio. The Credit Agreement provides that the Company has the option to select whether the senior secured revolving credit facility borrowings will bear interest at either (i)(a) the Term SOFR Rate for the applicable interest period plus (b) a margin ranging from 1.375% to 2.000%, depending on the Company's Leverage Ratio, or (ii) a margin ranging from 0.375% to 1.000% per annum, depending on the Company's Leverage Ratio, plus the greatest of (which if the following would be less than 1.00%, such rate shall be deemed to be 1.00%) (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% and (c) the Term SOFR Rate for a one month interest period plus 1%. If the Term SOFR Rate for the applicable interest period is less than zero, such rate shall be deemed to be zero for purposes of calculating the foregoing interest rates in the Credit Agreement. The Credit Agreement permits the Company to take out loans of up to $1,000 against its corporate-owned life insurance policies as included in Non-qualified benefit plan assets on the Condensed Consolidated Balance Sheets. The Company had outstanding loans of $305 and $427 against its corporate-owned life insurance policies as of  September 30, 2026 and  December 31, 2025, respectively, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Credit Agreement was issued at a $312 discount which is being amortized over the term of the term loan. Additionally, deferred financing costs of $863 and revolver upfront fees of $260 are being amortized over the term of the loan. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as an extinguishment of the Company’s prior debt, which resulted in the write off of unamortized capitalized deferred financing costs of $131 as well as the write off of unamortized debt discount of $25, resulting in a loss on extinguishment of debt of $156 in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2025. A portion of the Company’s entrance into the Credit Agreement and subsequent settlement of its prior credit agreements is accounted for as a modification of the Company’s prior debt. The Company recorded debt modification expense of $176 related to third party fees in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2025.

At  September 30, 2026, the Company had outstanding borrowings under its term loan of $138,456, $96,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $28,450. At  December 31, 2025, the Company had outstanding borrowings under its term loan of $144,018, $5,000 in outstanding borrowings on its revolving credit facility, and remaining borrowing availability of $119,450. The outstanding borrowings on the revolving credit facility are included in Short term borrowings on the Condensed Consolidated Balance Sheets.

The Credit Agreement includes customary representations, warranties and negative and affirmative covenants, as well as customary events of default and certain cross default provisions that could result in acceleration of the Credit Agreement. In addition, the Credit Agreement requires the Company to have a Leverage Ratio of not more than 3.50 to 1.00 as of the last day of any fiscal quarter, which commenced with the fiscal quarter ended  March 31, 2025. As of  September 30, 2026, the Company was in compliance with the respective covenants under the Credit Agreement.

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

The interest rate swaps' positive fair value at  September 30, 2026 was $3,639, of which $851 and $2,788 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheets, respectively.  The interest rate swaps' positive fair value at  December 31, 2025 was $698, of which $461 and $237 are included in Prepaid and other current assets and Other long-term assets on the Condensed Consolidated Balance Sheets, respectively.

On  August 28, 2026, the Company entered into a floor plan financing agreement for up to $12,000 with a financial institution that expires on  August 28, 2027. Under the floor plan agreement, the Company receives truck chassis and title for upfitting service installations. Upon upfit completion, the title transfers from the Company to the customer. The note bears interest at SOFR, plus 1.90%. This agreement replaced the previous floor plan agreement which expired in August 2026.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	September 30,	December 31,
	2026	2025

Payroll and related costs	$13,418	$14,208
Employee benefits	7,971	6,559
Accrued warranty	4,381	3,643
Other	17,449	8,996
	$43,219	$33,406

11.	Warranty Liability

The warranty reserve was $7,102 at  September 30, 2026, of which $2,721 is included in Other long-term liabilities and $4,381 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The warranty reserve was $5,916 at  December 31, 2025, of which $2,273 is included in Other long-term liabilities and $3,643 is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following is a rollforward of the Company’s warranty liability:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Balance at the beginning of the period	$6,080	$5,699	$5,916	$5,559
Warranty provision	1,450	693	3,923	2,776
Claims paid/settlements	(428)	(418)	(2,737)	(2,361)
Balance at the end of the period	$7,102	$5,974	$7,102	$5,974

12.	Earnings per Share

The amounts used in computing earnings per share and the weighted average common shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Basic earnings per common share
Net income	$21,158	$7,960	$52,913	$34,062
Less: Distributed and undistributed earnings allocated to nonvested shares	409	179	1,055	776
Net income allocated to common shareholders	$20,749	$7,781	$51,858	$33,286
Weighted average common shares outstanding	23,077,046	23,040,878	23,097,141	23,097,566
	$0.90	$0.34	$2.25	$1.44

Diluted earnings per common share
Net income allocated to common shareholders - basic	$20,749	$7,781	$51,858	$33,286
Add: Undistributed earnings allocated to nonvested shareholders	275	23	643	299
Net income allocated to common shareholders - diluted	$21,024	$7,804	$52,501	$33,585
Weighted average common shares outstanding - basic	23,077,046	23,040,878	23,097,141	23,097,566
Dilutive effect of participating securities	455,750	529,829	472,772	537,973
Weighted average common shares outstanding - diluted	23,532,796	23,570,707	23,569,913	23,635,539
	$0.89	$0.33	$2.23	$1.42

13.	Stock Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the Company's employee stock plans is included in the Company's 2025 Annual Report on Form 10-K.

The Company incurred $1,201 and $688 in the nine months ended September 30, 2026 and 2025, respectively, in additional expense for employees who meet the thresholds of the stock plan's retirement provision.

The Company recognized $931 and $648 of compensation expense related to performance share unit awards in the three months ended  September 30, 2026 and 2025, respectively. The Company recognized $4,347 and $1,433 of compensation expense related to performance share unit awards in the nine months ended September 30, 2026 and 2025, respectively. The unrecognized compensation expense calculated under the fair value method for performance share units that were, as of  September 30, 2026, expected to be earned through the requisite service period was approximately $4,137 and is expected to be recognized through 2029. For each tranche of the 2024 through 2026 grants, a Monte Carlo simulation has been used to account for the Total Shareholder Return ("TSR") market condition in the grant date fair value of the award. For the first tranche of the 2026 performance share grants, the fair value was $47.43 or $53.78 per share, depending on the grant date. For the second tranche of the 2025 performance share grants, the fair value was $50.45 per share. For the third tranche of the 2024 performance share grants, the fair value was $44.20 per share.

A summary of restricted stock unit activity for the nine months ended September 30, 2026 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant Date	Contractual
	Shares	Fair value	Term (in years)

Unvested at December 31, 2025	344,279	$27.27	1.48
Granted	105,861	$44.98	2.27
Vested	(143,995)	$27.98	-
Cancelled and forfeited	(8,289)	$34.74	-

Unvested at September 30, 2026	297,856	$33.01	1.44

Expected to vest in the future at September 30, 2026	286,154	$33.01	1.44

The Company recognized $889 and $871 of compensation expense related to the restricted stock unit awards in the three months ended  September 30, 2026 and 2025, respectively. The Company recognized $4,460 and $3,790 of compensation expense related to the restricted stock unit awards in the nine months ended September 30, 2026 and 2025, respectively. The unrecognized compensation expense calculated under the fair value method for restricted shares that were, as of  September 30, 2026, expected to be earned through the requisite service period was approximately $5,024 and is expected to be recognized through 2029.

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

Sales between Work Truck Attachments and Work Truck Solutions reflect the Company’s intercompany pricing policy. The following table shows summarized financial information concerning the Company’s reportable segments:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net sales
Work Truck Attachments	$121,489	$68,097	$311,730	$212,668
Work Truck Solutions	96,525	94,024	258,729	258,847
	$218,014	$162,121	$570,459	$471,515
Selling, general and administrative expense
Work Truck Attachments	$14,880	$11,971	$47,359	$35,813
Work Truck Solutions	12,155	10,502	35,848	31,798
	$27,035	$22,473	$83,207	$67,611
Other segment items (1)
Work Truck Attachments	$76,464	$45,665	$190,762	$134,497
Work Truck Solutions	76,577	73,898	197,163	197,274
	$153,041	$119,563	$387,925	$331,771
Adjusted EBITDA
Work Truck Attachments	$30,145	$10,461	$73,609	$42,358
Work Truck Solutions	7,793	9,624	25,718	29,775
	$37,938	$20,085	$99,327	$72,133
Depreciation and amortization expense
Work Truck Attachments	$1,917	$1,902	$5,680	$5,771
Work Truck Solutions	1,871	1,923	5,786	5,703
	$3,788	$3,825	$11,466	$11,474
Assets
Work Truck Attachments	$497,923	$430,212
Work Truck Solutions	296,091	264,724
	$794,014	$694,936
Capital Expenditures
Work Truck Attachments	$1,571	$1,429	$6,079	$4,645
Work Truck Solutions	1,913	1,595	5,082	3,317
	$3,484	$3,024	$11,161	$7,962

Adjusted EBITDA
Work Truck Attachments	$30,145	$10,461	$73,609	$42,358
Work Truck Solutions	7,793	9,624	25,718	29,775
Total Adjusted EBITDA	$37,938	$20,085	$99,327	$72,133
Less items to reconcile Adjusted EBITDA to income before taxes:
Interest expense - net	2,934	3,762	7,320	9,119
Depreciation expense	2,271	2,275	6,914	6,824
Amortization	1,517	1,550	4,552	4,650
Stock based compensation	1,820	1,519	8,807	5,223
Debt modification expense	-	-	-	176
Loss on extinguishment of debt	-	-	-	156
Other charges (2)	1,039	567	1,765	938
Income before taxes	$28,357	$10,412	$69,969	$45,047

(1)	Includes cost of sales, other (income) expense, and the addback of depreciation expense, stock based compensation, unrelated legal, severance, restructuring and consulting fees for the periods presented.
(2)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented. Reflects $58 in inventory step up related to Venco Venturo included in cost of sales in the nine months ended September 30, 2026.

16.	Income Taxes

The Company’s effective tax rate was 25.4% and 23.5% for the three months ended  September 30, 2026 and 2025, respectively. The Company’s effective tax rate was 24.4% and 24.4% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended  September 30, 2025 was impacted by the release of reserves for uncertain tax positions of $158, while there was no such release in the three months ended September 30, 2026. The effective tax rate for the nine months ended  September 30, 2026 was in line with the corresponding period in the prior year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The largest item affecting deferred taxes is the difference between book and tax amortization of goodwill and other intangibles amortization.

17.	Acquisition

On  November 3, 2025, the Company acquired substantially all of the assets of Venco Venturo Industries LLC and Venturo Truck Equipment Center LLC (together, "Venco Venturo"), a manufacturer of cranes, hoists and crane service bodies, for the purpose of expanding the Company's product line in its Work Truck Attachments segment.  Total consideration paid was $27,254, including an initial working capital adjustment of $327, which was financed with cash on hand and revolver borrowings under the Company’s credit facility. The working capital adjustment was further adjusted to increase the purchase price by $927, which the Company paid in the nine months ended September 30, 2026. The Company incurred approximately $105 in transaction expenses related to this acquisition in the nine months ended September 30, 2026.

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

19.	Changes in Accumulated Other Comprehensive Income by Component

Changes to accumulated other comprehensive income by component for the nine months ended September 30, 2026 are as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Gain (Loss)	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Swap	Obligation	Total
Balance at December 31, 2025	$595	$40	$2,546	$3,181
Other comprehensive gain (loss) before reclassifications	2,638	(37)	—	2,601
Amounts reclassified from accumulated other comprehensive income: (1)	(457)	(3)	(91)	(551)
Balance at September 30, 2026	$2,776	$—	$2,455	$5,231

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(123)
Tax expense	32
Reclassification net of tax	$(91)

Realized gains on interest rate swaps reclassified to interest expense	$(618)
Tax expense	161
Reclassification net of tax	$(457)

Changes to accumulated other comprehensive income by component for the nine months ended September 30, 2025, are as follows:

	Unrealized	Unrealized
	Net Gain (Loss)	Net Gain (Loss)	Retiree
	on Interest	on Steel	Health
	Rate	Hedging	Benefit
	Swap	Swap	Obligation	Total
Balance at December 31, 2024	$1,836	$(40)	$3,676	$5,472
Other comprehensive gain (loss) before reclassifications	46	49	—	95
Amounts reclassified from accumulated other comprehensive income: (1)	(1,130)	—	(36)	(1,166)
Balance at September 30, 2025	$752	$9	$3,640	$4,401

(1) Amounts reclassified from accumulated other comprehensive income:
Amortization of Other Postretirement Benefit items:
Actuarial gains	$(48)
Tax expense	12
Reclassification net of tax	$(36)

Realized gains on interest rate swaps reclassified to interest expense	$(1,527)
Tax expense	397
Reclassification net of tax	$(1,130)

20.	Shareholders' Equity

On February 16, 2022, the Company's Board of Directors authorized the purchase of up to $50,000 in shares of common stock at market value (the “2022 repurchase plan”). This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. Shares repurchased under the 2022 repurchase plan are retired. The Company repurchased approximately $6,000 in shares during the nine months ended September 30, 2026. As of  September 30, 2026, the Company had $32,000 remaining under authorization to purchase.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements include information relating to future events, product demand, the payment of dividends, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources.  These statements are often identified by use of words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to: (i) weather conditions, particularly lack of or reduced levels of snowfall and the timing of such snowfall, including as a result of global climate change; (ii) our ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, labor strikes, global political instability, adverse developments affecting the banking and financial services industries, pandemics and outbreaks of contagious diseases and other adverse public health developments, or other significant decline in economic conditions; (iii)  increases in the price of steel or other materials, including as a result of tariffs or inflationary conditions, necessary for the production of our products that cannot be passed on to our distributors; (iv) our inability to maintain good relationships with the original equipment manufacturers (“OEM”) with whom we currently do significant business; (v) the inability of our suppliers and OEM partners to meet our volume or quality requirements; (vi) increases in the price of fuel or freight, including the impact of the war with Iran; (vii) the effects of laws and regulations and their interpretations on our business and financial condition, including policy or regulatory changes related to climate change; (viii) a significant decline in economic conditions; (ix) our inability to maintain good relationships with our distributors; (x) lack of available or favorable financing options for our end-users, distributors or customers; (xi) inaccuracies in our estimates of future demand for our products; (xii) our inability to protect or continue to build our intellectual property portfolio; (xiii) our inability to develop new products or improve upon existing products in response to end-user needs; (xiv) losses due to lawsuits arising out of personal injuries associated with our products; (xv) factors that could impact the future declaration and payment of dividends or our ability to execute repurchases under our stock repurchase program; (xvi) our inability to effectively manage the use of artificial intelligence; (xvii) disruptions at our manufacturing facilities; (xviii) our inability to compete effectively against competition; (xix) our inability to successfully implement our new enterprise resource planning system; (xx) the timing, scope, and impact of acquisitions, dispositions or other strategic transactions;  (xxi) our inability to achieve the projected financial performance with the assets of Venco Venturo, which we acquired in 2025 and unexpected costs or liabilities related to such acquisition, as well as those discussed in the sections entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, or in our most recent Annual Report on Form 10-K.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  In addition, the forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and we undertake no obligation, except as required by law, to update or release any revisions to any forward-looking statement, even if new information becomes available in the future.

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

On February 20, 2026, the United States Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act (IEEPA). We incurred tariffs under IEEPA, and are following the established refund filing and validation process through the CAPE system, along with other importers seeking IEEPA refunds. As of September 30, 2026, we have received approximately $3.6 million in refunds in cash. The refunds were materially all reflected as a reduction to Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income in the nine months ended September 30, 2026 as the goods have been sold.

Overview

The following table sets forth, for the three and nine months ended September 30, 2026 and 2025, the consolidated statements of operations of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of operations data for the three and nine months ended September 30, 2026 and 2025 have been derived from our unaudited consolidated financial statements. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)

Net sales	$218,014	$162,121	$570,459	$471,515
Cost of sales	158,185	124,014	406,063	344,973
Gross profit	59,829	38,107	164,396	126,542
Selling, general, and administrative expense	27,035	22,473	83,207	67,611
Intangibles amortization	1,517	1,550	4,552	4,650
Income from operations	31,277	14,084	76,637	54,281
Interest expense, net	(2,934)	(3,762)	(7,320)	(9,119)
Debt modification expense	-	-	-	(176)
Loss on extinguishment of debt	-	-	-	(156)
Other income, net	14	90	652	217
Income before taxes	28,357	10,412	69,969	45,047
Income tax expense	7,199	2,452	17,056	10,985
Net income	$21,158	$7,960	$52,913	$34,062

The following table sets forth for the three and nine months ended September 30, 2026 and 2025 the percentage of certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income, relative to net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.6%	76.5%	71.2%	73.2%
Gross profit	27.4%	23.5%	28.8%	26.8%
Selling, general, and administrative expense	12.4%	13.9%	14.6%	14.3%
Intangibles amortization	0.7%	0.9%	0.8%	1.0%
Income from operations	14.3%	8.7%	13.4%	11.5%
Interest expense, net	(1.3)%	(2.3)%	(1.3)%	(1.9)%
Debt modification expense	0.0%	0.0%	0.0%	(0.0)%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	(0.0)%
Other income, net	0.0%	0.1%	0.1%	0.0%
Income before taxes	13.0%	6.6%	12.2%	9.6%
Income tax expense	3.3%	1.6%	2.9%	2.4%
Net income	9.7%	4.9%	9.3%	7.2%

Net Sales

Net sales were $218.0 million for the three months ended September 30, 2026 compared to $162.1 million in the three months ended September 30, 2025, an increase of $55.9 million, or 34.5%. Net sales were $570.5 million for the nine months ended September 30, 2026 compared to $471.5 million in the nine months ended September 30, 2025, an increase of $99.0 million, or 21.0%. The increase in sales for the three and nine months ended September 30, 2026 compared to the same period in 2025 is a result of higher volumes at Work Truck Attachments related to improved snowfall levels.  See below for a discussion of net sales for each of our segments.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net sales
Work Truck Attachments	$121,489	$68,097	$311,730	$212,668
Work Truck Solutions	96,525	94,024	258,729	258,847
	$218,014	$162,121	$570,459	$471,515

Net sales at our Work Truck Attachments segment were $121.5 million for the three months ended September 30, 2026 compared to $68.1 million in the three months ended September 30, 2025, an increase of $53.4 million. Net sales at our Work Truck Attachments segment were $311.7 million for the nine months ended September 30, 2026 compared to $212.7 million in the nine months ended September 30, 2025, an increase of $99.0 million. The increase in sales in the three and nine months ended September 30, 2026 was due to higher equipment volumes and parts and accessories sales related to improved snowfall levels, as well as the addition of sales from Venco Venturo, which was acquired on November 3, 2025.  The most recent snow season ended March 2026 was approximately 26.0% above the 10-year average, compared to the prior snow season which saw snowfall 12.0% below the 10-year average.

Net sales at our Work Truck Solutions segment were $96.5 million for the three months ended September 30, 2026 compared to $94.0 million in the three months ended September 30, 2025, an increase of $2.5 million. Net sales at our Work Truck Solutions segment were $258.7 million for the nine months ended September 30, 2026 compared to $258.8 million in the nine months ended September 30, 2025, a decrease of $0.1 million. The increase in sales for the three months ended September 30, 2026 compared to the same periods in 2025 was a result of higher municipal volumes, price increase realization and higher sales of Company-purchased chassis, somewhat offset by lower commercial volumes.  The decrease in sales for the  nine months ended September 30, 2026 compared to the same periods in 2025 was a result of lower commercial volumes, somewhat offset by higher municipal volumes and price increase realization.

Cost of Sales

Cost of sales was $158.2 million for the three months ended September 30, 2026 compared to $124.0 million for the three months ended September 30, 2025, an increase of $34.2 million or 27.6%. Cost of sales was $406.1 million for the nine months ended September 30, 2026 compared to $345.0 million for the nine months ended September 30, 2025, an increase of $61.1 million or 17.7%. The increase in cost of sales for the three and nine months ended September 30, 2026 compared to the same periods in the prior year was driven by the higher volumes at our Work Truck Attachments segment. Cost of sales as a percentage of sales were 72.6% for the three months ended September 30, 2026, compared to 76.5% for the three months ended September 30, 2025, respectively. Cost of sales as a percentage of sales were 71.2% for the nine months ended September 30, 2026, compared to 73.2% for the nine months ended September 30, 2025, respectively. The decrease in cost of sales as a percentage of sales in the three and nine months ended September 30, 2026 is related to segment mix, as Work Truck Attachments typically has higher gross margins than Work Truck Solutions.

Gross Profit

Gross profit was $59.8 million for the three months ended September 30, 2026 compared to $38.1 million for the three months ended September 30, 2025, an increase of $21.7 million, or 57.0%. Gross profit was $164.4 million for the nine months ended September 30, 2026 compared to $126.5 million for the nine months ended September 30, 2025, an increase of $37.9 million, or 30.0%. The change in gross profit is attributable to the changes in sales as discussed above under “—Net Sales.”  As a percentage of net sales, gross profit increased from 23.5% for the three months ended September 30, 2025 to 27.4% for the corresponding period in 2026. As a percentage of net sales, gross profit increased from 26.8% for the nine months ended September 30, 2025 to 28.8% for the corresponding period in 2026. The reasons for the changes in gross profit as a percentage of net sales are the same as those relating to the changes in cost of sales as a percentage of sales discussed above under “—Cost of Sales.”

Selling, General and Administrative Expense

Selling, general and administrative expenses, including intangibles amortization, were $28.6 million for the three months ended September 30, 2026 compared to $24.0 million for the three months ended September 30, 2025, an increase of $4.6 million, or 19.2%. Selling, general and administrative expenses, including intangibles amortization, were $87.8 million for the nine months ended September 30, 2026 compared to $72.3 million for the nine months ended September 30, 2025, an increase of $15.5 million, or 21.4%. The increase in the three months ended September 30, 2026 is related to higher incentive and stock-based compensation expense of $1.2 million, product liability settlement costs of $0.8 million, higher wages and salaries of $0.7 million related to increased headcount including the acquisition of Venco Venturo in November 2025, higher legal fees of $0.6 million, as well as increased rent costs and other discretionary spending. The increase in the nine months ended September 30, 2026 is related to higher incentive and stock-based compensation expense of $7.2 million, higher wages and salaries of $2.0 million related to increased headcount including the acquisition of Venco Venturo in November 2025, higher legal fees of $0.8 million, product liability settlement costs of $0.8 million, as well as increased rent costs and other discretionary spending.

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

Interest Expense

Interest expense was $2.9 million for the three months ended September 30, 2026, a decrease compared to the $3.8 million incurred in the same period in the prior year. Interest expense was $7.3 million for the nine months ended September 30, 2026, a decrease compared to the $9.1 million incurred in the same period in the prior year. The decrease in interest expense for the three months ended September 30, 2026 was due to lower interest on our floor plan agreements of $1.0 million. The decrease in interest expense for the nine months ended September 30, 2026 was due to lower interest on our floor plan agreements of $1.7 million.

Income Taxes

The Company’s effective tax rate was 25.4% and 23.5% for the three months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate was 24.4% and 24.4% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2025 was impacted by the release of reserves for uncertain tax positions of $0.2 million, while there was no such release in the three months ended September 30, 2026. The effective tax rate for the nine months ended September 30, 2026 was in line with the corresponding period in the prior year.

Net Income

Net income for the three months ended September 30, 2026 was $21.2 million, compared to $8.0 million for the corresponding period in 2025, an increase of $13.2 million. Net income for the nine months ended September 30, 2026 was $52.9 million, compared to $34.1 million for the corresponding period in 2025, an increase of $18.8 million. The change in net income for the three and nine months ended September 30, 2026 was driven by the factors described above under “— Net Sales,” “— Cost of Sales,” “— Selling, General and Administrative Expense,” “— Debt Modification Expense,” “— Loss on Extinguishment of Debt,” “— Interest Expense," and “— Income Taxes.”  As a percentage of net sales, net income was 9.7% for the three months ended September 30, 2026 compared to 4.9% for the three months ended September 30, 2025. As a percentage of net sales, net income was 9.3% for the nine months ended September 30, 2026 compared to 7.2% for the nine months ended September 30, 2025.

Discussion of Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates previously disclosed in our Form 10-K (Commission File No. 001-34728) filed with the Securities and Exchange Commission under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

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

On February 16, 2022, our Board of Directors authorized the purchase of up to $50.0 million in shares of common stock at market value. This authorization does not have an expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of shares and the program may be extended, modified, suspended or discontinued at any time at our discretion. We repurchased approximately $6.0 million in shares during the nine months ended September 30, 2026.

As of September 30, 2026, we had $34.0 million of total liquidity, comprised of $5.5 million in cash and cash equivalents and $28.5 million of borrowing availability under our revolving credit facility, compared with total liquidity as of December 31, 2025 of approximately $127.8 million, comprised of approximately $8.3 million in cash and cash equivalents and borrowing availability of approximately $119.5 million under our revolving credit facility. The change in our total liquidity from December 31, 2025 is primarily due to the seasonality of our business. We have taken various steps to preserve liquidity, including reducing discretionary spending where appropriate and deferring payments where appropriate within existing contractual terms, while remaining committed to long-term growth projects. We expect that cash on hand and cash we generate from operations, as well as available credit under our senior credit facilities, will provide adequate funds for the primary uses of cash we describe above for the foreseeable future. From time to time, we may seek additional funding through the issuance of debt or equity securities to provide additional liquidity to fund acquisitions aligned with our strategic priorities and for other general corporate purposes.

The following table shows our cash and cash equivalents, net accounts receivable and inventories at September 30, 2026, December 31, 2025 and September 30, 2025.

	As of
	September 30,	December 31,	September 30,
	2026	2025	2025
Cash and cash equivalents	$5,482	$8,297	$10,645
Accounts receivable, net	217,841	97,561	173,462
Inventories	167,926	149,656	138,743

We had cash and cash equivalents of $5.5 million at September 30, 2026 compared to cash and cash equivalents of $8.3 million and $10.6 million at December 31, 2025 and September 30, 2025, respectively. The table below sets forth a summary of the significant sources and uses of cash for the periods presented.

	Nine Months Ended
	September 30,	September 30,		%
Cash Flows	2026	2025	Change	Change

Net cash used in operating activities	$(47,529)	$(21,237)	$(26,292)	123.8%
Net cash used in investing activities	(12,128)	(8,055)	(4,073)	50.6%
Net cash provided by financing activities	56,842	34,818	22,024	63.3%
Change in cash	$(2,815)	$5,526	$(8,341)	(150.9)%

Net cash used in operating activities increased $26.3 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. The increase in cash used in operating activities was due to unfavorable changes in working capital and operating assets and liabilities of $47.5 million, somewhat offset by a $21.2 million increase in net income adjusted for reconciling items. The largest unfavorable changes in working capital and operating assets and liabilities was an increase in cash used in accounts receivable related to the timing of shipments and collections, inventory due to increased demand and the timing of shipments, and accounts payable related to the timing of supplier payments.

Net cash used in investing activities increased $4.1 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025 due to a higher level of capital expenditures, as well as the payment of the final working capital adjustment related to the Venco Venturo acquisition.

Net cash provided by financing activities increased $22.0 million for the nine months ended September 30, 2026 as compared to the corresponding period in 2025. This increase in cash provided was due to having higher net revolver borrowings in the nine months ended September 30, 2026 compared to the prior year.

Free Cash Flow

Free cash flow for the three months ended September 30, 2026 was ($26.2) million compared to ($11.4) million in the corresponding period in 2025, a decrease of $14.8 million. Free cash flow for the nine months ended September 30, 2026 was ($58.7) million compared to ($29.3) million in the corresponding period in 2025, a decrease of $29.4 million. The decrease in free cash flow for the nine months ended September 30, 2026 is primarily a result of higher cash used in operating activities of $26.3 million as discussed above under “Liquidity and Capital Resources.”

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

The following table reconciles net cash used in operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Net cash used in operating activities	$(22,334)	$(8,516)	$(47,529)	$(21,237)
Acquisition of property and equipment	(3,900)	(2,929)	(11,201)	(8,055)
Free cash flow	$(26,234)	$(11,445)	$(58,730)	$(29,292)

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA as well as the resulting calculation of Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Net income	$21,158	$7,960	$52,913	$34,062

Interest expense, net	2,934	3,762	7,320	9,119
Income tax expense	7,199	2,452	17,056	10,985
Depreciation expense	2,271	2,275	6,914	6,824
Amortization	1,517	1,550	4,552	4,650
EBITDA	35,079	17,999	88,755	65,640

Stock-based compensation expense	1,820	1,519	8,807	5,223
Debt modification expense	-	-	-	176
Loss on extinguishment of debt	-	-	-	156
Other charges (1)	1,039	567	1,765	938
Adjusted EBITDA	$37,938	$20,085	$99,327	$72,133

(1)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented. Reflects $58 in inventory step up related to Venco Venturo included in cost of sales in the nine months ended September 30, 2026.

The following table presents Adjusted EBITDA by segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Adjusted EBITDA
Work Truck Attachments	$30,145	$10,461	$73,609	$42,358
Work Truck Solutions	7,793	9,624	25,718	29,775
	$37,938	$20,085	$99,327	$72,133

Adjusted EBITDA at our Work Truck Attachments segment was $30.1 million for the three months ended September 30, 2026 compared to $10.5 million in the three months ended September 30, 2025, an increase of $19.6 million. Adjusted EBITDA at our Work Truck Attachments segment was $73.6 million for the nine months ended September 30, 2026 compared to $42.4 million in the nine months ended September 30, 2025, an increase of $31.2 million. The change in the three and nine months ended September 30, 2026 was due to higher equipment volumes and parts and accessories sales related to improved snowfall levels. The most recent snow season ended March 2026 was approximately 26.0% above the 10-year average, compared to the prior snow season which saw snowfall 12.0% below the 10-year average.

Adjusted EBITDA at our Work Truck Solutions segment was $7.8 million for the three months ended September 30, 2026 compared to $9.6 million in the three months ended September 30, 2025, a decrease of $1.8 million. Adjusted EBITDA at our Work Truck Solutions segment was $25.7 million for the nine months ended September 30, 2026 compared to $29.8 million in the nine months ended September 30, 2025, a decrease of $4.1 million. The change in the three months ended September 30, 2026 was due to inflation. The change in the nine months ended September 30, 2026 was due to lower commercial volumes and inflation.

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted net income as well as a reconciliation of diluted earnings per share, the most comparable GAAP financial measure, to Adjusted diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Net income (GAAP)	$21,158	$7,960	$52,913	$34,062
Adjustments:
- Stock-based compensation	1,820	1,519	8,807	5,223
- Debt modification expense	-	-	-	176
- Loss on extinguishment of debt	-	-	-	156
- Other charges (1)	1,039	567	1,765	938
Tax effect on adjustments	(715)	(522)	(2,642)	(1,623)

Adjusted net income (non-GAAP)	$23,302	$9,524	$60,843	$38,932

Weighted average common shares outstanding assuming dilution	23,532,796	23,570,707	23,569,913	23,635,539

Adjusted earnings per common share - dilutive	$0.98	$0.40	$2.56	$1.63

GAAP diluted earnings per share	$0.89	$0.33	$2.23	$1.42
Adjustments net of income taxes:
- Stock-based compensation	0.06	0.05	0.28	0.16
- Debt modification expense	-	-	-	0.01
- Loss on extinguishment of debt	-	-	-	0.01
- Other charges (1)	0.03	0.02	0.05	0.03

Adjusted diluted earnings per share (non-GAAP)	$0.98	$0.40	$2.56	$1.63

(1)	Reflects unrelated legal, severance, restructuring and consulting fees for the periods presented. Reflects $58 in inventory step up related to Venco Venturo included in cost of sales in the nine months ended September 30, 2026.

Future Obligations and Commitments

There have been no material changes to our future obligations and commitments in the three months ended September 30, 2026.

Impact of Inflation

Inflation in materials, freight and labor, including as a result of tariffs and the war in Iran, had a material impact on our profitability in the three and nine months ended September 30, 2026 and 2025 and we expect the impact of any tariffs enacted and any ongoing inflationary pressures may also impact our profitability in the remainder of 2026. While we anticipate being able to cover this inflation by raising prices, there may be a timing difference of when we incur the increased costs and when we realize the higher prices in our backlog. In prior years as a result of inflationary pressures due to tariffs, we experienced significant increases in steel costs, but were able to mitigate the effects of these increases through both temporary and permanent steel surcharges; we expect, but cannot be certain, that we will be able to do the same going forward.

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

As of September 30, 2026, we had outstanding borrowings under our term loan of $138.5 million. A hypothetical interest rate change of 1%, 1.5% and 2% on our term loan would have changed interest incurred for the three months ended September 30, 2026 by $0.2 million, $0.2 million, and $0.3 million, respectively.

As of September 30, 2026, we had $96.0 million in outstanding borrowings under our revolving credit facility. A hypothetical interest rate change of 1%, 1.5% and 2% on our revolving credit facility each would have changed interest incurred for the three months ended September 30, 2026 by $0.2 million, $0.3 million, and $0.4 million, respectively.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, the primary commodity upon which our manufacturing depends. Our steel purchases as a percentage of revenue were 6.8% for the three months ended September 30, 2026 compared to 5.7% for the three months ended September 30, 2025. Our steel purchases as a percentage of revenue were 7.9% for the nine months ended September 30, 2026 compared to 6.2% for the nine months ended September 30, 2025. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. If the price of steel increases, including as a result of tariffs, our variable costs could also increase. While historically we have successfully mitigated these increased costs through the implementation of either permanent price increases and/or temporary invoice surcharges, there may be timing differences between when we realize the price increases and incur the increased costs, and in the future, we may not be able to successfully mitigate these costs, which could cause our gross margins to decline. If our costs for steel were to increase by $1.00 in a period where we are not able to pass any of this increase onto our distributors, our gross margins would decline by $1.00 in the period in which such inventory was sold.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In the three months ended September 30, 2026, the Company withheld approximately 6,735 shares of the Company's common stock to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to the Company's stockholder-approved equity incentive plan.

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

Total share repurchases under the 2022 repurchase plan for the three months ended September 30, 2026 are as follows:

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (000's)
7/1/2026 - 7/31/2026	-	$-	-	$32,000
8/1/2026 - 8/31/2026	-	-	-	32,000
9/1/2026 - 9/30/2026	-	-	-	32,000
Total	-	$-	-	$32,000

Dividend Payment Restrictions

Our senior credit facilities include certain restrictions on our ability to pay dividends. The senior credit facilities also restrict our subsidiaries from paying dividends and otherwise transferring assets to Douglas Dynamics, Inc. For additional detail regarding these restrictions, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

(c)

During the three months ended  September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following financial statements from the quarterly report on Form 10-Q of Douglas Dynamics, Inc. for the quarter ended September 30, 2026, filed on November 3, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Notes to the Consolidated Financial Statements, and (vi) the information included in Part II, Item 5(c).

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
Dated: November 3, 2026